Form 10-Q
period 2021-09-30
Claros Mortgage Trust, Inc.
filed 2021-12-16
CIK 1666291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number: 001-40993

Claros Mortgage Trust, Inc.

(Exact Name of Registrant as Specified in its Charter)

Maryland	47-4074900
(State or other jurisdiction of incorporation or organization) c/o Mack Real Estate Credit Strategies, L.P.	(I.R.S. Employer Identification No.)
60 Columbus Circle, 20th Floor, New York, NY	10023
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 484-0050

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	CMTG	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of December 3, 2021, the registrant had 133,433,487 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Claros Mortgage Trust, Inc.

Consolidated Balance Sheets

(unaudited, in thousands, except share data)

	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$235,596	$427,512
Restricted cash	24,236	3,462
Loans receivable held-for-investment	5,983,559	6,131,825
Less: allowance for loan losses	(59,213)	(6,000)
Loans receivable held-for-investment, net	5,924,346	6,125,825
Interests in loans receivable held-for-investment, net	436,721	338,270
Real estate owned, net	408,827	-
Accrued interest receivable, net	30,259	35,668
Deferred financing costs	18,398	8,030
Loan principal payments held by servicer	252,946	12,980
Other assets	20,944	796
Total assets	$7,352,273	$6,952,543
Liabilities and Stockholders' Equity
Repurchase agreements	$3,094,832	$2,685,203
Loan participations sold, net	524,518	516,484
Notes payable, net	47,921	303,515
Secured term loan, net	742,778	746,095
Debt related to real estate owned, net	289,784	-
Accounts payable and accrued expenses	32,740	2,481
Interest payable	8,673	10,180
Other liabilities	2,626	1,967
Dividends payable - common stock, redeemable common stock and vested restricted stock units	50,000	50,000
Dividends payable - unvested restricted stock units	3,192	3,480
Dividends payable - preferred stock	4	-
Deposits held	2,105	716
Management fee payable - affiliate	9,789	9,849
Incentive fee payable - affiliate	-	187
Total liabilities	4,808,962	4,330,157
Commitments and contingencies - Note 13
Redeemable common stock, $0.01 par value, 7,306,984 shares issued and outstanding at September 30, 2021 and December 31, 2020	137,234	141,356
Stockholders' Equity
Preferred stock, par value $0.01 per share and liquidation preference $1,000 per share, 10,000,000 shares authorized and 125 shares issued and outstanding, at September 30, 2021 and December 31, 2020, respectively	125	125
Common stock, $0.01 par value, 500,000,000 shares authorized, 126,126,503 and 125,541,736 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1,261	1,255
Additional paid-in capital	2,485,534	2,491,836
Dividends declared	(715,317)	(573,677)
Retained earnings	597,331	526,205
Total Claros Mortgage Trust, Inc. equity	2,368,934	2,445,744
Non-controlling interests	37,143	35,286
Total stockholders' equity	2,406,077	2,481,030
Total liabilities, redeemable common stock and stockholders' equity	$7,352,273	$6,952,543

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Operations

(unaudited, in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue
Interest and related income	$103,876	$105,984	$314,326	$340,786
Less: interest and related expense	48,070	39,740	151,188	129,081
Net interest income	55,806	66,244	163,138	211,705
Revenue from real estate owned	8,550	-	15,620	-
Total revenue	64,356	66,244	178,758	211,705
Expenses
Management fees - affiliate	9,789	9,844	29,152	29,111
Incentive fees - affiliate	-	1,141	-	7,579
Equity compensation	(186)	2,451	(376)	7,354
General and administrative expenses	1,330	1,169	5,393	4,162
Expenses from real estate owned	9,888	-	21,912	-
Total expenses	20,821	14,605	56,081	48,206
Realized loss on sale of investments	-	(202)	-	(202)
Gain on foreclosure of real estate owned	-	-	1,430	-
Other income	-	-	5,855	-
Reversal of current expected credit loss reserve	9,306	-	17,413	-
Income before income taxes	52,841	51,437	147,375	163,297
Income tax benefit	-	-	6,025	-
Net income	$52,841	$51,437	$153,400	$163,297
Net (loss) income attributable to non-controlling interests	$(40)	$1,414	$(118)	$4,113
Net income attributable to preferred stock	$4	$8	$12	$24
Net income attributable to common stock and redeemable common stock	$52,877	$50,015	$153,506	$159,160
Net income per share of common stock and redeemable common stock
Basic	$0.40	$0.37	$1.15	$1.20
Diluted	$0.40	$0.37	$1.15	$1.20
Weighted-average shares of common stock and redeemable common stock outstanding
Basic	133,433,487	133,726,218	133,491,390	132,729,868
Diluted	133,433,487	133,726,218	133,491,390	132,729,868

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Changes in Redeemable Common Stock and Stockholders’ Equity

(unaudited, in thousands, except share data)

	Preferred	Preferred	Common	Common	Additional			Non-	Total	Redeemable
	Stock	Stock Par	Stock	Stock Par	Paid-In	Dividends	Retained	controlling	Stockholders'	Common
	Shares	Value	Shares	Value	Capital	Declared	Earnings	Interests	Equity	Stock
Balance at December 31, 2020	125	$125	125,541,736	$1,255	$2,491,836	$(573,677)	$526,205	$35,286	$2,481,030	$141,356
Adoption of ASU 2016-13	-	-	-	-	-	-	(73,975)	-	(73,975)	(4,276)
Restricted stock units earned	-	-	-	-	(7,394)	-	-	-	(7,394)	-
Contributions from non-controlling interests	-	-	-	-	-	-	-	897	897	-
Offering costs	-	-	-	-	(28)	-	-	-	(28)	(2)
Dividends paid/accrued on preferred stock	-	(4)	-	-	-	-	-	-	(4)	-
Dividends declared/paid on common stock, redeemable common stock and vested restricted stock units	-	-	-	-	-	(47,262)	-	-	(47,262)	(2,738)
Dividends declared on unvested restricted stock units	-	-	-	-	-	389	-	-	389	-
Accretion of redeemable common stock	-	-	-	-	81	-	-	-	81	(81)
Net income (loss)	-	4	-	-	-	-	55,400	(37)	55,367	3,208
Balance at March 31, 2021	125	$125	125,541,736	$1,255	$2,484,495	$(620,550)	$507,630	$36,146	$2,409,101	$137,467
Issuance of common stock	-	-	584,767	6	(6)	-	-	-	-	-
Restricted stock units earned	-	-	-	-	1,452	-	-	-	1,452	-
Contributions from non-controlling interests	-	-	-	-	-	-	-	539	539	-
Dividends paid/accrued on preferred stock	-	(4)	-	-	-	-	-	-	(4)	-
Dividends declared/paid on common stock, redeemable common stock and vested restricted stock units	-	-	-	-	-	(47,262)	-	-	(47,262)	(2,738)
Dividends declared on unvested restricted stock units	-	-	-	-	-	(300)	-	-	(300)	-
Accretion of redeemable common stock	-	-	-	-	(63)	-	-	-	(63)	63
Net income (loss)	-	4	-	-	-	-	39,720	(41)	39,683	2,301
Balance at June 30, 2021	125	$125	126,126,503	$1,261	$2,485,878	$(668,112)	$547,350	$36,644	$2,403,146	$137,093
Restricted stock units earned	-	-	-	-	(147)	-	-	-	(147)	-
Contributions from non-controlling interests	-	-	-	-	-	-	-	539	539	-
Offering costs	-	-	-	-	(202)	-	-	-	(202)	(12)
Dividends paid/accrued on preferred stock	-	(4)	-	-	-	-	-	-	(4)	-
Dividends declared/paid on common stock, redeemable common stock and vested restricted stock units	-	-	-	-	-	(47,262)	-	-	(47,262)	(2,738)
Dividends declared on unvested restricted stock units	-	-	-	-	-	57	-	-	57	-
Accretion of redeemable common stock	-	-	-	-	5	-	-	-	5	(5)
Net income (loss)	-	4	-	-	-	-	49,981	(40)	49,945	2,896
Balance at September 30, 2021	125	$125	126,126,503	$1,261	$2,485,534	$(715,317)	$597,331	$37,143	$2,406,077	$137,234

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Changes in Redeemable Common Stock and Stockholders’ Equity

(unaudited, in thousands, except share data)

	Preferred	Preferred	Common	Common	Additional			Non-	Total	Redeemable
	Stock	Stock Par	Stock	Stock Par	Paid-In	Dividends	Retained	controlling	Stockholders'	Common
	Shares	Value	Shares	Value	Capital	Declared	Earnings	Interests	Equity	Stock
Balance at December 31, 2019	250	$250	122,041,736	$1,220	$2,417,375	$(369,243)	$334,935	$46,535	2,431,072	$141,735
Issuance of common stock	-	-	3,500,000	35	69,965	-	-	-	70,000
Restricted stock units earned	-	-	-	-	2,451	-	-	-	2,451	-
Contributions from non-controlling interests	-	-	-	-	-	-	-	-	-	-
Offering costs	-	-	-	-	(163)	-	-	-	(163)	(10)
Dividends paid/accrued on preferred stock	-	(8)	-	-	-	-	-	-	(8)	-
Dividends declared/paid on common stock, redeemable common stock and vested restricted stock units	-	-	-	-	-	(52,858)	-	-	(52,858)	(3,142)
Dividends declared on unvested restricted stock units	-	-	-	-	-	(579)	-	-	(579)	-
Distributions paid to non-controlling interests	-	-	-	-	-	-	-	(1,323)	(1,323)	-
Accretion of redeemable common stock	-	-	-	-	(250)	-	-	-	(250)	250
Net income	-	8	-	-	-	-	50,434	1,374	51,816	2,968
Balance at March 31, 2020	250	$250	125,541,736	$1,255	$2,489,378	$(422,680)	$385,369	$46,586	$2,500,158	$141,801
Restricted stock units earned	-	-	-	-	2,452	-	-	-	2,452	-
Offering costs	-	-	-	-	(749)	-	-	-	(749)	(43)
Dividends paid/accrued on preferred stock	-	(8)	-	-	-	-	-	-	(8)	-
Dividends declared/paid on common stock, redeemable common stock and vested restricted stock units	-	-	-	-	-	(55,776)	-	-	(55,776)	(3,224)
Dividends declared on unvested restricted stock units	-	-	-	-	-	(596)	-	-	(596)	-
Distributions paid to non-controlling interests	-	-	-	-	-	-	-	(1,299)	(1,299)	-
Accretion of redeemable common stock	-	-	-	-	(101)	-	-	-	(101)	101
Net income	-	8	-	-	-	-	52,697	1,325	54,030	3,046
Balance at June 30, 2020	250	$250	125,541,736	$1,255	$2,490,980	$(479,052)	$438,066	$46,612	$2,498,111	$141,681
Restricted stock units earned	-	-	-	-	2,451	-	-	-	2,451	-
Offering costs	-	-	-	-	(4)	-	-	-	(4)	-
Dividends paid/accrued on preferred stock	-	(8)	-	-	-	-	-	-	(8)	-
Dividends declared/paid on common stock, redeemable common stock and vested restricted stock units	-	-	-	-	-	(47,268)	-	-	(47,268)	(2,732)
Distributions paid to non-controlling interests	-	-	-	-	-	-	-	(12,915)	(12,915)	-
Dividends declared on unvested restricted stock units	-	-	-	-	-	(504)	-	-	(504)	-
Accretion of redeemable common stock	-	-	-	-	(106)	-	-	-	(106)	106
Net income	-	8	-	-	-	-	47,282	1,414	48,704	2,733
Balance at September 30, 2020	250	$250	125,541,736	$1,255	$2,493,321	$(526,824)	$485,348	$35,111	$2,488,461	$141,788

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities
Net income	$153,400	$163,297
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of origination fees on loans receivable, net	(18,677)	(22,240)
Accretion of origination fees on interests in loans receivable, net	(849)	(227)
Amortization of financing costs	16,277	14,211
Non-cash equity compensation	(376)	7,354
Other income	(5,855)	-
Depreciation on real estate owned	5,173	-
Gain on foreclosure of real estate owned	(1,430)	-
Non-cash advances to loans receivable in lieu of interest	(55,792)	(66,470)
Non-cash advances to interests in loans receivable in lieu of interest	(15,149)	(9,458)
Non-cash advances on secured financings in lieu of interest	15,161	14,748
Repayment of non-cash advances to loans receivable in lieu of interest	97,087	4,383
Repayment of non-cash advances to interests in loans receivable in lieu of interest	363	-
Repayment of non-cash advances to secured financings in lieu of interest	(22,285)	-
Realized loss on sale of investments	-	202
Reversal of current expected credit loss reserve	(17,413)	-
Changes in operating assets and liabilities:
Accrued interest receivable	5,163	(6,377)
Other assets	(18,519)	(777)
Accounts payable and accrued expenses	8,624	(333)
Interest payable	(1,507)	(807)
Deposits held	1,389	(519)
Due to/from affiliate	-	(25)
Management fee payable - affiliate	(60)	973
Incentive fee payable - affiliate	(187)	(2,096)
Net cash provided by operating activities	144,538	95,839
Cash flows from investing activities
Loan originations, acquisitions and advances, net of fees	(1,272,396)	(627,130)
Acquisitions and advances of interests in loans receivable, net of fees	(86,022)	(83,963)
Repayments of loans receivable	1,046,111	449,813
Repayments of interests in loans receivable	2,977	15,224
Exit fees received from loans receivable	5,698	1,172
Extension fees received from loans receivable	2,368	1,044
Cash, cash equivalents and restricted cash from foreclosure of properties	9,580	-
Acquisition of real estate owned	(11,463)	-
Sale of loans receivable	-	19,781
Reserves held for loans receivable	659	(2,880)
Net cash used in investing activities	(302,488)	(226,939)

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash flows from financing activities
Proceeds from issuance of common stock	-	70,000
Contributions from non-controlling interests	1,975	-
Offering costs	(30)	(947)
Dividends paid on common stock and vested restricted stock units	(141,792)	(160,301)
Dividends paid on redeemable common stock	(8,208)	(9,699)
Dividends paid on preferred stock	(8)	(16)
Distributions to non-controlling interests	-	(15,537)
Proceeds from secured financings	1,014,627	719,010
Payment of financing costs	(14,335)	(16,283)
Payment of exit fees on secured financings	(443)	(105)
Repayments of secured financings	(849,141)	(481,414)
Repayments of secured term loan	(5,837)	(3,375)
Repayments of debt related to real estate owned	(10,000)	-
Net cash provided by (used in) financing activities	(13,192)	101,333

Net decrease in cash, cash equivalents and restricted cash	(171,142)	(29,767)
Cash, cash equivalents and restricted cash, beginning of period	430,974	338,018
Cash, cash equivalents and restricted cash, end of period	$259,832	$308,251
Cash and cash equivalents, beginning of period	$427,512	$334,999
Restricted cash, beginning of period	3,462	3,019
Cash, cash equivalents and restricted cash, beginning of period	$430,974	$338,018
Cash and cash equivalents, end of period	$235,596	$304,692
Restricted cash, end of period	24,236	3,559
Cash, cash equivalents and restricted cash, end of period	$259,832	$308,251
Supplemental disclosure of cash flow information:
Cash paid for interest	$121,257	$100,929
Supplemental disclosure of non-cash investing and financing activities:
Dividends accrued on common stock, redeemable common stock and vested restricted stock units	$50,000	$50,000
Dividends accrued on preferred stock	$4	$8
Dividends accrued on unvested restricted stock units	$3,192	$4,033
Loan principal payments held by servicer	$252,946	$-
Accrued financing costs	$6,251	$36
Accrued offering costs	$2,231	$3,403
Working capital consolidated	$(18,546)	$-
Settlement of loan receivable	$(103,901)	$-
Real estate acquired in settlement of loan receivable	$414,000	$-
Assumption of debt related to real estate owned	$(300,000)	$-
Conversion of restricted stock units to common shares - common stock	$6	$-
Conversion of restricted stock units to common shares - additional paid in capital	$(6)	$-

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

(unaudited)

1.  Organization

Claros Mortgage Trust, Inc. (the “Company”) is a Maryland Corporation formed on April 29, 2015 for the purpose of creating a diversified portfolio of income-producing loans collateralized by institutional quality commercial real estate. The Company commenced operations on August 25, 2015 (“Commencement of Operations”) and generally conducts its business through wholly-owned subsidiaries or investments in joint ventures. Any references to the Company refer to the Company, its consolidated joint venture, CMTG/TT Mortgage REIT LLC (“CMTG/TT” or “JV REIT”), a Delaware limited liability company, and the consolidated subsidiaries of each entity.

The Company has elected and intends to maintain its qualification to be taxed as a real estate investment trust (“REIT”) under the requirements of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), for U.S. federal income tax purposes. As such, the Company will generally not be subject to U.S. federal income tax on that portion of its income that it distributes to stockholders. See Note 12 – Income Taxes regarding taxes applicable to the Company.

The Company is externally managed by Claros REIT Management LP (the “Manager”), an affiliate of the Company, through a management agreement (the "Management Agreement") pursuant to which the Manager provides a management team and other professionals who are responsible for implementing the Company’s business strategy, subject to the supervision of the Company’s board of directors. For its services, the Manager is entitled to management fees and incentive fees. See Note 10 – Related Party Transactions regarding the Management Agreement.

2.  Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The Company consolidates all entities that are controlled either through majority ownership or voting rights. The Company also identifies entities for which control is achieved through means other than through voting rights (a variable interest entity or “VIE”) using the analysis as set forth in the Accounting Standards Codification (“ASC”) 810, Consolidation of Variable Interest Entities and determines when and which variable interest holder, if any, should consolidate the VIE. The Company has no consolidated variable interest entities as of September 30, 2021 and December 31, 2020. All significant intercompany transactions and balances have been eliminated in consolidation.

The liabilities of wholly-owned subsidiaries are non-recourse to the Company and are limited to the assets of such wholly-owned subsidiary, except in the case of the Company’s repurchase agreements, which in general are partially recourse to the Company, and in limited situations in which the Company has provided a guaranty contingent upon the occurrence of certain events.

Unaudited interim financial information

The accompanying consolidated balance sheet as of September 30, 2021, the consolidated statements of operations and the consolidated statements of changes in redeemable common stock and stockholders’ equity for the three and nine months ended September 30, 2021 and 2020, and the consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of the Manager, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2021 and the results of its operations for the three and nine months ended September 30, 2021 and 2020, and its cash flows for the nine months ended September 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2021 and 2020 are also unaudited. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period.

Risks and Uncertainties

In the normal course of business, the Company primarily encounters two significant types of economic risk: credit and market. Credit risk is the risk of default on the Company’s loans receivable that results from a borrower's or counterparty's inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of the loans receivable due to changes in interest rates, spreads or other market factors, including risks that impact the value of the collateral underlying the Company’s investments. Management believes that the carrying values of its loans receivable are reasonable taking into consideration these risks along with estimated financings, collateral values and other information.

During the first quarter of 2020, there was a global outbreak of a novel coronavirus (“COVID-19”).  The World Health Organization has designated COVID-19 a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19.  The global impact of the outbreak has rapidly evolved, and many countries have reacted by instituting quarantines and restrictions on travel, and limiting operations of non-essential businesses. The full extent of the impact and effects of COVID-19 will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related travel advisories, quarantines and restrictions, the effectiveness and efficiency of distribution of vaccines, the recovery time of the disrupted supply chains and industries, the impact of the labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown.  In 2021, the global economy has begun to recover and the widespread availability of vaccines has encouraged greater economic activity.  Nonetheless, the outbreak of COVID-19 and its impact on the current and future financial, economic and capital markets environment, and future developments in these and other areas could remain uneven, and presents uncertainty and risk with respect to the performance of the Company’s loans receivable, interests in loans receivable and real estate owned, the Company’s financial condition, results of operations, liquidity, and ability to pay dividends.

A significant portion of the Company’s loan receivable portfolio and secured financings reference certain tenors of the London Interbank Offering Rate (“LIBOR”).  In July 2017, the Financial Conduct Authority of the United Kingdom (“FCA”), the financial regulatory body that regulates LIBOR, announced their intention to phase out LIBOR after 2021.  In March 2021, the FCA announced that LIBOR settings will cease to be provided by any administrators or will no longer be representative after specific dates, which will be (i) June 30, 2023, in the case of the principal U.S. dollar LIBOR tenors (overnight and one, three, six and 12 months), and (ii) December 31, 2021, in all other cases (i.e., one week and two month U.S. dollar LIBOR and all tenors of non-U.S. dollar LIBOR).  The Company’s agreements generally allow for a new interest rate index to be used if LIBOR is no longer available.  The impact that the phasing out of LIBOR will have on the Company is not yet determinable, however the Company expects that it will either utilize alternative rates referenced in its agreements or negotiate a replacement reference rate for LIBOR.

Tax Risks - The Company is subject to significant tax risks. If the Company fails to maintain its qualification as a REIT in a given taxable year, it may be subject to penalties as well as federal, state and local income tax on its taxable income, which could be material. It will also not be able to qualify as a REIT for the subsequent four taxable years, unless entitled to relief under certain statutory provisions.

A REIT must distribute at least 90% of its taxable income to its stockholders, determined without regard to the deduction for dividends paid and excluding net capital gains. In addition to the 90% distribution requirement, a REIT is subject to a nondeductible excise tax if it fails to make certain minimum distributions by calendar year-end. The excise tax imposed is equal to 4% of the excess of the required distribution (specified under U.S. federal tax law) over the distributed amount for such year. Distribution of the remaining balance may extend until timely filing of the REIT's tax return in the subsequent taxable year. Qualifying distributions of taxable income are deductible by a REIT in computing taxable income.

Regulatory Risks - The Company is subject to significant regulatory risks. If the Company were unable to rely upon an exemption from registration available under the Investment Company Act of 1940, as amended, the Company could be required to restructure its assets or activities, including the disposition of assets during periods of adverse market conditions that could result in material losses to the Company.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are particularly susceptible to the Company’s judgment include, but are not limited to, the adequacy of allowance for loan losses, recoverability of deferred tax assets, the determination of effective yield for recognition of interest income and interest expense and recognition of equity compensation expense.

Loans Receivable Held-for-Investment

Loans that the Company has originated or acquired and has the intent and ability to hold to maturity or payoff are reported at their outstanding principal balances net of any unearned income, unamortized deferred fees and expected credit losses, if applicable. Loan origination, extension and exit fees are deferred and recognized in interest income over the estimated life of the loans using the effective interest method, adjusted for actual prepayments.

Interests in Loans Receivable Held-for-Investment

Loans that the Company has acquired in a transfer that did not meet the qualifications of a sale and has the intent and ability to hold to maturity or payoff are reported at their outstanding principal balances net of any unearned income, unamortized deferred fees and expected credit losses, if applicable. Loan discounts and extension and exit fees are deferred and recognized in interest income over the estimated life of the loans using the effective interest method, adjusted for actual prepayments.

Non-cash Advances in Lieu of Interest

The Company holds certain loans whereby a portion of the loan’s unfunded commitment may be used to fund monthly interest payments, so long as certain conditions are met.  As a result, such loan’s unpaid principal balance increases at the interest payment date and the Company does not receive cash.  This type of loan term is referred to as non-cash advance in lieu of interest, and the increase in unpaid principal balance is reflected in the operating section of the Company’s consolidated statements of cash flows, as opposed to the investing section as if the cash had been directly advanced to a borrower.  The Company also has certain financings that allow for non-cash advances in lieu of interest, and the increase in unpaid principal balance is reflected in the operating section of the Company’s consolidated statements of cash flows, as opposed to the financing section as if cash had been directly received by the Company.

Current Expected Credit Losses

The current expected credit loss (“CECL”) reserve required under ASU 2016-13 “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments (Topic 326)” (“ASU 2016-13”), reflects the Company’s current estimate of potential credit losses related to the Company’s loan portfolio.  The initial CECL allowance recorded on January 1, 2021 is reflected as a direct charge to retained earnings on the Company’s consolidated statements of changes in redeemable common stock and stockholders’ equity.  Subsequent changes to the CECL allowance are recognized through net income on the Company’s consolidated statements of operations.  ASU 2016-13 specifies the reserve should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions and reasonable and supportable forecasts for the duration of each respective loan.  Given prior period loss models were based on the incurred loss model, management notes that prior periods are not measured on a comparable basis.

The Company considers key credit quality indicators in underwriting loans and estimating credit losses, including, but not limited to: the capitalization of borrowers and sponsors; the expertise of the borrowers and sponsors in a particular real estate sector and geographic market; collateral type; geographic region; use and occupancy of the property; property market value; loan-to-value (“LTV”) ratio; loan amount and lien position; debt service coverage ratio; the Company’s risk rating for the same and similar loans; and prior experience with the borrower and sponsor.  This information is used to assess the financial and operating capability, experience and profitability of the sponsor/borrower.  Ultimate repayment of the Company’s loans is sensitive to interest rate changes, general economic conditions, liquidity, LTV ratio, existence of a liquid investment sales market for commercial properties, and availability of replacement short-term or long-term financing.  The loans in the Company’s commercial mortgage loan portfolio are primarily secured by collateral in the following property types: office, multifamily, hospitality, mixed-use, land, and for-sale condominium.

The Company’s loans are typically collateralized by real estate, or in the case of mezzanine loans, by an equity interest in an entity that owns real estate.  As a result, the Company regularly evaluates on a loan-by-loan basis, the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, and the financial and operating capability of the borrower/sponsor, at least quarterly.  The Company also evaluates the financial strength of loan guarantors, if any, and the borrower’s competency in managing and operating the property or properties.  In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates.  Such analyses are completed and reviewed by asset management personnel and evaluated by senior management, who utilize various data sources, including, to the extent available (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections, (iii) sales and financing comparables, (iv) current credit spreads for refinancing and (v) other market data.

Given the length of the Company’s loan terms, management’s reasonable and supportable forecast period exceeds the loan terms and as such the Company does not need to apply a reversion method.

The Company has classified its loans receivable into the following categories to assess the impact of CECL:

1.	Transitional Loans
2.	Steady & Improving Loans
3.	Stabilized Loans
4.	Construction/Future Funding Loans

For the Company’s loan receivable portfolio, the Company, with assistance from a third party service provider, performed a quantitative assessment of the impact of CECL using the Expected Loss (“EL”) approach and the Lifetime Loss Rate (“LLR”) method depending on the allocated category. For transitional loans, steady & improving loans and stabilized loans, the Company has applied an EL approach because of the consistency in assessing credit risks and estimating expected credit losses. Due to the nature of construction loans, where repayment does not depend on the operating performance of the underlying property, the Company has applied a LLR approach to estimate the CECL impact.  In certain circumstances the Company may determine that a loan is no longer suited for the model-based approach due to its unique risk characteristics, or because the repayment of the loan’s principal is collateral-dependent.  The Company may instead elect to employ different methods to estimate loan losses that also conform to ASU 2016-13 and related guidance.  If the recovery of a loan’s principal balance is entirely collateral-dependent, the Company may assess such an asset individually and elect to apply a practical expedient in accordance with ASU 2016-13.  The Company’s allowance for loan losses reflects its estimate of the current and future economic conditions that impact the performance of the commercial real estate assets securing the Company’s loans.  These estimates include unemployment rates, interest rates, price indices for commercial property, and other macroeconomic factors that may influence the likelihood and magnitude of potential credit losses for the Company’s loans during their anticipated term.  The Company licenses certain macroeconomic financial forecasts to inform its view of the potential future impact that broader economic conditions may have on its loan portfolio’s performance.  The forecasts are embedded in the licensed model that the Company uses to estimate its allowance for loan losses as discussed below.  Selection of these economic forecasts require significant judgement about future events that, while based on the information available to the Company as of the balance sheet date, are ultimately unknowable with certainty, and the actual economic conditions impacting the Company’s portfolio could vary significantly from the estimates the Company made for the periods presented.

Additionally, the Company assesses the obligation to extend credit through its unfunded loan commitments over each loan’s contractual period, which is considered in the estimate of the allowance for loan losses.

For any loan that is deemed to have significantly differing risk characteristics from the rest of the loan portfolio, the Company would measure the specific allowance of each loan separately by using the fair value of the collateral or the net present value of cash flows. If the fair value of the collateral is less than the carrying value of the loan, an asset-specific allowance is created as a component of our overall allowance for loan losses (following the adoption of CECL, or as a loan loss allowance prior to the adoption of CECL). Asset-specific allowances for loan losses are equal to the excess of a loan’s carrying value to the present value of its expected cash flows discounted at the loan’s effective rate or the fair value of the collateral, less estimated costs to sell, if recovery of the Company’s investment is expected solely from the collateral.

If the Company has determined that a loan or a portion of a loan is uncollectible, the Company will write-off the loan through a charge to its current expected credit loss reserve based on the present value of future cash flows discounted at the loan’s contractual effective rate or the fair value of the collateral, if repayment is expected solely from the collateral. Significant judgment is required in determining impairment and in estimating the resulting credit loss reserve, and actual losses, if any, could materially differ from those estimates.

Prior to the adoption of ASU 2016-13, the Company would measure the specific impairment of each loan separately by using the fair value of the collateral or the net present value of cash flows. If the fair value or the net present value of the cash flows of the collateral was less than the carrying value of the loan, an allowance was created with a corresponding charge to the provision for loan losses. The loan loss allowance for each loan was maintained at a level the Company believed was adequate to absorb incurred losses, if any.  As of December 31, 2020, the Company had a loan loss reserve of $6.0 million relating to one loan.

The Company evaluates the credit quality of each of its loans receivable on an individual basis and assigns a risk rating at least quarterly. The Company has developed a loan grading system for all of its outstanding loans receivable that are collateralized directly or indirectly by real estate. Grading criteria include as-is or as-stabilized debt yield and debt service coverage ratios, term of loan, property type, loan type and other more subjective variables that include property or collateral location, as-is or as-stabilized collateral value, market conditions, industry conditions and sponsor’s financial stability. The Company utilizes the grading system to determine each loan’s risk of loss and to provide a determination as to whether an individual loan is impaired and whether a special loan loss allowance is necessary. Based on a 5-point scale, the loans are graded “1” through “5,” from less risk to greater risk, which gradings are defined as follows:

1 – Very Low Risk

2 – Low Risk

3 – Medium Risk

4 – High Risk/Potential for Loss: A loan that has a risk of realizing a principal loss

5 – Impaired/Loss Likely: A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss

The Company has considered the impact of COVID-19 in its evaluation of the credit quality of its loans receivable which reflects the material uncertainty and risks with respect to certain of the loan portfolio’s collateral.

The Company may modify the terms of a loan agreement by granting a concession to a borrower experiencing financial difficulty that it would not otherwise consider.  Such modifications may include, among other items, reductions in contractual interest rates, payment date extensions or the modification of loan covenants.  If such modification is deemed to be significant and meets the criteria above, it may be considered a Troubled Debt Restructuring (“TDR”) under GAAP which requires additional disclosure.  Prior to the adoption of ASU 2016-13, a loan was also considered impaired if its terms were modified in a TDR.  Impairments on TDR loans were generally measured based on the present value of expected future cash flows discounted at the effective interest rate of the original loan.  Loans which are modified and classified as a TDR that are performing and current with respect to the payment of debt service as of the date of the modification remain current, while loans which are modified and classified as a TDR that are on non-accrual status as of the date of the modification will generally remain on non-accrual status until the prospect of future payments in accordance with the modification terms are reasonably assured and there is a consistent period of repayment by the borrower.

Financial Instruments

Financial instruments held by the Company include cash and cash equivalents, restricted cash, reserves held for loans receivable, loans receivable held-for-investment, interests in loans receivable held for investment, other assets, accounts payable, repurchase agreements, notes payable, loan participations sold, secured term loans and debt related to real estate owned. The fair value of cash and cash equivalents, restricted cash, reserves held for loans receivable, other assets and accounts payable approximates their current carrying amount.

GAAP requires the categorization of the fair value of financial instruments into three broad levels that form a hierarchy based on the transparency of inputs to the valuation. See Note 6 – Fair Value Measurements for details of the Company’s valuation policy.

Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less, at the time of acquisition, to be cash equivalents. The Company maintains cash accounts which from time to time exceed the insured maximum of $250,000 per account. The carrying amount of cash on deposit and in money market funds approximates fair value.

Restricted Cash

Restricted cash includes reserve balances for interest, real estate taxes, and insurance, as well as lockbox accounts held pursuant to the terms of the financings. The carrying amount of restricted cash approximates fair value.

Real Estate Owned, net

The Company may assume legal title or physical possession of the underlying collateral of a defaulted loan through foreclosure. If the Company intends to hold, operate or develop the property for a period of at least 12 months, the asset is classified as real estate owned, net.  If the Company intends to market a property for sale in the near term, the asset is classified as real estate held for sale.  Foreclosed real estate held for use is initially recorded at estimated fair value and is presented net of accumulated depreciation and impairment charges.  Depreciation is computed using a straight-line method over the estimated useful lives of up to 40 years for buildings and up to 10 years for furniture, fixtures and equipment.  Renovations and/or replacements that improve or extend the life of the real estate asset are capitalized and depreciated over the estimated useful lives.  The cost of ordinary repairs and maintenance are expensed as incurred.

Real estate assets are evaluated for indicators of impairment on a quarterly basis. Factors that the Company may consider in its impairment analysis include, among others: (1) significant underperformance relative to historical or anticipated operating results; (2) significant negative industry or economic trends; (3) costs necessary to extend the life or improve the real estate asset; (4) significant increase in competition; and (5) ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows expected to be generated by the real estate asset over the estimated remaining holding period is less than the carrying amount of such real estate asset. Cash flows include operating cash flows and anticipated capital proceeds generated by the real estate asset. An impairment charge is recorded equal to the excess of the carrying value of the real estate asset over the fair value. When determining the fair value of a real estate asset, the Company makes certain assumptions including, but not limited to, consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon the Company’s estimate of a capitalization rate and discount rate.

Loan Principal Payments Held by Servicer

Loan principal payments which are held by loan servicers and are expected to be remitted to the Company during the subsequent remittance cycle are reflected as loan principal payments held by servicer on the Company’s consolidated balance sheets.

Other Assets

Other assets include deferred tax assets, costs of equity capital raises not yet closed, miscellaneous receivables and prepaid expenses, and deposits funded relating to unclosed transactions.

Deferred Financing Costs

The deferred financing costs on the Company’s consolidated balance sheets include costs related to the establishment and ongoing operations of the repurchase agreements. These costs are amortized over the contractual term of the repurchase agreements as interest expense using the straight-line method.

Secured Financings

Management evaluates whether the transaction constitutes a sale through legal isolation of the transferred financial asset from the Company, the ability of the transferee to pledge or exchange the transferred financial asset without constraint and the transfer of control of the transferred financial asset.

Repurchase Agreements

The Company finances certain of its loans receivable using repurchase agreements. Under a repurchase agreement, an asset is sold to a counterparty to be repurchased at a later date at a predetermined price. Prior to repurchase, interest is paid to the counterparty based upon the sales price and a predetermined interest rate. Other than amounts guaranteed by the Company, borrowings under the repurchase agreements are non-recourse to the Company.  The Company accounts for its repurchase agreements as secured financings under GAAP. When treated as a secured financing, the transferred assets remain on the Company’s consolidated balance sheets, and the financing proceeds are recorded as a liability.

Loan Participations Sold, Net

Loan participations sold represent an interest in a loan receivable that the Company sold, however, the Company presents the loan participation sold as a liability on its consolidated balance sheets because the arrangement does not qualify as a sale under GAAP. Other than amounts guaranteed by the Company, these participations are non-recourse and remain on the Company’s consolidated balance sheets until the loan is repaid. The gross presentation of the loan participations sold does not impact equity or net income.

Notes Payable, Net

The Company finances certain of its loans receivable using direct financing, collateralized by the loans receivable.  Other than amounts guaranteed by the Company, borrowings under notes payable are non-recourse to the Company.

Secured Term Loan, Net

The Company’s secured term loan is collateralized by a pledge of equity in certain subsidiaries and their related assets, as well as a first priority security interest in selected assets. The secured term loan is presented net of any original issue discount, and transaction expenses are deferred and recognized in interest expense over the life of the loan using the effective interest method.

Debt Related to Real Estate Owned, Net

Debt assumed in an acquisition/foreclosure of real estate is recorded at its estimated fair value at the time of the acquisition. Subsequently, debt related to real estate owned, net is held net of principal repayments and any unamortized debt issuance costs. Other than amounts guaranteed by the Company, debt related to real estate owned is non-recourse to the Company.

Debt Issuance Costs

Costs related to obtaining notes payable, loan participations sold, secured term loans, and debt related to real estate owned are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the obligations. These costs are amortized over the contractual term of the obligations as interest expense using the effective interest method.

Reserves Held for Loans Receivable

The Company holds reserves for interest, real estate taxes and insurance relating to its loans receivable on behalf of the borrowers on certain loans receivable. These reserves are reflected as other liabilities on the Company’s consolidated balance sheets. In certain cases, other reserves may be held by a third-party loan servicer, and therefore not included on the Company’s consolidated balance sheets.

Revenue Recognition

Interest income from loans receivable is recorded on the accrual basis based on the outstanding principal amount and the contractual terms of the loans. Recognition of fees, premiums, discounts and direct costs associated with these investments is deferred until the loan is advanced and is then amortized or accreted into interest income over the term of the loan as an adjustment to yield using the effective interest method based on expected cash flows through the expected recovery period. Income accrual is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when recovery of income and principal becomes doubtful. While on non-accrual status, based on the Company’s estimation as to collectability of principal, loans are either accounted for on a cash basis, where interest income is recognized only upon actual receipt of cash, or on a cost-recovery basis, where all cash receipts reduce a loan's carrying value. If and when a loan is brought back into compliance with its contractual terms, and our Manager has determined that the borrower has demonstrated an ability and willingness to continue to make contractually required payments related to the loan, the Company resumes accrual of interest.

Revenue from real estate owned represents revenue associated with the operations of hotel properties classified as real estate owned.  Revenue from the operations of the hotel properties is recognized when guestrooms are occupied, services have been rendered or fees have been earned.  Revenues are recorded net of any discounts and sales and other taxes collected from customers. Revenues consist of room sales, food and beverage sales and other hotel revenues.

In accordance with ASC 606, Revenue from Contracts with Customers, revenue is recognized when the Company transfers promised services to customers in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those services. ASC 606 includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when the performance obligation is satisfied. The Company's contracts generally have a single performance obligation, such as renting a hotel room to a customer, or providing food and beverage to a customer, or providing a hotel property related good or service to a customer. The Company's performance obligations are generally satisfied at a point in time.

Equity Compensation

Equity compensation consists of both service-based and performance-based awards issued to certain individuals employed by (or members of) affiliates of the Manager.  Equity compensation expense is recognized over the vesting period based on service or on the number of shares that are probable of vesting at each reporting date.

Redeemable Common Stock

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Certain of the Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2021 and December 31, 2020, redeemable common stock is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheet.

Common Stock

Common stock issued and outstanding excludes Restricted Stock Units (“RSUs”) which have not been delivered, regardless of vesting status. Fully vested RSUs are included in the calculation of basic and diluted weighted-average shares outstanding and receive dividends payable on common stock.

Non-Controlling Interests

The non-controlling interests included on the Company’s consolidated balance sheets represents the common equity interests in CMTG/TT that are not owned by the Company. The Company owns 51% of CMTG/TT, which commenced operations on June 8, 2016. CMTG/TT is governed by its two-member board of directors, which is comprised of representatives of the board of directors of the Company. The Company controls the operations of CMTG/TT, and as a result consolidates CMTG/TT in its financial statements. The portion of CMTG/TT’s consolidated equity and results of operations allocated to non-controlling interests is equal to the remaining 49% ownership of CMTG/TT. As of September 30, 2021 and December 31, 2020, CMTG/TT’s total equity was $75.8 million and $72.0 million, respectively, of which $37.1 million and $35.3 million, respectively, was characterized as non-controlling interests.

Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded in stockholders' equity as a reduction of additional paid-in capital generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations.

Costs of $0.9 million and $16,000 relating to equity capital raises that have not yet closed have been recorded as an other asset on the consolidated balance sheets as of September 30, 2021 and December 31, 2020, of which $0.5 million and $16,000 have been accrued and are reflected in the accounts payable and accrued expenses total on the consolidated balance sheets. For the nine months ended September 30, 2021 and 2020, the Company incurred offering costs of $0.2 million  and $1.0 million, respectively, which have been charged against additional paid-in capital on the consolidated balance sheets. As of September 30, 2021 and December 31, 2020, offering costs of $1.7 million and $1.5 million, respectively have been accrued and are reflected in the accounts payable and accrued expenses total on the consolidated balance sheets.

Reportable Segments

The Company evaluates the operating performance of the Company’s investments as a whole.  The Company previously determined that it had one operating segment and one reporting segment.  However as a result of the foreclosure of the hotel portfolio on February 8, 2021, the Company has determined that it has two operating segments, with activities related to investing in income-producing loans collateralized by institutional quality commercial real estate and with activities related to operating real estate.  However, due to materiality thresholds, the Company has determined it has one reportable segment.

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform with the current period presentation. These reclassifications had no effect on the results of operations or financial position for any period presented.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments (Topic 326)” (“ASU 2016-13”). This standard replaces the previous measurement of the allowance for credit losses that was based on the Manager’s best estimate of probable incurred credit losses inherent in the Company’s lending activities with the Manager’s best estimate of lifetime expected credit losses inherent in the Company’s relevant financial assets.

The Company elected to early adopt the standard on January 1, 2021 and recorded a $78.3 million cumulative effect adjustment to retained earnings.  The following table details the impact of this adoption (dollars in thousands):

Assets
Loans receivable held-for-investment	$64,274
Interests in loans receivable held-for-investment	406
Accrued interest receivable	357
Liabilities
Unfunded loan commitments	13,214
Total impact of ASU 2016-13 adoption on retained earnings	$78,251

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06 “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” or ASU 2020-06. ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. ASU 2020-06 also updates the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, with early adoption permitted.  The Company is currently evaluating the impact ASU 2020-06 will have on its consolidated financial statements.

The FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, (“ASU 2020-04”).  ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.  ASU 2020-04 is effective upon issuance of ASU 2020-04 for contract modifications and hedging relationships on a prospective basis.  The Company has not adopted any of the optional expedients or exceptions through September 30, 2021, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

The FASB issued ASU 2019-12, Income Taxes (Topic 815), (“ASU 2019-12”).  ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740.  ASU 2019-12 also improves the consistent application of, and simplifies, GAAP for other areas of Topic 740 by clarifying and amending existing guidance.  The standard is effective for financial statements issued for fiscal years beginning after December 15, 2021, with early adoption permitted.  The Company is evaluating the impact ASU 2019-12 will have on its consolidated financial statements.

3.  Loans Portfolio

Loans receivable

The Company’s loans receivable portfolio as of September 30, 2021 was comprised of the following loans (dollars in thousands, except for number of loans):

	Number of Investments	Number of Loans	Loan Commitment(5)	Principal Outstanding	Carrying Value	Weighted Average Stated Rate(2)		Weighted Average Interest Rate(4)
Loans receivable held-for-investment:
Variable:
Senior loans(1,3)	48	84	$6,452,082	$5,515,249	$5,487,984	L + 4.29%	%	5.68%
Subordinate loans	4	6	436,544	413,967	415,056	L + 8.95%	%	10.71%
			6,888,626	5,929,216	5,903,040	L + 4.62%	%	6.03%
Fixed:
Senior loans(1)	2	3	$58,939	$58,939	$59,073			11.27%
Subordinate loans	2	2	23,027	21,610	21,446			11.55%
			81,966	80,549	80,519			11.35%
Total/Weighted Average			$6,970,592	$6,009,765	$5,983,559			6.10%
Allowance for loan losses					(59,213)
Loans receivable held-for-investment, net					$5,924,346

(1)	Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans, and pari passu participations in senior mortgage loans.
(2)	One-month LIBOR as of September 30, 2021 was 0.08%. Weighted average is based on outstanding principal as of September 30, 2021.
(3)

Includes a fixed rate loan with an outstanding principal balance of $27.2 million and a loan commitment of $39.7 million at September 30, 2021, which shares the same collateral as floating rate loans with an outstanding principal balance of $143.7 million and a loan commitment of $146.8 million at September 30, 2021.

(4)

Reflects the weighted average interest rate based on the applicable floating benchmark rate (if applicable), including LIBOR floors (if applicable). Weighted average is based on outstanding principal as of September 30, 2021.

(5)	Loan commitment represents initial loan commitments, as adjusted by commitment reductions, less loan repayments and transfers which qualified for sale accounting under GAAP.

The Company’s loans receivable portfolio as of December 31, 2020 was comprised of the following loans (dollars in thousands, except for number of loans):

	Number of Investments	Number of Loans	Loan Commitment(5)	Principal Outstanding	Carrying Value(6)	Weighted Average Stated Rate(2)		Weighted Average Interest Rate(4)
Loans receivable held-for- investment
Variable:
Senior loans(1,3)	46	80	$6,395,473	$5,272,201	$5,252,577	L + 4.35%	%	5.93%
Subordinate loans	8	11	852,982	782,646	782,167	L + 8.72%	%	10.20%
			7,248,455	6,054,847	6,034,744	L + 4.91%	%	6.48%
Fixed:
Senior loans(1)	2	3	$75,669	$75,669	$69,523			12.59%
Subordinate loans	2	2	25,527	21,815	21,558			11.00%
			101,196	97,484	91,081			12.24%
Total/Weighted Average			$7,349,651	$6,152,331	$6,125,825			6.57%

(1)	Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans, and pari passu participations in senior mortgage loans.
(2)	One-month LIBOR as of December 31, 2020 was 0.14%. Weighted average is based on outstanding principal as of December 31, 2020.
(3)

Includes a fixed rate loan with an outstanding principal balance of $6.4  million and a loan commitment of $39.7 million as of December 31, 2020, which shares the same collateral as floating rate loans with an outstanding principal balance of $138.3 million and a loan commitment of $146.8 million at December 31, 2020.

(4)

Reflects the weighted average interest rate based on the applicable floating benchmark rate (if applicable), including LIBOR floors (if applicable). Weighted average is based on outstanding principal as of December 31, 2020.

(5)	Loan commitment represents initial loan commitments, as adjusted by commitment reductions, less loan repayments and transfers which qualified for sale accounting under GAAP.
(6)	Carrying value is presented net of loan loss reserves of $6.0 million.

Certain loans receivable held by the Company include LIBOR floors, which establish the minimum interest rate a borrower may pay on a loan. The weighted average LIBOR floor in place based on unpaid principal balance on floating rate loans is 1.4% as of September 30, 2021.

The following table presents the range of LIBOR floors held in the Company’s loan portfolio as of September 30, 2021 based on outstanding principal (dollars in thousands):

One-month LIBOR Floor Range (1)	Unpaid Principal Balance	% of Total	Cumulative %
Fixed rate	$107,723	2%	2%
2.25% - 2.50%	788,093	13%	15%
2.00% - 2.24%	902,583	15%	30%
1.75% - 1.99%	1,314,438	22%	52%
1.50% - 1.74%	442,392	7%	59%
1.25% - 1.49%	570,517	10%	69%
1.00% - 1.24%	356,424	6%	75%
< 1.00%	1,260,047	21%	96%
No floor	267,548	4%	100%
Total	$6,009,765

(1)	All floors are in excess of LIBOR at September 30, 2021.

As of September 30, 2021 and December 31, 2020, the weighted average yield to maturity on loans receivable was 6.1% and 7.0%, respectively. For loans that are floating rate loans, the weighted average yield was calculated using the respective applicable benchmark rates, incorporating the impact of LIBOR floors, as applicable. The weighted average term to initial maturity of the loans receivable portfolio is 1.4 years and 1.4 years as of September 30, 2021 and December 31, 2020, respectively. The weighted average term to maturity with the exercise of all extension options is 3.0 years and 3.1 years as of September 30, 2021 and December 31, 2020, respectively.

There was a total of $382.0 million and $615.8 million of outstanding principal balance on non-accrual status at September 30, 2021 and December 31, 2020, respectively. There were five investments representing 5.9% of the loans receivable and interests in loans receivable portfolio on non-accrual status at September 30, 2021, of which there were four investments, representing $300.6 million or 4.7% of the loans receivable and interests in loans receivable portfolio, on non-accrual status as a result of interest payments becoming 90 days past due.  During the three and nine months ended September 30, 2021, $1.9 million and $2.3 million, respectively, of income was recognized related to one of these loans while on non-accrual status. There were five investments representing $382.3 million of outstanding principal balance, or 5.9% of the loans receivable and interests in loans receivable portfolio at December 31, 2020 on non-accrual status as a result of interest payments becoming 90 days past due. There were no loans greater than 90 days past due that are on accrual status.

Additionally, there was one loan, with an outstanding principal balance of $233.5 million at December 31, 2020, representing 3.6% of the loans receivable and interests in loans receivable portfolio at December 31, 2020 which had been placed on non-accrual status as a result of interest payments becoming 90 days past due, which was modified in December 2020 resulting in all past due interest being paid, in cash or compounded into the loan balance, bringing the loan current.  Pursuant to GAAP, this loan was accounted for on a cash basis following the modification, meaning that interest income is recognized when received, until all principal and interest payments contractually due are reasonably assured of repayment and there is a consistent period of repayment by the borrower.  The borrower of this loan made interest payments during the three and nine months ended September 30, 2021 and the loan was repaid on September 30, 2021. During the three and nine months ended September 30, 2021, $4.8 million and $15.3 million of income was recognized related to this loan.

As of September 30, 2021, 81 of the Company’s loans receivable were directly financed. See Note 5 – Repurchase Agreements, Loan Participations Sold, Notes Payable, Secured Term Loan, Net and Debt Related to Real Estate Owned for details on the financings.

Activity relating to the loans receivable portfolio for the nine months ended September 30, 2021 (dollars in thousands):

	Held-for- Investment	Held-for- Sale	Total
Balance at December 31, 2020	$6,125,825	$-	$6,125,825
Initial funding of new loan originations and acquisitions	842,154	-	842,154
Advances on existing loans	446,553	-	446,553
Non-cash advances in lieu of interest	55,792	-	55,792
Origination fees on loans receivable, net	(16,311)	-	(16,311)
Exit fees received on loans receivable	(5,698)	-	(5,698)
Extension fees received on loans receivable	(2,368)	-	(2,368)
Repayments of loans receivable	(1,286,077)	-	(1,286,077)
Repayments of non-cash advances to loans in lieu of interest	(97,087)	-	(97,087)
Accretion of origination fees, net	18,677	-	18,677
Transfer to real estate owned, net	(103,901)	-	(103,901)
Allowance for loan losses	(53,213)	-	(53,213)
Balance at September 30, 2021	$5,924,346	$-	$5,924,346

Activity relating to the loans receivable portfolio for the nine months ended September 30, 2020 (dollars in thousands):

	Held-for- Investment	Held-for- Sale	Total
Balance at December 31, 2019	$5,940,268	$-	$5,940,268
Initial funding of new loan originations and acquisitions	226,661	-	226,661
Advances on existing loans	403,981	-	403,981
Non-cash advances in lieu of interest	66,470	-	66,470
Origination fees on loans receivable, net	(3,512)	-	(3,512)
Exit fees received on loans receivable	(1,172)	-	(1,172)
Extension fees received on loans receivable	(591)	-	(591)
Repayments of loans receivable	(449,813)	-	(449,813)
Repayments of non-cash advances to loans in lieu of interest	(4,383)	-	(4,383)
Accretion of origination fees, net	22,240	-	22,240
Realized loss on sale of investments	-	(202)	(202)
Transfer to loans held-for-sale	(19,983)	19,983	-
Sale of loans receivable held-for-sale	-	(19,781)	(19,781)
Balance at September 30, 2020	$6,180,166	$-	$6,180,166

Interests in loans receivable held-for-investment

The Company’s interests in loans receivable portfolio as of September 30, 2021 was comprised of the following loans (dollars in thousands):

	Number of Investments	Number of Loans	Loan Commitment(3)	Principal Outstanding	Carrying Value	Weighted Average Stated Rate(2)	Weighted Average Interest Rate(4)
Senior loans(1)	2	2	$511,849	$436,788	$436,950	L + 4.53%	5.40%
Allowance for loan losses					(229)
Interests in loans receivable held-for-investment, net					$436,721

(1)	Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans and pari passu participations in senior mortgage loans.
(2)	One-month LIBOR as of September 30, 2021 was 0.08%. Weighted average is based on outstanding principal as of September 30, 2021.
(3)	Loan commitment represents initial loan commitments, as adjusted by commitment reductions, less loan repayments and transfers which qualified for sale accounting under GAAP.
(4)

  Reflects the weighted average interest rate based on the applicable floating benchmark rate (if applicable), including LIBOR floors (if applicable). Weighted average is based on outstanding principal as of September 30, 2021.

The Company’s interests in loans receivable portfolio as of December 31, 2020 was comprised of the following loans (dollars in thousands):

	Number of Investments	Number of Loans	Loan Commitment(3)	Principal Outstanding	Carrying Value	Weighted Average Stated Rate(2)	Weighted Average Interest Rate(4)
Senior loans(1)	2	2	$515,190	$338,957	$338,270	L + 4.54%	5.39%

(1)	Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans and pari passu participations in senior mortgage loans.
(2)	One-month LIBOR as of December 31, 2020 was 0.14%. Weighted average is based on outstanding principal as of December 31, 2020.
(3)	Loan commitment represents initial loan commitments, as adjusted by commitment reductions, less loan repayments and transfers which qualified for sale accounting under GAAP.
(4)

Reflects the weighted average interest rate based on the applicable floating benchmark rate (if applicable), including LIBOR floors (if applicable). Weighted average is based on outstanding principal as of December 31, 2020.

As of September 30, 2021 and December 31, 2020, the weighted average yield to maturity on interests in loans receivable was 5.8% and 5.9%, respectively. As all of the interests in loans are floating rate loans, the weighted average yield was calculated using the respective applicable benchmark rates, incorporating the impact of LIBOR floors, as applicable. The weighted average term to initial maturity of the interests in loans receivable portfolio is 0.2 and 0.8 years as of September 30, 2021 and December 31, 2020, respectively. The weighted average term to maturity with the exercise of all extension options is 1.4 and 2.1 years as of September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021, both of the Company’s interests in loans receivable were directly financed.  See Note 5 – Repurchase Agreements, Loan Participations Sold, Notes Payable, Secured Term Loan, Net and Debt Related to Real Estate Owned for details on the financings.

Activity relating to the interests in loans receivable portfolio for the nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Nine Months Ended
	September 30, 2021	September 30, 2020
Balance at beginning of period	$338,270	$222,891
Advances on existing interests in loans receivable	86,022	83,963
Non-cash advances to interests in loans receivable in lieu of interest	15,149	9,458
Extension fees received on interests in loans receivable	-	(453)
Repayments of interests in loans receivable	(2,977)	(15,224)
Repayment of non-cash advances to interests in loans receivable in lieu of interest	(363)	-
Accretion of origination fees, net	849	227
Allowance for loan losses	(229)	-
Balance at end of period	$436,721	$300,862

Concentration of Risk

The following table presents the Company’s loans receivable and interests in loans receivable portfolio by loan type, as well as property type and geographic location of the properties collateralizing these loans as of September 30, 2021 and December 31, 2020 (dollars in thousands):
	September 30, 2021		December 31, 2020
Loan Type (1)	Carrying Value	Percentage	Carrying Value(2)	Percentage
Senior loans(1)	$5,984,007	93%	$5,660,370	88%
Subordinate loans	436,502	7%	803,725	12%
	$6,420,509	100%	$6,464,095	100%
Allowance for loan losses	$(59,442)
	$6,361,067

Property Type	Carrying Value	Percentage	Carrying Value(2)	Percentage
Office	$1,284,157	20%	$1,056,109	16%
Mixed-use	1,262,468	20%	1,336,337	21%
Hospitality	1,254,458	19%	1,051,658	16%
Land	617,926	10%	525,147	8%
Multifamily	1,088,816	17%	1,462,450	23%
For Sale Condo	726,077	11%	902,812	14%
Other	186,607	3%	129,582	2%
	$6,420,509	100%	$6,464,095	100%
Allowance for loan losses	$(59,442)
	$6,361,067

Geographic Location	Carrying Value	Percentage	Carrying Value(2)	Percentage
United States
Northeast	$2,886,648	45%	$3,078,980	48%
Mid Atlantic	950,295	15%	1,022,852	16%
Midwest	422,895	7%	237,879	4%
Southeast	950,082	15%	918,608	14%
Southwest	207,780	3%	87,750	1%
West	987,809	15%	1,109,026	17%
Other	15,000	0%	9,000	0%
	$6,420,509	100%	$6,464,095	100%
Allowance for loan losses	$(59,442)
	$6,361,067

(1)	Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans and pari passu participations in senior mortgage loans.
(2)	Carrying value is presented net of loan loss reserves of $6.0 million.

Interest Income and Accretion

The following table summarizes the Company’s interest and accretion income from loans receivable held-for-investment, from loans receivable held-for-sale, from interests in loans receivable held-for-investment, and from interest on cash balances for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest on loans receivable and interests in loans receivable	$96,913	$99,318	$294,714	$313,940
Interest on cash accounts	2	100	29	703
Prepayment fees	-	-	-	3,576
Accretion of origination fees, net	6,961	6,566	19,526	22,467
Miscellaneous income	-	-	57	100
Total interest and related income	$103,876	$105,984	$314,326	$340,786

As of September 30, 2021 and December 31, 2020, no loan exceeded 10% of the Company’s assets. For the nine months ended September 30, 2021 and 2020, no loan contributed more than 10% of interest income.

Loan Modifications

During the nine months ended September 30, 2021, the Company entered into loan modifications that include, among other items, the repurposing of reserves, temporary partial deferral of the coupon to non-cash advances in lieu of interest, increases in loan commitments, and extensions of loan maturity dates, which in certain cases included incremental capital contributions from certain borrowers.

During the third quarter of 2021, the Company entered into a loan modification secured by a hospitality asset located in Newport Beach, CA, which is classified as a TDR under GAAP.  This modification included, among other items, waiver of default interest, the compounding of $3.4 million of unpaid interest into the unpaid principal balance, the receipt of $1.5 million of unpaid interest in cash, and an extension of the loan’s maturity date.  As of September 30, 2021, the loan had an outstanding principal balance of $81.4 million and a carrying value of $77.5 million.  Pursuant to GAAP, this loan will be accounted for on a cash basis following the modification, meaning that interest income is recognized when received, until all principal and interest payments contractually due are reasonable assured of repayment and there is a consistent period of repayment by the borrower.  The borrower of this loan has made subsequent interest payments and the loan remains current.

During the fourth quarter of 2020, the Company entered into a loan modification secured by a hospitality asset located in San Diego, CA, which is classified as a TDR under GAAP.  This modification included, among other items, a waiver of exit fees, a principal repayment, a reduction of contractual interest payments and an extension of the loan’s maturity date.  As of September 30, 2021 and December 31, 2020, the loan had an outstanding principal balance of $97.5 million and carrying values of $97.3 million, respectively.  Following the modification, the Company recorded a decrease in contractual exit fees amortized to income of approximately $0.8 million which reduced the Company’s carrying value of the loan receivable.  No loss reserve or impairment were determined to be necessary.  Following the modification, this loan returned to accrual status as the borrower funded interest reserves which demonstrated compliance with the restructured terms.

Loan Risk Ratings

As further described in Note 2 – Summary of Significant Accounting Policies, the Company evaluates the credit quality of its loan portfolio on a quarterly basis. In conjunction with its quarterly loan portfolio review, the Company assesses the risk factors of each loan, and assigns a risk rating based on several factors. Factors considered in the assessment include, but are not limited to, current loan-to-value, debt yield, structure, cash flow volatility, exit plan, current market environment and sponsorship level. Loans are rated “1” (less risk) through “5” (greater risk), which ratings are defined in Note 2 – Summary of Significant Accounting Policies.

The following table allocates the principal balance and carrying value of the loans receivable and interests in loans receivable based on the Company’s internal risk ratings (dollars in thousands):

September 30, 2021
Risk Rating	Number of Loans	Principal Balance	Carrying Value
1	4	$185,367	$184,887
2	11	1,259,095	1,257,569
3	66	3,769,954	3,748,158
4	14	1,122,137	1,119,895
5	2	110,000	110,000
	97	$6,446,553	$6,420,509
Allowance for loan losses			(59,442)
			$6,361,067

December 31, 2020
Risk Rating	Number of Loans	Principal Balance	Carrying Value
1	3	$68,372	$69,418
2	6	349,159	349,342
3	72	4,691,775	4,668,991
4	16	1,366,982	1,367,344
5	1	15,000	9,000
	98	$6,491,288	$6,464,095

As of September 30, 2021 and December 31, 2020, the average risk rating of the Company’s portfolio was 3.0 and 3.1, respectively, weighted by outstanding principal balance.  At September 30, 2021, the Company had loans with an aggregate outstanding principal balance of $1.1 billion rated as category “4”, which represents 17.4% of the total portfolio.  Of the loans rated as category “4”, 33.1% relate to loans secured by hospitality assets. The Company had two loans rated as category “5”, which represents 1.7% of the total portfolio.

Current Expected Credit Losses

The allowance for loan losses required under GAAP reflects the Company’s current estimate of potential credit losses related to loans receivable, interests in loans receivable, accrued interest receivable and unfunded loan commitments.  See Note 2 for further discussion of the Company’s allowance for loan losses.

At December 31, 2020, prior to the adoption of ASU 2016-13, the Company had recorded a $6.0 million provision for loan losses against a loan made to the personal estate of a former borrower, which had an outstanding principal balance and a carrying value of $15.0 million.  The loan is on non-accrual status and is in maturity default.  The amount of the loan loss provision as of December 31, 2020 is based on the difference between the net present value of the projected cash flows of the loan receivable and its amortized cost basis as of December 31, 2020.

At September 30, 2021, the Company determined that the recovery of a senior loan with an outstanding principal balance of $95.0 million, and a maturity date of May 31, 2021 was collateral-dependent.  Accordingly, this loan was assessed individually and the Company has elected to apply a practical expedient in accordance with ASU 2016-13.  At September 30, 2021, the Company recorded an allowance for credit loss of $2.5 million on this loan based on the Company’s estimate of fair value of the loan’s underlying collateral and a guaranty from the borrower.

During three and nine months ended September 30, 2021, the Company recorded net reversals of $9.3 million and $17.4 million in the allowance for credit losses, thus reducing the total allowance for loan losses to $66.8 million as of September 30, 2021.  The decline was primarily attributable to expectations of improving macroeconomic conditions and actual improvements in operating results for many collateral properties adversely affected by COVID-19, as well as principal repayments on loans with allowances for credit losses and changes in unfunded commitments.

The following table illustrates the quarterly changes in the allowance for loan losses for the nine months ended September 30, 2021 (dollars in thousands):

	Specific CECL Allowance (1)	Loans receivable held-for-investment	Interests in loans receivable held-for-investment	Accrued interest receivable	Unfunded loan commitments (2)	Total
Total allowance for loan losses, December 31, 2020	$6,000	$-	$-	$-	$-	$6,000
Initial CECL allowance, January 1, 2021	-	64,274	406	357	13,214	78,251
Increase (reversal) in allowance	-	1,547	(141)	(14)	(1,577)	(185)
Total allowance for loan losses, March 31, 2021	$6,000	$65,821	$265	$343	$11,637	$84,066
Increase (reversal) in allowance	500	(3,954)	270	(33)	(4,705)	(7,922)
Total allowance for loan losses, June 30, 2021	$6,500	$61,867	$535	$310	$6,932	$76,144
Increase (reversal) in allowance	2,000	(11,154)	(306)	(64)	218	(9,306)
Total allowance for loan losses, September 30, 2021	$8,500	$50,713	$229	$246	$7,150	$66,838
Percent of Unpaid Principal Balance at September 30, 2021						1.0%

(1)

As of December 31, 2020, amounts represent specific loan loss provisions recorded on assets before the adoption of ASU 2016-13. After the adoption of ASU 2016-13 on January 1, 2021, amounts represent Specific CECL allowance.

(2)	The CECL allowance for unfunded commitments is included in accounts payable and accrued expenses on the Company’s consolidated balance sheets.

The Company’s primary credit quality indicator is the Company’s internal risk ratings, which are further discussed above.  The following table presents the amortized cost basis of the Company’s loans receivable and interest in loans receivable as of September 30, 2021 by year of origination and risk rating (dollars in thousands):

			Amortized Cost Basis by Origination Year as of September 30, 2021
Risk Rating	Number of Loans	Amortized Cost Basis	2021	2020	2019	2018	2017	2016
1	4	$184,887	$-	$-	$130,466	$36,614	$-	$17,807
2	11	1,257,569	-	-	433,282	795,624	28,663	-
3	66	3,748,158	839,054	271,409	2,085,864	454,472	97,359	-
4	14	1,119,895	-	-	-	1,119,895	-	-
5	2	110,000	-	-	15,000	-	95,000	-
	97	$6,420,509	$839,054	$271,409	$2,664,612	$2,406,605	$221,022	$17,807

4.  Real Estate Owned, net

On February 8, 2021, the Company acquired legal title to a portfolio of hotel properties located in New York, NY through a Uniform Commercial Code foreclosure. Prior to February 8, 2021, the hotel portfolio represented the collateral for a $103.9 million mezzanine loan held by the Company which was in default as a result of the borrower failing to pay debt service. Following acquisition, the portfolio of hotel properties remained encumbered by a $300.0 million securitized senior mortgage held by a third party. The securitized senior mortgage is non-recourse to the Company.  The Company recorded a gain of $1.4 million resulting from the foreclosure of the loan, which was based upon the estimated fair value of the hotel properties as determined by a third-party appraisal.  The fair value of $414.0 million was determined using discount rates ranging from 8.50% to 8.75% and a terminal capitalization rate of 6.00%.

On June 2, 2021, terms of the securitized senior mortgage were modified to include an extension of the maturity date to February 9, 2024, a principal repayment of $10.0 million, and the payment of $7.6 million of fees and modification costs, which included among other items, $6.3 million of interest expense, $1.1 million of general and administrative expenses, and $0.2 million of debt issuance costs.

The following table presents additional detail related to the Company’s real estate owned, net as of September 30, 2021 (dollars in thousands):

September 30, 2021
Land	$123,100
Building	284,400
Furniture, fixtures and equipment	6,500
Real estate assets	414,000
Less: accumulated depreciation	(5,173)
Real estate owned, net	$408,827

There was no real estate owned as of December 31, 2020.

The following table presents additional detail related to the Company’s real estate portfolio for the three months ended September 30, 2021 and for the period from February 8, 2021 through September 30, 2021 (dollars in thousands):

	Three Months Ended September 30, 2021	Period from February 8, 2021 through September 30, 2021
Operating revenues	$8,550	$15,620
Operating expenses	(7,948)	(16,739)
Depreciation	(1,940)	(5,173)
Net operating loss from real estate owned	$(1,338)	$(6,292)

During the three months ended September 30, 2021 and for the period from February 8, 2021 through September 30, 2021, the Company recognized $2.6 million and $13.0 million of interest expense, excluding amortization of financing costs related to its debt on real estate owned, net, as outlined in Note 5.

5.  Repurchase Agreements, Loan Participations Sold, Net, Notes Payable, Net, Secured Term Loan, Net and Debt Related to Real Estate Owned, Net

As of September 30, 2021 and December 31, 2020, the Company had financed certain of its loans receivables using repurchase agreements, the sale of loan participations and notes payable.  The financings bear interest at a rate equal to LIBOR plus a credit spread or at a fixed rate determined by an advance rate and the value of the collateral, among other factors.  Financing agreements generally contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to tangible net worth ratio and minimum debt service coverage ratio as defined in agreements.

Repurchase Agreements

The following table summarizes the Company’s repurchase agreements by lender as of September 30, 2021 (dollars in thousands):

	Lender	Initial Maturity	Fully Extended Maturity (1)	Facility Amount	Borrowing Outstanding	Undrawn Capacity
	JP Morgan Chase Bank, N.A. - Main Pool	6/29/2025	6/29/2027	$1,250,000	$994,208	$255,792
(2)	JP Morgan Chase Bank, N.A. - Side Car	5/27/2023	5/27/2024	271,171	197,717	73,454
(3)	Morgan Stanley Bank, N.A.	1/26/2022	1/26/2024	1,000,000	859,695	140,305
(4)	Goldman Sachs Bank USA	5/31/2022	5/31/2023	750,000	585,027	164,973
	Barclays Bank PLC	12/20/2021	12/20/2022	500,000	201,384	298,616
	Deutsche Bank AG, New York Branch	6/26/2022	6/26/2023	265,000	206,018	58,982
(5)	Wells Fargo Bank, N.A.	9/29/2023	9/29/2026	300,000	50,783	249,217
				$4,336,171	$3,094,832	$1,241,339

(1)	Facility maturity dates may be extended based on certain conditions being met.
(2)	This financing has a LIBOR floor of 0.25%.
(3)

One asset on this financing has a LIBOR floor of 1.00% and one asset on this financing has a LIBOR floor of 0.25%. Subsequent to September 30, 2021, the initial maturity of this financing was extended until January 26, 2023.

(4)	This financing has a LIBOR floor of 0.35% with respect to transactions where the initial financing date was before May 27, 2021.
(5)	This facility’s capacity can be increased up to $500.0 million upon the occurrence of certain events.

Liabilities under the Company’s repurchase agreements as of September 30, 2021 are summarized as follows (dollars in thousands):

Lender	Weighted Average Term (1)	Weighted Average Stated Rate (2)	Weighted Average Interest Rate (3)	Par Value	Carrying Value	Carrying Value of Collateral
JP Morgan Chase Bank, N.A. - Main Pool	0.8	L + 2.22%	2.30%	$994,208	$994,208	$1,596,887
JP Morgan Chase Bank, N.A. - Side Car	0.9	L + 4.50%	4.75%	197,717	197,717	418,854
Morgan Stanley Bank, N.A.	2.2	L + 2.08%	2.44%	859,695	859,695	1,463,267
Goldman Sachs Bank USA	1.3	L + 2.23%	2.50%	585,027	585,027	687,150
Barclays Bank PLC	1.6	L + 1.63%	1.71%	201,384	201,384	282,645
Deutsche Bank AG, New York Branch	2.5	L + 2.35%	2.43%	206,018	206,018	313,776
Wells Fargo Bank, N.A.	2.9	L + 1.50%	1.58%	50,783	50,783	66,882
Total/Weighted Average		L + 2.29%	2.49%	$3,094,832	$3,094,832	$4,829,461

(1)	The weighted average term (years) is determined based on the contractual maturity date of the corresponding loans collateralizing each facility.
(2)	One-month LIBOR as of September 30, 2021 was 0.08%. Weighted average is based on outstanding principal as of September 30, 2021.
(3)	Reflects the weighted average interest rate based on the applicable floating benchmark rate (if applicable), including LIBOR floors (if applicable).

Liabilities under the Company’s repurchase agreements as of December 31, 2020 are summarized as follows (dollars in thousands):

Lender	Weighted Average Term (1)	Weighted Average Stated Rate (2)	Weighted Average Interest Rate (3)	Par Value	Carrying Value	Carrying Value of Collateral
JP Morgan Chase Bank, N.A.	1.5	L + 2.23%	2.38%	$937,800	$937,800	$1,549,663
Morgan Stanley Bank, N.A.	1.7	L + 2.16%	2.57%	844,283	844,283	1,417,877
Goldman Sachs Bank USA	1.2	L + 2.30%	2.65%	578,015	578,015	961,148
Societe Generale, New York Branch	1.8	L + 2.25%	3.25%	50,000	50,000	97,262
Barclays Bank PLC	1.8	L + 1.63%	1.77%	201,384	201,384	277,948
Deutsche Bank AG, Cayman Island Branch	2.7	L + 1.90%	2.04%	73,721	73,721	106,984
Total/Weighted Average		L + 2.17%	2.46%	$2,685,203	$2,685,203	$4,410,882

(1)	The weighted average term (years) is determined based on the contractual maturity date of the corresponding loans collateralizing each facility.
(2)	One-month LIBOR as of December 31, 2020 was 0.14%. Weighted average is based on outstanding principal as of December 31, 2020.
(3)	Reflects the weighted average interest rate based on the applicable floating benchmark rate (if applicable), including LIBOR floors (if applicable).

As part of its repurchase agreements, the Company must comply with certain financial covenants on an ongoing basis. The Company’s financial covenants are measured at the end of each quarter. As of September 30, 2021 and December 31, 2020, the Company was in compliance with all covenants under its repurchase agreements. The repurchase facilities are partially recourse to the Company. The maximum guaranty that the Company would be responsible for as of September 30, 2021 and December 31, 2020 was $786.5 million and $701.3 million, respectively, under the repurchase agreements.

Loan Participations Sold

The Company’s loan participations sold as of September 30, 2021 are summarized as follows (dollars in thousands):

	Contractual Maturity Date	Maximum Extension Date	Stated Rate (1)	Financing Costs	Interest Rate	Par Value	Carrying Value	Carrying Value of Collateral
	Variable:
(2)	8/1/2022	8/1/2023	L + 3.10%	$3,531	4.95%	$189,750	$189,345	$371,546
(3)	8/20/2022	8/20/2024	L + 3.50%	1,634	5.25%	218,609	218,275	284,883
(4)	11/9/2021	9/9/2024	L + 5.60%	418	7.60%	49,535	49,662	121,673
(4)	11/9/2021	9/9/2024	L + 11.70%	401	13.70%	47,553	47,676	116,806
			L + 4.33%	5,984	6.16%	505,447	504,958	894,908
	Fixed:
	12/31/2024	12/31/2025	9.00%	475	9.00%	20,000	19,560	124,036
	Total/Weighted Average			$6,459	6.27%	$525,447	$524,518	$1,018,944

(1)	One-month LIBOR as of September 30, 2021 was 0.08%. Weighted average is based on outstanding principal as of September 30, 2021.
(2)	This financing has a LIBOR floor of 1.85%
(3)	This financing has a LIBOR floor of 1.75%
(4)	This financing has a LIBOR floor of 2.00%. This financing was repaid in full on December 9, 2021

The Company’s loan participations sold as of December 31, 2020 are summarized as follows (dollars in thousands):

	Contractual Maturity Date	Maximum Extension Date	Stated Rate (1)	Financing Costs	Interest Rate	Par Value	Carrying Value	Carrying Value of Collateral
(2)	8/1/2022	8/1/2023	L + 3.10%	$3,531	4.95%	$189,750	$188,995	$370,541
(3)	8/20/2022	8/20/2024	L + 3.50%	1,634	5.25%	138,071	136,843	177,732
(4)	3/21/2021	3/21/2023	L + 2.75%	583	4.19%	27,582	27,493	49,710
(5)	9/9/2021	9/9/2024	L + 5.60%	418	7.60%	44,645	44,479	109,007
(5)	9/9/2021	9/9/2024	L + 11.70%	401	13.70%	42,859	42,701	104,649
(6)	9/9/2022	9/9/2024	L + 9.75%	1,151	11.65%	76,513	75,973	76,593
	Total/Weighted Average		L + 5.09%	$7,718	6.93%	$519,420	$516,484	$888,232

(1)	One-month LIBOR as of December 31, 2020 was 0.14%. Weighted average is based on outstanding principal as of December 31, 2020.
(2)	This financing has a LIBOR floor of 1.85%
(3)	This financing has a LIBOR floor of 1.75%
(4)	This financing has a LIBOR floor of 1.44%
(5)	This financing has a LIBOR floor of 2.00%
(6)	This financing has a LIBOR floor of 1.90%

Notes Payable

The Company’s notes payable as of September 30, 2021 are summarized as follows (dollars in thousands):

	Contractual Maturity Date	Maximum Extension Date	Stated Rate (1)	Financing Costs	Interest Rate	Par Value	Carrying Value	Carrying Value of Collateral
(2)	1/4/2022	1/4/2022	L + 4.00%	$1,042	6.43%	$48,000	$47,921	$117,297

(1)	One-month LIBOR as of September 30, 2021 was 0.08%. Weighted average is based on outstanding principal as of September 30, 2021.
(2)	This financing has a LIBOR floor of 2.43%.

The Company’s notes payable as of December 31, 2020 are summarized as follows (dollars in thousands):

	Contractual Maturity Date	Maximum Extension Date	Stated Rate (1)	Financing Costs	Interest Rate	Par Value	Carrying Value	Carrying Value of Collateral
(2)	1/4/2021	4/1/2021	L + 4.00%	$616	6.43%	$52,938	$52,938	$116,514
(3)	8/2/2022	8/2/2023	L + 2.85%	1,527	4.50%	99,579	98,553	132,761
(4)	1/31/2021	7/30/2021	L + 3.50%	544	5.35%	40,000	39,950	67,146
(5)	7/30/2021	7/30/2023	L + 3.50%	977	4.90%	92,777	92,322	117,165
(6)	1/15/2022	1/15/2022	L + 4.50%	291	5.50%	20,000	19,752	106,618
	Total/Weighted Average		L + 3.44%	$3,955	5.13%	$305,294	$303,515	$540,204

(1)	One-month LIBOR as of December 31, 2020 was 0.14%. Weighted average is based on outstanding principal as of December 31, 2020.
(2)	This financing has a LIBOR floor of 2.43%.
(3)	This financing has a LIBOR floor of 1.65%.
(4)	This financing has a LIBOR floor of 1.85%.
(5)	This financing has a LIBOR floor of 1.40%. The Company has guaranteed a portion of this note payable. The Company's maximum exposure is limited to $20.0 million.
(6)	This financing has a LIBOR floor of 1.00%.

Secured Term Loan, Net

On August 9, 2019, the Company entered into a $450.0 million secured term loan facility. On December 1, 2020, the secured term loan facility was modified to increase the aggregate principal amount by $325.0 million, increase the interest rate, and to increase the quarterly amortization payment.

The secured term loan as of September 30, 2021 is summarized as follows (dollars in thousands):

Contractual	Stated	Financing
Maturity Date	Rate (1,2)	Costs	Interest Rate(2)	Par Value	Carrying Value
8/9/2026	L + 5.00%	$25,829	6.00%	$762,717	$742,778

(1)	One-month LIBOR at September 30, 2021 was 0.08% The secured term loan has a LIBOR floor of 1.00%.
(2)

Subsequent to September 30, 2021, the Company entered into a refinancing of its Secured Term Loan which reduced the interest rate to the greater of (i) 1-month SOFR plus a 0.10% credit spread adjustment and (ii) 0.50%, plus a credit spread of 4.50%.

The secured term loan as of December 31, 2020 is summarized as follows (dollars in thousands):

Contractual	Stated	Financing
Maturity Date	Rate (1)	Costs	Interest Rate	Par Value	Carrying Value
8/9/2026	L + 5.00%	$25,742	6.00%	$768,554	$746,095

(1)	One-month LIBOR at December 31, 2020 was 0.14%. Following the modification on December 1, 2020, the secured term loan has a LIBOR floor of 1.00%.

The secured term loan is partially amortizing, with principal payments of $1.9 million due in quarterly installments beginning on December 31, 2020.

Debt Related to Real Estate Owned, Net

On February 8, 2021 the Company assumed a $300.0 million securitized senior mortgage in connection with a UCC foreclosure on a portfolio of seven limited service hotels.  On June 2, 2021, the Company entered into an agreement to amend the terms of the securitized senior mortgage which included an extension of the maturity date to February 9, 2024, a principal repayment of $10.0 million, and the payment of $7.6 million of fees and modification costs, which included among other items, $6.3 million of interest expense, $1.1 million of general and administrative expenses, and $0.2 million of debt issuance costs.

The Company’s debt related to real estate owned is summarized as follows (dollars in thousands):

Contractual	Stated	Financing
Maturity Date	Rate (1)	Costs	Interest Rate	Par Value	Carrying Value
February 9, 2024	L + 2.78%	$250	3.53%	$290,000	$289,784

(1)	One-month LIBOR at September 30, 2021 was 0.08% This financing has a LIBOR floor of 0.75%.

Interest Expense and Amortization

The following table summarizes the Company’s interest and amortization expense on secured financings, debt related to real estate owned and on the secured term loan for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest on secured financings	$28,400	$31,403	$86,989	$101,230
Interest on secured term loan	11,749	3,928	34,954	13,640
Interest on debt related to real estate owned	2,619	-	12,968	-
Amortization of financing costs	5,302	4,409	16,277	14,211
Total interest and related expense	$48,070	$39,740	$151,188	$129,081

6.  Fair Value Measurements

ASC 820, “Fair Value Measurement and Disclosures” establishes a framework for measuring fair value as well as disclosures about fair value measurements. It emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use when pricing an asset or liability. As a basis for considering market participant assumptions in fair value measurements, the standards establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability other than quoted prices, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement fall is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows (dollars in thousands):

	September 30, 2021
				Fair value hierarchy level
	Carrying Value	Par Value	Fair Value	Level 1	Level 2	Level 3
Loans receivable held-for-investment, net	$5,924,346	$6,009,765	$6,035,925	$-	$-	$6,035,925
Interests in loans receivable held-for- investment, net	436,721	436,788	437,915	-	-	437,915
Repurchase agreements	3,094,832	3,094,832	3,098,690	-	-	3,098,690
Loan participations sold, net	524,518	525,447	530,609	-	-	530,609
Notes payable, net	47,921	48,000	48,000	-	-	48,000
Secured term loan, net	742,778	762,717	782,129	-	-	782,129
Debt related to real estate owned, net	289,784	290,000	282,107	-	-	282,107

	December 31, 2020
				Fair value hierarchy level
	Carrying Value	Par Value	Fair Value	Level 1	Level 2	Level 3
Loans receivable held-for-investment, net	$6,125,825	$6,152,331	$6,155,526	$-	$-	$6,155,526
Interests in loans receivable held-for- investment, net	338,270	338,957	338,695	-	-	338,695
Repurchase agreements	2,685,203	2,685,203	2,668,464	-	-	2,668,464
Loan participations sold, net	516,484	519,420	524,010	-	-	524,010
Notes payable, net	303,515	305,294	308,069	-	-	308,069
Secured term loan, net	746,095	768,554	769,949	-	-	769,949

 7. Redeemable Interests

Pursuant to a side letter with a stockholder, the stockholder has the right to require the Company to repurchase the stockholder’s 7,306,984 shares of common stock between January 8, 2020 and February 7, 2020 and on each subsequent anniversary of this period (the “Redemption Period”).  If this option is exercised, the Company is required to repurchase such shares at a price based on the book value per share of all the outstanding common shares of the Company, including the common shares subject to this redemption feature, within the following 18 months, which may be extended an additional six months if the Company’s board of directors determines that making such repurchase cannot be accomplished due to material and adverse market conditions.  In no event shall the Company be required to obtain funds to make such repurchase by liquidating any investments at a price below the then-outstanding principal balance, nor shall the repurchases cause the Company to be unable to make dividend distributions required to satisfy REIT requirements.  This right expires if unused, or upon an initial public offering of the Company. The stockholder did not exercise its right to require the Company to repurchase its shares during any Redemption Periods to date.  Subsequent to September 30, 2021, and in connection with the completion of the Company’s initial public offering, this right was terminated, resulting in the reclassification of redeemable common stock to stockholder’s equity, and such shares being reclassified to common stock.

Prior to the Company’s initial public offering, the shares are presented as redeemable common stock on the consolidated balance sheets at the redemption value, as the stockholder’s right is outside the control of the Company. The Company has determined the redemption is exercisable and at each reporting period recognizes an adjustment to the additional paid in capital through accretion of redeemable common stock to record the redeemable common stock at its redemption value.

8.  Equity

Common Stock

The Company charter provides for the issuance of up to 500,000,000 shares of common stock with a par value of $0.01 per share. The Company had 133,433,487 common shares issued and outstanding which includes 7,306,984 shares of redeemable common stock as of September 30, 2021 and December 31, 2020.

The following table provides a summary of the number of common shares issued and outstanding at September 30, 2021, including redeemable common stock, and average price per share since inception:

	Number of Shares	Average Price
Period	Issued	Per Share
2015	9,250,000	$19.85
Q2 2016	4,275,000	20.00
Q3 2016	7,306,984	19.16
Q4 2016	4,000,000	20.00
Q1 2017	10,155,000	20.00
Q3 2017	6,950,250	20.00
Q4 2017	17,153,454	19.95
Q1 2018	1,365,805	20.00
Q2 2018	19,451,583	19.91
Q3 2018	20,533,575	19.68
Q4 2018	1,595,250	20.00
Q1 2019	3,100,750	20.00
Q2 2019	8,652,278	19.76
Q3 2019	1,098,350	20.00
Q4 2019	14,460,441	19.65
Q1 2020	3,500,000	20.00
Q2 2021 (1)	584,767	-
Total/Weighted Average	133,433,487	$19.82

(1)	Issued shares represent conversion of fully vested RSUs to common shares. These shares are excluded from the calculation of the weighted average price per share.

Preferred Stock

The Company charter also provides for the issuance of up to 10,000,000 shares of preferred stock with a par value of $0.01 per share. The Company had issued 125 preferred shares as of September 30, 2021 and December 31, 2020. All preferred shares have been issued at a price of $1,000 per share and are entitled to a 12.5% cash dividend, paid semi-annually.

Dividends

The following table details the Company’s dividend activity for common, redeemable common, vested restricted stock units and preferred stock (dollars in thousands, except per share data):

	For the Quarter Ended
	March 31, 2021		June 30, 2021		September 30, 2021
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Dividends declared - common stock, redeemable common stock and vested restricted stock units	$50,000	$0.37	$50,000	$0.37	$50,000	$0.37
Dividends declared - preferred stock	$4	$0.03	$4	$0.03	$4	$0.03
Record Date - common stock, redeemable common stock and vested restricted stock units	March 19, 2021		June 16, 2021		September 17, 2021
Payment Date - common stock, redeemable common stock and vested restricted stock units	April 1, 2021		July 7, 2021		October 7, 2021

	For the Quarter Ended
	March 31, 2020		June 30, 2020		September 30, 2020
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Dividends declared - common stock, redeemable common stock and vested restricted stock units	$56,000	$0.43	$59,000	$0.44	$50,000	$0.37
Dividends declared - preferred stock (1)	$8	$0.03	$8	$0.03	$8	$0.03
Record Date - common stock, redeemable common stock and vested restricted stock units	March 4, 2020		June 18, 2020		September 29, 2020
Payment Date - common stock, redeemable common stock and vested restricted stock units	April 2, 2020		July 1, 2020		October 1, 2020

(1)	Includes 125 preferred units issued at a price of $1,000 per unit and entitled to a 12.5% dividend paid semi-annually that were redeemed on December 29, 2020 at a price of $1,000 per unit.

9.  Earnings per Share

Basic earnings per share (“EPS”) is calculated by dividing the Company’s net income by the weighted average number of shares of common stock and redeemable common stock outstanding during each period using the two-class method. Diluted EPS is calculated by dividing net income by the weighted average number of shares of common stock and redeemable common stock outstanding plus the additional dilutive effect of common stock equivalents during each period using the treasury stock method.

As of September 30, 2021 and 2020 there were no dilutive securities affiliated with the Company. As a result, basic and diluted EPS are the same. The calculation of basic and diluted EPS is as follows (dollars in thousands, except for share and per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income attributable to Claros Mortgage Trust, Inc. common stockholders and redeemable common stockholders	$52,877	$50,015	$153,506	$159,160

Basic weighted average number of common stock and redeemable common stock outstanding (1)	133,433,487	133,726,218	133,491,390	132,729,868

Diluted weighted average number of common stock and redeemable common stock outstanding (1)	133,433,487	133,726,218	133,491,390	132,729,868

Net income per share of common stock and redeemable stock, basic and diluted	$0.40	$0.37	$1.15	$1.20

(1)

Amounts include fully vested RSUs, which were delivered on April 4, 2021, of 584,767 and 877,498 common stock underlying vested RSUs at September 30, 2021 and 2020, respectively.  Excludes 1,097,293 shares of common stock underlying unvested RSUs that vested in full in connection with the Company’s initial public offering.

10.  Related Party Transactions

The activities of the Company are managed by the Manager. Pursuant to the terms of the Management Agreement, the Manager is responsible for originating investment opportunities, providing asset management services and administering the day-to-day operations of the Company. The Management Agreement will remain in-place until July 8, 2026 unless terminated at an earlier date upon the occurrence of certain events.  The Manager is entitled to receive a management fee, an incentive fee and a termination fee as defined below.

The following table summarizes the Company’s management and incentive fees (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Management fees	$9,789	$9,844	$29,152	$29,111
Incentive fees	-	1,141	-	7,579
Total	$9,789	$10,985	$29,152	$36,690

Management Fees

Effective October 1, 2015, the Manager earns a base management fee in an amount equal to 1.50% per annum of Stockholders’ Equity. Management fees are reduced by the Company’s pro rata share of any management fees and incentive fees (if incentive fees are not incurred by the Company) paid to the Manager by CMTG/TT.  Management fees are paid quarterly, in arrears.  Management fees of $9.8 million and $9.8 million were accrued and were included in management fee payable – affiliate, in the consolidated balance sheets at September 30, 2021 and December 31, 2020.

Incentive Fees

The Manager is entitled to an incentive fee equal to 20% of the excess of the Company’s Core Earnings on a rolling four-quarter basis, as defined in the Management Agreement, over a 7.00% return on Stockholders’ Equity, as defined in the Management Agreement of the Company.  Incentive fees are reduced by the Company’s pro rata share of any incentive fees paid to the Manager by CMTG/TT.

The Manager is entitled to an incentive fee equal to 3.33% of the excess of CMTG/TT’s Core Earnings on a rolling four-quarter basis, as defined in the Management Agreement, over a 7.00% return on Unitholders’ Equity of CMTG/TT.

Incentive fees of $0.0 million and $0.2 million were accrued and were included in Incentive fee payable – affiliate on the consolidated balance sheets at September 30, 2021 and December 31, 2020, respectively.

Termination Fees

If the Company elects to terminate the Management Agreement, the Company is required to pay the Manager a termination fee equal to three times the sum of the average total annual amount of management fees paid by the Company over the prior two years and the average annual incentive fee paid by the Company over the prior two years.

Reimbursable Expenses

The Manager or its affiliates are entitled to reimbursement for certain documented costs and expenses incurred by them on behalf of the Company, as set forth in the Management Agreement, excluding any expenses specifically required to be borne by the Manager under the Management Agreement.

11.  Equity Compensation

The Company is externally managed and does not currently have any employees. On March 30, 2016, the Company adopted the 2016 Incentive Award Plan (the “Plan”) to promote the success and enhance the value of the Company by linking the individual interests of employees of the Manager and its affiliates to those of the Company’s stockholders.  The maximum number of shares that may be issued under the Plan is equal to 7.5% of the Company’s shares issued prior to an initial public offering.

On April 4, 2019, the Board granted 877,498 time-based RSUs which immediately became vested. Dividend equivalent payments accrued as if those shares were outstanding for all dividends declared during the period beginning August 25, 2015.  The fair value of time-based RSUs was recognized immediately. The fair value of the 877,498 RSUs was determined to be $20.00 per share on the grant date based on the Company’s recent share issuances. During the three and nine months ended September 30, 2021, 0 and 292,731 time-based RSU’s were forfeited prior to their delivery, resulting in the reversal of $0 and $5.9 million of previously recognized equity compensation expense which is included as other income in the consolidated statements of operations.  On April 4, 2021, 584,767 fully vested RSUs were delivered and converted to common shares.

On April 4, 2019, the Board granted 1,622,499 performance-based RSUs of which 0% to 100% will vest at the conclusion of a three-year performance period commencing on January 1, 2019, at varying levels, if the Company achieves a minimum cumulative

Total Stockholder Return Percentage in excess of 18% over that period. Total Stockholder Return Percentage is equal to the quotient of (i) the sum of (A) the tangible net book value per common share as of December 31, 2021 less $19.84 and (B) the aggregate amount of dividends paid with respect to common stock during the performance period, (ii) and $19.84, calculated on a fully diluted basis. Dividend equivalents will accrue and be paid to participants at the conclusion of the performance period based on the number of RSUs that are vested.  The fair value of the 1,622,499 performance-based RSUs was determined to be $20.00 per share on the grant date based on the Company’s share issuances around that time. In the event that a change in control or an initial public offering (“IPO”) occurs prior to the completion of the performance period, the RSUs will immediately vest prior to such change in control or IPO and dividend equivalents will become payable.  Subsequent to September 30, 2021, and in connection with the completion of the Company’s initial public offering, the RSUs became immediately vested and dividend equivalents became payable.

The Company recognizes equity compensation expense for the performance-based RSUs if and when the Company concludes that it is probable that the performance condition will be achieved. The Company reassesses the probability of vesting at each reporting period for these awards and adjusts compensation expense based on its probability assessment. The Company will recognize a cumulative catch up adjustment to amounts previously recognized for changes in its probability assessment in the current reporting period. The Company has elected to recognize the effect of forfeitures in compensation expense as they occur.

For the three and nine months ended September 30, 2021, the Company recognized a net reversal of previously recognized compensation expense of $0.2 million and $0.4 million relating to the performance-based RSU’s, primarily due to the forfeiture of 525,000 RSU’s, offset in part, by the impact of the expense recognized on shares that were not forfeited.  For the three months ended September 30, 2021, there were no RSUs forfeited.  For the three and nine months ended September 30, 2020, the Company recognized $2.5 million and $7.4 million in equity compensation expense related to the performance-based RSU’s.  Equity compensation expense is considered non-cash compensation expense for the three and nine months ended September 30, 2021 and 2020.

The following table details the RSU activity during the nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
		Weighted-Average		Weighted-Average
	Number of	Grant Date Fair	Number of	Grant Date Fair
	Restricted Shares	Value Per Share	Restricted Shares	Value Per Share
Unvested, December 31, 2020	-	$-	1,622	$20.00
Granted	-	-	-	-
Forfeited/cancelled	-	-	(525)	$20.00
Vested	-	-	-	-
Unvested, September 30, 2021	-	$-	1,097	$20.00

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
		Weighted-Average		Weighted-Average
	Number of	Grant Date Fair	Number of	Grant Date Fair
	Restricted Shares	Value Per Share	Restricted Shares	Value Per Share
Unvested, December 31, 2019	-	$-	1,622	$20.00
Granted	-	-	-	-
Vested	-	-	-	-
Unvested, September 30, 2020	-	$-	1,622	$20.00

12.  Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ended December 31, 2015 and expects to continue to operate so as to qualify as a REIT. As a result, the Company will generally not be subject to federal and state income tax on that portion of its income that it distributes to stockholders if it distributes at least 90% of its taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains and activity conducted within the Company’s taxable REIT subsidiary (“TRS”), and complies with certain other requirements to qualify as a REIT. Since Commencement of Operations, the Company was in compliance with all REIT requirements and the Company plans to continue to operate so that it meets the requirements for taxation as a REIT. Therefore, other than amounts relating to the Company’s TRS, as described below, the Company has not provided for current income tax expense related to the Company’s REIT taxable income for the three and nine months ended September 30, 2021 and 2020, respectively. Additionally, no provision has been made for federal or state income taxes in the accompanying financial statements, as the Company believes it has met the prescribed requisite requirements.

 The Company’s real estate owned is held in a TRS. A TRS is a corporation that is owned directly or indirectly by a REIT and has jointly elected with the REIT to be treated as a TRS for tax purposes. TRSs provide REITs the flexibility to hold, up to 20% of their total assets, entities or investments that otherwise wouldn’t be permissible in the REIT structure. The Company’s TRS is not consolidated for U.S. federal income tax purposes and is taxed separately as a corporation. For financial reporting purposes, a provision or benefit for current and deferred taxes is established for the portion of earnings or expense recognized by the Company with respect to its TRS. The Company recorded current income tax expense of $0 and $35,000 for the three and nine months ended September 30, 2021. The Company recognized a deferred income tax benefit of $0.0 million and $6.1 million during the three and nine months ended September 30, 2021, respectively, net of a partial valuation allowance. No current or deferred tax benefit or expense was recorded during the three and nine months ended September 30, 2020.

As of September 30, 2021, the Company had $6.1 million of net deferred tax assets, which were included in other assets in the Company’s consolidated balance sheets. The Company did not have any deferred tax assets or deferred tax liabilities at December 31, 2020.

For the three and nine months ended September 30, 2021, the TRS’s Federal statutory income tax rate was 21.00% and 18.28% for state and local income tax purposes for a combined rate of 35.44%. The combined rate includes the federal benefit arising from the state and local income tax deduction allowable for federal tax purposes. For the three and nine months ended September 30, 2021, the Company’s effective tax rate was 0.0% and (4.09%), respectively, based on the Company’s income tax benefit generated at its TRS relative to its consolidated income before taxes.

The components of the Company’s provision for income taxes or income tax benefit are as follows (dollars in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Current
Federal	$-	$-
State and local	-	(35)
Current income tax expense	-	(35)

Deferred
Federal	-	3,252
State and local	-	2,808
Deferred income tax benefit	-	6,060

Total income tax benefit	$-	$6,025

The components of the deferred tax assets consist of the following (dollars in thousands):

September 30, 2021
Investment basis difference in real estate owned	$4,021
Net operating loss carryforward	9,498
13,519
Valuation allowance	(7,459)
Deferred tax asset	$6,060

The TRS had a net operating loss (“NOL”) in the amount of $6.8 million and $26.8 million for three and nine months ended September 30, 2021, the impact of which has been reflected in the deferred tax asset recorded by the Company.  Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies.  Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The NOL could be carried forward indefinitely for federal income tax purposes and for a period of 20 years for state and local purposes.

Based upon the available objective evidence at September 30, 2021, the Company determined it was more likely than not that the deferred tax assets related to the NOL carryforwards of its TRS would be partially utilized in future periods. As a result, the Company recorded a $7.5 million valuation allowance to partially reserve against these deferred tax assets. Subsequent to September 30, 2021, upon the completion of its initial public offering, the Company believes that there may be sufficient positive evidence to support a conclusion that all or a substantial portion of the valuation allowance could be reversed since the Company no longer has a termination date of August 25, 2024.

The Company recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in our consolidated statements of income. As of September 30, 2021 and December 31, 2020, the Company has not recorded any amounts for uncertain tax positions.

The Company’s tax returns are subject to audit by taxing authorities. The Company’s tax years 2017 – 2020 remain open to examination by major taxing jurisdictions to which the Company is subject to taxes.

13.  Commitments and Contingencies

The Company holds a 51% interest in CMTG/TT as a result of committing to invest $124.9 million in CMTG/TT.  Distributions representing repayment proceeds from CMTG/TT’s loans may be recalled by CMTG/TT at a price of $10.00 per Common Unit, if the repayment occurred at least six months prior to the loan’s initial maturity date. As of September 30, 2021 and December 31, 2020, the Company had contributed $161.6 million and $159.5 million, respectively to CMTG/TT and has received return of capital distributions of $123.2 million, of which $111.1 million were recallable. As of September 30, 2021 and December 31, 2020, CMTG’s remaining capital commitment to CMTG/TT was $74.4 million and $76.4 million, respectively.

The Company has a capital commitment of $1.1 million to CMTG TT Participation Investor, LP (“CMTG TT Participation”), a Delaware limited partnership formed for the purpose of participating in future investments made by the Company for which the projected equity required exceeds $100.0 million.  The general partner of CMTG TT Participation is CMTG TT Participation Investor GP, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company. As of September 30, 2021, CMTG TT Participation had not commenced operations. Subsequent to September 30, 2021 and in connection with the completion of the Company’s initial public offering, the Company’s unfunded commitments to CMTG TT Participation were cancelled.

As of September 30, 2021 and December 31, 2020, the Company had unfunded loan commitments of $1.0 billion and $1.4 billion relating to 52 and 52 loans receivable and interests in loans receivable, respectively, which amounts will generally be funded to finance lease-related or capital expenditures by the Company’s borrowers, subject to borrowers achieving certain conditions precedent to such funding. These future commitments will expire over the remaining term of the loans, none of which exceed five years.

As of September 30, 2021 and December 31, 2020, the Company had $459.3 million and $650.9 million, of approved but undrawn capacity on existing secured financing commitments, which may be drawn subject to certain conditions.

The Company’s contractual payments under all borrowings by maturity were as follows as of September 30, 2021 (dollars in thousands):

Year	Amount
2021	532,004
2022	1,732,670
2023	468,840
2024	1,061,951
2025	195,892
Thereafter	729,639
$4,720,996

The Company had provided a contingent guaranty relating to a note payable financing which requires the Company to fund equity sufficient to complete the borrower’s business plan in the event that the borrower defaults on its loan obligations. The note payable was repaid on May 27, 2021 and the contingent equity funding guaranty was terminated. At December 31, 2020, the estimated equity required to complete the borrower’s business plan was $2.6 million.

On two separate occasions, the Company entered into arrangements with borrowers whereby the Company may advance additional funds on existing loans in excess of the primary mortgage and mezzanine loan commitment amounts, at interest rates which exceed the rate stated in the underlying mortgage or mezzanine loan.  As of September 30, 2021 and December 31, 2020, the Company had commitments of $55.0 million resulting from such arrangements, of which $50.0 million has a contractual maturity date on August 20, 2022 and $5.0 million has a contractual maturity date on July 24, 2023.  No amounts have been drawn under these arrangements as of September 30, 2021 and December 31, 2020.

In the normal course of business, the Company may enter into contracts that contain a variety of representations and provide for general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. However, based on experience, the Company expects the risk of loss to be remote.

The full impact of COVID-19 on the global economy and the Company’s business is uncertain.  As of September 30, 2021, no contingencies have been recorded on the Company’s consolidated balance sheets as a result of COVID-19, however as the global pandemic continues and the economic implications become better known, it may have long-term impacts on the Company’s financial condition, results of operations, and cash flows.  Refer to Note 2 for further discussion of COVID-19.

14.  Segment Reporting

The Company has determined that it has one reportable segment.  The loan segment includes loans receivable and interests in loans receivable.

The Company evaluates performance based on the following financial measures (dollars in thousands):

Three months ended September 30, 2021	Loans	Corporate/Other	Total

Interest and related income	$103,876	$-	$103,876
Less: interest and related expense	45,429	2,641	48,070
Net interest income	58,447	(2,641)	55,806
Revenue from real estate owned	-	8,550	8,550
Total revenue	$58,447	$5,909	$64,356
Management fees - affiliate	-	9,789	9,789
Incentive fees - affiliate	-	-	-
Equity compensation	-	(186)	(186)
General and administrative expenses	-	1,330	1,330
Expenses from real estate owned	-	9,888	9,888
Total expenses	$-	$20,821	$20,821
Reversal of current expected credit loss reserve	9,306	-	9,306
Income before income taxes	$67,753	$(14,912)	$52,841
Segment income	$67,753	$(14,912)	$52,841

Total Assets as of September 30, 2021	$6,905,196	$447,077	$7,352,273

Three months ended September 30, 2020	Loans	Corporate/Other	Total
Interest and related income	$105,984	$-	$105,984
Less: interest and related expense	39,740	-	39,740
Net interest income	66,244	-	66,244
Revenue from real estate owned	-		-
Total revenue	66,244	-	66,244
Management fees - affiliate	$-	$9,844	$9,844
Incentive fees - affiliate	-	1,141	1,141
Equity compensation	-	2,451	2,451
General and administrative expenses	-	1,169	1,169
Expenses from real estate owned	-	-	-
Total expenses	$-	$14,605	$14,605
Realized loss on sale of investments	(202)	-	(202)
Segment income	$66,042	$(14,605)	$51,437

Total Assets as of December 31, 2020	$6,952,543	$-	$6,952,543

Nine months ended September 30, 2021	Loans	Corporate/Other	Total
Interest and related income	$314,326	$-	$314,326
Less: interest and related expense	138,186	13,002	151,188
Net interest income	176,140	(13,002)	163,138
Revenue from real estate owned	-	15,620	15,620
Total revenue	176,140	2,618	178,758
Management fees - affiliate	$-	$29,152	$29,152
Equity compensation	-	(376)	(376)
General and administrative expenses	-	5,393	5,393
Expenses from real estate owned	-	21,912	21,912
Total expenses	$-	$56,081	$56,081
Gain on foreclosure of real estate owned	-	1,430	1,430
Other income	-	5,855	5,855
Reversal of current expected credit loss	17,413	-	17,413
Income before income taxes	193,553	(46,178)	147,375
Income tax benefit	-	6,025	6,025
Segment income	$193,553	$(40,153)	$153,400

Total Assets as of September 30, 2021	$6,905,196	$447,077	$7,352,273

Nine months ended September 30, 2020	Loans	Corporate/Other	Total
Interest and related income	$340,786	$-	$340,786
Less: interest and related expense	129,081	-	129,081
Net interest income	211,705	-	211,705
Revenue from real estate owned	-		-
Total revenue	211,705	-	211,705
Management fees - affiliate	$-	$29,111	$29,111
Incentive fees - affiliate	-	7,579	7,579
Equity compensation	-	7,354	7,354
General and administrative expenses	-	4,162	4,162
Expenses from real estate owned	-	-	-
Total expenses	$-	$48,206	$48,206
Realized loss on sale of investments	(202)	-	(202)
Segment income	$211,503	$(48,206)	$163,297

Total Assets as of December 31, 2020	$6,952,543	$-	$6,952,543

15.  Subsequent Events

On October 6, 2021, the Company effected a 1-for-2 reverse stock split of its common stock.  All references to common stock outstanding and per common stock share amounts have been restated to reflect the effect of the reverse stock split for all periods presented.

On November 3, 2021, the Company completed an initial public offering of 5,524,934 shares of common stock at a price of $18.65 per share generating gross proceeds of $103.0 million.  The Company intends to use the proceeds from the offering  to originate and acquire commercial mortgage loans and other commercial real estate related debt instruments consistent with its investment strategy and investment guidelines, as well as for other general corporate purposes.

Following the completion of the Company’s initial public offering, 1,097,293 shares of common stock underlying restricted stock units became fully vested. On November 12, 2021, the Company paid a catch-up dividend of $4.9 million to holders of the restricted stock units.

In connection with the completion of the Company’s initial public offering, the annual right of a pre-IPO stockholder to require the Company to repurchase its shares was terminated, resulting in the reclassification of redeemable common stock to stockholder’s equity, and such shares being reclassified to common stock.

In connection with the completion of the Company’s initial public offering, CMTG TT Participation’s right to participate in future investments was terminated.

The Company entered into an agreement (the “10b5-1 Purchase Plan”) with Morgan & Stanley Co. LLC, pursuant to which Morgan Stanley & Co. LLC, as the Company’s agent, will buy in the open market up to $25.0 million in shares of the Company’s common stock in the aggregate during the period beginning on December 6, 2021 and ending 12 months thereafter or, if sooner, the date on which all the capital committed to the 10b5-1 Purchase Plan will require Morgan Stanley & Co. LLC to purchase for the Company shares of the Company’s common stock when the market price per share is below the book value per common share, subject to certain daily limits prescribed by the 10b5-1 Purchase Plan.

On December 2, 2021, the Company entered into a refinancing of its Secured Term Loan which reduced the interest rate to the greater of (i) 1-month SOFR plus a 0.10% credit spread adjustment, and (ii) 0.50%, plus a credit spread of 4.50%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. References herein to “Claros Mortgage Trust,” “Company”, “we”, “us” or “our” refer to Claros Mortgage Trust, Inc. and its subsidiaries unless the context specifically require otherwise.

We make forward-looking statements in this quarterly report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, we intend to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking:

•	our business and investment strategy;

•	our projected operating results;

•	the timing of cash flows, if any, from our investments;

•	the state of the U.S. and global economy generally or in specific geographic regions;

•

the duration and the severity of the COVID-19 pandemic, actions that may be taken by governmental authorities to contain the COVID-19 pandemic or to treat its impact and the adverse impacts that the COVID-19 pandemic has had, and will likely continue to have, on the global economy and on our business, financial condition, liquidity, results of operations and prospects and on our ability to service our debt and pay dividends to our stockholders, including as a result of the COVID-19 pandemic’s adverse impact on the net worth, liquidity and other ability of borrowers or any guarantors to honor their obligations to us;

•	defaults by borrowers in paying debt service on outstanding loans;

•	governmental actions and initiatives and changes to government policies;

•	the amount of commercial mortgage loans requiring refinancing;

•	our ability to obtain financing arrangements on attractive terms, or at all;

•	current and prospective financing costs and advance rates for our target assets;

•	our expected leverage;

•	general volatility of the securities markets in which we may invest;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the uncertainty surrounding the strength of the global economy;

•	the return on or impact of current and future investments, including our loan portfolio and real estate owned investment;

•	allocation of investment opportunities to us by our Manager and our Sponsor;

•	changes in interest rates and the market value of our investments;

•	effects of hedging instruments on our target assets;

•	rates of default or decreased recovery rates on our target assets and related impairment charges, including as it relates to our real estate owned investment;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	changes in governmental regulations, tax law and rates, and similar matters (including interpretation thereof);

•	our ability to maintain our qualification as a REIT;
•	our ability to maintain our exclusion from registration under the 1940 Act;

•	availability and attractiveness of investment opportunities we are able to originate in our target assets;

•	the ability of our Manager to locate suitable investments for us, monitor, service and administer our investments and execute our investment strategy;

•	availability of qualified personnel from our Sponsor and its affiliates, including our Manager;

•	estimates relating to our ability to pay dividends to our stockholders in the future;

•	our understanding of our competition;

•	impact of increased competition on projected returns; and

•	market trends in our industry, interest rates, real estate values, the debt markets generally, the CRE debt market or the general economy.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” of this filing. If a change occurs, our business, financial condition, liquidity, results of operations and prospects may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Introduction

We are a CRE finance company focused primarily on originating senior and subordinate loans on transitional CRE assets located in major U.S. markets, including mortgage loans secured by a first priority or subordinate mortgage on transitional CRE assets, and subordinate loans including mezzanine loans secured by a pledge of equity ownership interests in the direct or indirect property owner rather than directly in the underlying commercial properties. These loans are subordinate to a mortgage loan but senior to the property owner’s equity ownership interests. Transitional CRE assets are properties that require repositioning, renovation, rehabilitation, leasing, development or redevelopment or other value-added elements in order to maximize value. We believe our Sponsor’s real estate development, ownership and operations experience and infrastructure differentiates us in lending on these transitional CRE assets. Our objective is to be a premier provider of debt capital for transitional CRE assets and, in doing so, to generate attractive risk-adjusted returns for our stockholders over time, primarily through dividends. We strive to create a diversified investment portfolio of CRE loans that we generally intend to hold to maturity. We focus primarily on originating loans ranging from $50 million to $300 million on transitional CRE assets located in major U.S. markets with attractive fundamental characteristics supported by macroeconomic tailwinds.

We were organized as a Maryland corporation on April 29, 2015 and commenced operations on August 25, 2015, and are traded on the New York Stock Exchange, or NYSE, under the symbol “CMTG”. We have elected and believe we have qualified to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015. We are externally managed and advised by our Manager, an investment adviser registered with the SEC pursuant to the Advisers Act. We operate our business in a manner that permits us to maintain our exclusion from registration under the 1940 Act.

I. Key Financial Measures and Indicators

As a CRE finance company, we believe the key financial measures and indicators for our business are net income per share, dividends declared per share, Distributable Earnings per share, Net Distributable Earnings per share, book value per share, Net Debt-to-Equity Ratio and Total Leverage Ratio. During the three months ended September 30, 2021, we had net income per share of $0.40, declared dividends of $0.37 per share, had Distributable Earnings per share of $0.34, and had Net Distributable Earnings of $0.34 per share. As of September 30, 2021, our book value per share was $18.78, our Net-Debt-to-Equity Ratio was 1.8x, and our Total Leverage Ratio was 2.1x. We use Net Debt-to-Equity Ratio and Total Leverage Ratio, financial measures which are not prepared in accordance with GAAP, to evaluate our financial leverage, which in the case of our Total Leverage Ratio, makes certain adjustments that we believe provide a more conservative measure of our financial condition.

Net Income Per Share and Dividends Declared Per Share

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share (in thousands, except share and per share data):

	Three Months Ended
	September 30, 2021	June 30, 2021
Net income attributable to common stock	$52,877	$42,021
Weighted average shares of common stock outstanding, basic and diluted(1)	133,433,487	133,433,487
Basic and diluted net income per share of common stock	$0.40	$0.31
Dividends declared per share of common stock	$0.37	$0.37

(1)

Amounts for the three months ended September 30, 2021 and June 30, 2021 include 584,767 fully vested RSUs, which were delivered on April 4, 2021. Excludes 1,097,293 shares of common stock underlying unvested RSUs that vested in full in connection with the Company’s initial public offering.

Distributable Earnings and Net Distributable Earnings

Distributable Earnings and Net Distributable Earnings are non-GAAP measures used to evaluate our performance excluding the effects of certain transactions, non-cash items and GAAP adjustments, as determined by our Manager, that we believe are not necessarily indicative of our current performance and operations. Distributable Earnings is a non-GAAP measure, which we define as net income as determined in accordance with GAAP, excluding (i) non-cash equity compensation expense (income), (ii) incentive fees, (iii) real estate depreciation and amortization, (iv) any unrealized gains or losses from mark-to-market valuation changes (other than permanent impairments) that are included in net income for the applicable period, (v) one-time events pursuant to changes in GAAP and (vi) certain non-cash items, which in the judgment of our Manager, should not be included in Distributable Earnings. Net Distributable Earnings is Distributable Earnings less incentive fees due to our Manager. Pursuant to the Management Agreement, we use Core Earnings, which is substantially the same as Distributable Earnings, to determine the incentive fees we pay our Manager. Distributable Earnings is substantially the same as Core Earnings, as defined in the Management Agreement, for the periods presented.

We believe that Distributable Earnings and Net Distributable Earnings provide meaningful information to consider in addition to our net income and cash flows from operating activities determined in accordance with GAAP. We believe the Distributable Earnings and Net Distributable Earnings measures help us to evaluate our performance excluding the effects of certain transactions, non-cash items and GAAP adjustments, as determined by our Manager, that we believe are not necessarily indicative of our current performance and operations. Distributable Earnings and Net Distributable Earnings do not represent net income or cash flows from operating activities and should not be considered as an alternative to GAAP net income, an indication of our cash flows from operating activities, a measure of our liquidity or an indication of funds available for our cash needs. In addition, our methodology for calculating Distributable Earnings and Net Distributable Earnings may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures and, accordingly, our reported Distributable Earnings and Net Distributable Earnings may not be comparable to the Distributable Earnings and Net Distributable Earnings reported by other companies.

In order to maintain our status as a REIT, we are required to distribute at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, as dividends. Net Distributable Earnings, and other similar measures, have historically been a useful indicator of mortgage REITs’ ability to cover their dividends, and to mortgage REITs themselves in determining the amount of any dividends. Net Distributable Earnings is a key factor, among others, considered by the board of directors in setting the dividend and as such we believe Net Distributable Earnings is useful to investors. Accordingly, we believe providing Net Distributable Earnings on a supplemental basis to our net income as determined in accordance with GAAP is helpful to our stockholders in assessing the overall performance of our business.

While Distributable Earnings and Net Distributable Earnings excludes the impact of our unrealized current provision for credit losses, loan losses are charged off and recognized through Distributable Earnings when deemed non-recoverable. Non-recoverability is determined (i) upon the resolution of a loan (i.e. when the loan is repaid, fully or partially, or in the case of foreclosure, when the underlying asset is sold), or (ii) with respect to any amount due under any loan, when such amount is determined to be non-collectible. During the nine months ended September 30, 2021, we recorded a net reversal of $17.4 million in the CECL reserve, which has been excluded from Distributable Earnings and Net Distributable Earnings. During the nine months ended September 30, 2021, no loan losses were charged off and recognized through Distributable Earnings.

The following table provides a reconciliation of net income attributable to common stock to Distributable Earnings and Net Distributable Earnings (in thousands, except share and per share data):

	Three Months Ended
	September 30, 2021	June 30, 2021
Net income attributable to common stock:	$52,877	$42,021
Adjustments:
Non-cash equity compensation expense	(186)	1,452
Current expected credit loss reserve	(9,306)	(7,922)
Income tax benefit	—	(1,881)
Depreciation expense	1,940	1,940
Distributable Earnings	$45,325	$35,610
Less: incentive fee adjustments	$—	$—
Net Distributable Earnings	$45,325	$35,610
Weighted average shares of common stock outstanding, basic and diluted(1)	133,433,487	133,433,487
Basic and diluted earnings per share	$0.40	$0.31
Distributable Earnings per share, basic and diluted	$0.34	$0.27
Net Distributable Earnings per share, basic and diluted	$0.34	$0.27

(1)

For the three months ended September 30, 2021 and June 30, 2021, includes 584,767 shares of our common stock underlying fully vested RSUs, which were settled on April 4, 2021. Excludes 1,097,293 shares of common stock underlying unvested RSUs that vested in full in connection with the Company’s initial public offering.

Book Value Per Share

The following table sets forth the calculation of our book value per share (in thousands, except share and per share data):

	September 30, 2021	December 31, 2020
Total Stockholders’ Equity(1)	$2,543,311	$2,622,386
Non-controlling interest	(37,143)	(35,286)
Preferred Stock	(125)	(125)
Stockholders’ Equity, Net of Preferred Stock and Non-controlling interest	$2,506,043	$2,586,975
Number of Shares Common Stock Outstanding at Period End(1)(2)	133,433,487	133,726,218
Book Value per share(2)	$18.78	$19.35

(1)

Includes 7,306,984 shares of our common stock outstanding as of September 30, 2021, that are classified as redeemable common stock on our balance sheet. The stockholder’s contractual redemption right terminated upon completion of our initial public offering in November 2021, at which point the shares previously subject to that right were reclassified as common stock on our balance sheet.

(2)

Calculated as (i) total stockholders’ equity less non-controlling interest and preferred stock divided by (ii) number of shares of common stock outstanding at period end, which as of (x) December 31, 2020 includes 877,498 shares of common stock underlying RSUs that were vested in full but not yet settled and (y) September 30, 2021 includes 584,767 shares of our common stock underlying RSUs that were vested in full and settled, in each case as of period end. Excludes 1,097,293 shares of common stock underlying unvested RSUs that vested in full upon completion of our initial public offering in November 2021.

II. Our Portfolio

The below table summarizes our loan portfolio as of September 30, 2021 (dollars in thousands):

				Weighted Average(3)
	Number of Investments (1)	Number of Loans(1)	Loan Commitment(2)	Unpaid Principal Balance	All-In Yield(4)	Term to Initial Maturity(5)	Term to Fully Extended Maturity(5)	LTV(6)
Senior loans(7)	52	89	$7,022,870	$6,010,976	6.0%	1.4	2.9	66.3%
Subordinate loans	6	8	459,571	435,577	11.3%	0.2	2.2	63.5%
Total / Weighted Average	58	97	$7,482,441	$6,446,553	6.4%	1.3	2.9	66.1%

(1)

Certain investments include multiple loans for which we made commitments to the same borrower or affiliated borrowers on the same date. The loan portfolio table excludes our one real estate owned investment.

(2)	Loan commitment represents initial loan commitments, as adjusted by commitment reductions, less principal repayments and transfers which qualified for sale accounting under GAAP.
(3)	Weighted averages are based on unpaid principal balance.
(4)

All-in yield represents the weighted average annualized yield to initial maturity of each loan within our loan portfolio, inclusive of coupon, origination fees, exit fees, and extension fees received, based on the applicable floating benchmark rate (if applicable), including LIBOR floors (if applicable), as of September 30, 2021.

(5)	Term to initial and fully extended maturity are measured in years. Fully extended maturity assumes all extension options are exercised by the borrower upon satisfaction of the applicable conditions.
(6)

LTV represents “loan-to-value” or “loan-to-cost”, which is calculated as our total loan commitment from time to time, as if fully funded, plus any financings that are pari passu with or senior to our loan, divided by our estimate of either (1) the value of the underlying real estate, determined in accordance with our underwriting process (typically consistent with, if not less than, the value set forth in a third-party appraisal) or (2) the borrower’s projected, fully funded cost basis in the asset, in each case as we deem appropriate for the relevant loan and other loans with similar characteristics. Underwritten values and projected costs should not be assumed to reflect our judgment of current market values or project costs, which may have changed materially since the date of origination including, without limitation, as a result of the COVID-19 pandemic. LTV is updated only in connection with a partial loan paydown and/or release of collateral, material changes to expected project costs, the receipt of a new appraisal (typically in connection with financing or refinancing activity) or a change in our loan commitment.

(7)

Includes contiguous subordinate loans (i.e., loans for which we also hold the mortgage loan) representing loan commitments of $855.1 million, and aggregate unpaid principal balance of $737.1 million as of September 30, 2021.

Portfolio Activity and Overview

The following table summarizes changes in unpaid principal balance within our portfolio, for both our loans and for our interests in loans (i.e., loans in which we have acquired an interest in a loan for which the transferor did not account for the transaction as a sale under GAAP) (dollars in thousands):

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Loans Receivable	Interests in Loans Receivable	Total	Loans Receivable	Interests in Loans Receivable	Total
Unpaid principal balance, beginning of period	$5,719,392	$410,225	$6,129,617	$6,152,331	$338,957	$6,491,288
Initial funding of loans	745,034	—	745,034	842,154	—	842,154
Advances on loans	220,802	27,213	248,015	502,345	101,171	603,516
Loan repayments	(675,463)	(650)	(676,113)	(1,383,164)	(3,340)	(1,386,504)
Transfer to real estate owned, net	—	—	—	(103,901)	—	(103,901)
Total net fundings (repayments)	$290,373	$26,563	$316,936	$(142,566)	$97,831	$(44,735)
Unpaid principal balance, end of period	$6,009,765	$436,788	$6,446,553	$6,009,765	$436,788	$6,446,553

The following table details our loan investments individually based on unpaid principal balances as of September 30, 2021 (in thousands):

													Weighted Average(3)
Loan Number(1)	Loan type	Origination Date	Loan Commitment(2)	Principal Outstanding	Carrying Value	Initial Maturity	Fully Extended Maturity(7)	LTV	Property Type	Construction	Location	Risk Rating	Stated Rate(4)	All-in Yield
1	Senior	11/1/2019	390,000	390,000	388,196	11/1/2024	11/1/2026	74.3%	Multifamily	-	NY	3	L + 2.75%	4.35%
2	Senior	10/18/2019	330,000	290,124	288,804	10/18/2022	10/18/2024	73.3%	Condo	Y	CA	3	L + 4.95%	7.69%
3	Senior	7/12/2018	290,000	290,000	290,503	8/1/2022	8/1/2023	52.9%	Hospitality	-	NY	4	L + 5.35%	7.57%
4	Senior	8/20/2018	370,228	286,365	284,883	8/20/2022	8/20/2024	64.2%	Mixed-use	Y	VA	2	L + 4.80%	6.84%
5	Senior	6/29/2018	306,800	248,311	248,473	2/9/2022	8/9/2023	55.0%	Mixed-use	Y	NY	2	L + 4.25%	5.64%
6(5)	Subordinate	8/22/2019	245,000	237,866	238,479	11/9/2021	9/9/2024	68.0%	Office	-	IL	2	L + 8.59%	11.09%
7	Senior	12/27/2018	210,000	207,548	207,325	2/1/2022	2/1/2025	75.0%	Mixed-use	-	NY	4	L + 2.70%	3.02%
8	Senior	8/14/2019	193,129	193,129	193,291	8/15/2022	8/15/2022	67.8%	Hospitality	-	NY	3	L + 3.95%	6.86%
9(5)	Senior	7/26/2018	205,049	188,477	188,477	7/9/2021	7/9/2022	39.4%	Mixed-use	Y	CA	2	L + 4.87%	5.46%
10	Senior	7/26/2021	225,000	188,457	186,330	7/26/2024	7/26/2026	59.1%	Hospitality	-	GA	3	L + 4.80%	5.32%
11(9)	Senior	3/9/2018	186,500	170,877	170,432	12/31/2022	12/31/2022	96.2%	Condo	Y	NY	4	L + 7.91%	9.08%
12	Senior	9/30/2019	167,500	155,208	154,888	9/9/2022	9/9/2024	56.3%	Office	-	NY	3	L + 3.48%	5.40%
13	Senior	2/28/2019	150,000	150,000	150,000	2/28/2022	2/28/2024	72.2%	Office	-	CT	3	L + 3.50%	5.28%
14	Senior	1/9/2018	148,500	148,500	148,372	1/9/2022	1/9/2024	63.8%	Hospitality	-	VA	3	L + 4.25%	5.52%
15(6)	Senior	9/7/2018	133,600	133,600	133,600	10/7/2021	9/7/2023	78.3%	Land	-	NY	3	L + 5.85%	8.10%
16	Senior	8/8/2019	154,999	133,590	132,645	8/8/2024	8/8/2026	55.8%	Multifamily	-	CA	3	L + 2.95%	5.46%
17	Senior	11/27/2019	131,000	131,000	130,466	11/27/2022	11/27/2024	77.7%	Multifamily	-	FL	1	L + 2.85%	5.18%
18	Senior	9/27/2019	258,400	129,411	127,446	9/26/2023	9/26/2026	68.0%	Office	-	GA	3	L + 3.60%	5.85%
19	Senior	9/20/2019	225,000	126,006	124,036	12/31/2024	12/31/2025	63.1%	Condo	Y	FL	3	L + 6.11%	8.15%
20	Senior	12/18/2019	127,500	125,590	124,884	6/18/2023	6/18/2025	76.7%	Multifamily	-	FL	2	L + 3.40%	3.94%
21	Senior	10/4/2019	263,000	124,240	123,641	10/1/2023	10/1/2025	72.6%	Mixed-use	Y	DC	3	L + 3.15%	4.96%
22	Senior	9/24/2021	127,535	121,172	120,030	9/24/2025	9/24/2027	65.0%	Hospitality	-	TX	3	L + 4.05%	4.37%
23	Senior	4/29/2019	120,000	116,638	116,456	4/29/2022	4/29/2024	61.5%	Mixed-use	-	NY	3	L + 3.20%	4.98%
24(8)	Senior	9/21/2018	116,020	116,020	116,211	10/1/2020	10/1/2021	40.9%	Land	-	NY	4	L + 5.25%	8.02%
25	Senior	7/20/2021	113,500	113,500	112,709	7/19/2024	7/20/2026	76.2%	Multifamily	-	IL	3	L + 3.60%	4.12%
26	Senior	2/13/2020	124,810	110,517	109,835	2/13/2024	2/13/2025	67.8%	Office	-	CA	3	L + 2.75%	4.31%
27	Senior	6/8/2018	104,250	104,250	105,342	1/15/2022	1/15/2022	78.6%	Land	-	NY	4	L + 7.63%	10.44%
28	Senior	10/11/2017	97,500	97,500	97,359	10/31/2022	10/31/2023	79.7%	Hospitality	-	CA	3	L + 4.95%	6.00%
29(8)	Senior	5/5/2017	95,000	95,000	95,000	5/31/2021	11/30/2022	76.6%	Office	-	DC	5	L + 3.65%	4.60%
30	Senior	8/2/2021	100,000	93,911	93,159	8/2/2025	8/2/2026	68.5%	Office	-	CA	3	L + 3.75%	4.14%
31	Senior	9/2/2021	166,812	93,139	90,663	9/2/2024	9/2/2026	67.8%	Other	Y	GA	3	L + 4.10%	4.85%
32	Senior	3/31/2020	87,750	87,750	87,750	2/9/2023	2/9/2025	50.2%	Office	-	TX	3	L + 2.75%	4.32%
33	Senior	7/10/2018	81,380	81,380	77,530	12/10/2023	7/10/2025	91.7%	Hospitality	-	CA	4	L + 3.85%	5.88%
34(5)	Senior	7/12/2018	81,000	81,000	81,043	8/1/2022	8/1/2023	49.1%	Hospitality	-	DC	3	L + 5.35%	7.54%
35(6)	Senior	11/13/2018	77,500	77,500	77,500	10/22/2021	10/22/2022	79.5%	Office	-	NY	4	L + 3.25%	5.31%
36	Senior	4/5/2019	75,500	75,500	75,406	4/5/2022	4/5/2024	49.0%	Mixed-use	-	NY	3	L + 4.65%	6.99%
37(8)	Subordinate	3/29/2018	74,562	74,562	75,052	1/26/2021	1/26/2021	53.1%	Land	-	NY	4	L + 9.78%	11.26%

													Weighted Average(3)
Loan Number(1)	Loan type	Origination Date	Loan Commitment(2)	Principal Outstanding	Carrying Value	Initial Maturity	Fully Extended Maturity(7)	LTV	Property Type	Construction	Location	Risk Rating	Stated Rate(4)	All-in Yield
38	Senior	12/14/2018	74,100	73,986	73,791	12/14/2022	12/14/2023	68.5%	Multifamily	-	DC	2	L + 3.00%	5.31%
39	Senior	7/2/2021	87,500	72,574	71,825	7/2/2023	7/2/2024	74.4%	Land	-	FL	3	L + 7.31%	8.31%
40	Subordinate	9/10/2019	85,682	70,239	70,069	3/10/2022	3/10/2024	60.3%	Condo	-	NY	3	L + 9.25%	11.48%
41	Senior	12/19/2019	70,000	70,000	69,919	6/19/2023	6/19/2024	74.4%	Multifamily	-	PA	2	L + 3.00%	4.66%
42	Senior	8/26/2021	84,810	67,710	66,882	8/27/2024	8/27/2026	69.0%	Office	-	GA	3	L + 3.50%	4.08%
43(8)	Senior	8/2/2019	67,000	67,000	67,000	10/30/2021	1/30/2022	42.4%	Land	-	NY	3	L + 7.75%	10.67%
44	Senior	8/29/2018	60,000	60,000	60,000	8/31/2023	8/31/2023	50.8%	Hospitality	-	NY	3	L + 3.85%	4.05%
45	Senior	6/3/2021	79,600	46,700	45,952	6/3/2024	6/3/2026	68.3%	Other	-	MI	3	L + 3.70%	4.28%
46	Senior	6/13/2018	35,721	35,721	35,687	6/13/2022	6/13/2023	49.6%	Multifamily	-	PA	1	L + 3.00%	4.19%
47	Senior	3/22/2021	110,135	35,013	34,065	3/22/2025	3/22/2026	65.0%	Other	Y	MA	3	L + 4.50%	5.56%
48	Subordinate	12/21/2018	31,300	31,300	31,456	12/21/2021	12/21/2021	50.6%	Land	-	NY	3	L + 9.01%	11.98%
49	Senior	4/18/2019	30,000	30,000	29,913	5/1/2022	5/1/2023	71.4%	Office	-	MA	3	L + 5.50%	8.21%
50	Senior	4/1/2020	141,084	28,904	27,550	4/1/2024	4/1/2026	65.0%	Office	Y	TN	3	L + 4.35%	6.10%
51	Senior	8/7/2017	28,500	28,500	28,663	8/7/2022	8/7/2022	43.3%	Condo	-	NY	2	L + 4.90%	6.33%
52(6)	Senior	1/15/2020	25,500	25,500	25,755	11/9/2021	5/9/2022	64.3%	Office	-	IL	3	L + 7.24%	9.84%
53(5)	Senior	10/20/2016	17,719	17,719	17,807	10/20/2021	10/20/2021	61.3%	Mixed-use	-	MA	1	L + 5.00%	5.86%
54	Senior	4/29/2021	17,500	17,500	17,440	4/29/2022	4/29/2023	75.8%	Land	-	PA	3	L + 8.00%	10.54%
Total/Weighted Average floating rate loans			7,400,475	6,366,004	6,339,990			66.0%					L + 4.61%	6.30%

55	Senior	8/2/2019	43,939	43,939	44,073	2/2/2022	2/2/2024	79.6%	Condo	-	NY	3	10.00%	10.49%
56	Subordinate	1/24/2020	22,100	20,683	20,519	7/24/2023	7/24/2025	80.0%	Multifamily	Y	PA	3	11.75%	12.10%
57(8)	Senior	7/1/2019	15,000	15,000	15,000	12/30/2020	12/30/2020	n/a	Other	-	n/a	5	15.00%	15.00%
58	Subordinate	8/2/2018	927	927	927	8/2/2022	8/2/2023	75.8%	Other	-	NY	1	7.15%	7.41%
Total/Weighted Average fixed rate loans			81,966	80,549	80,519			79.7%					11.35%	11.71%
CECL Allowance					(59,442)
Grand Total			7,482,441	6,446,553	6,361,067			66.1%						6.37%

(1)

Certain investments include multiple loans for which we made commitments to the same borrower or affiliated borrowers on the same date. The loan portfolio table excludes our real estate owned investment.

(2)	Loan commitment represents initial loan commitments, as adjusted by commitment reductions, less loan repayments and transfers which qualified for sale accounting under GAAP.
(3)	Weighted averages are based on unpaid principal balance.
(4)

As of September 30, 2021, all of our floating rate loans were indexed to one-month LIBOR, which was 0.08%. All-in yield represents the weighted average annualized yield to initial maturity of each loan within our portfolio, inclusive of coupon, origination fees and exit fees, based on the applicable floating benchmark rate (if applicable), including LIBOR floors (if applicable), as of September 30, 2021.

(5)	Subsequent to September 30, 2021, this loan was repaid in full.
(6)	Subsequent to September 30, 2021, this loan’s maturity date was extended.
(7)	Fully extended maturity assumes all extension options are exercised by the borrower upon satisfaction of the applicable conditions.
(8)	The Company is actively pursuing resolutions to these loans.
(9)

Includes a fixed-rate loan with an unpaid principal balance of $27.2 million and a loan commitment of $39.7 million, which shares the same collateral as floating rate loans with an outstanding principal balance of $143.7 million and a loan commitment of $146.8 million at September 30, 2021.

Real Estate Owned, Net

On February 6, 2018, we originated an $85.0 million mezzanine loan secured by a portfolio of seven limited service hotel properties located in New York, New York, which was subordinate to a $300.0 million securitized senior mortgage. Following the onset of the COVID-19 pandemic, the hotels were forced to close, causing the borrower to experience financial difficulty which resulted in the borrower not paying debt service on our loan. Beginning in June 2020, we began funding debt service on the $300.0 million securitized senior mortgage as protective advances on our loan, which payments totaled $18.9 million through February 2021. On February 8, 2021, we foreclosed on the portfolio of hotel properties through a Uniform Commercial Code foreclosure. Prior to February 8, 2021, the hotel portfolio represented the collateral for the $103.9 million mezzanine loan that we held, which was in default as a result of the borrower failing to pay debt service. The hotel portfolio appears as real estate owned, net on our balance sheet and, as of September 30, 2021, was encumbered by a $290.0 million securitized senior mortgage, which is included as a liability on our balance sheet.

The following table presents additional detail related to the individual components of our real estate owned investment, net as of September 30, 2021 (dollars in thousands):

September 30, 2021
Land	$123,100
Building	284,400
Furniture, fixtures and equipment	6,500
Real estate assets	414,000
Less: accumulated depreciation	(5,173)
Real estate owned, net	$408,827

The following table presents additional detail related to the operating performance of our real estate owned investment for the three months ended September 30, 2021 and for the period from February 8, 2021 through September 30, 2021 (dollars in thousands):

	Three Months Ended September 30, 2021	Period from February 8, 2021 through September 30, 2021
Operating revenues	$8,550	$15,620
Operating expenses	(7,948)	(16,739)
Depreciation	(1,940)	(5,173)
Net operating loss from real estate owned	$(1,338)	$(6,292)

During the three months ended September 30, 2021 and for the period from February 8, 2021 through September 30, 2021, the Company recognized $2.6 million and $13.0 million of interest expense, excluding amortization of financing costs, related to its debt on real estate owned, net. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Loan Portfolio Financing—Debt Related to Real Estate Owned” for further discussion.

Asset Management

Our Manager proactively manages the loans in our portfolio from closing to final repayment and our Sponsor has dedicated asset management employees to perform asset management services. Following the closing of an investment, the asset management team rigorously monitors the loan, with an emphasis on ongoing financial, legal, market condition and quantitative analyses. Through the final repayment of a loan, the asset management team maintains regular contact with borrowers, servicers and local market experts monitoring performance of the collateral, anticipating borrower, property and market issues, and enforcing our rights and remedies when appropriate.

Due to the impact of COVID-19, some of our borrowers have experienced delays in the execution of their business plans. As a result, we have worked with borrowers to execute loan modifications which typically include additional equity contributions from borrowers, repurposing of reserves, temporary deferrals of interest or principal, and partial deferral of coupon interest as payment-in-kind interest. While we have completed a number of loan modifications to date, we also may continue to make additional modifications depending on the duration of the COVID-19 pandemic and its impact on our borrowers’ business plans and our borrowers’ financial condition, liquidity and results of operations.

Current Expected Credit Losses and Loan Risk Ratings

On January 1, 2021, we adopted ASU 2016-13, which implemented the CECL accounting model. Following adoption, we recorded a $78.3 million cumulative effect adjustment to retained earnings.

The following table illustrates the quarterly changes in allowance for loan losses for nine months ended September 30, 2021 (dollars in thousands):

	Specific CECL Allowance (1)	Loans receivable held-for-investment	Interests in loans receivable held-for-investment	Accrued interest receivable	Unfunded loan commitments (2)	Total
Total allowance for loan losses, December 31, 2020	$6,000	$-	$-	$-	$-	$6,000
Initial CECL allowance, January 1, 2021	-	64,274	406	357	13,214	78,251
Increase (reversal) in allowance	-	1,547	(141)	(14)	(1,577)	(185)
Total allowance for loan losses, March 31, 2021	$6,000	$65,821	$265	$343	$11,637	$84,066
Increase (reversal) in allowance	500	(3,954)	270	(33)	(4,705)	(7,922)
Total allowance for loan losses, June 30, 2021	$6,500	$61,867	$535	$310	$6,932	$76,144
Increase (reversal) in allowance	2,000	(11,154)	(306)	(64)	218	(9,306)
Total allowance for loan losses, September 30, 2021	$8,500	$50,713	$229	$246	$7,150	$66,838
Percent of Unpaid Principal Balance at September 30, 2021						1.0%

(1)

As of December 31, 2020, amounts represent specific loan loss provisions recorded on assets before the adoption of ASU 2016-13.  After the adoption of ASU 2016-13 on January 1, 2021, amounts represent Specific CECL allowance.

(2)	The CECL allowance for unfunded commitments is included in accounts payable and accrued expenses on our consolidated balance sheets.

Prior to the adoption of ASU 2016-13, the Company had recorded a $6.0 million provision for loan losses against a loan to the personal estate of a former borrower, which had an outstanding principal balance and a carrying value of $15.0 million. The loan is on non-accrual status and is in maturity default. The amount of the loan loss provision is based on the difference between the net present value of the projected cash flows of the loan and its carrying value.

At September 30, 2021, we determined that the recovery of a senior loan with an outstanding principal balance of $95.0 million, and a maturity date of May 31, 2021 was collateral-dependent. Accordingly, this loan was assessed individually, and we have elected to apply a practical expedient in accordance with ASU 2016-13. We recorded an allowance for credit loss of $2.5 million on this loan based on our estimate of fair value of the loan’s underlying collateral and a guaranty from the borrower.

Our Manager reviews our entire loan portfolio at least quarterly, undertakes an assessment of the performance of each loan, and assigns it a risk rating between “1” and “5,” from least risk to greatest risk, respectively.

The following table provides a breakdown of our loan portfolio as of September 30, 2021 based on our internal risk ratings (dollars in thousands):

September 30, 2021
Risk Rating	Number of Loans	Principal Balance	Carrying Value
1	4	$185,367	$184,887
2	11	1,259,095	1,257,569
3	66	3,769,954	3,748,158
4	14	1,122,137	1,119,895
5	2	110,000	110,000
	97	$6,446,553	$6,420,509
Allowance for loan losses			(59,442)
			$6,361,067

As of September 30, 2021 the average risk rating of our portfolio was 3.0 based on outstanding principal balance. At September 30, 2021, loans with an aggregate outstanding principal balance of $1.1 billion, or 17.4% of the total portfolio, were rated as category

“4”. Of the loans rated as category “4”, 33.1% relate to loans secured by hospitality assets. The Company had two loans, or 1.7% of the total portfolio, rated as category “5”.

Portfolio Financing

Our portfolio financing arrangements include repurchase facilities, asset-specific financing structures, mortgages on real estate owned and Secured Term Loan borrowings.

The following table summarizes our loan portfolio financing (dollars in thousands):

	September 30, 2021
	Capacity	Unpaid Principal Balance(1)	Allocated Undrawn Capacity(2)	Unallocated Undrawn Capacity(3)	Weighted Average Coupon(4)
Repurchase agreements	$4,336,171	$3,094,832	$392,342	$848,997	L + 2.29%
Loan participations sold	592,370	525,447	66,923	—	L + 4.50%
Notes payable	48,000	48,000	—	—	L + 4.00%
Secured Term Loan	762,717	762,717	—	—	L + 5.00%
Debt related to real estate owned	290,000	290,000	—	—	L + 2.78%
Total / weighted average	$6,029,258	$4,720,996	$459,265	$848,997	L + 3.02%

(1)

Excludes unamortized deferred financing costs relating to loan participations sold of $0.9 million as of September 30, 2021. Excludes unamortized deferred financing costs relating to notes payable of $0.1 million as of September 30, 2021. Excludes unamortized deferred financing costs relating to our Secured Term Loan of $19.9 million as of September 30, 2021. Excludes unamortized deferred financing costs relating to our debt related to real estate owned of $0.2 million as of September 30, 2021.

(2)

Allocated undrawn capacity represents undrawn amounts designated for future identified assets. The drawing of such amounts typically remains subject to the satisfaction of conditions set forth in the relevant financing agreements.

(3)

Unallocated undrawn capacity represents undrawn amounts that have not yet been designated for identified assets. The drawing of such amounts typically remains subject to lender approval of an identified asset in its sole discretion.

(4)	Weighted average coupon based on unpaid principal balance. One-month LIBOR as of September 30, 2021 was 0.08%. Fixed rate loans are presented as a spread over the relevant floating benchmark rates.

Repurchase Agreements

We finance certain of our loans using secured revolving repurchase facilities. As of September 30, 2021, aggregate borrowings outstanding under our secured revolving repurchase facilities totaled $3.1 billion, with a weighted average coupon of one-month LIBOR plus 2.29% per annum. All weighted averages are based on unpaid principal balance. As of September 30, 2021, outstanding borrowings under these facilities had a weighted average term to fully extended maturity (assuming we exercise all extension options and our counterparty agrees to such extension options) of 3.3 years.

Each of the secured revolving repurchase facilities involves “margin maintenance” provisions, which are designed to allow the repurchase lender to maintain a certain margin of credit enhancement against the loan assets which serve as collateral. The lender’s margin amount is typically based on a percentage of the market value of the loan asset and/or mortgaged property collateral. However, certain of our repurchase facilities permit valuation adjustments solely as a result of collateral-specific credit events, while other repurchase facilities contain provisions also allowing our lenders to make margin calls or require additional collateral upon the occurrence of adverse changes in the markets or interest rate or spread fluctuations, subject to minimum thresholds, among other factors. Since inception through September 30, 2021, we have not received any margin calls under any of our repurchase facilities.

The following table details our secured revolving repurchase facilities as of September 30, 2021 (dollars in thousands):

Lender	Capacity(1)	Facility Unpaid Principal Balance	Allocated Undrawn Capacity(2)	Unallocated Undrawn Capacity(3)	Collateral Unpaid Principal Balance(4)	Initial Maturity	Fully Extended Maturity(5)	Weighted Average Coupon(6)
JP Morgan Chase Bank, N.A.	$1,250,000	$994,208	$74,648	$181,144	$1,598,897	6/29/2025	6/29/2027	L + 2.22%
Morgan Stanley Bank, N.A.(9)	1,000,000	859,695	89,004	51,301	1,469,857	1/26/2022	1/26/2024	L + 2.08%
Goldman Sachs Bank USA(7)	750,000	585,027	134,791	30,182	689,497	5/31/2022	5/31/2023	L + 2.23%
Barclays Bank PLC	500,000	201,384	26,679	271,937	283,591	12/20/2021	12/20/2022	L + 1.63%
Wells Fargo Bank, N.A.	300,000	50,783	12,825	236,392	67,710	9/29/2023	9/29/2026	L + 1.50%
JP Morgan Chase Bank, N.A. - Sidecar(8)	271,171	197,717	836	72,618	422,973	5/27/2023	5/27/2024	L + 4.50%
Deutsche Bank AG, New York Branch	265,000	206,018	53,559	5,423	317,868	6/26/2022	6/26/2023	L + 2.35%
Total / weighted average	$4,336,171	$3,094,832	$392,342	$848,997	$4,850,393			L + 2.29%

(1)	Capacity represents the largest amount of borrowings available under a given facility once sufficient collateral assets have been approved by the lender and pledged by us.
(2)

Allocated undrawn capacity represents undrawn amounts designated for identified assets. The drawing of such amounts typically remains subject to the satisfaction of conditions set forth in the relevant financing agreement.

(3)

Unallocated undrawn capacity represents undrawn amounts that have not yet been designated for identified assets. The drawing of such amounts typically remains subject to lender approval of an identified asset in its sole discretion.

(4)	Represents the unpaid principal balance of the collateral assets approved by the lender and pledged by us.
(5)	Our ability to extend our secured revolving repurchase facilities to the dates shown above is subject to satisfaction of certain conditions.
(6)	One-month LIBOR as of September 30, 2021 was 0.08%.
(7)	This financing has a LIBOR floor of 0.35% with respect to transactions where the initial financing was before May 27, 2021.
(8)	This financing has a LIBOR floor of 0.25%.
(9)

One asset on this financing has a LIBOR floor of 1.00% and one asset on this financing has LIBOR floor of 0.25%. Subsequent to September 30, 2021, the initial maturity of this financing was extended until January 26, 2023.

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Loan Portfolio Financing—Repurchase Agreements” in our prospectus comprising a part of our Registration Statement on Form S-11 (File No. 333-260140) (the "Prospectus"), which is accessible on the SEC’s website at www.sec.gov, for further discussion on our repurchase agreements.

Loan Participations Sold

We finance certain investments via the sale of a participation in the loans we own, however we present the loan participation sold as a liability on our consolidated balance sheet because such arrangement does not qualify as a sale under GAAP. In instances where we have multiple loan participations with the same lender, the financings are generally not cross-collateralized. Each of our loan participations sold is generally term-matched to its corresponding loan collateral. As of September 30, 2021, we had five loans financed with separate participations sold to three counterparties.

The following table outlines our loan participations sold as of September 30, 2021 (dollars in thousands):

	Contractual Maturity Date	Maximum Extension Date	Stated Rate (1)	Financing Costs	Interest Rate	Par Value	Carrying Value	Carrying Value of Collateral
	Variable:
(2)	8/1/2022	8/1/2023	L + 3.10%	$3,531	4.95%	$189,750	$189,345	$371,546
(3)	8/20/2022	8/20/2024	L + 3.50%	1,634	5.25%	218,609	218,275	284,883
(4)	11/9/2021	9/9/2024	L + 5.60%	418	7.60%	49,535	49,662	121,673
(4)	11/9/2021	9/9/2024	L + 11.70%	401	13.70%	47,553	47,676	116,806
			L + 4.33%	5,984	6.16%	505,447	504,958	894,908
	Fixed:
	12/31/2024	12/31/2025	9.00%	475	9.00%	20,000	19,560	124,036
	Total/Weighted Average			$6,459	6.27%	$525,447	$524,518	$1,018,944

(1)	All of these floating rate loans and related liabilities are indexed to one-month LIBOR. One-month LIBOR as of September 30, 2021 was 0.08%.
(2)	This financing has a LIBOR floor of 1.85%.
(3)	This financing has a LIBOR floor of 1.75%.
(4)	This financing has a LIBOR floor of 2.00%. This financing was repaid in full on December 9, 2021.

Notes Payable

We finance certain investments on a match-term, non-recourse basis with such financings collateralized by our loans, which we refer to as notes payable. Each of our notes payable is generally term-matched to its corresponding loan collateral. As of September 30, 2021, one of our loans was financed with notes payable.

At September 30, 2021, we have one note payable with a par value of $48.0 million and a carrying value of $47.9 million collateralized by an investment with a carrying value of $117.3 million, inclusive of a cash reserve of $1.1 million.  The note accrues interest at LIBOR plus 4.00%, subject to a LIBOR floor of 2.43%, and matures on January 4, 2022.  We have incurred $1.0 million in financing costs related to this note.

Secured Term Loan

On August 9, 2019, we entered into our Secured Term Loan. Our Secured Term Loan is collateralized by a pledge of equity in certain subsidiaries and their related assets, as well as a first priority security interest in selected assets. On December 1, 2020, our Secured Term Loan was modified to increase the aggregate principal amount by $325.0 million, increase the interest rate, and increase the quarterly amortization payment. Our Secured Term Loan is presented net of any original issue discount and transaction expenses which are deferred and recognized as a component of interest expense over the life of the loan using the effective interest method.

As of September 30, 2021, our Secured Term Loan has a par value of $762.7 million and a carrying value of $742.8 million.  The Secured Term Loan accrues interest at LIBOR plus 5.00%, subject to a LIBOR floor of 1.00%, and matures on August 9, 2026.  We have incurred $25.8 million in financing costs related to the Secured Term Loan. Subsequent to September 30, 2021, we entered into a refinancing of our Secured Term Loan which reduced the interest rate to the greater of (i) 1-month SOFR plus a 0.10% credit spread adjustment and (ii) 0.50%, plus a credit spread of 4.50%.

Our Secured Term Loan includes various customary affirmative and negative covenants, including, but not limited to, reporting requirements and certain operational restrictions, including restrictions on dividends, distributions or other payments from our subsidiaries. As of September 30, 2021, we were in compliance with our Secured Term Loan financial covenants.

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Loan Portfolio Financing—Secured Term Loan” in our Prospectus, which is accessible on the SEC’s website at www.sec.gov, for further discussion.

Debt Related to Real Estate Owned

On February 8, 2021 we assumed a $300.0 million securitized senior mortgage in connection with a Uniform Commercial Code foreclosure on a portfolio of seven limited service hotels located in New York, New York. In June 2021, the Company modified the securitized senior mortgage, which resulted in an extension of the contractual maturity date to February 9, 2024, a principal repayment of $10.0 million, and the payment of $7.6 million of fees and modification costs, among other items. The securitized senior mortgage is non-recourse to us. Our debt related to real estate owned as of September 30, 2021 has an outstanding principal balance of $290.0 million, a carrying value of $289.8 million and a stated rate of L+2.78%, subject to a LIBOR floor of 0.75%. We have incurred $0.2 million in financing costs related to this debt.

For the period from February 8, 2021 through September 30, 2021, the Company recognized $13.0 million of interest expense related to its debt on real estate owned, net, $6.3 million of which was in connection with the modification of the securitized senior mortgage.

Non-Consolidated Senior Interests Sold and Non-Consolidated Senior Interests Held by Third Parties

In certain instances, we use structural leverage through the non-recourse syndication of a match-term senior loan interest to a third party which qualifies for sale accounting under GAAP, or through the acquisition of a subordinate loan for which a non-recourse senior interest is retained by a third party. In such instances, the senior loan is not included on our balance sheet.

The following table summarizes our non-consolidated senior interests and related retained subordinate interests as of September 30, 2021 (dollars in thousands):

Non-Consolidated Senior Interests	Loan Count	Loan Commitment	Unpaid Principal Balance	Carrying Value	Coupon(1)	Term to Initial Maturity (in years)(2)	Term to Fully Extended Maturity (in years)(2)(3)
Floating rate non-consolidated senior loans	5	$906,739	$888,949	N/A	L + 3.88%	0.2	2.4
Retained floating rate subordinate loans	7	484,495	429,967	431,216	L + 8.95%	0.2	2.1

Fixed rate non-consolidated senior loans	2	$91,960	$70,815	N/A	3.06%	1.4	3.0
Retained fixed rate subordinate loans	2	23,027	21,610	21,446	11.55%	1.8	3.7
(1)	Non-consolidated senior interests are indexed to one-month LIBOR, which was 0.08% at September 30, 2021. Weighted average is based on unpaid principal balance.
(2)	Weighted average is based on unpaid principal balance.
(3)

Term to fully extended maturity is determined based on the maximum maturity of each of the corresponding loans, assuming all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.

As of September 30, 2021, we were in compliance with all financial covenants under our portfolio financings.

Floating and Fixed Rate Portfolio

Our business model seeks to minimize our exposure to changing interest rates by originating floating rate loans and as much as possible, match-funding the duration of our financing of such loans and using the same benchmark indices, typically one-month LIBOR. As of September 30, 2021, 98.3% of our loans based on unpaid principal balance were floating rate, and 95.8% of our floating rate loans based on unpaid principal balance had interest rate floors tied to LIBOR, providing protection against certain decreases in prevailing interest rates, and our floating rate loans were all financed with liabilities that require interest payments based on floating rates also determined by reference to one-month LIBOR plus a spread, which resulted in approximately $1.6 billion of net floating rate exposure.

The following table details our net floating rate exposure as of September 30, 2021 (dollars in thousands):

Net Floating Rate Exposure
Floating rate assets(1)	$6,338,830
Floating rate liabilities(1)	(4,700,996)
Net floating rate exposure	$1,637,834

(1)	Our floating rate loans and related liabilities are all indexed to one-month LIBOR. One-month LIBOR as of September 30, 2021 was 0.08%.

In addition, certain of our loans and financings have floors associated with the benchmark indices that determine the applicable rate on such loans and financings. As of September 30, 2021, 95.8% of our floating rate loans were subject to a one-month LIBOR floor, while 53.1% of our floating rate financings were subject to one-month LIBOR floors. As of September 30, 2021, all of the loans held in our portfolio which are subject to a one-month LIBOR floor had one-month LIBOR floors greater than one-month LIBOR. The weighted average one-month LIBOR floor of our floating rate loans based on September 30, 2021 unpaid principal balance was 1.4%. The weighted average one-month LIBOR floor of our financings based on September 30, 2021 unpaid principal balance was 0.5%. The LIBOR floor on all of our financings which are subject to a one-month LIBOR floor had a one-month LIBOR floor greater than one-month LIBOR of 0.08% as of September 30, 2021. Refer to “Quantitative and Qualitative Disclosures About Market Risk—LIBOR as our Reference Rate” below for additional considerations.

As of September 30, 2021, one-month LIBOR was 0.08% and our loan portfolio by one-month LIBOR floor level, including fixed rate loans for which LIBOR is not applicable, was as follows (dollars in thousands):

	Total Loan Portfolio by LIBOR Floor Levels
One-month LIBOR Floor Range	Unpaid Principal Balance	% Total	Cumulative% of Total Loan Portfolio
2.25% - 2.50%	788,093	12%	12%
2.00% - 2.24%	902,583	14%	26%
1.75% - 1.99%	1,314,438	20%	46%
1.50% - 1.74%	442,392	7%	53%
1.25% - 1.49%	818,828	13%	66%
1.00% - 1.24%	356,424	6%	72%
<1.00%	1,448,524	22%	94%
No floor	267,548	4%	98%
Total Floating Rate Loans	$6,338,830
Total Fixed Rate Loans	107,723	2%	100%
Total Loans	$6,446,553

As of September 30, 2021, we held six fixed rate loans with unpaid principal balances totaling $107.7 million and a weighted average coupon of 12.9% (based on unpaid principal balance). We do not employ interest rate derivatives (interest rate swaps, caps, collars or swaptions) to hedge our loan portfolio’s cash flow or fair value exposure to increases in interest rates, but we may do so in the future.

Results of Operations – Three Months Ended September 30, 2021 and June 30, 2021

We have elected to present results of operations by comparing to the immediately preceding period. Given the dynamic nature of our business and the sensitivity to the real estate and capital markets, we believe providing analysis of results of operations by comparing to the immediately preceding period is more meaningful to our stockholders in assessing the overall performance of our current business.

Operating Results

The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2021 and June 30, 2021 (dollars in thousands, except per share data):

	Three Months Ended
	September 30, 2021	June 30. 2021	$ Change	% Change
Revenue
Interest and related income	$103,876	$104,647	$(771)	-0.7%
Less: interest and related expense	48,070	55,356	(7,286)	-13.2%
Net interest income	55,806	49,291	6,515	13.2%
Revenue from real estate owned	8,550	6,019	2,531	42.1%
Total revenue	64,356	55,310	9,046	16.4%

Expenses
Management fees - affiliate	9,789	9,737	52	0.5%
Incentive fees - affiliate	-	-	-	0.0%
Equity compensation	(186)	1,452	(1,638)	-112.8%
General and administrative expenses	1,330	2,746	(1,416)	-51.6%
Expenses from real estate owned	9,888	9,159	729	8.0%
Total expenses	20,821	23,094	(2,273)	-9.8%

Realized loss on sale of investments	-	-	-	0.0%
Gain on foreclosure of real estate owned	-	-	-	0.0%
Other income	-	-	-	0.0%
Reversal of current expected credit loss reserve	9,306	7,922	1,384	17.5%
Income before income taxes	52,841	40,138	12,703	31.6%

Income tax benefit	-	1,846	(1,846)	-100.0%

Net income	$52,841	$41,984	$10,857	25.9%

Net (loss) income attributable to non-controlling interests	$(40)	$(41)	$1	-2.4%
Net income attributable to preferred stock	$4	$4	$-	0.0%
Net income attributable to common stock and redeemable common stock	$52,877	$42,021	$10,856	25.8%

Net income per share of common stock and redeemable common stock
Basic	$0.40	$0.31	$0.09	29.0%
Diluted	$0.40	$0.31	$0.09	29.0%
Dividend declared per share	$0.37	$0.37

Comparison of the three months ended September 30, 2021 and June 30, 2021

Revenue

Revenue increased $9.0 million during the three months ended September 30, 2021 compared to the three months ended June 30, 2021. The increase is primarily due to an increase in net interest income of $6.5 million during the three months ended September 30, 2021 compared to the three months ended June 30, 2021, which was driven by a decrease in interest expense of $7.3 million during the three months ended September 30, 2021 compared to the three months ended June 30, 2021 as $6.3 million of interest expense was incurred in connection with the modification of our debt related to real estate owned on June 2, 2021. Additionally, the increase in revenue was also driven by an increase in revenue from real estate owned of $2.5 million during the three months ended September 30, 2021 compared to the three months ended June 30, 2021 due to improved operating performance of our real estate owned driven by higher occupancy levels and average daily room rates at the hotel portfolio.

Expenses

Expenses are primarily comprised of base management fees payable to our Manager, equity compensation expense, general and administrative expenses, and expenses from real estate owned. Expenses decreased by $2.3 million, net, during the three months ended September 30, 2021, as compared to the three months ended June 30, 2021 primarily due to:

(i) a decrease in equity compensation expense of $1.6 million during the three months ended September 30, 2021, as compared to the three months ended June 30, 2021, due to a reversal of previously recognized compensation expense incurred in connection with a change in estimated vesting percentages on performance-based RSU awards during the three months ended September 30, 2021, as compared to the three months ended June 30, 2021;

(ii) a decrease in general and administrative expenses of $1.4 million during the three months ended September 30, 2021, as compared to the three months ended June 30, 2021, due primarily to general and administrative expenses incurred relating to the modification of our debt related to real estate owned of $1.1 million during the three months ended June 30, 2021, as compared to the three months ended September 30, 2021; and

(iii) offset by an increase in expenses from real estate owned of $0.7 million during the three months ended September 30, 2021, as compared to the three months ended June 30, 2021, which relates to increased operating expenses incurred in connection with increased occupancy at the hotel portfolio during the three months ended September 30, 2021, as compared to the three months ended June 30, 2021.

Reversal of current expected credit loss reserve

During the three months ended September 30, 2021, the reversal of current expected credit loss reserves was $1.4 million greater than the reversal of current expected credit loss reserves during the three months ended June 30, 2021 based upon changes in the credit profile, overall size of our loan portfolio, and improved macroeconomic factors, as of September 30, 2021 as compared to our loan portfolio as of June 30, 2021.

Income tax benefit

Income tax benefit decreased $1.8 million during the three months ended September 30, 2021, as compared to the three months ended June 30, 2021. The change in the comparative periods is primarily due to an increase in net operating losses generated by the TRS, offset by a partial valuation allowance for NOLs that are not expected to be utilized in future periods.  This resulted in no income tax benefit during the three months ended September 30, 2021.

Results of Operations – Nine Months Ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30, 2021	September 30, 2020	$ Change	% Change
Revenue
Interest and related income	$314,326	$340,786	$(26,460)	-7.8%
Less: interest and related expense	151,188	129,081	22,107	17.1%
Net interest income	163,138	211,705	(48,567)	-22.9%
Revenue from real estate owned	15,620	-	15,620	100.0%
Total revenue	178,758	211,705	(32,947)	-15.6%

Expenses
Management fees - affiliate	29,152	29,111	41	0.1%
Incentive fees - affiliate	-	7,579	(7,579)	-100.0%
Equity compensation	(376)	7,354	(7,730)	-105.1%
General and administrative expenses	5,393	4,162	1,231	29.6%
Expenses from real estate owned	21,912	-	21,912	100.0%
Total expenses	56,081	48,206	7,875	16.3%

Realized loss on sale of investments	-	(202)	202	-100.0%
Gain on foreclosure of real estate owned	1,430	-	1,430	100.0%
Other income	5,855	-	5,855	100.0%
Reversal of current expected credit loss reserve	17,413	-	17,413	100.0%
Income before income taxes	147,375	163,297	(15,922)	-9.8%

Income tax benefit	6,025	-	6,025	100.0%

Net income	$153,400	$163,297	$(9,897)	-6.1%

Net (loss) income attributable to non-controlling interests	$(118)	$4,113	$(4,231)	-102.9%
Net income attributable to preferred stock	$12	$24	$(12)	-50.0%
Net income attributable to common stock and redeemable common stock	$153,506	$159,160	$(5,654)	-3.6%

Net income per share of common stock and redeemable common stock
Basic	$1.15	$1.20	$(0.05)	-4.2%
Diluted	$1.15	$1.20	$(0.05)	-4.2%
Dividend declared per share	$1.11	1.24

Comparison of the nine months ended September 30, 2021 and September 30, 2020

Revenue

Revenue decreased $32.9 million during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The decrease is primarily due to a decrease in net interest income of $48.6 million, offset by an increase in revenue from real estate owned during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020.

The decrease in net interest income was driven by (i) a decrease in interest and related income of $26.5 million due primarily to the impact of non-accrual loans, offset in part, by interest and related income earned on newly originated loans and (ii) an increase in interest and related expense of $22.1 million during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, arising from a net increase in our secured financings, partially offset by (iii) an increase of $15.6 million of revenue from real estate owned earned in connection with our real estate owned which we acquired legal title to on February 8, 2021.

Expenses

Expenses are primarily comprised of base management fees payable to our Manager, incentive fees payable to our Manager, equity compensation expense, general and administrative expenses, and expenses from real estate owned. Expenses increased by $7.9 million, net, during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020 primarily due to increases in:

(i) Expenses from real estate owned of $21.9 million incurred during the nine months ended September 30, 2021, relating to operating expenses incurred by the portfolio of hotels on which we acquired legal title to on February 8, 2021. These expenses include depreciation expense of $5.2 million. Similar expenses were not incurred during the nine months ended September 30, 2020 as we did not own any real estate assets during such period;

(ii) General and administrative expenses increased $1.2 million during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, due to one-time general and administrative costs of $1.1 million incurred relating to the modification of our debt related to real estate owned;

Such increases were offset in part by:

(i) a decrease in Incentive fees—affiliate of $7.6 million as a result of a decrease in the amount by which Core Earnings exceeded certain performance hurdles outlined in the Management Agreement; and

(ii) a decrease in equity compensation expense of $1.2 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, due to the impact of 525,206 performance-based RSU awards being forfeited prior to vesting. Equity compensation expense incurred during the nine months ended September 30, 2020 is related to the estimated fair value of performance-based RSU awards granted in 2019 based on estimated vesting percentage over the three year vesting period ending December 31, 2021.

Subsequent to September 30, 2021 and in connection with the completion of our IPO, the performance-based RSU awards became immediately vested.

Realized loss on sale of investments

During the nine months ended September 30, 2020, we recognized a loss of $0.2 million in connection with a sale of a loan with an unpaid principal balance of $20.0 million. There were no loans sold during the nine months ended September 30, 2021.

Gain on foreclosure of real estate owned

During the nine months ended September 30, 2021, we recognized a gain of $1.4 million on the foreclosure of a portfolio of seven limited service hotel properties located in New York, New York. This gain is based upon the estimated fair value of the hotel properties of $414.0 million as determined by a third-party appraisal relative to our basis in the investment at the time of foreclosure. The fair value was determined using discount rates ranging from 8.50% to 8.75% and a terminal capitalization rate of 6.00% on projected net operating profits on the hotels.

Other income

During the nine months ended September 30, 2021, 292,731 fully-vested time-based RSU awards were forfeited prior to their delivery pursuant to the terms of the RSU award documents, resulting in us reversing previously recognized compensation expense associated with these RSU awards.

Reversal of current expected credit loss reserve

During the nine months ended September 30, 2021, the reversal of previously recognized current expected credit loss reserves was $17.4 million which is based upon changes in the credit profile and size of our loan portfolio, as well as improvements in macroeconomic conditions. We had not adopted ASU 2016-13 during the prior period, and thus did not recognize a reversal or expense relating to our current expected credit losses during the nine months ended September 30, 2020.

Income tax benefit

Income tax benefit increased by $6.0 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.  The change in the comparative period is primarily related to the recognition of a deferred tax asset for (i) the difference in the tax basis of our real estate owned investment, which is held in our TRS, compared to the GAAP basis, and (ii) net operating losses generated by the TRS offset by a partial valuation allowance for NOLs that we don’t expect to be able to utilize in future periods.

Non-controlling interest

We own a 51% interest in the JV, which we control. As a result, we consolidate the activities of the JV and account for the 49% owned by a third party as income attributable to non-controlling interests. Net income attributable to non-controlling interests decreased by $4.2 million during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 as a result of one investment being repaid in full during the nine months ended September 30, 2020 and the remaining investment held in the JV being on non-accrual.

Liquidity and Capital Resources

Capitalization

We have capitalized our business to date primarily through the issuance of shares of our common stock and borrowings under our secured financings and our Secured Term Loan. As of September 30, 2021, we had 133,433,487 shares of our common stock outstanding, including redeemable common stock, representing $2.5 billion of stockholders’ equity and we also had $4.7 billion of outstanding borrowings under our secured financings, our Secured Term Loan, and our debt related to real estate owned. As of September 30, 2021, our secured financings consisted of six secured revolving repurchase facilities for loan investments with capacity of $4.3 billion and an outstanding balance of $3.1 billion, and six asset-specific financings for loan investments with an outstanding balance of $573.4 million. As of September 30, 2021, our Secured Term Loan had an outstanding balance of $762.7 million and our debt related to real estate owned had an outstanding balance of $290.0 million.

On November 3, 2021, we completed our initial public offering of 5,524,934 shares of common stock which resulted in gross proceeds of approximately $103.0 million.

Series A Cumulative Non-Voting Preferred Stock

In January 2016, in order to satisfy the minimum 100 stockholder threshold required for us to qualify as a REIT, we issued 125 shares of 12.5% Series A Redeemable Cumulative Preferred Stock, which are non-voting, with a liquidation preference of $1,000 per share.

Debt to Equity Ratio and Total Leverage Ratio

Net Debt-to-Equity Ratio and Total Leverage Ratio are non-GAAP measures that we use to evaluate our financial leverage, which in the case of our Total Leverage Ratio, makes certain adjustments that we believe provide a more conservative measure of our financial condition.

Net Debt-to-Equity Ratio is calculated as the ratio of (i) the sum of (a) repurchase agreements, (b) loan participations sold, net, (c) notes payable, net, (d) Secured Term Loan, net, and (e) debt related to real estate owned, less cash and cash equivalents to (ii) total equity.

The following table presents our Net Debt-to-Equity Ratios and reconciles net debt to total liabilities, the most directly comparable GAAP measure as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021	December 31, 2020
Total liabilities	$4,808,962	$4,330,157
Less: accounts payable and accrued expenses	(32,740)	(2,481)
Less: interest payable	(8,673)	(10,180)
Less: other liabilities	(2,626)	(1,967)
Less: dividends payable—common stock, redeemable common stock and vested restricted stock units	(50,000)	(50,000)
Less: dividends payable—unvested restricted stock units	(3,192)	(3,480)
Less: dividends payable—preferred stock	(4)	—
Less: deposits held	(2,105)	(716)
Less: management fee payable—affiliate	(9,789)	(9,849)
Less: incentive fee payable—affiliate	—	(187)
Less: cash and cash equivalents	(235,596)	(427,512)
Net Debt	$4,464,237	$3,823,785
Total Stockholders’ Equity	$2,543,311	$2,622,386
Net Debt-to-Equity Ratio	1.8x	1.5x

Total Leverage Ratio is similar to Net Debt-to-Equity Ratio, however it includes non-consolidated senior interests sold and non-consolidated senior interests held by third parties. Non-consolidated senior interests sold and non-consolidated senior interests held by third parties, as applicable, are secured by the same collateral as our loan and are structurally senior in repayment priority relative to our loan. We believe the inclusion of non-consolidated senior interests sold and non-consolidated senior interests held by third parties provides a meaningful measure of our financial leverage.

Total Leverage Ratio is calculated as the ratio of (i) the sum of (a) repurchase agreements, (b) loan participations sold, net, (c) notes payable, net, (d) Secured Term Loan, net, (e) non-consolidated senior interests sold, (f) non-consolidated senior interests held by third parties, and (g) debt related to real estate owned, less cash and cash equivalents to (ii) total equity.

The following table presents our Total Leverage Ratios and reconciles net total leverage to total liabilities, the most directly comparable GAAP measure as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021	December 31, 2020
Total liabilities	$4,808,962	$4,330,157
Less: accounts payable and accrued expenses	(32,740)	(2,481)
Less: interest payable	(8,673)	(10,180)
Less: other liabilities	(2,626)	(1,967)
Less: dividends payable—common stock, redeemable common stock and vested restricted stock units	(50,000)	(50,000)
Less: dividends payable—unvested restricted stock units	(3,192)	(3,480)
Less: dividends payable—preferred stock	(4)	—
Less: deposits held	(2,105)	(716)
Less: management fee payable—affiliate	(9,789)	(9,849)
Less: incentive fee payable—affiliate	—	(187)
Less: cash and cash equivalents	(235,596)	(427,512)
Non-consolidated senior loans	959,764	1,594,159
Net Total Leverage	$5,424,001	$5,417,944
Total Stockholders’ Equity	$2,543,311	$2,622,386
Total Leverage Ratio	2.1x	2.1x

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents, interest income from our loans, loan repayments, available borrowings under our secured revolving repurchase facilities and identified borrowing capacity related to our notes payable and loan participations sold, borrowings under our Secured Term Loan, and proceeds from the issuance of our common stock. The following table sets forth, as of September 30, 2021 and December 31, 2020, our sources of available liquidity (dollars in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$235,596	$427,512
Secured financing arrangements (allocated undrawn capacity)(1)	459,265	592,438
Loan principal payments held by servicer(2)	145,876	9,169
Total identified sources of liquidity	$840,737	$1,029,119
Secured financing arrangements (unallocated undrawn capacity)(3)	848,997	971,821
Total sources of liquidity	$1,689,734	$2,000,940

(1)

Allocated undrawn capacity represents undrawn amounts designated for identified assets. The drawing of such amounts typically remains subject to the satisfaction of conditions set forth in the relevant financing agreement.

(2)

Represents loan principal payments held in lockboxes or by our third-party loan servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle, net of the related secured debt balance.

(3)

Unallocated undrawn capacity represents undrawn amounts that have not yet been designated for identified assets. The drawing of such amounts typically remains subject to lender approval of an identified asset in its sole discretion.

Liquidity Needs

In addition to our ongoing loan origination and acquisition activity, our primary liquidity needs include future fundings to our borrowers on our unfunded loan commitments, interest and principal payments on outstanding borrowings under our financings, operating expenses and dividend payments to our stockholders necessary to satisfy REIT dividend requirements. Additionally, our financing, repurchase and term loan agreements require us to maintain minimum levels of liquidity in order to satisfy certain financial covenants. We currently maintain, and seek to maintain, excess cash and liquidity to comply with minimum liquidity requirements under our financings, and if necessary, to reduce borrowings under our secured financings, including our repurchase agreements.

As of September 30, 2021, we had aggregate unfunded loan commitments of $1.0 billion across 52 loans receivable, and $459.3 million of committed or identified financings for those commitments. The unfunded loan commitments comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs, and their funding will vary depending on the progress of capital projects, leasing, and cash flows at the properties securing our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan commitments over the remaining maximum term of the related loans, which have a weighted-average future funding period of 3.0 years.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of September 30, 2021 were as follows (dollars in thousands):

	Payment Timing
	Total Obligations	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Unfunded loan commitments(1)	$1,035,888	$199,607	$649,713	$186,568	$—
Secured financings, term loan agreement, and debt related to real estate owned— principal(2)	4,720,996	1,862,681	1,654,458	1,203,857	-
Secured financings, term loan agreement, and debt related to real estate owned—interest(3)	385,852	133,551	163,817	88,484	-
Total	$6,142,736	$2,195,839	$2,467,988	$1,478,909	$—

(1)

The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date and the initial loan maturity date, however we may be obligated to fund these commitments earlier than such date.

(2)

The allocation of our secured financings and term loan agreement is based on the current maturity date of each individual borrowing under the respective agreement, and excludes the impact of any extension options.

(3)

Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured financing agreements and one-month LIBOR in effect as of September 30, 2021 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates will vary over time. Our floating rate loans and related liabilities are indexed to one-month LIBOR. Totals exclude non-consolidated senior interests.

In January 2020, we entered into an arrangement with a borrower whereby we may advance additional funds on an existing loan in excess of the primary mezzanine loan commitment amount, at an interest rate which exceeds the rate stated in the underlying mezzanine loan. As of September 30, 2021, we had commitments of $5.0 million resulting from such arrangement that had a contractual maturity date of July 24, 2023. No amounts were drawn under this arrangement as of September 30, 2021.

During 2018, we entered into an arrangement with a borrower whereby we may advance additional funds on existing loans in excess of the primary mortgage and mezzanine loan commitment amounts, at interest rates which exceed the rate stated in the underlying mortgage or mezzanine loan. As of September 30, 2021, we had commitments of $50.0 million resulting from such arrangement that has a contractual maturity date of August 20, 2022. No amounts have been drawn as of September 30, 2021.

We are required to pay our Manager, in cash, a base management fee and incentive fees (to the extent earned) on a quarterly basis in arrears. The tables above do not include the amounts payable to our Manager under the Management Agreement as they are not fixed and determinable.

As a REIT, we generally must distribute substantially all of our  taxable income to stockholders in the form of dividends to comply with certain of the provisions of the Code. Our REIT taxable income does not necessarily equal our net income as calculated in accordance with GAAP or our Net Distributable Earnings as described previously.

Loan Maturities

The following table summarizes the future scheduled repayments of principal based on initial maturity dates for the loan portfolio as of September 30, 2021 (dollars in thousands):

Year	Unpaid Principal Balance	Loan Commitment
2021	$1,079,544	$1,103,250
2022	3,046,762	3,278,276
2023	771,628	1,057,630
2024	1,298,523	1,705,615
2025	250,096	337,670
Total	$6,446,553	$7,482,441

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash for the nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Net cash flows provided by operating activities	$144,538	$95,839
Net cash flows used in investing activities	(302,488)	(226,939)
Net cash flows (used in) provided by financing activities	(13,192)	101,333
Net decrease in cash and cash equivalents and restricted cash	$(171,142)	$(29,767)

We experienced a net decrease in cash and cash equivalents and restricted cash of $171.1 million during the nine months ended September 30, 2021, compared to a net decrease of $29.8 million during the nine months ended September 30, 2020.

During the nine months ended September 30, 2021, we made initial fundings of $842.2 million of new loans and $603.5 million of advances on existing loans and made repayments on financings arrangements of $887.3 million. We received $1.0 billion of borrowings under our financing arrangements, and $1.1 billion from repayment of loan principal.

Income Taxes

We have elected and believe we have qualified to be taxed as a REIT for U.S. federal income tax purposes, commencing with our initial taxable year ended December 31, 2015. We generally must distribute annually at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, to maintain our REIT status. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. The Company’s real estate owned is held in a TRS. The Company’s TRS is not consolidated for U.S. federal income tax purposes and is taxed separately as a corporation. For financial reporting purposes, a provision or benefit for current and deferred taxes is established for the portion of earnings or expense recognized by the Company with respect to its TRS.

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Code, which relate to organizational structure, diversity of stock ownership and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our REIT taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of September 30, 2021 we were in compliance with all REIT requirements.

Refer to Note 12 to our consolidated financial statements for additional information about our income taxes.

Off-Balance Sheet Arrangements

As of September 30, 2021, we had no off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our Manager to make estimates, judgements and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results could differ from these estimates. For a discussion of our potential risks and uncertainties, see the information under the heading “Critical Accounting Policies” in our Prospectus. There have been no material changes to our Critical Accounting Policies disclosed in the Prospectus, which is accessible on the SEC’s website at www.sec.gov.

Refer to Note 2 to our consolidated financial statements for a description of our significant accounting policies.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13. This standard replaces the existing measurement of the allowance for credit losses that is based on our Manager’s best estimate of probable incurred credit losses inherent in our lending activities with our Manager’s best estimate of lifetime expected credit losses inherent in our relevant financial assets.

We adopted the standard on January 1, 2021 and recorded a $78.3 million cumulative effect adjustment to retained earnings which is presented in the table below (dollars in thousands):

Assets
Loans receivable held-for-investment	$64,274
Interests in loans receivable held-for-investment	406
Accrued interest receivable	357
Liabilities
Unfunded loan commitments	13,214
Total impact of ASU 2016-13 adoption on retained earnings	$78,251

Recently Issued Accounting Pronouncements Not Yet Adopted

The FASB issued ASU 2019-12, Income Taxes (Topic 815), or ASU 2019-12. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. ASU 2019-12 also improves the consistent application of, and simplifies, GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company is evaluating the impact ASU 2019-12 will have on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06 “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” or ASU 2020-06. ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. ASU 2020-06 also updates the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. We are currently evaluating the impact ASU 2020-06 will have on our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective upon issuance of ASU 2020-04 for contract modifications and hedging relationships on a prospective basis. We have not adopted any of the optional expedients or exceptions, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Recent Market Conditions

Despite federal and state government intervention, including economic stimulus measures, the COVID-19 pandemic has resulted in significant disruptions in financial markets, business shutdowns and uncertainty about how the U.S. and global economy will perform over the near- to medium-term. The duration and the severity of the COVID-19 pandemic and its impact on our borrowers and their tenants, cash flows and future results of operations could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the duration and the severity of the COVID-19 pandemic, the success of actions taken to contain or treat the COVID-19 pandemic, and reactions by consumers, companies, governmental entities and capital markets. The prolonged duration and the severity of the COVID-19 pandemic and its impact could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects and on our ability to service our debt and pay dividends to our stockholders.

Interest Rate Risk

Generally, our business model is such that rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, although to a lesser extent than rising interest rates due to interest rate floors on certain of our loans and offset in part by the impact of any interest rate floors on our secured financings. Currently, the decline in interest rates resulting from the COVID-19 pandemic has caused a majority of the LIBOR floors on our loans to become effective. It should be noted that in a rising rate environment, to the extent that these loans have been financed with secured financings that do not have LIBOR floors, our net income will likely be adversely impacted until such time as LIBOR exceeds the LIBOR floors on our loans. As of September 30, 2021, all of our floating rate loans earned interest tied to one-month LIBOR and were financed with floating rate liabilities that require interest payments on the unpaid principal balance tied to one-month LIBOR. As of September 30, 2021, 95.8% of our floating rate loans were subject to a one-month LIBOR floor, while 53.1% of our floating financings were subject to one-month LIBOR floors. The weighted average one-month LIBOR floor of our floating rate loans based on unpaid principal balance was 1.4%. As of September 30, 2021, all of the loans held in our portfolio which are subject to a one-month LIBOR floor had one-month LIBOR floors greater than one-month LIBOR. The weighted average one-month LIBOR floor of our financings based on unpaid principal balance was 0.5%. As of September 30, 2021 all of our financings which are subject to a one-month LIBOR floor had one-month LIBOR floors greater than one-month LIBOR. In addition, given that our lending programs are primarily floating rate, we typically require our borrowers to acquire interest rate caps or provide a debt service guarantee from a creditworthy guarantor to mitigate the risk of rising interest rates adversely affecting our borrowers’ ability to make debt service payments when due.

The following table illustrates the impact on our interest income and interest expense for the twelve-month period following September 30, 2021, assuming an immediate decrease in LIBOR to 0.00% or an increase of 25, 50 and 100 basis points in the applicable interest rate benchmark (based on one-month LIBOR of 0.08% as of September 30, 2021) (dollars in thousands):

Assets (Liabilities) Subject to Interest Rate Sensitivity(1)	Change in	LIBOR at 0.00%	25 Basis Points Increase	50 Basis Points Increase	100 Basis Points Increase
$6,338,830	Interest Income	$(215)	$1,973	$5,355	$13,544
(4,700,996)	Interest expense	1,769	(5,689)	(12,480)	(26,444)
$1,637,834	Net interest income	$1,554	$(3,716)	$(7,125)	$(12,900)

(1)	Excludes fixed rate loans.

LIBOR as our Reference Rate

We are actively assessing and monitoring the risks associated with the planned or potential discontinuation or unavailability of benchmarks, including LIBOR, and the transition to alternative reference rates. Our assessment includes communicating with industry working groups and trade associations to develop strategies for transitions from current benchmarks to alternative reference rates. We intend to update our operational processes and models to cohesively transition to a new alternative reference rate. In addition, we continue to analyze and evaluate our existing loan agreements and financings to determine the impact of the discontinuation of LIBOR and to address consequential changes to those legacy contracts. Certain actions required to mitigate risks associated with the unavailability of benchmarks and implementation of new methodologies and contractual mechanics are dependent on a consensus being reached by the industry or the markets in various jurisdictions around the world. As a result, there is uncertainty as to the solutions that will be developed to address the unavailability of LIBOR or other benchmarks, as well as the overall impact to our businesses, operations and results. Additionally, any transition from current benchmarks may alter our risk profile and models, and reduce the effectiveness of any in-place match-term financings for periods of time.

Credit Risk

Our loans and other investments are also subject to credit risk, including the risk of default. By its very nature, our investment strategy emphasizes prudent risk management and capital preservation by primarily originating senior loans utilizing underwriting techniques resulting in relatively conservative loan-to-value ratio levels to insulate us from loan losses absent a significant diminution in collateral value. In addition, we seek to manage credit risk through performance of extensive due diligence on our collateral, borrower and guarantors, as applicable, that evaluates, among other things, title, environmental and physical condition of collateral, comparable sales and leasing analysis of similar collateral, the quality of and alternative uses for the real estate collateral being underwritten, submarket trends, our borrower’s track record and the reasonableness of the borrower’s projections prior to originating a loan. Subsequent to loan origination, we also manage credit risk through proactive investment monitoring and, whenever possible, limiting our own leverage to partial recourse or non-recourse, match-funding financing. Notwithstanding these efforts, there can be no assurance that we will be able to avoid losses in all circumstances. The performance and value of our loans and investments depend upon the borrower’s ability to improve and operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, our Sponsor’s asset management team monitors the performance of our loan portfolio and our Sponsor’s asset management and origination teams maintain regular contact with borrowers, co-lenders and local market experts to monitor the performance of the underlying loan collateral, anticipate borrower, property and market issues and, to the extent necessary or appropriate, enforce our rights as the lender.

In addition, we are exposed to the risks generally associated with the CRE market, including variances in occupancy rates, capitalization rates, absorption rates and other macroeconomic factors beyond our control. We seek to manage these risks through our underwriting, loan structuring, financing structuring and asset management processes.

In the event that we are forced to foreclose, our broader Sponsor platform includes professionals experienced in CRE development, ownership, property management and asset management which enables us to execute the workout of a troubled loan and protect investors’ capital in a way that we believe many non-traditional lenders cannot.
Prepayment Risk

Prepayment risk is the risk that principal will be repaid prior to initial maturity, which may require us to identify new investment opportunities to deploy such capital at a similar rate of return in order to avoid an overall reduction in our net interest income. We may structure our loans with spread maintenance, minimum multiples and make-whole provisions to protect against early repayment. Typically, investments are structured with the equivalent of 12 to 24 months’ spread maintenance or a minimum level of income that an investment must return. In general, an increase in prepayment rates accelerates the accretion of deferred income, including origination fees and exit fees, which increases interest income earned on the asset during the period of repayment. Conversely, if capital that is repaid is not subsequently redeployed into investment opportunities generating a similar return, future periods may experience reduced net interest income.

Extension Risk

Loans are expected to be repaid at maturity, unless the borrower repays early or meets contractual conditions to qualify for a maturity extension. We expect that the economic and market disruptions caused by the COVID-19 pandemic may lead to a decrease in prepayment rates and an increase in the number of our borrowers who exercise extension options or seek extensions outside of their existing agreements if certain conditions to exercising such extension options have not been achieved. This could have a negative impact on our results of operations and cash flows. However, in the case of a loan maturity extension, we are often entitled to extension fees, principal paydowns and/or spread increases. Our Manager computes the projected weighted average life of our assets based on the initial and fully extended scheduled maturity dates of loans in our portfolio.

Capital Markets Risks

We are exposed to risks related to the equity capital markets and our related ability to raise capital through the issuance of our common stock or other equity or equity-related instruments. We are also exposed to risks related to the debt capital markets and our related ability to finance our business through borrowings under secured and unsecured financings, secured revolving repurchase facilities or other debt instruments or facilities. As a REIT, we are required to distribute a significant portion of our REIT taxable income annually, which constrains our ability to retain and accumulate operating earnings and therefore requires us to utilize debt or equity capital to finance the growth of our business. We seek to mitigate these risks by monitoring the debt and equity capital markets, the maturity profile of our in-place loan portfolio related to secured financings, and future loan funding requirements to inform our decisions on the amount, timing and terms of capital we raise.

Each of the secured revolving repurchase facilities involves “margin maintenance” provisions, which are designed to allow the repurchase lender to maintain a certain margin of credit enhancement against the loan assets which serve as collateral. The lender’s margin amount is typically based on a percentage of the market value of the loan asset and/or mortgaged property collateral. However, certain of our repurchase facilities permit valuation adjustments solely as a result of collateral-specific credit events, while other repurchase facilities contain provisions also allowing our lenders to make margin calls or require additional collateral upon the occurrence of adverse changes in the markets or interest rate or spread fluctuations, subject to minimum thresholds, among other factors. As of September 30, 2021 we have not received any margin calls under any of our repurchase facilities.

Counterparty Risk

The nature of our business requires us to hold cash and cash equivalents and obtain financing from various financial institutions. This exposes us to the risk that these financial institutions may not fulfill their obligations to us under these various contractual arrangements. We mitigate this exposure by depositing our cash and cash equivalents and entering into financing agreements with high credit-quality institutions.

The nature of our loans and other investments also exposes us to the risk that our loan counterparties are unable to execute their business plans, and as a result do not make required interest and principal payments on scheduled due dates, as well as the impact of our borrowers’ tenants not making scheduled rent payments when contractually due. We seek to manage this risk through a comprehensive credit analysis prior to making an investment and rigorous monitoring of our borrowers’ progress in executing their business plans as well as market conditions that may affect the underlying collateral, through our asset management process. Each loan is structured with various lender protections that are designed to prevent bad acts / fraudulent behavior by borrowers, as well as require borrowers to adhere to their stated business plans while the loan is outstanding. Such protections include, without limitation: cash management accounts, “bad boy” carveout guarantees, completion guarantees, guarantor minimum net worth and liquidity requirements, approval rights over major decisions, and performance tests throughout the loan term.

Our relationships with our repurchase agreement providers subject us to counterparty risks in the event a counterparty is unable to fund its undrawn credit capacity, particularly in the event of a counterparty’s bankruptcy. We seek to manage this risk by diversifying our financing sources across counterparties and financing types, and monitoring our counterparties’ financial condition and liquidity.

Currency Risk

To date, we have made no loans and hold no assets or liabilities denominated or payable in foreign currencies, although we may do so in the future.

We may in the future hold assets denominated or payable in foreign currencies, which would expose us to foreign currency risk. As a result, a change in foreign currency exchange rates may have a positive or an adverse impact on the valuation of our assets, as well as our income and dividends. Any such changes in foreign currency exchange rates may impact the measurement of such assets or income for the purposes of our REIT tests and may affect the amounts available for payment of dividends to our stockholders.

Although not required, if applicable, we may hedge any currency exposures in a prudent manner. However, such currency hedging strategies may not eliminate all of our currency risk due to, among other things, uncertainties in the timing and/or amount of payments received on the related investments and/or unequal, inaccurate or unavailability of hedges to perfectly offset changes in future exchange rates. Additionally, we may be required under certain circumstances to collateralize our currency hedges for the benefit of the hedge counterparty, which could adversely affect our liquidity.

Real Estate Risk

The market values of loans secured directly or indirectly by CRE assets are subject to volatility and may be adversely affected by a number of factors, including, but not limited to, the impacts of the COVID-19 pandemic discussed above, national, regional, local and foreign economic conditions (which may be adversely affected by industry slowdowns and other factors); regional or local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes and regulatory requirements. In addition, decreases in property values reduce the value of the loan collateral and the potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses. We seek to manage these risks through our underwriting, loan structuring, financing structuring and asset management processes.

Financing Risk

We finance our target assets through a variety of means, including the syndication of non-consolidated senior interests, notes payable, borrowings under our repurchase facilities, the syndication of pari passu portions of our loans, the syndication of senior participations in our originated senior loans and our Secured Term Loan. Over time, as market conditions change, we may use other forms of financing in addition to these methods of financing. Weakness or volatility in the debt capital markets, the CRE and mortgage markets, changes in regulatory requirements, and the economy generally, in particular as a result of the current COVID-19 pandemic, could adversely affect one or more of our lenders or potential lenders and could cause one or more of our lenders or potential lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing or otherwise offer unattractive terms for that financing. In addition, we may seek to finance our target assets through the issuance of our common stock or other equity or equity-related instruments, though there is no assurance that such financing will be available on a timely basis with attractive terms, or at all.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As of September 30, 2021 an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business.  As of September 30, 2021, we were not involved in any material legal proceedings.

Item 1A. Risk Factors.

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in the Prospectus. There have been no material changes to our principal risks that we believe are material to our business, results of operations, and financial condition from the risk factors disclosed in the Prospectus, which is accessible on the SEC’s website at www.sec.gov.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 5, 2021, we consummated our initial public offering in which we sold 5,524,934 shares of our common stock at an initial public offering price of $18.65 per share. The shares offered and sold in the initial public offering were registered under the Securities Act pursuant to our Registration Statement on Form S-11 (File No. 333-260140), which was declared effective by the SEC on November 2, 2021. Morgan Stanley and J.P. Morgan acted as joint lead book-running managers for the offering, and Goldman Sachs & Co. LLC, Deutsche Bank Securities, UBS Investment Bank, Wells Fargo Securities, JMP Securities and Keefe, Bruyette & Woods, A Stifel Company acted as joint book-running managers for the offering. The initial public offering generated net proceeds of approximately $91.6 million to us after deducting net underwriting discounts and commissions of approximately $6.2 million and other offering expenses of approximately $5.2 million.

We have used the net proceeds from the initial public offering to originate and acquire commercial mortgage loans and other commercial real estate related debt instruments, consistent with our investment strategy and guidelines, as described in the Prospectus, as well as for other general corporate purposes. Subsequent to the initial public offering we have made fundings in excess of $91.6 million for new originations.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description
3.1**	Articles of Amendment and Restatement of Claros Mortgage Trust, Inc.
3.2**	Amended and Restated Bylaws of Claros Mortgage Trust, Inc.
10.1**	Ninth Amendment to Master Repurchase and Securities Contract Agreement, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of September 9, 2021
10.2**

Ninth Amendment to Master Repurchase and Securities Contract Agreement and Second Amendment to Fee Letter, by and among CMTG GS Finance LLC, Claros Mortgage Trust, Inc. and Goldman Sachs Bank USA, dated as of September 2, 2021

10.3**	Second Amendment to Master Repurchase Agreement by and between Barclays Bank PLC and CMTG BB Finance LLC, dated as of August 19, 2021
10.4**	First Amendment to Master Repurchase Agreement between CMTG DB Finance LLC and Deutsche Bank AG, Cayman Islands Branch, dated as of September 3, 2021
10.5**

Omnibus Assignment, Assumption and Recognition Agreement, among Deutsche Bank AG, Cayman Islands Branch, Deutsche Bank AG, New York Branch, CMTG DB Finance LLC, CMTG DB Finance – Series I, CMTG DB Finance – Series II, Claros Mortgage Trust, Inc. and CMTG DB Finance Holdco LLC, dated as of September 3, 2021

10.6**	Master Repurchase Agreement between CMTG WF Finance LLC and Wells Fargo Bank, National Association, dated as of September 29, 2021
10.7**	Guarantee Agreement made by Claros Mortgage Trust, Inc. in favor of Wells Fargo Bank, National Association, dated as of September 29, 2021
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Claros Mortgage Trust, Inc.

Date: December 15, 2021	By:	/s/ Richard J. Mack
Richard J. Mack
Chief Executive Officer (Principal Executive Officer)

Date: December 15, 2021	By:	/s/J. Michael McGillis
J. Michael McGillis
President, Chief Financial Officer (Principal Financial and Accounting Officer)