Form 10-K
period 2021-12-31
Claros Mortgage Trust, Inc.
filed 2022-03-16
CIK 1666291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40993

Claros Mortgage Trust, Inc.

(Exact name of Registrant as specified in its Charter)

Maryland	47-4074900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Mack Real Estate Credit Strategies, L.P. 60 Columbus Circle, 20th Floor, New York, NY	10023
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 484-0050

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	CMTG	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

As of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the Registrant’s common stock was not listed on any exchange or over-the counter market. The Registrant’s common stock began trading on the New York Stock Exchange on November 3, 2021. On December 31, 2021, the last business day of the Registrant’s most recently completed fourth fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $2.1 billion based on the closing sales price of the Registrant’s common stock on such date as reported on the New York Stock Exchange. For purposes of this computation, all officers, directors and 10% beneficial owners of the Registrant’s common stock of which the Registrant is aware are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the Registrant.

The number of shares of Registrant’s Common Stock outstanding as of March 1, 2022 was 139,685,887.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A relating to the registrant’s 2022 Annual Meeting of Stockholders will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III.  The definitive proxy statement will be filed with the SEC no later than 120 days after the registrant’s fiscal year end.

EXPLANATORY NOTE

Except where the context suggests otherwise, the terms the “Company,” “we,” “us,” “our” and “CMTG” refer to Claros Mortgage Trust, Inc., a Maryland corporation, individually and together with its subsidiaries as the context may require; our “Manager” refers to Claros REIT Management LP, a Delaware limited partnership, our external manager and an affiliate of MRECS; and “MRECS” refers to Mack Real Estate Credit Strategies, L.P., the CRE lending and debt investment business affiliated with Mack Real Estate Group, LLC, which we refer to as the “Mack Real Estate Group” or “MREG.” Although MRECS and MREG are distinct legal entities, for convenience, references to our “Sponsor” in this Annual Report on Form 10-K are deemed to include reference to MRECS and MREG, individually or collectively, as appropriate for the context and unless otherwise indicated. References to “CRE” throughout this Annual Report on Form 10-K means commercial real estate.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this annual report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, we intend to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking:

•	our business and investment strategy;
•	our projected operating results;
•	the timing of cash flows, if any, from our investments;
•	the state of the U.S. and global economy generally or in specific geographic regions;
•

the duration and the severity of the COVID-19 pandemic, actions that may be taken by governmental authorities to contain the COVID-19 pandemic or to treat its impact and the adverse impacts that the COVID 19 pandemic has had, and will likely continue to have, on the global economy and on our business, financial condition, liquidity, results of operations and prospects and on our ability to service our debt and pay dividends to our stockholders, including as a result of the COVID-19 pandemic’s adverse impact on the net worth, liquidity and other ability of borrowers or any guarantors to honor their obligations to us;

•	defaults by borrowers in paying debt service on outstanding loans;
•	governmental actions and initiatives and changes to government policies;
•	the amount of commercial mortgage loans requiring refinancing;
•	our ability to obtain financing arrangements on attractive terms, or at all;
•	current and prospective financing costs and advance rates for our target assets;
•	our expected leverage;
•	general volatility of the securities markets in which we may invest;
•	the impact of a protracted decline in the liquidity of credit markets on our business;
•	the uncertainty surrounding the strength of the global economy;
•	the return on or impact of current and future investments, including our loan portfolio and real estate owned investment;
•	allocation of investment opportunities to us by our Manager and our Sponsor;
•	changes in interest rates and the market value of our investments;
•	effects of hedging instruments on our target assets;

•	rates of default or decreased recovery rates on our target assets and related impairment charges, including as it relates to our real estate owned investment;
•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;
•	changes in governmental regulations, tax law and rates, and similar matters (including interpretation thereof);
•	our ability to maintain our qualification as a real estate investment trust “REIT”;
•	our ability to maintain our exclusion from registration under the 1940 Act;
•	availability and attractiveness of investment opportunities we are able to originate in our target assets;
•	the ability of our Manager to locate suitable investments for us, monitor, service and administer our investments and execute our investment strategy;
•	availability of qualified personnel from our Sponsor and its affiliates, including our Manager;
•	estimates relating to our ability to pay dividends to our stockholders in the future;
•	our understanding of our competition;
•	impact of increased competition on projected returns; and
•	market trends in our industry, interest rates, real estate values, the debt markets generally, the CRE debt market or the general economy.

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

SUMMARY OF MATERIAL RISKS

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth under Part I, Item 1A. "Risk Factors" in this Annual Report on Form 10-K. Such risks and uncertainties include, but are not limited to, the following:

•

The COVID-19 pandemic has had an adverse effect on us and may have a material adverse effect on us in the future and any other pandemic, epidemic or outbreak of an infectious disease in the markets in which we operate may have a material adverse effect on us in the future.

•

We operate in a competitive market for the origination and acquisition of attractive investment opportunities and competition may limit our ability to originate or acquire attractive risk-adjusted investments in our target assets, which could have a material adverse effect on us.

•

Loans on properties in transition often involve a greater risk of loss than loans on stabilized properties, including the risk of cost overruns on and noncompletion of the construction or renovation of or other capital improvements to the properties underlying the loans we originate or acquire, and the risk that a borrower may fail to execute the business plan underwritten by us, potentially making it unable to refinance our loan at maturity, each of which could materially and adversely affect us.

•	Our investments are and may be concentrated in certain markets, property types and borrowers, among other factors, and will be subject to risk of default.
•	We will allocate our available capital without input from our stockholders.
•	The lack of liquidity in certain of the assets in our loan portfolio and our target assets generally may materially and adversely affect us.
•

In the event of borrower distress or a default, we may lack the liquidity necessary to protect our investment or avoid a corresponding default on any obligations we may have in connection with our own financing.

•

We may be unable to refinance debt incurred to finance our loans, thereby increasing the amount of equity capital risk we bear with respect to particular loans or preventing us from deploying our equity capital in the optimal manner.

•

As a result of our real estate owned investment, we are subject to the risks commonly associated with real estate owned holdings, including risks related to ownership of hotel properties in New York, New York which vary from the risks associated with lending.

•	Difficult conditions in the commercial mortgage and real estate market, the financial markets and the economy generally could materially and adversely affect us.
•	If our Manager overestimates the yields or incorrectly prices the risks of our investments, we may experience losses.
•	Investments in subordinated mortgage interests, mezzanine loans and other assets that are subordinated or otherwise junior in a borrower’s capital structure may expose us to greater risk of loss.
•	CRE-related investments that are secured, directly or indirectly, by CRE are subject to potential delinquency, foreclosure and loss, which could materially and adversely affect us.
•

An increase in interest rates may cause a decrease in the demand for certain of our target assets, which could adversely affect our ability to originate or acquire target assets that satisfy our investment objectives to generate income and pay dividends.

•

We have a significant amount of debt outstanding, and may incur a significant amount of additional debt in the future, which subjects us to increased risk of loss, which could materially and adversely affect us.

•

We depend or may depend on bank credit agreements and facilities, repurchase facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction- or asset- specific financing arrangements and other sources of financing to execute our business plan, and our inability to access financing on favorable terms could have a material adverse effect on us.

•	Interest rate fluctuations could increase our financing costs, which could materially and adversely affect us.
•	The planned discontinuance of LIBOR has affected and will continue to affect financial markets generally, and may adversely affect our interest income, interest expense, or both.
•

Our business strategy is focused on lending against assets primarily in major U.S. markets which have been, and in the future may continue to be, subject to protests, riots or other forms of civil unrest.

•	Our investment strategy, our investment guidelines, our target assets and our financing strategy may be changed without stockholder consent.
•

Changes in laws or regulations governing our operations or those of our competitors, or changes in the interpretation thereof, or newly enacted laws or regulations, could result in increased competition for our target assets, require changes to our business practices and collectively could adversely impact our revenues and impose additional costs on us, which could materially and adversely affect us.

•	Our future success depends on our Manager and its access to the key personnel and investment professionals of our Sponsor and its affiliates.

•

We may compete with other investment vehicles managed by our Sponsor or its affiliates, including our Manager, or have other conflicts of interest with our Sponsor or its affiliates, including our Manager, which may result in decisions that are not in the best interests of our stockholders.

•

Our Manager is responsible for the management of our business as well as the business of our 51%-owned joint venture, CMTG/TT Mortgage REIT LLC, a Delaware limited liability company (the “JV”), and an affiliate of our Manager is responsible for the management of the business of a private high yield real estate credit fund (the “High Yield Fund”), which could result in conflicts in allocating its investment opportunities, time, resources and services among us, the High Yield Fund and other vehicles or accounts managed by our Sponsor or its affiliates.

•	The structure of our Manager’s fees may not create effective incentives and may cause our Manager to make riskier investments.
•	Termination of the Management Agreement would be costly.
•

We have not established a minimum dividend payment level, and we may be unable to generate sufficient cash flows from our operations to pay dividends to our stockholders at any time in the future at a particular level, or at all, which could materially and adversely affect us.

•	Failure to maintain our qualification as a REIT would materially and adversely affect us and the market price of our common stock.
•	Complying with REIT requirements may force us to liquidate, restructure or forego otherwise attractive investments.

PART I

Item 1. Business.

Our Company

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

We were organized as a Maryland corporation on April 29, 2015 and commenced operations on August 25, 2015. We have elected and believe we have qualified to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015. We are externally managed and advised by our Manager, an investment adviser registered with the SEC pursuant to the Advisers Act. We operate our business in a manner that permits us to maintain our exclusion from registration under the Investment Company Act of 1940, as amended (the “1940 Act”).

Our principal executive offices are located at c/o Mack Real Estate Credit Strategies, L.P., 60 Columbus Circle, 20th Floor, New York, New York 10023.  Our website is www.clarosmortgage.com.  The information found on, or otherwise accessible through, our website is not incorporated by reference into, nor does it form a part of, this Annual Report on Form 10-K,

Our Manager and Our Sponsor

We are externally managed by our Manager, an affiliate of MRECS, which was founded in 2014 to focus on CRE credit investments as a core business affiliated with the broader MREG platform. Our Sponsor owns, develops, invests in and manages real estate equity, debt and securities on behalf of third‑party institutional and high net worth investors, and the members of our Sponsor’s senior management team have, on average, more than 25 years of real estate and finance experience. We leverage our Sponsor’s platform to originate, underwrite, structure and asset manage a portfolio of loan assets that align with our differentiated investment strategy. In particular, we believe that MREG’s experience and infrastructure in the areas of real estate ownership, development and property management strengthens our ability to lend on transitional CRE assets which involve a level of borrower execution risk that traditional lenders and other debt market participants without our expertise may be unable or unwilling to adequately underwrite.

In performing its duties to us, our Manager benefits from the resources, relationships, fundamental real estate underwriting and management expertise of our Sponsor’s broad group of real estate professionals. Our Manager is led by Richard Mack, Michael McGillis, Kevin Cullinan, Priyanka Garg and other members of our Sponsor’s senior management team. Pursuant to a management agreement between our Manager and us (the “Management Agreement”), our Manager is responsible for executing our loan origination, capital markets, portfolio management, asset management and monitoring activities and managing our day‑to‑day operations. To perform its role in a flexible and efficient manner, our Manager leverages professionals employed by our Sponsor whose services are made available to our Manager and, in turn, to us. We believe our Manager benefits from access to individuals with extensive experience in identifying, analyzing, acquiring, financing, hedging, managing and operating real estate investments across investment cycles, geographies, property types, investment types and strategies, including debt and equity interests, controlling and non‑controlling investments, corporate and securities investments (including CMBS) and a variety of joint ventures. We believe that this experience of our Sponsor and its affiliates enables our Manager to underwrite, originate and manage loans that facilitate the successful transition of CRE assets, with an appropriate level of execution risk and, in its judgment, relatively limited basis risk. Neither we nor our Manager employs personnel directly. In performing its duties to us, our Manager is at all times subject to the supervision, direction and management of our board of directors.

Our Investment Strategy

We seek primarily to originate, co-originate and acquire senior and subordinate loans on transitional CRE assets located in major U.S. markets and generally intend to hold our loans to maturity. Together, we refer to the following types of investments as our target assets. In addition to our primary focus on major U.S. markets, we are also seeking to originate senior and subordinate loans on transitional CRE assets located in other markets that we be believe demonstrate favorable demographic trends as a result of, among other factors, de‑urbanization, migration to states with lower tax rates, and perceived higher quality of life. We believe that our investment strategy currently provides significant opportunities for us to generate attractive risk‑adjusted returns over time for our stockholders. However, to capitalize on the investment opportunities at different points in the economic and real estate investment cycle, we may modify or expand our investment strategy without our stockholders’ consent. We believe that the flexibility of our strategy supported by our Sponsor’s significant CRE experience and its extensive resources will allow us to take advantage of changing market conditions to maximize total returns for our stockholders.

Our financing strategy and investment process are discussed in more detail in “Our Financing Strategy” and “Investment Guidelines” below.

Our Target Assets

We originate, co‑originate and acquire senior and subordinate loans on transitional CRE assets located primarily in major U.S. markets. Together, we refer to the following types of investments as our target assets:

Senior Loans: We focus primarily on originating senior loans on transitional CRE assets, including:

Mortgage Loans. Mortgage loans secured by a first priority or subordinate mortgage on transitional CRE assets. These loans are non‑amortizing, require a balloon payment of principal at maturity (and in some cases, earlier pay downs in the case of loans that provide for partial releases of collateral upon the occurrence of specified events, such as the sale of condominium units) and are typically structured to be floating rate. Some of our loan commitments include a mixture of up‑front and future funding obligations, with future fundings subject to the borrower achieving conditions precedent specified in the loan documents, such as meeting certain construction milestones and leasing thresholds.

Participations in Mortgage Loans.Participations in the mortgage loans we co‑originate or acquire, for which other participations have been or are expected to be syndicated to other investors.

Contiguous Subordinate Loans.Under certain circumstances, we may structure our investment on a property to include both a senior mortgage and a subordinate loan component, which we refer to as a contiguous subordinate loan. In these cases, we believe the subordinate loan component of the investment, when taken together with its related senior mortgage loan component, renders the entire investment most similar to our other senior loans in comparison to other loan types given its overall credit quality and risk profile.

Subordinate Loans: We also invest in mezzanine loans, which are primarily originated or co‑originated by us, and are usually secured by a pledge of equity ownership interests in the direct or indirect property owner rather than directly by the underlying commercial properties. These loans are subordinate to a mortgage loan but senior to the property owner’s equity ownership interests. These loans may be tranched into senior and junior mezzanine loans. Rights under these loans are generally governed by intercreditor agreements which typically include the right to cure defaults under senior loans. Subordinate loans may also include subordinated mortgage interests, which are mortgage loan interests that are subordinate to senior mortgage loans but senior to the property owner’s equity interests.

The allocation of our capital among our target assets will depend on prevailing market conditions at the time we invest and may change over time in response to changes in prevailing market conditions, including with respect to interest rates and general economic and credit market conditions as well as local economic conditions in markets where we are active. In addition, in the future we may invest in assets other than our target assets, in each case subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exclusion from registration under 1940 Act.

Our Portfolio

We began operations in August 2015 and, as of December 31, 2021, had a $6.6 billion diversified loan portfolio, based on unpaid principal balance, of senior and subordinate loans. We believe our current loan portfolio, comprised of loans that we view as representative of our target assets and investment philosophy, validates our ability to execute on our investment strategy, including lending to experienced and well‑capitalized sponsors against high‑quality transitional CRE assets primarily in major U.S. markets with attractive fundamental characteristics supported by macroeconomic tailwinds.

The below table summarizes our loan portfolio as of December 31, 2021 (dollars in thousands):

					Weighted Average(3)
	Number of Investments(1)	Number of Loans(1)	Loan Commitment(2)	Unpaid Principal Balance	All-In Yield(4)	Term to Fully Extended Maturity(5)	LTV(7)
Senior loans(6)	55	93	$7,426,332	$6,343,758	5.5%	3.3	67.5%
Subordinate loans	5	6	263,006	259,046	10.4%	2.7	68.2%
Total / Weighted Average	60	99	$7,689,338	$6,602,804	5.7%	3.3	67.6%

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
(4)

All-in yield represents the weighted average annualized yield to initial maturity of each loan within our loan portfolio, inclusive of coupon, origination fees, exit fees, and extension fees received, based on the applicable floating benchmark rate (if applicable), including LIBOR floors (if applicable), as of December 31, 2021.

(5)	Term to fully extended maturity is measured in years. Fully extended maturity assumes all extension options are exercised by the borrower upon satisfaction of the applicable conditions.
(6)

Includes contiguous subordinate loans (i.e., loans for which we also hold the mortgage loan) representing loan commitments of $831.7 million, and aggregate unpaid principal balance of $723.6 million as of December 31, 2021.

(7)

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

In February 2021, we foreclosed on a portfolio of seven limited-service hotel properties located in New York, New York that secured a mezzanine loan with an unpaid principal balance of $103.9 million as of February 8, 2021 that we originated in February 2018. Neither the prior mezzanine loan nor the portfolio of hotel properties is included in the table above. Our real estate owned investment at the time of foreclosure was encumbered by a securitized senior mortgage, which we assumed on February 8, 2021 with a principal balance of $300.0 million. On June 2, 2021, the terms of the securitized senior mortgage were modified, which included the repayment of $10.0 million of principal and extension of its maturity date by an additional three years to February 9, 2024, among other items. At December 31, 2021, the outstanding balance of our debt related to real estate owned was $290.0 million.

The following charts illustrate the diversification of our loan portfolio based on location and underlying property type, excluding our real estate owned investment, as of December 31, 2021, based on unpaid principal balance:

For additional information about our loan portfolio, refer to Item 7 – “Management Discussion and Analysis of Financial Condition and Results of Operations – II. Our Portfolio” in this Annual Report on Form 10-K.

Our Financing Strategy

We use diverse financing sources as part of a disciplined financing strategy. To date, we have financed our business through a combination of common stock issuances, repurchase facilities, asset-specific financing structures and borrowings under our $762.7 million secured term loan (the “Secured Term Loan”). The amount and type of leverage we may employ for particular loans will depend on our Manager’s assessment of such loan’s characteristics, including the level of in place, if any, and projected stabilized operating cash flow, credit quality, liquidity, price volatility and other risks of the underlying collateral as well as the availability and attractiveness of particular types of financing at the relevant time. We seek to minimize the risks associated with recourse borrowings and generally seek to match-fund our investments by minimizing the differences between the durations and indices of our investments and those of our liabilities, respectively, including in certain cases the potential use of derivatives; however, under certain circumstances, we may determine not to do so or we may otherwise be unable to do so. We also seek to diversify our financing counterparties.

As of December 31, 2021, we had $4.3 billion of capacity under our repurchase facilities, of which $3.5 billion was drawn. We currently have master repurchase agreements with six counterparties, and the weighted average remaining term, including extensions, of our repurchase facilities, based on unpaid principal balance, was 3.3 years as of December 31, 2021.

We also utilize multiple asset-specific financing structures, with certain terms that are typically matched to the underlying loan asset. As of December 31, 2021, we had total capacity and unpaid principal balance of $216.3 million related to asset‑specific financing structures. The asset‑specific financing structures we utilize include notes payable arrangements and syndications of senior participations in the whole loans we originate, which may take the form of an A‑Note (where we would retain the subordinated mortgage interest) or mortgage (where we would retain the mezzanine loan), among other financing structures. An A‑Note is a senior participation interest in a mortgage loan secured by CRE assets.

Under certain circumstances, we utilize asset‑specific financing structures that are considered non‑consolidated senior interests, and therefore not reflected on our balance sheet. As of December 31, 2021, we had $1.1 billion of non‑consolidated senior interests. Such financing structures typically arise as a result of a subordinate, or mezzanine, loan held by us, and a first mortgage loan held by a third party.

As of December 31, 2021, we had amounts outstanding under our Secured Term Loan totaling $762.7 million. At December 31, 2021, the outstanding balance of our debt related to real estate owned was $290.0 million.

Over time, in addition to these types of financings, we may also use other forms of leverage, such as secured and unsecured credit facilities, structured financings such as CMBS and CLOs, derivative instruments and public and private secured and unsecured debt issuances by us or our subsidiaries, as well as issuances of public and private equity and equity-related securities.

As of December 31, 2021, our net debt‑to‑equity ratio was 1.7x. As of December 31, 2021, our total leverage ratio was 2.1x, and we expect that, going forward, our Total Leverage Ratio will range from 2.0x and 3.0x.

Investment Guidelines

Our Board has established the following investment guidelines:

•	No investment will be made that would cause the Company to fail to qualify as a REIT for U.S. federal income tax purposes;
•	No investment will be made that would require the Company to register as an investment company under the 1940 Act;

Prior to the deployment of capital into investments, our Manager may cause the capital of the Company to be invested in any interest‑bearing short‑term investments, including money market funds, bank accounts, overnight repurchase agreements with primary federal reserve bank dealers collateralized by direct U.S. government obligations and other instruments or investments reasonably determined by our Manager to be of high quality. Our investment guidelines may be changed from time to time by our Board without our stockholders’ consent.

Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exclusion from registration under the 1940 Act, we typically seek to originate or acquire loans with initial terms of between two and four years. We intend to hold our loans to maturity. However, in order to maximize returns and manage portfolio risk while remaining opportunistic, we may dispose of loans earlier than anticipated or hold loans longer than anticipated if we determine it to be appropriate depending upon prevailing market conditions or factors regarding a loan or broader portfolio management factors. Additionally, our intention is that no more than 25% of our book value will be attributed to investments located outside of the U.S. To date, we have only invested in the U.S.

Operating and Regulatory Structure

REIT Qualification

We have elected and believe we have qualified to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015. We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT under the Code, and that our intended manner of operation will enable us to meet the requirements for qualification and taxation as a REIT. To qualify as a REIT, we must meet on a continuing basis, through our organization and actual investment and operating results, various requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our dividend levels and the diversity of ownership of shares of our stock. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which we failed to qualify as a REIT. Even if we qualify for taxation as a REIT, we may be subject to some U.S. federal, state and local taxes on our income or property. For more information regarding our election to qualify as a REIT, please see “Item 1A. Risk Factors—U.S. Federal Income Tax Risks.”

1940 Act

We intend to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the 1940 Act. Section 3(a)(1)(A) of the 1940 Act defines an investment company as any issuer that is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the 1940 Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities, and owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. Excluded from the term “investment securities,” among other things, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of “investment company” set forth in Section 3(c)(1) or Section 3(c)(7) of the 1940 Act.

We are organized as a holding company and conduct our businesses primarily through our subsidiaries. We intend to conduct our operations so that we comply with the 40% test. The securities issued by any wholly-owned or majority-owned subsidiaries that we may form in the future that are excepted from the definition of “investment company” based on Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities we may own, may not have a value in excess of 40% of the value of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We will monitor our holdings to ensure continuing and ongoing compliance with this test. In addition, we believe that we will not be considered an investment company under Section 3(a)(1)(A) of the 1940 Act because we will not engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our subsidiaries, we are primarily engaged in non-investment company businesses related to real estate.

The determination of whether an entity is a majority-owned subsidiary of our company is made by us. The 1940 Act defines a majority-owned subsidiary of a person as a company 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority-owned subsidiary of such person. The 1940 Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. Generally, we treat companies in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test. We have not requested that the SEC or its staff approve our treatment of any company as a majority-owned subsidiary, and neither the SEC nor its staff has done so. If the SEC or its staff were to disagree with our treatment of one or more companies as majority-owned subsidiaries, we would need to adjust our strategy and our assets in order to continue to pass the 40% test. Any such adjustment in our strategy or assets could have a material adverse effect on us.

We expect that most of our majority-owned subsidiaries will not be relying on either Section 3(c)(1) or Section 3(c)(7) of the 1940 Act. As a result, we expect that our interests in these subsidiaries (which we expect will constitute a substantial majority of our assets) will not constitute “investment securities” for purposes of the 40% test. Consequently, we expect to be able to conduct our operations so that we are not required to register as an investment company under the 1940 Act.

We expect certain of our subsidiaries to qualify for the exclusion from the definition of “investment company” pursuant to Section 3(c)(5)(C) of the 1940 Act, which is available for certain entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” To qualify for the exclusion pursuant to Section 3(c)(5)(C), based on positions set forth by the staff of the SEC, each such subsidiary generally is required to hold (i) at least 55% of its assets in qualifying real estate assets and (ii) at least 80% of its assets in qualifying real estate assets and real estate-related assets. For our majority- or wholly-owned subsidiaries that will maintain this exclusion or another exclusion or exception under the 1940 Act (other than Section 3(c)(1) or Section 3(c)(7) thereof), our interests in these subsidiaries will not constitute “investment securities.” We expect each of our subsidiaries relying on Section 3(c)(5)(C) to rely on guidance published by the SEC staff or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets.

Specifically, based on certain no-action letters and other guidance issued by the SEC staff, we expect to treat certain mortgage loans, mezzanine loans, subordinated mortgage interests and certain other assets that represent an actual interest in CRE or are a loan or lien fully secured by CRE as qualifying real estate assets. On the other hand, we expect to treat certain other types of mortgages, securities of REITs and certain other indirect interests in CRE as real estate-related assets. The SEC staff has not, however, published guidance with respect to the treatment of some of these assets under Section 3(c)(5)(C). To the extent the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy or assets accordingly. There can be no assurance that we will be able to maintain this exclusion from registration for certain of our subsidiaries. In addition, we may be limited in our ability to make certain investments, and these limitations could result in a subsidiary holding assets we might wish to sell or selling assets we might wish to hold.

We may hold a portion of our investments through partnerships, joint ventures, securitization vehicles or other entities with third-party investors. In connection with any such investment, and consistent with no-action letters and other guidance issued by the SEC staff addressing the classification of such investments for 1940 Act purposes, we generally intend to be active in the management and operation of any such entity and have the right to approve major decisions. We will not participate in joint ventures or similar arrangements in which we do not have or share control to the extent that we believe such participation would potentially threaten our ability to conduct our operations so that we comply with the 40% test or would otherwise potentially render any of our subsidiaries seeking to rely on Section 3(c)(5)(C) unable to rely on such exclusion.

It is possible that some of our subsidiaries may seek to rely on the 1940 Act exemption provided to certain structured financing vehicles by Rule 3a-7. Any such subsidiary would need to be structured to comply with any guidance that may be issued by the Division of Investment Management of the SEC on the restrictions contained in Rule 3a-7. In certain circumstances, compliance with Rule 3a-7 may require, among other things, that the indenture governing the subsidiary include limitations on the types of assets the subsidiary may sell or acquire out of the proceeds of assets that mature, are refinanced or otherwise sold, on the period of time during which such transactions may occur, and on the level of transactions that may occur. We expect that the aggregate value of our interests in subsidiaries that may in the future seek to rely on Rule 3a-7, if any, will comprise less than 20% of our total assets on an unconsolidated basis.

As a consequence of our seeking to avoid the need to register under the 1940 Act on an ongoing basis, we and/or our subsidiaries may be restricted from making certain investments or may structure investments in a manner that would be less advantageous to us than would be the case in the absence of such requirements. For example, these restrictions will limit the ability of our subsidiaries to invest directly in CMBS that represent less than the entire ownership in a pool of mortgage loans, debt and equity tranches of securitizations and certain asset-backed securities, and equity interests in real estate companies or in assets not related to real estate. Further, the mortgage-related investments that we acquire are limited by the provisions of the 1940 Act and the rules and regulations promulgated thereunder. We also may be required at times to adopt less efficient methods of financing certain of our mortgage-related investments, and we may be precluded from acquiring certain types of mortgage-related investments. Additionally, Section 3(c)(5)(C) of the 1940 Act prohibits us from issuing redeemable securities. If we fail to qualify for an exemption from registration as an investment company under the 1940 Act or an exclusion from the definition of an investment company, our ability to use leverage would be substantially reduced, and we would not be able to conduct our business as described in this Annual Report on Form 10-K.

No assurance can be given that the SEC staff will concur with our classification of our or our subsidiaries’ assets or that the SEC staff will not, in the future, issue further guidance that may require us to reclassify those assets for purposes of qualifying for an exclusion or exemption from registration under the 1940 Act. To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon the definition of “investment company” and the exclusions or exceptions to that definition, we may be required to adjust our investment strategies accordingly.

Additional guidance from the SEC staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the investment strategies we have chosen. If the SEC or its staff take a position contrary to our view with respect to the characterization of any of the assets or securities we invest in, we may be deemed an unregistered investment company. Therefore, in order not to be required to register as an investment company, we may need to dispose of a significant portion of our assets or securities or acquire significant other additional assets that may have lower returns than our expected portfolio, or we may need to modify our business plan to register as an investment company, which would result in significantly increased operating expenses and would likely entail significantly reducing our indebtedness, which could also require us to sell a significant portion of our assets, which would likely reduce our profitability. We cannot assure you that we would be able to complete these dispositions or acquisitions of assets, or deleveraging, on favorable terms, or at all. Consequently, any modification of our business plan could have a material adverse effect on us.

There can be no assurance that we and our subsidiaries will be able to successfully avoid operating as an unregistered investment company. If the SEC determined that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would potentially be unable to enforce contracts with third parties and that third parties could seek to obtain rescission of transactions undertaken during the period for which it was established that we were an unregistered investment company. Any of these results would have a material adverse effect on us. Since we will not be subject to the 1940 Act, we will not be subject to its substantive provisions, including but not limited to, provisions requiring diversification of investments, limiting leverage and restricting investments in illiquid assets. See “Item 1A. Risk Factors—Risks Related to Our Organization and Structure.”

Competition

Our success depends, in part, on our ability to originate, acquire or manage assets at favorable spreads over our borrowing costs. In originating, acquiring and managing our target assets, we compete with other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies and other entities. In addition, there are numerous REITs and non-banking commercial lending platforms with similar asset origination, acquisition and management objectives and others may be organized in the future. These lenders will increase competition for the available supply of CRE debt on transitional assets suitable for purchase, origination and management. Many of our anticipated competitors are significantly larger than we are and have considerably greater financial, technical, marketing and other resources than we do. Some competitors may have a lower cost of funds and access to financing sources that are not available to us, such as the U.S. Government and the FHLB system. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exclusion from registration under the 1940 Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Current market conditions, as well as changing marketing conditions from time to time, may attract more competitors, which may increase the supply of financing sources, which could adversely affect the volume and cost of our loans, and thereby adversely affect the market price of our common stock. In the face of this competition, we have access to our Manager’s and our Sponsor’s professionals and their industry expertise, which may provide us with a competitive advantage and help us assess investment risks and determine appropriate terms for certain potential investments. We believe these relationships enable us to compete more effectively for attractive investment opportunities. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. For additional information concerning these competitive risks, refer to “Item 1A: Risk Factors—Risks Related to Our Investments—We operate in a competitive market for the origination and acquisition of attractive investment opportunities and competition may limit our ability to originate or acquire attractive risk‑adjusted investments in our target assets, which could have a material adverse effect on us.”

Staffing

We are externally managed and advised by our Manager pursuant to the Management Agreement between our Manager and us. Our executive officers also serve as officers of our Sponsor. Our Manager has ongoing access to our Sponsor’s senior management team as part of the services agreement between MRECS and our Manager. We and our Manager do not have any employees.

Legal Proceedings

From time to time, we and our Manager are or may become party to legal proceedings, which arise in the ordinary course of our respective businesses. Neither we nor our Manager is currently subject to any legal proceedings that we or our Manager consider reasonably likely to have a material impact on our respective financial conditions.

Website Access to Reports

We maintain a website at www.clarosmortgage.com.  We are providing the address to our website solely for the information of investors.  The information on our website is not a part of, nor is it incorporated by reference into this report.  Through our website, we make available, free of charge, our annual proxy statement, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(e) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish them to, the SEC. The SEC maintains a website that contains these reports at www.sec.gov.

Item 1A. Risk Factors.

Set forth below are some (but not all) of the risk factors that could adversely affect our business, financial condition, liquidity, results of operations and prospects and our ability to service our debt and pay dividends to our stockholders (which we refer to collectively as “materially and adversely affecting us” or having “a material adverse effect on us,” and comparable phrases) and the market price of our common stock. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements.”

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic has had an adverse effect on us and may have a material adverse effect on us in the future and any other pandemic, epidemic or outbreak of an infectious disease in the markets in which we operate may have a material adverse effect on us in the future.

As the COVID-19 pandemic has evolved from its emergence in early 2020, so has its global impact.  Many countries have re-instituted, or strongly encouraged, varying levels of quarantines and restrictions on travel and have at times ceased or limited operations of certain businesses and taken other restrictive measures designed to help slow the spread of COVID-19 and its variants.  Governments and businesses have also instituted vaccine mandates and testing requirements for employees. While vaccine availability and uptake have increased, the longer-term macroeconomic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including U.S. CRE and the collateral underlying certain of our loans and the business operations of our borrowers.  Moreover, with the potential for new strains of COVID-19 to emerge, governments and businesses may re-impose aggressive measures to help slow its spread in the future.  For this reason, among others, as the COVID-19 pandemic continues, the potential global impacts are uncertain and difficult to assess.

We have experienced and may experience negative impacts to our business as a result of the COVID-19 pandemic that could have significant adverse impacts on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders in a variety of ways that are difficult to predict.  Such adverse impacts include:

•	the inability of our borrowers to generate operating cash flow sufficient to fund debt service, which, when combined with a decline in underlying asset values, may lead to loan losses;
•

our need to enter into loan modifications with borrowers, which loan modifications may require approval of our financing counterparties. Obtaining such approvals has required in the past and may require in the future reduction of advance rates on financing, increased borrowing costs, increase recourse or a combination thereof, which could have an adverse impact on our returns on equity and reduce our liquidity. In addition, such loan modifications have reduced, and may reduce in the future, interest income payments received in the near term, or result in paydowns of loans receivable, and lower levels of financing against certain assets, all of which are expected to reduce our returns on equity;

•

some of our borrowers and/or their tenants operate in industries that have been materially impacted by COVID-19, including but not limited to hospitality, office, and other property types and in markets such as New York, New York, and such persons may face continued operational and financial hardships resulting from the spread of COVID-19 and related governmental measures, such as the closure of stores, restrictions on travel, quarantines or stay-at-home orders.;

•	the inability of our borrowers’ tenants to pay rent on their leases or our borrowers’ inability to re-lease space that becomes vacant;
•

the inability of borrowers under our construction loans to continue or complete construction as planned (timing and cost), which may affect their ability to complete construction and lease space, collect rent or sell units and, consequently, their ability to pay principal or interest on our construction loans;

•

fluctuations in equity market prices, interest rates and credit spreads limiting our ability to raise or deploy capital on a timely basis and affecting our overall liquidity, which may require us to continue to curtail our originations;

•

the greater risk of loss to which we are exposed in connection with subordinated mortgage interests, mezzanine loans, and other assets that are subordinated or otherwise junior in a borrower’s capital structure and that involve privately negotiated structures;

•	risks associated with loans on properties in transition or construction;
•	impairment of our investments and harm to our operations from a prolonged economic slowdown, a lengthy or severe recession or declining real estate values;
•	the concentration of our loans and investments in terms of geography, asset types and sponsors from time to time, especially during the COVID-19 pandemic;
•

difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the financial markets or deteriorations in credit and financing conditions, which may affect our ability to access capital necessary to fund our investments, the valuation of financial assets and liabilities and our ability and our borrowers’ ability to make required payments of principal and interest;

•

the extent to which the value of commercial real estate declines and negatively impacts the value of our collateral, which has led or could lead to loan loss reserves or impairments on our investments and, with respect to loans financed on our repurchase facilities, may lead to margin calls or the removal of such loans as collateral;

•	our inability to satisfy any margin calls from our lenders or required loan paydowns under our financings;
•	our need to sell assets, potentially at a loss, which could reduce our earnings and capital base;
•	our inability to ensure operational continuity in the event our business continuity plan is not effective or ineffectually implemented or deployed during a disruption; and
•	the availability of key personnel of our Manager and our service providers as they face changed circumstances and potential illness during the pandemic.

Although vaccines for COVID-19 have been approved for use that are generally effective, there can be no assurance that efforts to vaccinate the public will be successful in ending the pandemic or that vaccines will be effective against variants. The rapid development and fluidity of this situation continues to preclude any prediction as to the ultimate adverse impact of the COVID-19 pandemic on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments. The full extent of the impact and effects of the COVID-19 pandemic will depend on future developments, including, among other factors, the duration and the severity of the COVID-19 pandemic, including variants, potential resurgences of COVID-19, along with the related travel advisories, quarantines and business restrictions, the need for, and availability of, booster vaccines, the effectiveness and efficiency of distribution of vaccines, the recovery time of the disrupted supply chains and industries, the impact of the labor market interruptions, the impact of government interventions, uncertainty with respect to the duration or the severity of the global economic slowdown, and the performance or valuation outlook for CRE markets and certain property types. The COVID-19 pandemic and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk and have had an adverse effect on us and may have a material adverse effect on us in the future.

Risks Related to Our Investments

We operate in a competitive market for the origination and acquisition of attractive investment opportunities and competition may limit our ability to originate or acquire attractive risk-adjusted investments in our target assets, which could have a material adverse effect on us.

We operate in a competitive market for the origination and acquisition of attractive risk-adjusted investment opportunities. A number of entities compete with us to make the types of investments that we originate or acquire. Our success depends, in large part, on our ability to originate or acquire our target assets on attractive terms. In originating our target assets, we will compete with a variety of institutional lenders and investors, including other commercial mortgage REITs, specialty finance companies, public and private funds (including funds that our Manager or its affiliates may in the future sponsor, advise and/or manage), commercial and investment banks, commercial finance and insurance companies and other financial institutions. A number of entities have raised, or are expected to raise, significant amounts of capital pursuing strategies similar to ours, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Many of our competitors are significantly larger than we are and have considerably greater financial, technical, marketing and other resources than we do. Some competitors may have a lower cost of funds and access to financing sources that are not available to us. Many of our competitors are not subject to the operating constraints associated with REITs or maintenance of our exclusion from registration under the 1940 Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, deploy more aggressive pricing or financing strategies and establish more relationships than us. Increased competition in our markets could result in a decrease in origination volumes, which would adversely affect our business, financial condition, liquidity, results of operations and prospects. Furthermore, competition for investments in our target assets may lead to the price of these assets increasing or return on investment declining, which may further limit our ability to generate desired returns. Also, as a result of this competition, desirable investments in our target assets may be limited in the future, and we may not be able to take advantage of attractive risk-adjusted investment opportunities from time to time. In addition, reduced CRE transaction volume could increase competition for available investment opportunities. We can provide no assurance that we will be able to continue to identify and make investments that are consistent with our investment objectives, or that the competitive pressures we face will not have a material adverse effect on us.

Furthermore, changes in the financial regulatory regime could decrease the current restrictions on banks and other financial institutions and allow them to compete for opportunities that were previously not available to them, or subject to significant capital requirements. See “—Risks Related to Our Company—Changes in laws or regulations governing our operations or those of our competitors, or changes in the interpretation thereof, or newly enacted laws or regulations, could result in increased competition for our target assets, require changes to our business practices and collectively could adversely impact our revenues and impose additional costs on us, which could materially and adversely affect us.”

Loans on properties in transition often involve a greater risk of loss than loans on stabilized properties, including the risk of cost overruns on and noncompletion of the construction or renovation of or other capital improvements to the properties underlying the loans we originate or acquire, and the risk that a borrower may fail to execute the business plan underwritten by us, potentially making it unable to refinance our loan at maturity, each of which could materially and adversely affect us.

We originate and acquire loans on transitional CRE properties to borrowers who are typically seeking capital for repositioning, renovation, rehabilitation, leasing, development, redevelopment or construction. The typical borrower under a loan on a transitional asset has usually identified an undervalued asset that has been under-managed and/or is located in an improving market. If the market in which the asset is located fails to materialize according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management and/or the value of the asset, or if it costs the borrower more than estimated or takes longer to execute its business plan than estimated, including as a result of supply chain disruptions or stop work orders due to the COVID-19 pandemic, the borrower may not receive a sufficient return on the asset to satisfy our loan or may experience a prolonged reduction of net operating income and may not be able to make payments on our loan on a timely basis or at all, which could materially and adversely affect us. Other risks may include: environmental risks, delays in legal and other approvals (e.g., certificates of occupancy), other construction and renovation risks and subsequent leasing of the property not being completed on schedule. Accordingly, we bear the risk that we may not recover some or all of our loan unpaid principal balance and interest thereon.

Furthermore, borrowers usually use the proceeds of permanent financing to repay a loan on a transitional property after the CRE property is stabilized. Loans on transitional CRE properties are therefore subject to risks of a borrower’s inability to obtain permanent financing to repay our loan. Our loans are also subject to risks of borrower defaults, bankruptcies, fraud and losses. In the event of any default under our loans, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the underlying asset and the principal amount and unpaid interest and fees of our loan. To the extent we suffer losses with respect to our loans, it could have a material adverse effect on us.

Our investments are and may be concentrated in certain markets, property types and borrowers, among other factors, and will be subject to risk of default.

While we intend to diversify our loan portfolio of investments in the manner described in this report, we are not required to observe specific diversification criteria, and we have criteria outlined in our investment guidelines that can only be changed with approval of our Board. Therefore, our portfolio of target assets is and may be concentrated in certain property types that are subject to higher risk of achieving their stated business plans or other concentration risk, such as from COVID-19, or supported by properties concentrated in a limited number of geographic locations. For example, as of December 31, 2021, our real estate owned investment consisted of seven limited service hotel properties in New York, New York and 38% of our loans are secured by CRE assets (or equity interests relating thereto) located in the New York metropolitan area. Further, as of December 31, 2021, 30% of our loan investments were secured by multi-family properties (or equity interests relating thereto), 18% of our loan investments were secured by hospitality properties (or equity interests relating thereto), 17% of our loan investments were secured by office properties (or equity interests relating thereto), 11% of our loan investments were secured by for sale condominium properties (or equity interests relating thereto), 11% of our loan investments were secured by mixed-use properties (or equity interests relating thereto), 10% of our loan investments were secured by land properties (or equity interests relating thereto), 17% of our loan investments were construction loans and our 15 largest loan investments represented 50% of our loan portfolio, in each case based on unpaid principal balance. Additionally, as a result of the COVID-19 pandemic, the hospitality sector has been materially and adversely impacted by closures or decreasing occupancy and room rates, and the for sale condominium sector has been adversely impacted by decreased access to property viewings leading to a decline in demand and corresponding decrease in sales. Furthermore, construction projects have received stop work orders in certain regions as a means to slow the spread of COVID-19, which has resulted in project delays for construction loans we have funded, and will likely result in cost overruns to complete such projects.

On February 6, 2018, we originated a mezzanine loan with an initial principal balance of $85.0 million secured by a portfolio of seven limited service hotel properties located in New York, New York, which was subordinate to a $300.0 million securitized senior mortgage. Following the onset of the COVID-19 pandemic, the hotels were forced to close, causing the borrower to experience financial difficulty which resulted in the borrower not paying debt service on the loan. Beginning in June 2020, we began funding debt service on the $300.0 million securitized senior mortgage as protective advances on our loan, which totaled $18.9 million through February 8, 2021. On February 8, 2021, we foreclosed on the portfolio of seven limited service hotel properties through a Uniform Commercial Code foreclosure. The hotel portfolio now appears as real estate owned, net on our balance sheet and as of December 31, 2021, was encumbered by a $290.0 million securitized senior mortgage, which is included as a liability on our balance sheet.

As of December 31, 2021, there were 6 investments that were on non-accrual status, representing $366.5 million of unpaid principal balance, or 5.6% of our portfolio (based on unpaid principal balance), of which there were 4 investments on non-accrual status, representing $273.6 million of unpaid principal balance, or 4.1% of our loan portfolio (based on unpaid principal balance), as a result of interest payments becoming 90 days past due.

In the land sector, we have granted, and expect we may in the future grant, loan extensions as a result of the COVID-19 pandemic adversely impacting our borrowers’ ability to close construction loan financing. Although the completed loan modifications discussed throughout this report have resulted and may continue to result in delays of certain required payments to us, those borrowers are treated as current during any applicable deferral or extension periods. To the extent that our portfolio is concentrated in particular geographic regions, types of properties or borrowers, downturns affecting those geographic regions, types of properties or borrowers may result in defaults on a number of our investments within a short period of time, which may reduce our operating results and the market price of our common stock and, accordingly, have a material adverse effect on us.

We will allocate our available capital without input from our stockholders.

You will not be able to evaluate the manner in which our available capital will be invested or the economic merit of our expected investments. As a result, we may use our available capital to invest in investments with which you may not agree. Additionally, our investments will be identified by our Manager and our stockholders will not have input into any investment. Both of these factors will increase the uncertainty, and thus the risk, of investing in shares of our common stock. The failure of our Manager to apply these proceeds effectively or find investments that meet our investment criteria in sufficient time or on acceptable terms could result in unfavorable returns, could cause a material adverse effect on us, and could cause the market price of our common stock to decline.

Until appropriate uses can be identified, our Manager may invest our available capital in interest-bearing short-term investments, including money market funds, bank accounts, overnight repurchase agreements with primary federal reserve bank dealers collateralized by direct U.S. government obligations and other instruments or investments reasonably determined by our Manager to be of high quality and that are consistent with our continued qualification as a REIT and maintain our exclusion from registration under the 1940 Act. These investments are expected to provide a lower net return than we seek to achieve from investments in our target assets.

Our Manager intends to conduct due diligence with respect to each investment and suitable investment opportunities may not be immediately available. Even if opportunities are available, there can be no assurance that our Manager’s due diligence processes will uncover all relevant facts or that any investment will be successful. We cannot assure you that we will be able to enter into definitive agreements to invest in any new investments that meet our investment criteria; that we will be successful in consummating any investment opportunities we identify; or that one or more investments we may make using our available capital will yield attractive risk-adjusted returns. Our inability to do any of the foregoing likely would materially and adversely affect us.

The lack of liquidity in certain of the assets in our portfolio and our target assets generally may materially and adversely affect us.

The assets in our portfolio, including senior and subordinate loans, mortgage loans, participations in mortgage loans, contiguous subordinate loans, subordinated mortgage interests and real estate owned, and our target assets are relatively illiquid investments due to their short life, lack of cash flow from property that is collateral for those loans, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default. In addition, certain of our investments may become less liquid after our investment as a result of periods of delinquencies or defaults or turbulent market conditions. For example, there is an inverse relationship between credit spreads widening and the value of existing assets diminishing, subject to an offset in part by the value of LIBOR floors. The illiquidity of the assets in our portfolio and our target assets may make it more difficult for us to dispose of these assets at advantageous times or in a timely manner. Moreover, to the extent that we invest in securities, the securities will likely be subject to prohibitions against their transfer, sale, pledge or their disposition except in transactions that are exempt from registration requirements or are otherwise in accordance with federal securities laws. As a result, we expect many of our investments will be illiquid. If we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than an asset’s original loan amount or the value at which we have previously recorded for such asset. Further, we may face other restrictions on our ability to liquidate an investment to the extent that we or our Manager (and/or its affiliates) has or could be attributed as having material, non-public information regarding the relevant business entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could materially and adversely affect us.

Our risk management efforts may not be effective.

Our risk management strategy is aimed at identifying, monitoring and mitigating financial risks, such as credit risk, interest rate risk, prepayment risk and liquidity risk, as well as operational risks related to our business, assets and liabilities. These efforts may not sufficiently identify all of the risks to which we are or may become exposed or mitigate the risks we have identified. Any expansion of our business activities may result in our being exposed to risks to which we have not previously been exposed or may increase our exposure to certain types of risks. Any failure to effectively identify and mitigate the risks to which we are exposed could materially and adversely affect us.

Temporary investment of cash pending deployment into investments will not generate significant interest.

In light of our anticipated investment strategy and the need to be able to deploy capital quickly to capitalize on potential investment opportunities, we may from time to time maintain cash pending deployment into investments, which may at times be significant. Cash may be held in an account of ours for the benefit of stockholders or may be invested in money market accounts or other similar temporary investments. While the expected duration of any holding period is expected to be relatively short, in the event we are unable to find suitable investments, the cash positions may be maintained for longer periods. It is not anticipated that the temporary investment of cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest.

In the event of borrower distress or a default, we may lack the liquidity necessary to protect our investment or avoid a corresponding default on any obligations we may have in connection with our own financing.

In the event of borrower distress or a default, including as a result of the COVID-19 pandemic, we may lack the liquidity necessary to protect our investment or avoid a corresponding default on any obligations we may have in connection with our own financing or the related investment. In the event of a default by a borrower on a non-recourse loan, we will only have recourse to the underlying asset (including any escrowed funds and reserves) collateralizing that loan. If the underlying property collateralizing the loan is insufficient to satisfy the outstanding balance of such loan, we may suffer a loss of principal or interest that adversely affects our liquidity and our ability to service or repay our own leverage. Real estate investments generally lack liquidity compared to other financial assets, and the increased lack of liquidity resulting from a borrower distress or a default may limit our ability to quickly change our portfolio or take other necessary actions to avoid a corresponding default on our financing.

We may be unable to refinance debt incurred to finance our loans, thereby increasing the amount of equity capital risk we bear with respect to particular loans or preventing us from deploying our equity capital in the optimal manner.

We may be unable to refinance our investments in our loans, thereby increasing the amount of equity capital risk we bear with respect to particular loans or preventing us from deploying our equity capital in the optimal manner. If we are unable to refinance such debt at appropriate times, we may be required to sell assets on terms that are not advantageous to us or take action that could result in other negative consequences. We may only be able to partly refinance such debt if underwriting standards, including loan-to-value ratios and yield requirements, among other requirements, are stricter than when we originally financed our loans. Additionally, as a result of the COVID-19 pandemic, certain of our borrowers have requested term extensions, and we expect that certain of our other borrowers may request term extensions, and we may not be able to obtain corresponding match-term financing or in certain cases obtain required approvals from our financing counterparties. Obtaining such approvals has required in the past and may require in the future reduction of advance rates on financing, increased borrowing costs or a combination thereof, which could have an adverse impact on our returns on equity and reduce our liquidity. If any of these events occur, our cash flows would be reduced, preventing us from deploying our equity capital in an optimal manner. If we are unable to refinance debt incurred to finance our loans, we also may have to forego other investment opportunities that require equity and our liquidity may be diminished.

As a result of our real estate owned investment, we are subject to the risks commonly associated with real estate owned holdings, including risks related to ownership of hotel properties in New York, New York, which vary from the risks associated with lending.

Borrowers under our loans may not have sufficient financial resources to satisfy their payment obligations to us, and we could be required to take ownership of the assets underlying a particular loan in lieu of full repayment of the principal amount and accrued interest on the loan. For example, in February 2021, we foreclosed on a portfolio of seven limited service hotel properties located in New York, New York that secured a mezzanine loan with an unpaid principal balance of $103.9 million as of February 8, 2021 that we originated in February 2018. Our real estate owned investment at the time of foreclosure was encumbered by a securitized senior mortgage, which we assumed on February 8, 2021 with a principal balance of $300.0 million. As such, we are subject to the risks commonly associated with real estate owned holdings, including risks related to ownership of hotel properties in New York, New York, which include changes in general or local economic conditions, changes in supply of or demand for similar or competing properties in an area, changes in interest rates and availability and terms of permanent mortgage financing that may render the sale of a property difficult or unattractive, political instability or changes, decreases in property values, changes in tax, real estate, environmental and zoning laws and the risk of uninsured or underinsured casualty loss. No assurances can be given that the New York hospitality market will recover to pre-COVID-19 conditions. Further, our equity interest in our current, or any future, real estate owned investment is subordinate to any indebtedness secured by such property. To the extent that we decide or are required to take ownership of one or more additional properties, these risks will be heightened. Real estate owned investments are illiquid investments and we may be unable to adjust our portfolio in response to changes in economic or other conditions. In addition, the real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any real estate owned investment for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a real estate owned investment. We may acquire properties that are subject to contractual “lock-out” provisions that could restrict our ability to dispose of the real estate owned investment for a period of time. In addition, U.S. federal tax laws that impose a 100% excise tax on gains from sales of dealer property by a REIT (generally, property held for sale, rather than investment) could limit our ability to sell properties and may affect our ability to sell properties without adversely affecting returns to our stockholders. These characteristics and restrictions could result in losses that would adversely affect our results of operations, liquidity and financial condition, potentially materially.

We may also be required to expend funds to correct defects or to make improvements before a real estate owned investment can be sold. We have experienced and expect to continue to experience increased operating costs and taxes in connection with our real estate owned investment, including costs related to owning the real estate owned investment in a taxable REIT subsidiary (“TRS”). If the real estate owned investment is owned by our TRS, income from the investment generally will be subject to corporate income tax. We cannot assure stockholders that we will have funds available to correct such defects, to make such improvements or to pay such other costs. In acquiring a real estate owned investment, we may agree to restrictions that prohibit the sale of that real estate owned investment for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that real estate owned investment. Real estate owned investments may also be subject to resale restrictions. All of these provisions would restrict our ability to sell a property. These risks vary from the risks associated with lending and could materially and adversely affect us.

Difficult conditions in the commercial mortgage and real estate market, the financial markets and the economy generally have and could continue to materially and adversely affect us.

We have been and could continue to be materially and adversely affected by conditions in the commercial mortgage and real estate markets, the financial markets and the economy generally. A deterioration of real estate fundamentals generally, and in the geographical locations of properties underlying our loans in particular, and changes in general economic conditions, including as a result of the COVID-19 pandemic, have in the past negatively impacted, and could continue to negatively impact, our performance or the value of underlying real estate collateral relating to our loans, increase the default risk applicable to borrowers, and make it relatively more difficult for us to generate attractive risk-adjusted returns.

We cannot predict the degree to which economic conditions generally, and the conditions for real estate debt investing in particular, will improve or decline. Any stagnation in or deterioration of the commercial mortgage or real estate markets may limit our ability to acquire our target assets on attractive terms or cause us to experience losses related to our assets, which could materially and adversely affect us.

We generally determine the LTV for a loan in our portfolio prior to, or at the time of, our origination or acquisition of the loan and such LTVs may change significantly and in an adverse manner thereafter due to various circumstances, including due to the COVID-19 pandemic.

We calculate the LTV for a loan in our portfolio as our total loan commitment from time to time, as if fully funded, plus any financings that are pari passu with or senior to our loan, divided by our estimate of either (1) the value of the underlying real estate, determined in accordance with our underwriting process (typically consistent with, if not less than, the value set forth in a third-party appraisal) or (2) the borrower’s projected, fully funded cost basis in the asset, in each case as we deem appropriate for the relevant loan and other loans with similar characteristics. Underwritten values and projected costs should not be assumed to reflect our judgment of current market values or project costs, which may have changed materially since the date of origination including, without limitation, as a result of the COVID-19 pandemic. LTV is updated only in connection with a partial loan paydown and/or release of collateral, material changes to expected project costs, the receipt of a new appraisal (typically in connection with financing or refinancing activity) or a change in our loan commitment. Because many of the loans in our portfolio were originated or acquired prior to the onset of the COVID-19 pandemic, the LTVs for certain of our loans do not take into account any change in our borrowers’ business operations, creditworthiness or prospects or in the value of the underlying real estate collateral caused by the COVID-19 pandemic. Accordingly, there can be no assurance that the LTV of our portfolio that we present in this report (i.e., our portfolio weighted average LTV of 67.6% as of December 31, 2021) is reflective of current LTV of our portfolio or that the LTV is reflective of the subordinate capital available in the event we are forced to foreclose on a loan.

If our Manager overestimates the yields or incorrectly prices the risks of our investments, we may experience losses.

Our Manager underwrites our potential investments based on its assessment of yields and risks associated with the underlying collateral and borrowers. The actual performance of our loans may vary from our projections materially. In some cases, as described elsewhere in this Annual Report on Form 10-K, we may project losses on loans within our portfolio. Our reserves for such loan losses may prove inadequate, which could have a material adverse effect on us.

We evaluate our loans, and the adequacy of our loan loss reserves on a quarterly basis and may maintain varying levels of loan loss reserves. Our determination of asset-specific loan loss reserves relies on estimates regarding the fair value of any loan collateral. The estimation of ultimate loan losses and expense provisions for loss reserves is a complex and subjective process. As such, there can be no assurance that our judgment will prove to be correct and that reserves will be adequate over time to protect against losses inherent in our portfolio at any given time. Losses could be caused by various factors, including, but not limited to, unanticipated adverse changes in the economy or events adversely affecting specific assets, borrowers, industries in which our borrowers operate or markets in which our borrowers or their properties are located. If we incur loan losses or our reserves for loan losses prove inadequate, we may suffer losses, which could have a material adverse effect on us.

In June 2016, FASB issued Accounting Standards Update 2016-13, “Financial Instruments-Credit Losses, Measurement of Credit Losses on Financial Instruments (Topic 326),” or ASU 2016-13. This standard replaces the existing measurement of the allowance for credit losses that is based on our Manager’s best estimate of probable incurred credit losses inherent in our lending activities with our Manager’s best estimate of expected credit losses inherent in our relevant financial assets. The lifetime expected credit losses will be determined using macroeconomic forecast assumptions and judgments applicable to and through the expected life of the portfolio and is required to be determined net of expected recoveries on loans that were previously charged off. The standard will also expand credit quality disclosures. While the standard changes the measurement of the allowance for credit losses, it does not change the credit risk of our portfolio or the ultimate losses in our portfolio. The Company elected to early adopt the standard on January 1, 2021 and recorded a $78.3 million cumulative effect adjustment to retained earnings.

There are increased risks involved with construction lending activities.

We intend to continue to originate and acquire loans which fund the construction of commercial properties. Construction lending generally is considered to involve a higher degree of risk than other types of lending due to a variety of factors, including the difficulties in estimating construction costs and anticipating construction delays and, generally, the dependency on timely, successful project completion and the lease-up or sale of units and commencement of operations post-completion of construction. In addition, since these loans generally entail greater risk than mortgage loans on income-producing property, we may need to establish or increase our allowance for loan losses in the future to account for the potential increase in probable incurred credit losses associated with these loans. Further, as the lender under a construction loan, we may be obligated to fund all or a significant portion of the loan at one or more future dates. We may not have the funds available at those future date(s) to meet our funding obligations under our construction loans. In that event, we would likely be in breach of the loan unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all.

If a borrower fails to complete the construction of a project or experiences cost overruns, there could be adverse consequences associated with the loan, including a loss of the value of the property underlying the loan, a borrower claim against us for failure to perform under the loan documents if we choose to stop funding, increased costs to the borrower that the borrower is unable to pay, a bankruptcy filing by the borrower, and abandonment by the borrower of the property underlying the loan. Furthermore, construction projects have faced delays, including as a result of disruptions in supply chains and COVID-19-related stop work orders, and cost increases associated with building materials and construction services necessary for construction, all of which will likely result in cost overruns to complete such projects. These consequences could have a material adverse effect on us.

Our investments in construction loans require us to make estimates about the fair value of land improvements that may be challenged by the IRS.

We have invested in, and may continue to invest in, construction loans, the interest from which will be qualifying income for purposes of the 75% and 95% REIT gross income tests, provided that certain requirements are met and, in the case of the 75% gross income test, the loan is treated as adequately secured by real property. There can be no assurance that the IRS would not successfully challenge our estimate of the value of the real property and our treatment of the construction loans for purposes of the REIT income and assets tests, which may cause us to fail to qualify as a REIT.

Investments in subordinated mortgage interests, mezzanine loans and other assets that are subordinated or otherwise junior in a borrower’s capital structure may expose us to greater risk of loss.

We have originated or acquired, and may from time to time in the future originate or acquire, subordinated mortgage interests, mezzanine loans and other assets that are subordinated or otherwise junior to other financing in a borrower’s capital structure and that involve privately negotiated structures. To the extent we invest in subordinated debt or mezzanine tranches of a borrower’s capital structure, these investments and our remedies with respect thereto, including the ability to foreclose on any collateral securing the investments, will be subject to the rights of holders of more senior tranches in the borrower’s capital structure and, to the extent applicable, contractual intercreditor and/or participation agreement provisions. Significant losses related to these loans or investments could materially and adversely affect us.

As the terms of these investments are subject to contractual relationships among lenders, co-lending agents and others, they can vary significantly in their structural characteristics and other risks. For example, the rights of holders of subordinated mortgage interests to control the process following a borrower default may vary from transaction to transaction. Further, subordinated mortgage interests typically are secured by a single property and accordingly reflect the risks associated with significant concentration.

Like subordinated mortgage interests, mezzanine loans are by their nature structurally subordinated to more senior property-level financings. If a borrower defaults on our mezzanine loan or on debt senior to our loan, or if the borrower is in bankruptcy, our mezzanine loan will be satisfied only after the property-level debt and other senior debt is paid in full. As a result, a partial loss in the value of the underlying collateral can result in a total loss of the value of the mezzanine loan. In addition, even if we are able to foreclose on the underlying collateral following a default on a mezzanine loan, we would be substituted for the defaulting borrower and, to the extent income generated on the underlying property is insufficient to meet outstanding debt obligations on the property, we may need to commit substantial additional capital and/or deliver a replacement guarantee by a creditworthy entity, which could include us, to stabilize the property and prevent additional defaults to lenders with existing liens on the property. In addition, our investments in senior loans may be effectively subordinated to the extent we borrow under a warehouse line (which can be in the form of a repurchase facility) or similar facility and pledge the senior loan as collateral. Under these arrangements, the lender has a right to repayment of the borrowed amount before we can collect on the value of our loan, and therefore if the value of the pledged senior loan decreases below the amount we have borrowed, we would experience significant losses.

Most of the CRE loans that we originate or acquire are non-recourse loans and the assets securing these loans may not be sufficient to protect us from a partial or complete loss if the borrower defaults on the loan, which could materially and adversely affect us.

Most CRE loans represent non-recourse obligations of the borrower, with the exception of certain limited purpose guarantees such as customary non-recourse carve-outs for certain “bad acts” by a borrower, environmental indemnities and, in some cases, completion guarantees, carry guarantees and limited payment guarantees. Consequently, we typically have no recourse (or very limited recourse for specified purposes) against the assets of the borrower or its sponsor other than our recourse to specified loan collateral. In the event of a borrower default under one or more of our loans, we will bear a risk of loss to the extent of any deficiency between the value of the specified collateral and the unpaid principal balance on our loan, absent recoveries to us under any applicable guarantees, which could materially and adversely affect us. In addition, we may incur substantial costs and delays in realizing the value of such collateral, including the cost of litigation to enforce remedies, which may or may not be successful, and we may be subject to lengthy court delays or other delays that are beyond our control. Further, although a loan may provide for limited recourse to a principal, parent or other affiliate of the borrower, there is no assurance that we will be able to recover our deficiency from any such party or that its assets would be sufficient to pay any otherwise recoverable claim. In the event of the bankruptcy of a borrower, the loans to that borrower will be deemed to be secured only to the extent of the value of any underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the loan or lien securing the loan could be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession.

We may be subject to additional risks associated with CRE loan participations.

Some of our CRE loans are, and may in the future be, held in the form of participation interests or co-lender arrangements in which we share the loan rights, obligations and benefits with other lenders. With respect to participation interests, we may require the consent of these parties to exercise our rights under the loans, including rights with respect to amendment of loan documentation, enforcement proceedings upon a default and the institution of, and control over, foreclosure proceedings. In circumstances where we hold a minority interest, we may be become bound to actions of the majority to which we otherwise would object. We may be adversely affected by this lack of control with respect to these interests.

If we originate or acquire CRE loans or CRE-related assets secured by liens on facilities that are subject to a ground lease and the ground lease is terminated unexpectedly, our interests in the loans could be materially and adversely affected.

A ground lease is a lease of land, usually on a long-term basis, that does not include buildings or other improvements on the land. Normally, any real property improvements made by the lessee during the term of the lease will revert to the owner at the end of the lease term. We have originated, and may in the future originate or acquire, CRE loans or CRE-related assets secured by liens on facilities that are subject to a ground lease, and, if the ground lease were to expire or terminate unexpectedly, due to the borrower’s default on the ground lease, our interests in the loans could be materially and adversely affected.

We may invest in derivative instruments, which would subject us to increased risk of loss.

Subject to maintaining our qualification as a REIT, we may invest in derivative instruments. Derivative instruments, especially when purchased in large amounts, may not be liquid, so that in volatile markets we may not be able to close out a position without incurring a loss. The prices of derivative instruments, including swaps, futures, forwards and options, are highly volatile and such instruments may subject us to significant losses. The value of such derivatives also depends upon the price of the underlying instrument or commodity. Derivatives and other customized instruments also are subject to the risk of non-performance by the relevant counterparty. In addition, actual or implied daily limits on price fluctuations and speculative position limits on the exchanges or over-the-counter markets in which we may conduct our transactions in derivative instruments may prevent prompt liquidation of positions, subjecting us to the potential of greater losses. Derivative instruments that may be purchased or sold by us may include instruments not traded on an exchange. The risk of non-performance by the obligor on such an instrument may be greater and the ease with which we can dispose of or enter into closing transactions with respect to such an instrument may be less than in the case of an exchange-traded instrument. In addition, significant disparities may exist between “bid” and “asked” prices for derivative instruments that are traded over-the-counter and not on an exchange. Such over-the-counter derivatives are also typically not subject to the same type of investor protections or governmental regulation as exchange-traded instruments.

In addition, we may invest in derivative instruments that are neither presently contemplated nor currently available, but which may be developed in the future, to the extent such opportunities are both consistent with our investment objectives and legally permissible. Any of these investments may expose us to unique and presently indeterminate risks, the impact of which may not be capable of determination until such instruments are developed and/or we determine to make such an investment.

U.S. and global financial systems have undergone significant disruption, and such disruption may negatively impact our ability to execute our investment strategy, which would materially and adversely affect us.

The U.S. and global financial markets have undergone a significant disruption caused by the COVID-19 pandemic, the full ramifications of which are not yet known, but could continue to materially and adversely affect us. They have also experienced significant disruptions in the past, during which times global credit markets collapsed, borrowers defaulted on their loans at historically high levels, banks and other lending institutions suffered heavy losses and the value of certain classes of real estate declined. During such periods, a significant number of borrowers became unable to pay principal and interest on outstanding loans as the value of their real estate declined. Declining real estate values could reduce the level of new senior and subordinate loan originations. Instability in the U.S. and global financial markets in the future could be caused by any number of factors beyond our control, including, without limitation, pandemics, terrorist attacks or other acts of war, prolonged civil unrest, political instability or uncertainty, military activities, or broad-based sanctions, should they continue for the long term or escalate, and adverse changes in national or international economic, market and political conditions. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to execute our investment strategy, which would materially and adversely affect us.

Insurance proceeds on a property may not cover all losses, which could result in the corresponding non-performance of or loss on our investment related to such property.

There are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war, which may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors, including terrorism or acts of war, also might result in insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under these circumstances, the borrower’s receipt of insurance proceeds with respect to a property relating to one of our investments might not be adequate to restore our economic position with respect to our investment. Any uninsured loss could result in the loss of cash flow from, and the asset value of, the affected property and the value of our investment related to such property.

Our investments expose us to risks associated with debt-oriented real estate investments generally.

We seek to invest primarily in debt in or relating to real estate assets. Any deterioration of real estate fundamentals generally, and in the U.S. in particular, could negatively impact our performance by making it more difficult for our borrowers to satisfy their debt payment obligations to us, increasing the default risk applicable to borrowers, and/or making it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of our borrowers and may include economic and/or market fluctuations, changes in environmental, zoning and other laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand, fluctuations in real estate fundamentals (including average occupancy and room rates for hotel properties), energy supply shortages, various uninsured or uninsurable risks, natural disasters, terrorism, acts of war, changes in government regulations (such as rent control), political and legislative uncertainty, changes in real property tax rates and operating expenses, changes in interest rates, currency exchange rates changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, negative developments in the economy that depress travel activity, demand and/or real estate values generally and other factors that are beyond our control.

We cannot predict the degree to which economic conditions generally, and the conditions for CRE debt investing in particular, will improve or decline. Declines in the performance of relevant regional and global economies or in the CRE debt market could have a material adverse effect on us.

CRE-related investments that are secured, directly or indirectly, by CRE are subject to potential delinquency, foreclosure and loss, which could materially and adversely affect us.

CRE debt investments that are secured, directly or indirectly, by property are subject to risks of delinquency and foreclosure and risks of loss. The ability of a borrower to repay a loan secured, directly or indirectly by an income-producing property typically depends primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan in a timely manner, or at all, may be impaired and therefore could reduce our return from an affected property or investment, which could materially and adversely affect us. Net operating income of an income-producing property can be affected by, among other things:

•	tenant mix and tenant bankruptcies;
•	success of tenant businesses and the ability to respond to evolving risks, such as COVID-19;
•	decreases in the net worth, liquidity or other ability of our borrowers or any guarantor to honor their obligations to us, including as a result of COVID-19;
•	property management decisions, including with respect to capital improvements, particularly in older building structures;
•	property location and condition;
•	competition from other properties offering the same or similar services;
•	changes in laws that increase operating expenses or limit rents that may be charged;
•	any need to address environmental contamination or compliance with environmental requirements at the property;
•	changes in national, regional or local economic conditions and/or specific industry segments;
•	declines in regional or local real estate values;
•	declines in regional or local rental or occupancy rates;
•	changes in interest rates and in the state of the credit and securitization markets and the debt and equity capital markets, including diminished availability or lack of debt financing for CRE;
•	changes in real estate tax rates and other operating expenses;
•	changes in governmental rules, regulations and fiscal policies, including Treasury Regulations promulgated under the Code, or Treasury Regulations, and environmental legislation;
•	fraudulent acts or theft on the part of the property owner, sponsor and/or manager;
•	the potential for uninsured or under-insured property losses;
•	acts of God, terrorism, social unrest and civil disturbances, which may decrease the availability of or increase the cost of insurance or result in uninsured losses; and

•	adverse changes in zoning laws.

In the event of any default under a loan held directly by us, we will bear a risk of loss to the extent of any deficiency between the value of the collateral and the principal of and accrued interest on the loan. In the event of the bankruptcy of a loan borrower, the loan to that borrower will be deemed to be secured only to the extent of the value of any underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a loan can be an expensive and lengthy process and could result in significant losses.

An increase in interest rates may cause a decrease in the demand for certain of our target assets, which could adversely affect our ability to originate or acquire target assets that satisfy our investment objectives to generate income and pay dividends.

Rising interest rates generally reduce the demand for transitional CRE loans due to the higher cost of borrowing. A reduction in the volume of CRE loans originated may affect the volume of certain target assets available to us, which could adversely affect our ability to acquire target assets that satisfy our investment objectives. If rising interest rates cause us to be unable to originate or acquire a sufficient volume of our target assets with a yield that is above our borrowing cost, our ability to satisfy our investment objectives to generate income and pay dividends may be materially and adversely affected.

Prepayment rates may adversely affect the yield on our loans and the value of our portfolio of assets.

The value of our assets may be affected by prepayment rates on loans. As of December 31, 2021, based on unpaid principal balance, 58.3% of our loans were open to repayment by the borrower without penalty. In periods of declining interest rates, prepayment rates on loans generally increase. If interest rates decline at the same time as prepayment rates, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the assets that were prepaid. In addition, if we originate or acquire mortgage-related securities or a pool of mortgage securities, we anticipate that the underlying mortgages will prepay at a projected rate generating an expected yield. If we purchase assets at a premium to par value, when borrowers prepay their loans faster than expected, the corresponding prepayments on the asset may reduce the expected yield on such securities because we will have to amortize the related premium on an accelerated basis. Conversely, if we purchase assets at a discount to par value, when borrowers prepay their loans slower than expected, the decrease in corresponding prepayments on the asset may reduce the expected yield on such securities because we will not be able to accrete the related discount as quickly as originally anticipated. In addition, as a result of the risk of prepayment, the market value of the prepaid assets may benefit less than other fixed income securities from declining interest rates.

Prepayment rates on loans may be affected by a number of factors including, but not limited to, the then-current level of interest rates, the availability of mortgage credit, the relative economic vitality of the area in which the related properties are located, the servicing of the loans, possible changes in tax laws, other opportunities for investment, and other economic, social, geographic, demographic and legal factors and other factors beyond our control. Consequently, such prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from prepayment or other such risks.

A prolonged economic slowdown, a lengthy or severe recession or declining real estate values, including as a result of the COVID-19 pandemic, could impair our investments and harm our operations, which could materially and adversely affect us.

We believe the risks associated with our business will be more severe during periods of economic slowdown or recession if these periods are accompanied by declining real estate values, including as a result of the COVID-19 pandemic. Declining real estate values will likely reduce the level of loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the value of real estate weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on its loans in the event of default because the value of our collateral may be insufficient to cover its cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our ability to invest in, sell and securitize loans. Any of the foregoing risks could materially and adversely affect us.

We may not have control over certain of our investments.

Our ability to manage our portfolio of investments may be limited by the form in which they are made. In certain situations, we may:

•	acquire investments subject to rights of senior creditors and servicers under intercreditor or servicing agreements;
•	pledge our investments as collateral for financing arrangements;
•	acquire only a minority and/or a non-controlling participation in an underlying investment;
•	co-invest with others through partnerships, joint ventures or other entities, thereby acquiring non-controlling interests; or
•	rely on independent third-party management or servicing with respect to the management of an asset.

Therefore, we may not be able to exercise control over all aspects of our investments. Such investments may involve risks not present in investments as to which senior creditors, junior creditors or servicers are not involved. Our rights to control the process following a borrower default may be subject to the rights of senior or junior creditors or servicers whose interests may not be aligned with ours.

Future joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners’ financial condition and liquidity and disputes between us and our joint venture partners.

We may in the future make investments through joint ventures. Such joint venture investments may involve risks not otherwise present when we originate or acquire investments without partners, including the following:

•	we may not have exclusive control over the investment or the joint venture, which may prevent us from taking actions that are in our best interest;
•	joint venture agreements often restrict the transfer of a partner’s interest or may otherwise restrict our ability to sell the interest when we desire and/or on advantageous terms;
•

any future joint venture agreements may contain buy-sell provisions pursuant to which one partner may initiate procedures requiring the other partner to choose between buying the other partner’s interest or selling its interest to that partner;

•

we may not be in a position to exercise sole decision-making authority regarding the investment or joint venture, which could create the potential risk of creating impasses on decisions, such as with respect to acquisitions or dispositions;

•	a partner may, at any time, have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals;
•

a partner may be in a position to take action contrary to our instructions, requests, policies or objectives, including our policy with respect to maintaining our qualification as a REIT and our exclusion from registration under the 1940 Act;

•

a partner may fail to fund its share of required capital contributions or may become bankrupt, which may mean that we and any other remaining partners generally would remain liable for the joint venture’s liabilities;

•

our relationships with our partners are contractual in nature and may be terminated or dissolved under the terms of the applicable joint venture agreements and, in such event, we may not continue to own or operate the interests or investments underlying such relationship or may need to purchase such interests or investments at a premium to the market price to continue ownership;

•

disputes between us and a partner may result in litigation or arbitration that could increase our expenses and prevent our Manager and our officers and directors from focusing their time and efforts on our business and could result in subjecting the investments owned by the joint venture to additional risk; or

•

we may, in certain circumstances, be liable for the actions of a partner, and the activities of a partner could adversely affect our ability to continue to qualify as a REIT or maintain our exclusion from registration under the 1940 Act, even though we do not control the joint venture.

Any of the above may subject us to liabilities in excess of those contemplated and adversely affect the value of our future joint venture investments, which could materially and adversely affect us.

Loans or investments involving international real estate-related assets are subject to special risks that we may not manage effectively, which could have a material adverse effect on us.

We may invest a portion of our capital in assets outside the U.S. if our Manager deems such investments appropriate. To the extent that we invest in non-U.S. real estate-related assets, we may be subject to certain risks associated with international investments generally, including, among others:

•	currency exchange matters, including fluctuations in currency exchange rates and costs associated with conversion of investment principal and income from one currency into another;
•	financing related to assets located outside the U.S. may be unavailable on favorable terms or at all, or may be subject to non-customary covenants that hinder our operations;
•	less developed or efficient financial markets than in the U.S., which may lead to potential price volatility and relative illiquidity;
•	the burdens of complying with international regulatory requirements and prohibitions that differ between jurisdictions;
•	the existence of tariffs and other trade barriers or restrictions;
•	laws affecting foreclosure and debtor and creditor rights;
•	changes in laws or clarifications to existing laws that could impact our tax treaty positions, which could adversely impact the returns on our investments;
•	a less developed legal or regulatory environment, differences in the legal and regulatory environment or additional legal and regulatory compliance requirements;
•	political hostility to investments by foreign investors;
•	higher rates of inflation;
•	higher transaction costs;
•	difficulty enforcing contractual obligations;
•	fewer investor protections;
•

certain economic and political risks, including potential exchange control regulations and restrictions on any non-U.S. investments and repatriation of profits on investments or of capital invested, the risks of political, economic or social instability, the possibility of expropriation or confiscatory taxation and adverse economic and political developments; and

•	potentially adverse tax consequences.

If any of the foregoing risks were to materialize, they could have a material adverse effect on us.

CRE valuation is inherently subjective and uncertain.

The valuation of CRE assets and therefore the valuation of any underlying collateral relating to loans made by us is inherently subjective and uncertain due to, among other factors, the individual nature of each property, its location, the expected future cash flows from that particular property, future market conditions, the impact of the COVID-19 pandemic on the demand for various types of real estate and the valuation methodology adopted. In addition, where we invest in construction loans, initial assessments will assume completion of the project. As a result, the valuations of the CRE assets against which we will make loans are subject to a large degree of uncertainty, which has increased due to the COVID-19 pandemic, and are made on the basis of assumptions and methodologies that may not prove to be accurate, particularly in periods of volatility, low transaction flow or restricted debt or equity capital availability in the commercial or residential real estate markets.

The due diligence process that our Manager undertakes in regard to investment opportunities may not reveal all facts that may be relevant in connection with an investment and if our Manager incorrectly evaluates the risks of our investments, we may experience losses, which could materially and adversely affect us.

Before making investments for us, our Manager conducts due diligence that it deems reasonable and appropriate based on the facts and circumstances relevant to each potential investment. When conducting due diligence, our Manager may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues, among others. Outside consultants, legal advisors and accountants may be involved in the due diligence process in varying degrees depending on the type of potential investment. Relying on the resources available to it, our Manager will evaluate our potential investments based on criteria it deems appropriate for the relevant investment. Our Manager’s credit underwriting may not prove accurate, as actual results may vary from estimates. If our Manager’s assessment of the asset’s future performance and value is not accurate relative to the price we pay for a particular investment, we may experience losses with respect to such investment. Any such losses could materially and adversely affect us.

Moreover, investment analyses and decisions by our Manager may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to our Manager at the time of making an investment decision may be limited, and they may not have access to detailed information regarding such investment. Therefore, we cannot assure you that our Manager will have knowledge of all circumstances that may adversely affect such investment.

In addition to other analytical tools, our Manager will utilize financial models to evaluate investments, the accuracy and effectiveness of which cannot be guaranteed.

In addition to other analytical tools, our Manager utilizes financial models to evaluate investments, the accuracy and effectiveness of which cannot be guaranteed. In all cases, financial models are only estimates of future results which are based upon assumptions made at the time that the projections are developed. There can be no assurance that our Manager’s projected results will be attained and actual results may vary significantly from the projections. General economic and industry-specific conditions, which are not predictable, can have an adverse impact on the reliability of projections.

We may need to foreclose on certain of the loans we originate or acquire, which could result in losses that materially and adversely affect us.

Properties underlying our CRE loans may be subject to unknown or unquantifiable liabilities that may adversely affect the value of our investments. Such defects or deficiencies may include title defects, title disputes, liens or other encumbrances on the mortgaged properties. The discovery of such unknown defects, deficiencies and liabilities could affect the ability of our borrowers to make payments to us or could affect our ability to take title to and sell the underlying properties, which could materially and adversely affect us.

We may find it necessary or desirable to foreclose on certain of the loans we originate or acquire in order to preserve our investment. Any foreclosure process may be lengthy and expensive. Among the expenses that are likely to occur in any foreclosure would be the incurrence of substantial legal fees and potentially significant transfer taxes. If we foreclose on an asset, we may take title to the property securing that asset subject to any debt and debt service requirements then in effect, which was the case for the foreclosure resulting in our real estate owned investment. As a result, we cannot assure you that the value of the collateral underlying a foreclosed loan at or after the time a foreclosure is contemplated or completed will exceed our investment, including related foreclosure expenses and assumed indebtedness, or that operating cash flows from such investment will exceed debt service requirements, if any. As a result, a contemplated or completed foreclosure could result in significant losses. If we do not or cannot sell a foreclosed property, we would then come to own and operate it as “real estate owned.” Owning and operating real property, such as our real estate owned investment, involves risks that are different (and in many ways more significant) than the risks faced in lending against a CRE asset.

Whether or not we have participated in the negotiation of the terms of any such loans, we cannot assure you as to the adequacy of the protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of any applicable security interests. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buyout of the borrower’s position in the loan. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process and potentially resulting in a reduction or discharge of a borrower’s debt. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net proceeds and, thus, increase any such loss. The incurrence of any such losses could materially and adversely affect us.

We may be subject to lender liability claims, and if we are held liable under such claims, we could be subject to losses.

A number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. We cannot assure you that such claims will not arise or that we will not be subject to significant liability and losses if a claim of this type did arise.

If the loans that we originate or acquire do not comply with applicable laws, we may be subject to penalties, which could materially and adversely affect us.

Loans that we originate or acquire may be directly or indirectly subject to U.S. federal, state or local governmental laws. Real estate lenders and borrowers may be responsible for compliance with a wide range of laws intended to protect the public interest, including, without limitation, the Truth in Lending, Equal Credit Opportunity, Fair Housing and Americans with Disabilities Acts and local zoning laws (including, but not limited to, zoning laws that allow permitted non-conforming uses). If we or any other person fails to comply with such laws in relation to a loan that we have originated or acquired, legal penalties may be imposed, which could materially and adversely affect us. Additionally, jurisdictions with “one action,” “security first” and/or “antideficiency rules” may limit our ability to foreclose on a real property or to realize on obligations secured by a real property. In the future, new laws may be enacted or imposed by U.S. federal, state or local governmental entities, and such laws could have a material adverse effect on us.

We may not control the servicing of mortgage loans in which we invest and, in such cases, the special servicer may take actions that could adversely affect our interests.

Third parties service certain of our investments, and their responsibilities will include all services and duties customary to servicing and sub-servicing mortgage loans in a diligent manner consistent with prevailing mortgage loan servicing standards, such as the collection and remittance of payments on our mortgage loans, administration of mortgage escrow accounts, collection of insurance claims and foreclosure. Should a servicer experience financial or operational difficulties, it may not be able to perform these services or these services may be curtailed, including any obligation to advance payments of amounts due from delinquent loan obligors. For example, typically a servicer’s obligation to make advances on behalf of a delinquent loan obligor is limited to the extent that it does not expect to recover the advances from the ultimate disposition of the collateral pledged to secure the loan. In addition, as with any external service provider, we are subject to the risks associated with inadequate or untimely services for other reasons such as fraud, negligence, errors, miscalculations or other reasons. The ability of a servicer to effectively service our portfolio of mortgage loans may be critical to our success. The failure of a servicer to effectively service our portfolio of mortgage loans could materially and adversely affect us.

Liability relating to environmental matters may impact the value of our loans or of properties that we may acquire upon foreclosure of the properties underlying our investments.

To the extent we take title to any of the properties underlying our investments, we may be subject to environmental liabilities arising from the foreclosed properties. Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous substances. The presence of hazardous substances on a property may adversely affect our ability to sell the property, and we may incur substantial remediation costs. As a result, the discovery of material environmental liabilities attached to those properties could materially and adversely affect us.

In addition, the presence of hazardous substances may adversely affect an owner’s ability to sell real estate or borrow using real estate as collateral. To the extent that an owner of a property underlying one of our loans becomes liable for removal costs, the ability of the owner to make payments to us may be reduced, which in turn may adversely affect the value of the relevant loan held by us and could materially and adversely affect us.

Climate change, and other risks relating to the environmental, social and governance impact of our investments or the underlying properties and development activities that we finance, could adversely affect our business.

We face a number of risks associated with climate change including risks stemming from the physical impacts of climate change and risks related to potential changes in applicable legislation and regulation, either of which could have a material adverse effect on the properties underlying our investments, our borrowers, or our performance. It is not possible to predict how legislation or new regulations that may be adopted to address greenhouse gasses, or GHG, emissions will impact our borrowers or CRE properties generally. Future environmental laws and regulations could require the owners of properties to make significant expenditures to attain and maintain compliance. More broadly, we face risks associated with the unpredictability of new legislation and regulation focused on environmental, social and governance (“ESG”) matters, as well as those associated with an increasing trend among certain investors to take ESG factors into account in determining whether to invest in companies. If we are involved with assets or entities associated with certain industries or activities that are perceived to be causing or exacerbating climate change or other ESG-related issues, it may adversely impact our ability to raise capital from certain investors or harm our reputation. Conversely, if we avoid involvement with such industries or activities, it may limit our capital deployment opportunities to an extent that adversely affects our business.

Risks Related to Sources of Financing and Hedging

We have a significant amount of debt outstanding and may incur a significant amount of additional debt in the future, which subjects us to increased risk of loss, which could materially and adversely affect us.

As of December 31, 2021, we had approximately $4.8 billion in consolidated indebtedness outstanding. In the future, subject to market conditions and availability, we may incur significant additional debt through repurchase facilities, asset-specific financing structures, and secured term loan borrowings. Over time, in addition to these types of financings, we may also use other forms of leverage, including secured and unsecured credit facilities, structured financings such as CMBS and CLOs, derivative instruments, public and private secured and unsecured debt issuances by us or our subsidiaries.

Subject to compliance with the leverage covenants contained in our repurchase facilities and other financing documents, the amount of leverage we employ will vary depending on our available capital, our ability to obtain financing, the type of assets we are financing, whether the financing is match-funded, whether the financing is recourse or non-recourse, the debt restrictions and other covenants sought to be imposed by prospective and existing lenders and the stability of our loan portfolio’s cash flow, as well as general business conditions affecting lenders and the broader debt capital markets, including overall supply and demand of credit. In addition, we may leverage individual assets at substantially higher levels than our targeted Total Leverage Ratio.

A significant amount of debt subjects us to many risks that, if realized, would materially and adversely affect us, including the risk that:

•

our cash flow from operating activities could become insufficient to make required payments of principal and interest on our debt, which would likely result in (a) acceleration of the debt (and any other debt containing a cross-default or cross-acceleration provision), increasing the likelihood of further distress if refinancing is not available on favorable terms or at all, (b) our inability to borrow undrawn amounts under other existing financing arrangements, even if we have timely made all required payments under such arrangements, further compromising our liquidity, and/or (c) the loss of some or all of our assets that are pledged as collateral in connection with our financing arrangements (including assets transferred to lenders under repurchase facilities);

•

our debt may increase our vulnerability to adverse economic and industry conditions, including adverse conditions arising from the COVID-19 pandemic, with no assurance that such debt will increase our investment yields in an amount sufficient to offset the associated risks relating to leverage;

•

we may be required to dedicate a substantial portion of our cash flow from operating activities to payments on our debt, thereby reducing funds available for operations, future business opportunities, stockholder distributions and/or other purposes; and

•

to the extent the maturity of certain debt (e.g., credit or repurchase facilities) occurs prior to the maturity of a related asset pledged or transferred as collateral for such debt (e.g., an underlying senior or subordinate loan made by us), we may not be able to refinance that debt on favorable terms or at all, which may reduce available liquidity and/or cause significant losses to us.

Although our Manager will seek to prudently manage our exposure to the risk of default on our debt, there can be no assurance that our financing strategy will be successful or that it will produce enhanced returns commensurate with the increased risk of loss that necessarily arises when using leverage. Our financing strategy may cause us to incur significant losses, which could materially and adversely affect us.

Our Secured Term Loan, Debt Related to Real Estate Owned and current repurchase facilities impose, and additional lending facilities may impose, financial and other covenants that restrict our operational flexibility, which could materially and adversely affect us.

Our Secured Term Loan, Debt Related to Real Estate Owned and current repurchase facilities contain, and additional financing facilities may contain, various customary covenants, including requiring us to meet or maintain certain financial ratios or other requirements that restrict our operational flexibility, including restrictions on dividends, distributions or other payments from our subsidiaries, and impede certain investments that we might otherwise make. In addition, certain of our existing lenders and counterparties, and future lenders or counterparties require us to maintain minimum amounts of cash or other liquid assets to satisfy ongoing collateral (margin) obligations or pay down borrowings due to declining credit profiles, including those that may be a result of the COVID-19 pandemic. As a result, we may not be able to leverage our assets as fully as we would otherwise choose, which could reduce our liquidity and returns on equity. If we are unable to meet these financial covenants, liquidity requirements and collateral obligations, it could materially and adversely affect us. In addition, certain of our existing lenders require, and future lenders may require, us to agree that we would be in default if our Manager or one or more of its executive officers cease to serve in such capacity for any reason. If we fail to satisfy any of these financial covenants, liquidity requirements or requirements related to our Manager such that a default arises, our lenders may be entitled to enforce remedies such as declaring outstanding amounts due and payable, terminating their commitments, requiring the posting of additional collateral and/or enforcing their security interests against existing collateral, unless we were able to negotiate a waiver, forbearance or other modification. Any such arrangement could be conditioned on an amendment to the lending or repurchase agreement and any related guarantee agreement on terms that may be unfavorable to us. Certain of our financings are, and may also in the future, contain cross-default and/or cross-acceleration provisions with respect to our other debt agreements or facilities. Any such provision could allow a financing counterparty to declare a default because of a default under a financing arrangement with a different financing counterparty, creating multiple financing facility defaults resulting from a single event. This and any other type of default could make it difficult for us to satisfy the requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes, as liquidity generated from operating cash flow is transferred to our lenders rather than distributed to our stockholders. As a result, a default on any of our debt could materially and adversely affect us.

Credit ratings assigned to us, our indebtedness or our investments will be subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded or withdrawn or placed on negative outlook, which could adversely impact us.

We and our Secured Term Loan are currently rated by Standard & Poor’s and Moody’s Investors Service and our Secured Term Loan is also rated. Our and our Secured Term Loan credit ratings could change based upon, among other things, our historical and projected business, financial condition, liquidity, results of operations, and prospects. On March 26, 2020, Standard & Poor’s lowered our issuer and senior secured debt credit ratings to B+ from BB- and assigned a “negative” outlook as a result of conditions arising from the COVID-19 pandemic. On June 7, 2021, Standard and Poor’s revised its outlook to “stable” from “negative” and affirmed our issuer and senior secured debt credit rating of B+. On April 14, 2020, Moody’s Investors Service affirmed our issuer and senior secured debt credit rating of Ba3, while assigning a “negative” outlook from “stable,” reflecting its expectation that our asset quality, profitability and capital will weaken as a result of the COVID-19 pandemic. On December 3, 2021, Moody’s Investors Service affirmed our issuer and senior secured debt credit rating of Ba3, while assigning a “stable” outlook from “negative,” based on the resilience of our performance during COVID-19 and its expectations that asset quality will improve and capitalization will remain strong over the next 12-18 months. These ratings actions or any future downgrade, or withdrawal of a rating or any credit rating agency action that indicates that it has placed our rating on a “watch list” for a possible downgrading or lowering, or otherwise indicates that its outlook for our rating is negative, could increase our borrowing costs and our ability to access capital on favorable terms or at all and otherwise adversely affect us. Our ratings are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any ratings will not be changed adversely or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant.

Some of our investments may also be rated by rating agencies such as Moody’s Investors Service, Fitch Ratings, Standard & Poor’s, DBRS, Inc., Realpoint LLC or Kroll Bond Rating Agency. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. Any adverse ratings action or withdrawal on one of our investments could adversely impact us. For example, if a rating agency assigns a lower-than-expected rating or subsequently reduces or withdraws, or indicates that it may reduce or withdraw, its ratings of one or more of our investments in the future, the value and liquidity of such investment(s) could significantly decline, which would adversely affect the overall value of our loan portfolio and could result in losses upon our disposition of such investment(s) or the failure of borrowers underlying such investment(s) to satisfy their debt service obligations to us.

The arrangements that we currently use, or may in the future use, to finance our investments may require us to provide additional collateral or pay down debt based on the occurrence of certain events.

Our current and future financing arrangements involve the risk that a decline in the market value of the assets pledged or sold by us to the provider of the related financing will allow the lender or counterparty to make margin calls or otherwise force us to repay all or a portion of the funds advanced or provide additional collateral. While we have not received any margin calls from our repurchase facility lenders as of December 31, 2021 and have reduced the advance rate on certain assets (primarily hospitality loans) within these facilities, the market value of assets pledged or sold by us could decline as a result of the COVID-19 pandemic, or other reasons, and lead to margin calls, although the ultimate impact of the COVID-19 pandemic on such assets remains uncertain. Our Manager generally seeks to structure credit and repurchase facilities that do not allow our lenders or counterparties to make margin calls or require additional collateral solely as a result of a disruption in the CMBS market, capital markets or credit markets, or a general increase or decrease of interest rate spreads or other similar benchmarks (as opposed to allowing such counterparties to make margin calls upon the occurrence of adverse “credit events” related to the collateral). However, some of our repurchase facilities contain, and certain of our future repurchase facilities or other financing facilities may contain, provisions allowing our lenders to make margin calls or require additional collateral solely upon the occurrence of adverse changes in the markets or interest rate or spread fluctuations, subject to minimum thresholds, among other factors. We have in the past pursued, and may continue to pursue, standstill agreements, pursuant to which we may agree to voluntary repayments in exchange for the lender agreeing not to exercise margin calls for a period of time, with our repurchase facility counterparties if or when we deem appropriate, although there is no assurance that such efforts will be successful. Under credit and repurchase facilities that provide for margin calls or require additional collateral based on the market value of the financed asset or assets, the lender or counterparty can generally require additional collateral upon the occurrence of a credit event specific to the collateral that adversely impacts the value of such collateral. From time to time, we may not have the funds available to meet such a margin call, which would likely result in one or more defaults unless we are able to raise the requisite funds from alternative sources such as selling assets at a time when we would not otherwise choose to do so (which we may not be able to achieve on favorable terms or at all). In addition, the payment of margin calls and/or provision of additional collateral could reduce our cash available to make other, higher yielding investments (thereby decreasing our returns on equity). If we cannot meet these requirements, the lender or counterparty could accelerate our indebtedness and exercise remedies including retention or sale of assets pledged or transferred as collateral, increase the interest rate on advanced funds, increase the level of recourse on our borrowings, and/or terminate our ability to borrow funds from it, which could materially and adversely affect us. Additionally, any future loan modifications for our loans that have been financed with repurchase facilities will require the consent from the applicable lender prior to us entering into any such loan modification. There can be no assurance that such lender will consent to any such loan modifications or will not require us to take certain actions as a condition to obtaining such consent, which could materially and adversely affect us.

In our repurchase transactions, we are required to sell the assets to our lenders (i.e., repurchase agreement counterparties) in exchange for the delivery of cash from such lenders. At the maturity of the financing, the lenders are obligated to resell the same assets back to us upon payment of a repurchase price equal to the outstanding advance amount on such assets together with any accrued and unpaid interest thereon and other amounts then due to the lenders. If a counterparty to our repurchase transactions defaults on its obligation to resell the asset back to us at the end of the transaction term, or if the value of the underlying security has declined as of the end of that term, or if we default on our obligations under the repurchase agreement, we will likely incur a loss on our repurchase transactions. If a lender or counterparty files for bankruptcy or becomes insolvent, our loans may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. In addition, our repurchase agreements and credit facilities contain, and any new repurchase agreements or credit agreements we may enter into are likely to contain, cross-default and/or cross acceleration provisions. Such provisions allow a lender to declare a default under its facility with us on the basis of a default under a facility with a different lender. If a default occurs under any of our repurchase agreements or credit facilities and a lender terminates one or more of its repurchase agreements or credit facilities, we may need to enter into replacement repurchase agreements or credit facilities with different lenders. In these circumstances, we may not be successful in entering into replacement repurchase agreements or credit facilities on the same terms as the repurchase agreements or credit facilities that were terminated or at all. Also, because repurchase agreements and similar credit facilities are generally short-term commitments of capital, changes in conditions in the financing markets may make it more difficult for us to secure continued financing during times of market stress. During certain periods of a credit cycle, lenders may lose their ability or curtail their willingness to provide financing. If we are not able to arrange for replacement financing on acceptable terms, or if we default on any covenants or are otherwise unable to access funds under any of our repurchase agreements and credit facilities, we may have to curtail our asset origination and acquisition activities and/or dispose of investments. Such an event could restrict our access to financing and increase our cost of capital, which could materially and adversely affect us.

We depend or may depend on bank credit agreements and facilities, repurchase facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction- or asset-specific financing arrangements and other sources of financing to execute our business plan, and our inability to access financing on favorable terms could have a material adverse effect on us.

Our ability to fund our investments may be impacted by our ability to secure bank credit facilities (including term loans and revolving facilities), repurchase facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction- or asset-specific financing arrangements and other sources of financing on acceptable terms. We may also rely on short-term financing that would be especially exposed to changes in availability. Our access to sources of financing will depend upon a number of factors, over which we have little or no control, including:

•	general economic or market conditions;
•	the market’s view of the quality of our assets;
•	the market’s view of performance of other companies executing a strategy comparable to ours;
•	the market’s perception of our growth potential;
•	our current and potential earnings liquidity and cash distributions;
•	regulatory capital reform rules or other regulatory changes; and
•	the market price of shares of our common stock.

We will need to periodically access the capital markets to raise cash to fund new investments. Unfavorable economic or capital market conditions, such as the severe dislocation in the capital and credit markets caused by the recent pandemic resulting from the COVID-19 pandemic and by the global financial crisis of 2008, may increase our financing costs, limit our access to the capital markets and result in a decision by our potential lenders not to extend credit. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business plan and could decrease our earnings and liquidity and materially and adversely affect us. In addition, any dislocation or weakness in the capital and credit markets, such as the dislocation that existed during the global financial crisis of 2008, could adversely affect our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, as regulatory capital requirements imposed on our lenders are increased, they may be required to limit or increase the cost of financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. No assurance can be given that we will be able to obtain financing on favorable terms or at all.

In addition, although we plan to seek to reduce our exposure to lender concentration-related risk by entering into repurchase facilities and other lending facilities with multiple counterparties, we are not required to observe specific lending counterparty diversification criteria. To the extent that the number of or net exposure under our lending arrangements may become concentrated with one or more lenders, the adverse impacts of defaults or terminations by our lenders may be significantly greater.

Interest rate fluctuations could increase our financing costs, which could materially and adversely affect us.

Our primary interest rate exposures relate to the yield on our investments and the financing cost of our debt, as well as our exposure to interest rate swaps that we may utilize for hedging purposes either with respect to our investments or our indebtedness. Changes in interest rates affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. In a period of rising interest rates, our interest expense on floating rate debt would increase, while any additional interest income we earn on floating rate investments may not compensate for the increase in interest expense and the interest income we earn on fixed rate investments would not change. Similarly, in a period of declining interest rates, our interest income on floating rate investments would decrease, while any decrease in the interest we are charged on our floating rate debt may not compensate for the decrease in interest income and the interest expense we incur on our fixed rate debt would not change. Certain of our financings may have interest rate floors, which if the index rate were to fall below such floor our interest expense would essentially remain fixed. Consequently, changes in interest rates may significantly influence our net interest income. Interest rate fluctuations resulting in our interest expense exceeding interest income would result in operating losses, which could materially and adversely affect us. Changes in the level of interest rates also may affect our ability to originate or acquire investments, the value of our investments and our ability to realize gains from the disposition of assets. Moreover, changes in interest rates may affect borrower default rates. For more information regarding changes in interest rates affecting borrower default rates, please see “—The planned discontinuance of LIBOR has affected and will continue to affect financial markets generally, and may adversely affect our interest income, interest expense, or both.”

Our operating results will depend, in part, on differences between the income earned on our investments, net of credit losses, and our financing costs. The yields we earn on our assets and our borrowing costs tend to move in the same direction in response to changes in interest rates. However, one can rise or fall faster than the other, causing our net interest income to expand or contract. In addition, we could experience a compression of the yield on our investments and our financing costs. Although we seek to match the terms of our liabilities to the expected lives and interest rate reference indices of loans that we originate or acquire, circumstances may arise in which our liabilities are shorter in duration than our investments, resulting in their adjusting faster in response to changes in interest rates. For any period during which our investments are not match-funded, the income earned on such investments may respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, in such circumstances, increases in interest rates, particularly short-term interest rates, may immediately and significantly decrease our results of operations and cash flows and the market value of our investments.

An increase in our borrowing costs relative to the interest that we receive on our leveraged assets would adversely affect our profitability and our cash available for distribution to our stockholders.

As repurchase facilities and other short-term borrowings mature, we must replace such borrowings with new financings, find other sources of liquidity or sell assets. An increase in short-term interest rates at the time that we seek to enter into new borrowings would reduce the spread between the returns on our investments and the cost of our borrowings, which would reduce our earnings and, in turn, cash available for distribution to our stockholders, potentially materially.

Our rights under our repurchase agreements are subject to the effects of bankruptcy and other similar laws in the event of the bankruptcy or insolvency of us or our lenders under the repurchase agreements.

In the event of our insolvency or bankruptcy, certain repurchase agreements may qualify for special treatment under the U.S. Bankruptcy Code, the effect of which, among other things, would be to allow the lender under the applicable repurchase agreement to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to foreclose on any underlying collateral without delay. In the event of the insolvency or bankruptcy of a lender during the term of a repurchase agreement, our current lenders are, and a future lender may be, permitted, under applicable insolvency laws, to repudiate the contract, and our claim against the lender for damages may be treated as an unsecured claim. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our assets under a repurchase agreement or to be compensated for any damages resulting from the lender’s insolvency may be further limited by those statutes. These claims would be subject to significant delay and, if and when damages are received, may be substantially less than the damages we actually incur.

Our use of leverage may create a mismatch with the duration and interest rate reference index of the investments that we are financing.

We work to structure our financings to minimize the difference between the term of our investments and the term of the financing for such investments. In the event that a financing has a shorter term than the tenor of the financed investment, we may not be able to extend the financing or find appropriate replacement financing and any such failure would have an adverse impact on our liquidity and our returns. While our Secured Term Loan has a maturity in August 2026, the weighted average remaining term, including extensions, of our repurchase facilities was 3.3 years while the term to fully extended maturity of our loans was 3.3 years, in each case based on unpaid principal balance. In the event that our financing is for a shorter term than the financed investment, we may not be able to repay the financing when due or replace the financed investment with an optimal substitute or at all, which will negatively impact our desired leveraged returns.

We attempt to structure our financings to minimize the variability between the type of interest rate of our investments and the interest rate of related financings—financing floating rate investments with floating rate financing and fixed rate investments with fixed rate financing. If such a rate-type matched product is not then available to us on favorable terms, we may use hedging instruments to effectively create such a match. For example, in the case of fixed rate investments, we may finance investments with floating rate financing, but effectively convert all or a portion of the attendant financing to fixed rate using hedging strategies. We routinely use LIBOR floors on both our investments and our debt financings, with the financing LIBOR floor typically at a lower rate than for our investments. Where prevailing interest rates have generally increased to exceed the financing LIBOR floor but not the investment LIBOR floor, we will experience a decrease in net interest income until the prevailing rate also exceeds the investment LIBOR floor. For more information regarding changes in interest rates affecting borrower default rates, please see “—The planned discontinuance of LIBOR has affected and will continue to affect financial markets generally, and may adversely affect our interest income, interest expense, or both.”

Our attempts to mitigate these risks are subject to factors outside of our control, such as the availability to us of favorable financing and hedging options, which is subject to a variety of factors, of which duration and term matching are only two. A duration mismatch may also occur when borrowers prepay their loans faster or slower than expected. The risks of a duration mismatch are also magnified by the potential for the extension of loans in order to maximize the likelihood and magnitude of their recovery value in the event the loans experience credit or performance challenges. Employment of this asset management practice could effectively extend the duration of our investments, while our hedges or liabilities may have set maturity dates.

Our existing and future financing arrangements and any debt securities we may issue could restrict our operations, limit our ability to pay dividends and expose us to additional risk.

Our existing and future financing arrangements and any debt securities we may issue in the future are or will be governed by a credit agreement, indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock. We will bear the cost of issuing and servicing these credit facilities, arrangements or securities.

These restrictive covenants and operating restrictions could have a material adverse effect on us, cause us to lose our REIT status, restrict our ability to finance or securitize new originations and acquisitions, force us to liquidate collateral and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

We may enter into hedging transactions that could expose us to contingent liabilities in the future, which could materially and adversely affect us.

Subject to maintaining our qualification as a REIT, part of our investment strategy may involve entering into hedging transactions that could require us to fund cash payments in certain circumstances (such as the early termination of the hedging instrument caused by an event of default or other early termination event, or the decision by a counterparty to request the posting of margin to which it is contractually entitled under the terms of the hedging instrument). Our ability to fund a margin call will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could cause us to incur losses or otherwise materially and adversely affect us.

The extent of our hedging activity will vary in scope based on, among other things, the level and volatility of interest rates, the type of assets held, types of liabilities and other market conditions. Although these transactions are intended to reduce our exposure to various risks, hedging may fail to adequately protect or could adversely affect us because, among other things:

•	hedging can be expensive, particularly during periods of volatile or rapidly changing interest rates;
•	available hedges may not correspond directly with the risks for which protection is sought;
•	the duration of the hedge may not match the duration of the related liability;
•	the amount of income that a REIT may earn from certain hedging transactions (other than through our TRSs) is limited by U.S. federal income tax provisions;
•	the credit quality of a hedging counterparty may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and
•	the hedging counterparty may default on its obligations.

Title VII of the Dodd-Frank Act governs derivative transactions, including certain hedging instruments we may use in our risk management activities. Rules implemented by the U.S. Commodity Futures Trading Commission, or the CFTC, pursuant to the Dodd-Frank Act require, among other things, that certain derivatives be centrally cleared through a registered derivatives clearing organization, or DCO, and traded on a designated contract market or swap execution facility. These regulations could increase the operational and transactional cost of derivatives contracts in the form of intermediary fees and additional margin requirements imposed by DCOs and the clearing members of the DCOs through which we may clear derivatives, and affect the number and/or creditworthiness of available counterparties. Hedging instruments often are not traded on regulated exchanges or guaranteed by an exchange or its clearing house, and involve risks and costs that could result in material losses.

The cost of using hedging instruments increases as the period covered by the instrument lengthens. Although we may avoid substantial interest rate exposure by investing in floating rate mortgage loans, to the extent that we have interest rate exposure from fixed rate loans we may increase our hedging activity (and therefore our hedging costs) during periods of volatility. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges or guaranteed by an exchange or its clearing house. In general, derivative transactions entered into directly with counterparties, rather than through an exchange, receive fewer regulatory protections than transactions entered into on an exchange. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. In addition, if the business of a hedging counterparty fails we may not only lose unrealized profits but also be forced to cover our forward commitments, if any, at the then current market price.

Although we generally expect to have the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in material losses.

Changes to derivatives regulation imposed by the Dodd-Frank Act could increase our costs of entering into derivative transactions, which could materially and adversely affect us.

Through its comprehensive regulatory regime for derivatives, Title VII of the Dodd-Frank Act, and the regulations promulgated by the CFTC, the SEC and federal prudential regulators thereunder, impose mandatory clearing, exchange-trading and margin requirements on many derivatives transactions (including formerly unregulated uncleared over-the-counter, or OTC, derivatives) in which we may engage with certain regulated entities. The imposition of margin requirements for uncleared OTC derivatives and clearing and trade execution requirements, where such derivatives are subject to mandatory clearing and trade execution, may increase our overall costs and make it more difficult and costlier for us to use the derivatives markets for hedging and/or investment purposes.

We expect to incur operational and system costs necessary to maintain processes to ensure compliance with the rules and regulations applicable to us as well as to monitor compliance by our business partners. Any additional rules and regulations or changes to current regulation promulgated under the Dodd-Frank Act and implemented by various federal regulators may impact the way we conduct our business and increase costs of compliance, which could materially and adversely affect us. See “—Risks Related to Our Company—Actions of the U.S. government, including the U.S. Congress, Federal Reserve, U.S. Treasury and other governmental and regulatory bodies, to stabilize or reform the financial markets, or market response to those actions, may not achieve the intended effect and could materially and adversely affect us.”

We may fail to qualify for, or choose not to elect, hedge accounting treatment.

We intend to account for derivative and hedging transactions in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 815 “Derivatives and Hedging,” or ASC 815. Under these standards, we may fail to qualify for, or choose not to elect, hedge accounting treatment for a number of reasons, including if we use instruments that do not meet the FASB ASC 815 definition of a derivative (such as short sales), if we fail to satisfy the FASB ASC 815 hedge documentation and hedge effectiveness assessment requirements, or if our instruments are not highly effective. If we fail to qualify for, or choose not to elect, hedge accounting treatment, gains and losses on derivatives will be included in our operating results and may not be offset by a change in the fair value of the related hedged transaction or item.

Our investments may be subject to fluctuations in interest rates that may not be adequately protected, or protected at all, by our hedging strategies.

Though our primary strategy is to originate and acquire shorter term, floating rate loans, our investments may include loans with either floating interest rates or fixed interest rates. Floating rate investments earn interest at rates that adjust from time to time (typically monthly) based upon an index (typically one-month LIBOR). The coupons earned by the floating rate loans fluctuate based upon interest rate reference indices (again, typically one-month LIBOR) and, in a declining and/or low interest rate environment, these loans will earn lower rates of interest and this will impact our operating performance. Fixed interest rate investments, however, do not have adjusting interest rates and the relative value of the fixed cash flows from these investments will decrease as prevailing interest rates rise or increase as prevailing interest rates fall, causing potentially significant changes in value. We may employ various hedging strategies to limit the effects of changes in interest rates (and in some cases credit spreads), including engaging in interest rate swaps, caps, floors and other interest rate derivative products. We believe that no strategy can completely insulate us from the risks associated with interest rate changes and there is a risk that they may provide no protection at all. Hedging transactions involve certain additional risks such as counterparty risk, leverage risk, the legal enforceability of hedging contracts, the early repayment of hedged transactions and the risk that unanticipated and significant changes in interest rates may cause a significant loss of basis in the contract and a change in current period expense. We cannot make assurances that we will be able to enter into hedging transactions or that hedging transactions will adequately protect us against the foregoing risks.

Accounting for derivatives under GAAP is extremely complicated. Any failure by us to account for our derivatives properly in accordance with GAAP on our consolidated financial statements could adversely affect our earnings. In particular, cash flow hedges which are not perfectly correlated (and appropriately designated and/or documented as such) with variable rate financing will impact our reported income as gains and losses on the ineffective portion of the hedges.

The planned discontinuance of LIBOR has affected and will continue to affect financial markets generally, and may adversely affect our interest income, interest expense, or both.

On March 5, 2021, the Financial Conduct Authority of the United Kingdom, or the FCA, which regulates LIBOR’s administrator, ICE Benchmark Administration Limited, or IBA, announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023 indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors relevant to us on a representative basis after June 30, 2023, the IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023.  The United States Federal Reserve has also advised banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate.  The Federal Reserve, in conjunction with the Alternative Reference Rate Committee, or the ARRC, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR.  There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities.  To the extent our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, and potential margin adjustments in connection with the transition, could result in higher interest costs for us, which could have a material adverse effect on our operating results.  Although SOFR is the ARRC’s recommended replacement rate, it is also possible that lenders may instead choose and alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher interest costs for us.  We cannot predict the effect of the decision not to sustain LIBOR, or the potential transition to SOFR or another alternative reference rate as LIBOR’s replacement.

As of December 31, 2021, our loan portfolio included $6.4 billion of floating rate loans for which the interest rate was tied to LIBOR. Additionally, we had $4.7 billion of floating rate debt tied to LIBOR or SOFR. To the extent that any relevant loan or debt instrument is outstanding at the time at which LIBOR is discontinued, its terms may provide for the relevant interest or payment calculations to be made by reference to an alternative benchmark rate or on some other basis. Our loan agreements relating to our investments and financing arrangements generally do provide for replacement reference rates in the event that LIBOR is no longer available or otherwise viable. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR.  Any changes, reforms or replacements relating to LIBOR could increase our interest expense and could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, there could be a mismatch between the timing of adjusting the floating base rate from LIBOR to an alternative base rate up on the discontinuation of LIBOR, between our financing arrangements and our loan investments, which may have an immediate and significant adverse impact on our results of operations and cash flows and the market value of our investments.  We are monitoring the developments with respect to the potential phasing out of LIBOR and are working with our lenders and borrowers to minimize the impact of any LIBOR transition on our financial condition and results of operations, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

For information on the steps we are taking with regard to the transition from LIBOR to alternative reference rates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk—LIBOR as our Reference Rate.” See also “—Our use of leverage may create a mismatch with the duration and interest rate reference index of the investments that we are financing.”

We may use securitizations to finance our investments and make investments in CMBS, CLOs, CDOs and other similar structured finance investments, which may expose us to risks that could result in losses.

We may, to the extent consistent with our qualification as a REIT, seek to securitize certain of our loan portfolio investments to generate cash for financing new investments. This would involve creating a special-purpose vehicle, contributing a pool of our assets to the entity, and selling interests in the entity on a non-recourse basis to purchasers (whom we would expect to be willing to accept a lower interest rate to invest in investment-grade loan pools) and may require us to retain a portion of the risk of the assets in accordance with risk retention laws and regulations, which would not allow us to sell or hedge our risk retention interests. We would expect to retain all or a portion of the equity in the securitized pool of portfolio investments. We may use short-term facilities to finance the acquisition of securities until sufficient eligible securities have been accumulated, at which time we would refinance these facilities through a securitization, such as a CMBS, or issuance of CLOs, or the private placement of loan participations or other long-term financing. If we were to employ this strategy, we would be subject to the risk that we would not be able to acquire, during the period that our short-term facilities are available, sufficient eligible securities to maximize the efficiency of a CMBS, CLO or private placement issuance. We also would be subject to the risk that we would not be able to obtain short-term credit facilities or would not be able to renew any short-term credit facilities after they expire should we find it necessary to extend our short-term credit facilities to allow more time to seek and acquire sufficient eligible securities for a long-term financing. The inability to consummate securitizations of our loan portfolio to finance our investments on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to grow our business. Additionally, the securitization of our loan portfolio might magnify our exposure to losses because any equity interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses.

Additionally, we may from time to time invest in subordinate classes of CMBS, CLOs, collateralized debt obligation, or CDOs, and other similar securities, which are subordinated classes of securities in a structure of securities secured by a pool of mortgages or loans. Accordingly, the securities are the first or among the first to bear the loss upon a restructuring or liquidation of the underlying collateral and last or among the last to receive payment of interest and principal.

Subordinate interests such as CLOs, CDOs and similarly structured finance investments generally are not actively traded and are relatively illiquid investments and volatility in CLO and CDO trading markets may cause the value of these investments to decline. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments and any other fees in connection with the trust or other conduit arrangement for the securities, we may incur significant losses.

With respect to the CMBS, CLOs and CDOs in which we may invest, control over the related underlying loans will be exercised through a special servicer or collateral manager designated by a “directing certificate holder” or a “controlling class representative,” or otherwise pursuant to the related securitization documents. We may acquire classes of CMBS, CLOs or CDOs, for which we may not have the right to appoint the directing certificate holder or otherwise direct the special servicing or collateral management. With respect to the management and servicing of those loans, the related special servicer or collateral manager may take actions that could materially and adversely affect our interests.

 We may be subject to losses arising from future guarantees of debt and contingent obligations of our subsidiaries, joint venture or co-investment partners or our borrowers.

We may from time to time guarantee the performance of our subsidiaries’ obligations, including, but not limited to, our repurchase agreements, credit facilities, derivative agreements and unsecured indebtedness. We may also agree to guarantee indebtedness incurred by a joint venture or co-investment partner. A guarantee may be on a joint and several basis with our joint venture or co-investment partner, in which case we may be liable in the event the partner defaults on its guarantee obligation. The non-performance of these obligations may cause losses to us in excess of the capital we initially may have invested or committed under these obligations and there is no assurance that we will have sufficient capital to cover any losses.

We are subject to counterparty risk associated with our hedging activities.

We are subject to credit risk with respect to the counterparties to derivative contracts (whether a clearing corporation in the case of exchange-traded instruments or another third-party in the case of over-the-counter instruments). If a counterparty becomes insolvent or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we may experience significant delays in obtaining any recovery under the derivative contract in a dissolution, assignment for the benefit of creditors, liquidation, winding-up, bankruptcy, or other analogous proceeding. In the event of the insolvency of a counterparty to a derivative transaction, the derivative transaction would typically be terminated at its fair market value. If we are owed this fair market value in the termination of the derivative transaction and its claim is unsecured, we will be treated as a general creditor of the counterparty, and will not have any claim with respect to the underlying security. We may obtain only a limited recovery or may obtain no recovery in these circumstances. In addition, the business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in its default, which may result in the loss of unrealized profits and force us to cover our commitments, if any, at the then current market price. Counterparty risk with respect to certain exchange-traded and over-the-counter derivatives may be further complicated by recently enacted U.S. financial reform legislation.

If we enter into certain hedging transactions or otherwise invest in certain derivative instruments, failure to obtain and maintain an exemption from being regulated as a commodity pool operator by our Manager could subject us to additional regulation and compliance requirements, which could materially and adversely affect us.

The Commodity Exchange Act, as amended, and rules promulgated thereunder by the CFTC, or the CFTC Rules, establish a comprehensive regulatory framework for certain derivative instruments, including swaps, futures, options on futures and foreign exchange derivatives, or Regulated CFTC Instruments. Under this regulatory framework, many mortgage REITs that trade in Regulated CFTC Instruments may be considered “commodity pools” and the operators of such mortgage REITs would accordingly be considered “commodity pool operators,” or CPOs. Absent an applicable exemption, a CPO of a mortgage REIT (which otherwise falls within the statutory definition of commodity pool) must register with the CFTC and become subject to CFTC Rules applicable to registered CPOs, including with respect to disclosure, reporting, recordkeeping and business conduct in respect of the mortgage REIT. We may from time to time, directly or indirectly, invest in Regulated CFTC Instruments, which may subject us to oversight by the CFTC.

Our Manager expects to qualify for and rely upon relief from the CPO registration requirement in respect of us pursuant to the no-action relief issued in December 2012 by the CFTC staff to operators of qualifying mortgage REITs, and has submitted a claim for relief within the required time period. Our Manager expects to qualify for the no-action relief in respect of us on the basis that we satisfy the criteria specified in the CFTC no-action letter, in that we identify as a “mortgage REIT” for U.S. federal income tax purposes, our trading in Regulated CFTC Instruments does not exceed a certain de minimis threshold identified in the no-action relief and our interests are not marketed to the public as or in a commodity pool or other trading vehicle. There can be no assurance, however, that the CFTC will not modify or withdraw the no-action letter in the future or that we will be able to continue to satisfy the criteria specified in the no-action letter in order to qualify for relief from CPO registration. The CFTC Rules with respect to commodity pools may be revised, which may affect our regulatory status or cause us to modify or terminate the use of Regulated CFTC Instruments in connection with our investment program. If we were required to register as a CPO in the future or change our business model to ensure that we can continue to satisfy the requirements of the no-action relief, it could materially and adversely affect us. Furthermore, we may determine to register as a CPO hereafter, and in such event we will operate in a manner designed to comply with applicable CFTC requirements, which requirements may impose additional obligations and costs on us.

The CFTC has substantial enforcement power with respect to violations of the laws over which it has jurisdiction. Among other things, the CFTC may suspend or revoke the registration of a person who fails to comply, prohibit such a person from trading or doing business with registered entities, impose civil monetary penalties, require restitution and seek fines or imprisonment for criminal violations. Additionally, a private right of action exists against those who violate the laws over which the CFTC has jurisdiction or who willfully aid, abet, counsel, induce or procure a violation of those laws. In the event we are unable to qualify for the no-action relief and fail to comply with the CFTC Rules, we may be unable to use Regulated CFTC Instruments or we may be subject to significant fines, penalties and other civil or governmental actions or proceedings, any of which could materially and adversely affect us.

Risks Related to Our Company

Our business strategy is focused on lending against assets primarily in major U.S. markets which have been, and in the future may continue to be, subject to protests, riots or other forms of civil unrest.

Although we diversify our loan portfolio of investments, our business strategy is focused on lending against assets in major markets which have been, and in the future may continue to be, subject to protests, riots or other forms of civil unrest. For example, as of December 31, 2021, our real estate owned investment and 38% of our loan portfolio (based on unpaid principal balance) was secured by properties (or equity interests relating thereto) in the New York metropolitan area. To the extent that such protests, riots or other forms of civil unrest have a material adverse effect on our borrowers’ businesses or have the effect of decreasing demand for commercial real estate in such metropolitan areas, including as a result of a general decline in the desire to live, work in or travel to such metropolitan areas, the value of our investments, and our business, financial condition, liquidity, results of operations and prospects may be materially and adversely affected.

We may not be able to continue to find suitable investments or generate sufficient revenue to make or sustain distributions to our stockholders.

We cannot assure you that we will be able to continue to find suitable investments, including due to the COVID-19 pandemic, or implement our operating policies and strategies as described in this report. Our ability to generate attractive risk-adjusted returns for our stockholders over the long-term is dependent on our ability to generate sufficient cash flow to pay an attractive dividend. There can be no assurance that we will be able to generate sufficient revenues from operations to pay our operating expenses and pay dividends to stockholders. Our results of operations and cash flows depend on several factors, including the availability of attractive risk-adjusted investment opportunities for the origination and/or acquisition of target assets, the ability of our Manager to identify and consummate investments on favorable terms or at all, the level and volatility of interest rates, the availability of adequate short- and long-term financing, conditions in the financial markets and general economic conditions.

Our investment strategy, our investment guidelines, our target assets and our financing strategy may be changed without stockholder consent.

The investment guidelines approved by our Board, and required to be followed by our Manager, are broad. Moreover, these guidelines, as well as our investment strategy, target assets, financing strategy and policies with respect to investments, originations, acquisitions, growth, operations, indebtedness, hedging, capitalization, distributions and other corporate matters may be changed at any time without the consent of our stockholders, subject to applicable law. This could result in changes to the risk profile of our loan portfolio over time. A change in our investment strategy may also increase our exposure to interest rate risk, default risk and real estate market fluctuations. Furthermore, a change in our target assets could result in our making investments in asset categories different from those described in this report. These changes could materially and adversely affect us.

Changes in laws or regulations governing our operations or those of our competitors, or changes in the interpretation thereof, or newly enacted laws or regulations, could result in increased competition for our target assets, require changes to our business practices and collectively could adversely impact our revenues and impose additional costs on us, which could materially and adversely affect us.

The laws and regulations governing our operations or those of our competitors, as well as their interpretation, may change from time to time, and new laws and regulations may be enacted. We may be required to adopt or suspend certain business practices as a result of any changes, which could impose additional costs on us, which could materially and adversely affect us. For example, as a result of the COVID-19 pandemic, some government entities have instituted remedies such as moratoria on business activities, construction, evictions and foreclosures and rent cancellation, all of which may adversely affect us or our borrowers. Furthermore, if “regulatory capital” or “capital adequacy” requirements—whether under the Dodd-Frank Act, Basel III, or other regulatory action—are further strengthened or expanded with respect to lenders that provide us with debt financing, or were to be imposed on us directly, they or we may be required to limit or increase the cost of financing they provide to us or that we provide to others. Among other things, this could potentially increase our financing costs, reduce our ability to originate or acquire loans and reduce our liquidity or require us to sell assets at an inopportune time or price.

In addition, various laws and regulations currently exist that restrict the investment activities of banks and certain other financial institutions but do not apply to us, which we believe creates opportunities for us to originate loans and participate in certain other investments that are not available or attractive to these more regulated institutions. However, proposals for legislation that would change how the financial services industry is regulated are continually being introduced in the U.S. Congress and in state legislatures. Federal financial regulatory agencies may adopt regulations and amendments intended to effect regulatory reforms including reforms to certain Dodd-Frank-related regulations. Prospective investors should be aware that changes in the regulatory and business landscape as a result of the Dodd-Frank Act and as a result of other current or future legislation and regulation may decrease the restrictions on banks and other financial institutions and allow them to compete with us for investment opportunities that were previously not available or attractive to, or otherwise pursued by, them, which could have a material adverse impact on us. See “—Risks Related to Our Investments—We operate in a competitive market for the origination and acquisition of attractive investment opportunities and competition may limit our ability to originate or acquire attractive risk-adjusted investments in our target assets, which could have a material adverse effect on us.”

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will become subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it may take, increased regulation of non-bank lending could negatively impact our results of operations, cash flows and financial condition, impose additional costs on us or otherwise materially and adversely affect us.

Failure to obtain, maintain or renew required licenses and authorizations necessary to operate our mortgage-related activities may materially and adversely affect us.

We and our Manager are required to obtain, maintain or renew certain licenses and authorizations (including “doing business” authorizations and licenses to act as a commercial mortgage lender) from U.S. federal and/or state governmental authorities, government sponsored entities or similar bodies in connection with some or all of our mortgage-related activities. There is no assurance that we or our Manager will be able to obtain any or all of the licenses and authorizations that we require or that we or our Manager will avoid experiencing significant delays in seeking these licenses and authorizations. The failure of our Company or our Manager to obtain, maintain or renew the required licenses and authorizations would restrict our ability to engage in certain core business activities, and could subject us to fines, suspensions, terminations and various other adverse actions if it is determined that we or our Manager have engaged in these activities without the requisite licenses or authorizations. If these issues arise, they could have a material adverse effect on us.

 State licensing requirements will cause us to incur expenses and our failure to be properly licensed may have a material adverse effect on us.

Non-bank companies are generally required to hold licenses in a number of U.S. states to conduct lending activities. State licensing statutes vary from state to state and prescribe or impose: various recordkeeping requirements; restrictions on loan origination and servicing practices, including limits on finance charges and the type, amount and manner of charging fees; disclosure requirements; requirements that licensees submit to periodic examination; surety bond and minimum specified net worth requirements; periodic financial reporting requirements; notification requirements for changes in principal officers, stock ownership or corporate control; restrictions on advertising; and requirements that loan forms be submitted for review. Obtaining and maintaining state licenses will cause us to incur expenses and failure to be properly licensed under state law or otherwise may have a material adverse effect on us.

Actions of the U.S. government, including the U.S. Congress, Federal Reserve, U.S. Treasury and other governmental and regulatory bodies, to stabilize or reform the financial markets, or market response to those actions, may not achieve the intended effect and could materially and adversely affect us.

The Dodd-Frank Act imposes significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial stability. For instance, the Volcker Rule provisions of the Dodd-Frank Act impose significant restrictions on the proprietary trading activities of “banking entities” (as defined under the Volcker Rule) and on their ability to acquire or retain an “ownership interest” (as defined under the Volcker Rule) in, “sponsor” (as defined under the Volcker Rule) or have certain relationships with “covered funds” (as defined under the Volcker Rule), unless pursuant to an exclusion or exemption under the Volcker Rule. The Dodd-Frank Act also subjects non-bank financial companies that have been designated as “systemically important” by the Financial Stability Oversight Council to increased capital requirements and quantitative limits for engaging in such activities, as well as consolidated supervision by the Board of Governors of the Federal Reserve System. In addition, the Dodd-Frank Act seeks to reform the asset-backed securitization market (including the mortgage-backed securities, or MBS, market) by requiring the retention of a portion of the credit risk inherent in each pool of securitized assets and by imposing additional registration and disclosure requirements. Rules of federal regulators that implement the Dodd-Frank Act’s risk retention requirements generally require sponsors of asset-backed securities to retain at least 5% of the credit risk relating to the assets that underlie each issuance of such securities. These rules apply to securitization transactions backed by all types of self-liquidating financial assets, including residential and commercial loans and leases. While the full impact of such rules, the Dodd-Frank Act as a whole and other like-minded regulatory actions and potential actions cannot be fully assessed in the immediate term with respect to our business, they may adversely affect the availability or terms of financing from our lender counterparties whether or not they benefit our business in other ways (such as by causing more CRE borrowers to seek financing from non-bank lenders like us, which could lead to improved pricing).

Recent and future legislative and regulatory developments, such as amendments to key provisions of the Dodd-Frank Act and regulations thereunder, including provisions implementing the Volcker Rule and provisions setting forth capital and risk retention requirements may have an impact on the financial markets and financial services industry. For example, in June 2020, U.S. federal regulatory agencies amended the Volcker Rule’s restrictions on banking entities sponsoring and investing in certain covered hedge funds and private equity funds, including by adopting new exemptions allowing banking entities to sponsor and invest in credit funds, venture capital funds, customer facilitation funds and family wealth management vehicles. The amendments also reduced certain restrictions on extraterritorial fund activities and direct parallel or co-investments made alongside covered funds. The amendments will therefore expand the ability of banking entities to invest in and sponsor private funds. The ultimate consequences on our business remain uncertain and no assurances can be given whether these actions could have a material adverse effect on our results of operations, liquidity and financial condition.

Operational risks, including the risk of cyberattacks, may disrupt our businesses, result in losses and limit our growth.

We rely heavily on our and our Manager’s financial, accounting, treasury, communications and other data processing systems. These systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, these systems are from time to time subject to cyberattacks, which may continue to increase in sophistication and frequency in the future. Attacks on us and our Manager’s and service providers’ systems could involve attempts that are intended to obtain unauthorized access to our proprietary information or personal identifying information of our stockholders or borrowers (and their beneficial owners), destroy data or disable, degrade or sabotage our systems, including through the introduction of computer viruses and other malicious code.

Cybersecurity incidents and cyberattacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Our information and technology systems as well as those of our Manager and other related parties, such as service providers, may be vulnerable to damage or interruption from cybersecurity breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. As a result of the COVID-19 pandemic, we may face increased cybersecurity risks due to our reliance on internet technology and remote working arrangements, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Cyberattacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. There has been an increase in the frequency and sophistication of the cyber and security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us or our Manager because we hold a significant amount of confidential and sensitive information. As a result, we and our Manager may face a heightened risk of a security breach or disruption with respect to this information. If successful, these types of attacks on our or our Manager’s network or other systems could have a material adverse effect on us, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation. There can be no assurance that measures we or our Manager takes to ensure the integrity of our systems will provide protection, especially because cyberattack techniques used change frequently or are not recognized until successful.

If unauthorized parties gain access to this information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including non-public personal information related to stockholders or borrowers (and their beneficial owners) and material non-public information. Although we and our Manager have implemented, and our service providers may implement, various measures to manage risks relating to these types of events, these systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. We do not control the cybersecurity plans and systems put in place by third-party service providers, and these third-party service providers may have limited indemnification obligations to us or our Manager, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in our or our Manager’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders, material non-public information and the intellectual property and trade secrets and other sensitive information in the possession of us or our Manager. We or our Manager could be required to make a significant investment to remedy the effects of any failures, harm to our reputations, legal claims that we and our Manager may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity and other events that may materially and adversely affect us.

In addition, our business highly depends on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize our or our Manager’s, its employees’, or our investors’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our or our Manager’s computer systems and networks, or otherwise cause interruptions or malfunctions in our or our Manager’s, its employees’, or our investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if we or our Manager fail to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our investors to lose confidence in the effectiveness of our or our Manager’s security measures.

A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, could have a material adverse impact on our ability to continue to operate our business without interruption. Our and our Manager’s disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. We may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if we have more than $1.07 billion in annual gross revenues as of the end of our fiscal year (subject to adjustment for inflation), we have more than $700.0 million in market value of our stock held by non-affiliates as of the end of our most recently completed second fiscal quarter or we issue more than $1.0 billion of non-convertible debt over a three-year period.

Additionally, the JOBS Act permits an emerging growth company such as us to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards applicable to public companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the day we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

We cannot predict if investors will find our common stock less attractive because we may rely on any of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our per share trading price may be adversely affected and more volatile.

Accounting rules for certain of our transactions are highly complex and involve significant judgment and assumptions. Changes in accounting interpretations or assumptions could impact our ability to timely prepare consolidated financial statements, which could materially and adversely affect us.

Accounting rules for transfers of financial assets, securitization transactions, loan loss reserves and other potential aspects of our operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in preparation of financial information and the delivery of this information to our stockholders, including as a result of an increase in the number of loan modifications that we have processed and expect to process in the future due to the COVID-19 pandemic. Changes in accounting interpretations or assumptions could impact our consolidated financial statements and our ability to timely prepare consolidated financial statements that accurately reflect our financial condition, cash flows and results of operations in accordance with prevailing accounting standards. Our inability to timely prepare our consolidated financial statements in the future could materially and adversely affect us.

Risks Related to Our Relationship with Our Manager and its Affiliates

Our future success depends on our Manager and its access to the key personnel and investment professionals of our Sponsor and its affiliates.

We are externally managed and advised by our Manager, an investment adviser registered with the SEC pursuant to the Advisers Act. We have no direct employees or facilities. We rely completely on our Manager and its affiliates to provide us with investment advisory services, which, in the case of our Manager’s affiliates, are provided to our Manager pursuant to a services agreement with MRECS. Our Manager is an affiliate of MRECS and all of our officers are employees or principals of MRECS or its affiliates. Our Manager has significant discretion as to the implementation of our investment and operating policies and strategies.

Accordingly, we believe that our success depends to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the officers, key personnel and investment professionals of our Sponsor and its affiliates, including our Manager. Our Manager, through the officers, key personnel and investment professionals of our Sponsor and its other affiliates, will evaluate, negotiate, close and monitor our investments and advise us regarding maintenance of our REIT status and exclusion from registration under the 1940 Act; therefore, our success depends on their continued service. The departure of any of the officers, key personnel or investment professionals of our Sponsor or its affiliates could have a material adverse effect on us and our operations and/or subject us to compensation-related claims in connection with our 2016 Incentive Award Plan (the “2016 Plan”). To date, in connection with the departure of a certain executive from MRECS, 805,437 restricted stock units (“RSUs”) (292,731 time vesting and 512,706 performance vesting) we previously issued to the executive were cancelled in accordance with their terms. The former executive is challenging the basis for cancellation of the RSUs and seeking their reinstatement within an arbitration proceeding initiated by MRECS. He is also seeking to have us participate in such proceeding. If we are unable to establish that the cancellation of the RSUs was proper and in accordance with their terms, we may be obliged to issue additional RSUs and/or pay damages. Our Manager has assumed the defense in the foregoing matter and will indemnify us for any expenses or losses in connection with it.

We offer no assurance that our Manager will remain our investment manager or that we will continue to have access to the officers, key personnel and investment professionals of our Sponsor and its affiliates. The term of the Management Agreement with our Manager extends until the earlier of July 8, 2026 and the time at which all of our investments have been disposed of by a Complete Disposition (as defined in the Management Agreement). If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our investment strategy, which would materially and adversely affect us.

The personnel providing services to our Manager are not required to dedicate a specific portion of their time to the management of our business.

Neither our Sponsor nor any of its other affiliates is obligated to dedicate any specific personnel exclusively to our Manager, and in turn to us, nor will it or its personnel be obligated to dedicate any specific portion of their time to the management of our business other than the portion of our Manager’s time as is necessary and appropriate for our Manager to perform its services under the Management Agreement. As a result, we cannot provide any assurances regarding the amount of time our Manager or its affiliates will dedicate to the management of our business and our Manager and its affiliates may have conflicts in allocating its time, resources and services among our business and any other investment vehicles and accounts our Manager or its affiliates or their respective personnel may manage. Each of our officers is also an employee or principal of MRECS or its affiliates, who has now or may be expected to have significant responsibilities for other investment vehicles, whether focused on credit or equity investments, currently or in the future managed by our executive officers, our Manager or its affiliates. Consequently, we may not receive the level of support and assistance that we otherwise might receive if we were internally managed. Our Manager and its affiliates are not restricted from entering into other investment advisory relationships or from engaging in other business activities from time to time.

Our Manager manages our loan portfolio pursuant to very broad investment guidelines and is not required to seek the approval of our Board for each of our investment decisions, which may result in investment returns that are substantially below expectations or that result in material losses, which could materially and adversely affect us.

Our Manager is authorized to follow very broad investment guidelines that provide it with substantial discretion in our investment decisions. Our Board will periodically review and update our investment guidelines and will also periodically review our investment portfolio but is not required to review or approve specific investments. Our Manager will have great latitude within the broad parameters of the investment guidelines to be set by our Board in determining our investments and investment strategies, which could result in investment returns that are substantially below expectations or that result in material losses, which could materially and adversely affect us.

We may compete with other investment vehicles managed by our Sponsor or its affiliates, including our Manager, or have other conflicts of interest with our Sponsor or its affiliates, including our Manager, which may result in decisions that are not in the best interests of our stockholders.

From time to time, we may compete with other investment vehicles managed by our Sponsor or its affiliates, including our Manager, or our interests may conflict with those of our Sponsor or its affiliates including our Manager. Representatives of our Sponsor also serve on our Board. Certain of our pre-IPO stockholders have representatives on our Board. In addition, certain of our pre-IPO stockholders have an ownership position in our Manager. There can be no assurance that we will be able to adopt policies and procedures that adequately identify and address all of the conflicts of interest that may arise. Some examples of potential conflicts include:

•

Broad and Wide-Ranging Activities. Our Sponsor and its affiliates, including our Manager, engage in a broad spectrum of activities in the real estate industry. One or more of our Sponsor’s affiliates may have an investment strategy similar to ours, and therefore may engage in competing activities with us or otherwise may have business interests that conflict with ours.

•

Allocation of Investment Opportunities. Certain inherent conflicts of interest arise from the fact that our Sponsor, and its affiliates, including our Manager, will provide investment management and other services both to us and other investment vehicles or accounts they manage. Our Sponsor and its affiliates, including our Manager, are not restricted from entering into other investment advisory relationships or from engaging in other business activities from time to time. Our Sponsor and its affiliates, including our Manager, are not legally prohibited from forming or managing investment vehicles or accounts that would have an investment strategy that is substantially similar to our core investment strategy and, regardless, the existing and future investment vehicles or accounts managed by our Sponsor or its affiliates may from time to time invest in assets that overlap with our target assets. If any such situation arises, investment opportunities may be allocated between us and the other investment vehicles or accounts in a manner that may result in fewer investment opportunities being allocated to us than would have otherwise been the case. Our Sponsor and its affiliates may also give advice to other sponsored vehicles or accounts that differs from advice given to us by our Manager even if the underlying investment objectives are similar. While our Sponsor and its affiliates will seek to manage potential conflicts of interest in a fair and equitable manner, the strategies employed by our Sponsor and its affiliates in managing other sponsored vehicles or accounts could conflict with the strategies employed by our Manager in managing our business. The business decisions of our Sponsor and its other affiliates with respect to other investment vehicles or accounts may adversely affect the marketability, exit strategy, prices and availability of the assets, securities and instruments in which we invest. Conversely, participation in specific investment opportunities may be appropriate, at times, for both us and other investment vehicles or accounts sponsored by our Sponsor or its affiliates, which may result in us not participating in certain investment opportunities in which we would have otherwise participated. Additionally, prospective investors should note that we are not precluded from entering into other third-party joint ventures or additional co-investment arrangements that have the effect of diluting our stockholders beneficial interest in certain of our investments. Consequently, a stockholder’s indirect economic interest in each investment, expressed as a percentage of the overall economic interests in the investments, may vary substantially. Economically, certain investors may have more or less opportunity to profit or exposure to losses with respect to each investment. Our Board has discretion over these arrangements and stockholders will not have the right to participate therein (other than by virtue of their ownership of our common stock, to the extent of our interest in a joint venture or co-investment interest, as the case may be) unless specifically agreed with us and approved by our Board.

•

Variation in Financial and Other Benefits. A conflict of interest could arise where the financial or other benefits available to our Manager or its affiliates (including our pre-IPO stockholders who hold an ownership position in our Manager) differ among the accounts, clients, entities, funds and/or investment companies, including us, which we refer to collectively as Clients, that they manage. If the amount or structure of the base management fee, incentive fee and/or other fees payable to our Sponsor or its affiliates differs among Clients, or if our Sponsor establishes management entities other than our Manager that do not include similar third-party ownership or participation interests, our Sponsor or its affiliates might be motivated to prioritize more lucrative Clients over others, including us. Similarly, the desire to maintain assets under management or to enhance our Sponsor’s performance record or to derive other rewards, financial or otherwise, could cause our Sponsor or its affiliates to afford preferential treatment to those Clients that could most significantly benefit our Sponsor, which may not include us. Our Sponsor or its affiliates may, for example, have an incentive to allocate favorable or limited opportunity investments or structure the timing of investments to favor those Clients. Additionally, our Sponsor or its affiliates or their respective personnel might be motivated to favor Clients in which it or they have the most significant direct or indirect ownership interest, which might consist of Clients other than us.

•

Service Providers. Our service providers (including lenders, brokers, attorneys, and investment banking firms) may be sources of investment opportunities, counterparties therein or advisors with respect to those investment opportunities. This may influence our Manager in deciding whether to select a particular service provider. In addition, some service providers may be unavailable to us as a result of conflicts relating to other businesses of our Sponsor or its affiliates, including our Manager, and their respective transactions.

•

Material, Non-Public  Information. We, directly or through our Manager and its affiliates, may come into possession of material non-public information with respect to an issuer or borrower in which we have invested or may invest. Should this occur, our Manager may be restricted from buying or selling securities, derivatives or loans of the issuer or borrower on our behalf until such time as the information becomes public or is no longer deemed material. Disclosure of information to the personnel responsible for management of our business may be on a need-to-know basis only, and we may not be free to act upon any of that information. Therefore, we and/or our Manager may not have access to material non-public information in the possession of our Sponsor or its other affiliates which might be relevant to an investment decision to be made by our Manager on our behalf, and our Manager may initiate a transaction or purchase or sell an investment which, if the information had been known to it, may not have been undertaken. Due to these restrictions, our Manager may not be able to initiate a transaction on our behalf that it otherwise might have initiated and may not be able to purchase or sell an investment that it otherwise might have purchased or sold, which could negatively affect us.

•

Possible Future Activities. Our Sponsor and its affiliates, including our Manager, may expand the range of services that they provide over time. Except as and to the extent expressly provided in the Management Agreement and as they may expressly agree in writing, our Sponsor and its affiliates will not be restricted in the scope of their business or in the performance of any services (whether now offered or undertaken in the future) even if these activities could give rise to conflicts of interest, and whether or not the conflicts are specifically described herein.

•

Transactions with Other Vehicles or Accounts Managed by our Sponsor or its Affiliates. Though not currently expected, from time to time, we may enter into transactions with other vehicles or accounts managed by our Sponsor or its affiliates. These transactions will be conducted in accordance with the Management Agreement (including the requirement that the transactions be approved by us) and applicable laws and regulations

The structure of our Manager’s fees may not create effective incentives and may cause our Manager to make riskier investments.

We will pay our Manager base management fees irrespective of the performance of our investments. That may reduce our Manager’s incentive to devote sufficient effort to seeking attractive investment opportunities as compared to an arrangement in which all fees are performance-based. In addition, because the base management fees are based upon stockholders’ equity, our Manager may be incentivized to increase our equity even if doing so would dilute potential returns for our existing stockholders. On the other hand, our Manager is also entitled to receive incentive fees based on our quarterly performance. These incentive fees may lead our Manager to place undue emphasis on the maximization of short-term net income at the expense of effective risk management in order to achieve higher incentive fees (for example, by causing our Manager to underwrite investments that are generally riskier and more speculative and/or by being unduly aggressive in deploying capital such that we fail to maintain adequate liquidity). This could result in increased risk to our loan portfolio. Accordingly, the structure of our Manager’s fees may fail to promote effective alignment of interests between our Manager and us at any given time, which could materially and adversely affect us.

Termination of the Management Agreement would be costly.

Termination of the Management Agreement would be costly. If we default in the performance or observance of any material term, condition or covenant contained in the Management Agreement and our Manager terminates the Management Agreement, the Management Agreement provides that we will pay our Manager a termination fee equal to three times the sum of the average annual base management fee and the average annual incentive fee earned during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

We do not have, and do not intend to adopt, a policy that expressly prohibits our directors, officers, security holders or persons performing services on our behalf (including our Manager and its affiliates) from engaging for their own account in business activities of the types conducted by us.

We do not have, and do not intend to adopt, a policy that expressly prohibits our directors, officers, security holders or persons performing services on our behalf (including our Manager and its affiliates) from engaging for their own account in business activities of the types conducted by us. In addition, the Management Agreement with our Manager does not prevent our Sponsor or its affiliates, including our Manager, from engaging in additional management or investment opportunities, some of which could compete with us.

Our Manager’s liability is limited under the Management Agreement and we have agreed to indemnify our Manager against certain liabilities.

Pursuant to the Management Agreement, our Manager will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of our Board in following or declining to follow its advice or recommendations. Under the terms of the Management Agreement, our Manager, its officers, stockholders, members, managers, directors, employees, consultants and personnel and any person controlling or controlled by our Manager and any of those person’s officers, stockholders, members, managers, directors, employees, consultants and personnel and any person providing sub-advisory services to our Manager will not be liable to us, any subsidiary of ours, our Board, our stockholders or any subsidiary’s stockholders, members or partners for acts or omissions (including market movements or trade errors that may result from ordinary negligence, such as errors in the investment decision-making process or in the trade process) performed in accordance with and pursuant to the Management Agreement, except because of acts or omissions constituting fraud or gross negligence in the performance of our Manager’s duties under the Management Agreement or our Manager’s material breach of the Management Agreement, as determined by a judgment at first instance of a court of competent jurisdiction. We have agreed to indemnify our Manager, its officers, stockholders, members, managers, directors, employees, consultants, personnel, any person controlling or controlled by our Manager and any of those person’s officers, stockholders, members, managers, directors, employees, consultants and personnel and any person providing sub-advisory services to our Manager with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts or omissions of our Manager or such person made in good faith in the performance of our Manager’s duties under the Management Agreement and not constituting fraud or gross negligence in the performance of our Manager’s duties under the Management Agreement. As a result, we could experience poor performance or losses for which our Manager would not be liable.

Risks Related to Our Common Stock

We have not established a minimum dividend payment level, and we may be unable to generate sufficient cash flows from our operations to pay dividends to our stockholders at any time in the future at a particular level, or at all, which could materially and adversely affect us.

We are generally required to annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, for us to qualify as a REIT, which requirement we currently intend to satisfy through quarterly distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. Our ability to pay dividends may be adversely affected by a number of factors, including due to the COVID-19 pandemic and the risk factors described in this report. Any distributions we make to our stockholders will be at the discretion of our Board and will depend upon our historical and anticipated REIT taxable income, results of operations, financial condition, liquidity, financing agreements (including covenants), maintenance of our REIT qualification, our exclusion from registration under the

1940 Act, applicable provisions of the MGCL and such other factors as our Board deems relevant. We believe that a change in any one of the following factors could adversely impair our ability to pay dividends to our stockholders:

•	our ability to make investments that generate attractive risk-adjusted returns;
•	margin calls, obligations to accelerate repayment of financings or other expenses that reduce our cash flow;
•	defaults in our portfolio or decreases in the value of our portfolio, including as a result of the COVID-19 pandemic; and
•	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

As a result, no assurance can be given that we will be able to pay dividends to our stockholders at any time in the future or that the level of any distributions we do make to our stockholders will achieve our targeted yield or increase or even be maintained over time, any of which could materially and adversely affect us.

Because a limited number of stockholders, including affiliates of our Manager and members of our Sponsor’s senior management team and principals, own a substantial number of our shares, they may make decisions or take actions that may be detrimental to your interests.

As of December 31, 2021, affiliates of our Manager and our Sponsor’s senior management and principals owned approximately 8.9% of our common stock. By virtue of their voting power, these stockholders have the power to significantly influence our business and affairs and are able to influence the outcome of matters required to be submitted to stockholders for approval, including the election of our directors, amendments to our charter, mergers or sales of assets. The influence exerted by these stockholders over our business and affairs might not be consistent with the interests of some or all of our stockholders. In addition, the concentration of equity ownership may have the effect of delaying, deterring or preventing a change in control of our company, including transactions which would be in the best interests of our stockholders and would result in receipt of a premium to the price of shares of our common stock and therefore such concentration might negatively affect the market price of shares of our common stock.

Common stock eligible for future sale may have adverse effects on the market price of our common stock.

The sale of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. In addition, our common stock ownership is fairly concentrated which somewhat limits the liquidity of the market of our stock.  We can give no assurance that there will be greater liquidity in the trading market for our common stock in the future.  If there is a limited liquidity in the trading market for our common stock, a sale of a large number of shares or four common stock could be adversely disruptive to the market price of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

In connection with our initial public offering, we, our Manager, our executive officers, directors, director nominees, our existing stockholders and certain other persons agreed to be subject to lock-up agreements with the underwriters in our initial public offering that, subject to certain customary exceptions, restrict the sale of the 134,233,036 shares of our common stock held by them through May 1, 2022. The representatives of the underwriters may, in their sole discretion and without notice, release all or any portion of the shares of common stock subject to lock-up agreements.

Upon the expiration of the lock-up agreements described above, all of such 134,233,036 shares will be eligible for resale in a public market, subject, in the case of shares held by our affiliates, to volume, manner of sale and other limitations under Rule 144. However, commencing May 2, 2022, certain holders of our common stock will have the right, subject to certain exceptions and conditions, to require us to register the resale of their shares of common stock under the Securities Act, and they will have the right to participate in future registrations of securities by us. The shares covered by registration rights would represent approximately 28.9% of our total common stock outstanding as of December 31, 2021. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement.

In addition, we intend to file a registration statement on Form S-8 under the Securities Act to register shares of our common stock subject to issuance under the 2016 Plan. Shares covered by this registration statement will be eligible for sale in the public market, upon the expiration or release from the terms of the lock-up agreements or other substantially similar contractual restrictions, as applicable, and subject to the Rule 144 limitations applicable to affiliates and vesting of such shares, as applicable. The issuance of these shares and their subsequent sale could cause the market price of our common stock to decline.

As restrictions on resale end, the market price of shares of our common stock could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of shares of our common stock or other equity securities.

Purchases of our common stock by Morgan Stanley & Co. LLC for us under the 10b5-1 Purchase Plan may result in the market price of our common stock being higher than the price that otherwise might exist in the open market absent such a plan.

In connection with our initial public offering, we entered into an agreement (the “10b5-1 Purchase Plan”) with Morgan Stanley & Co. LLC. Pursuant to the 10b5-1 Purchase Plan, Morgan Stanley & Co. LLC, as our agent, agreed to buy in the open market up to $25.0 million in shares of our common stock in the aggregate during the period beginning December 6, 2021 and ending 12 months thereafter or, if sooner, the date on which all the capital committed to the 10b5-1 Purchase Plan has been exhausted. As of December 31, 2021, 215,626 had been purchased under the 10b5-1 Purchase Plan. Whether additional purchases will be made under the 10b5-1 Purchase Plan and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which we cannot predict. These activities may have the effect of maintaining the market price of our common stock or retarding a decline in the market price of the common stock, and, as a result, the market price of our common stock may be higher than the price that otherwise might exist in the open market absent such a plan.

Risks Related to Our Organization and Structure

Stockholders have limited control over changes in our policies and operations.

Our Board determines our major policies, including with regard to investments, financing, equity and debt capitalization, REIT qualification, exclusion from registration under the 1940 Act and distributions, among others. Our Board may amend or revise these and other policies without a vote of the stockholders. Under our charter and the MGCL, our stockholders generally have a right to vote only on the following matters:

•	the election or removal of directors;
•	the amendment of our charter, except that our Board, without stockholder approval, may amend our charter to:
o	change our name;
o	change the name or other designation or the par value of any class or series of stock and the aggregate par value of our stock;
o	increase or decrease the aggregate number of shares of stock that we have the authority to issue;
o	increase or decrease the number of our shares of any class or series of stock that we have the authority to issue; and
o	effect certain reverse stock splits;
•	our liquidation and dissolution; and
•	our being a party to certain mergers, conversions, consolidation, sale or other disposition of all or substantially all of our assets or statutory share exchange.

All other matters are subject to the discretion of our Board.

Avoiding the need to register under the 1940 Act imposes significant limits on our operations. Your investment return may be reduced if we are required to register as an investment company under the 1940 Act.

We intend to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the 1940 Act. Section 3(a)(1)(A) of the 1940 Act defines an investment company as any issuer that is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the 1940 Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities, and owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. Excluded from the term “investment securities,” among other things, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of “investment company” set forth in Section 3(c)(1) or Section 3(c)(7) of the 1940 Act.

We are organized as a holding company and conduct our businesses primarily through our subsidiaries. We intend to conduct our operations so that we comply with the 40% test. The securities issued by any wholly-owned or majority-owned subsidiaries that we may form in the future that are excepted from the definition of “investment company” based on Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities we may own, may not have a value in excess of 40% of the value of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We will monitor our holdings to ensure continuing and ongoing compliance with this test. In addition, we believe that we will not be considered an investment company under Section 3(a)(1)(A) of the 1940 Act because we will not engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our subsidiaries, we are primarily engaged in non-investment company businesses related to real estate.

The determination of whether an entity is a majority-owned subsidiary of our company is made by us. The 1940 Act defines a majority-owned subsidiary of a person as a company 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority-owned subsidiary of such person. The 1940 Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. Generally, we treat companies in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test. We have not requested that the SEC or its staff approve our treatment of any company as a majority-owned subsidiary, and neither the SEC nor its staff has done so. If the SEC or its staff were to disagree with our treatment of one or more companies as majority-owned subsidiaries, we would need to adjust our strategy and our assets in order to continue to pass the 40% test. Any such adjustment in our strategy or assets could have a material adverse effect on us.

We expect certain of our subsidiaries to qualify for the exclusion from the definition of “investment company” pursuant to Section 3(c)(5)(C) of the 1940 Act, which is available for certain entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” To qualify for the exclusion pursuant to Section 3(c)(5)(C), based on positions set forth by the staff of the SEC, each such subsidiary generally is required to hold (i) at least 55% of its assets in qualifying real estate assets and (ii) at least 80% of its assets in qualifying real estate assets and real estate-related assets. For our majority- or wholly-owned subsidiaries that will maintain this exclusion or another exclusion or exception under the 1940 Act (other than Section 3(c)(1) or Section 3(c)(7) thereof), our interests in these subsidiaries will not constitute “investment securities.” We expect each of our subsidiaries relying on Section 3(c)(5)(C) to rely on guidance published by the SEC staff or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets.

Any change in the interpretive positions of the SEC or its staff with respect to Section 3(c)(5)(C) of the 1940 Act could have a material adverse effect on us.

In general, the SEC staff takes the position that a qualifying real estate asset is an asset that represents an actual interest in real estate or is a loan or lien fully secured by real estate. The SEC staff also takes the position that an asset that can be viewed as being the functional equivalent of, and provide its holder with the same economic experience as, a direct investment in real estate (or in a loan or lien fully secured by real estate) may be considered to be a qualifying real estate asset for purposes of Section 3(c)(5)(C). On the other hand, the SEC staff generally takes the position that an asset is not a qualifying real estate asset for purposes of Section 3(c)(5)(C) if it is an interest in the nature of a security in another person engaged in the real estate business (e.g., fractionalized interests in individual or pooled mortgages).

The interpretive positions of the SEC or its staff may change. For example, on August 31, 2011, the SEC issued a concept release and request for comments regarding the exclusion provided by Section 3(c)(5)(C) (Release No. IC-29778) in which it contemplated the possibility of issuing new rules or providing new interpretations of the exemption that might, among other things, define the phrase “liens on and other interests in real estate” or consider sources of income in determining a company’s “primary business.” To the extent the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy or assets accordingly. There can be no assurance that we will be able to maintain this exclusion from registration for certain of our subsidiaries. In addition, we may be limited in our ability to make certain investments, and these limitations could result in a subsidiary holding assets we might wish to sell or selling assets we might wish to hold.

As a consequence of our seeking to avoid the need to register under the 1940 Act on an ongoing basis, we and/or our subsidiaries may be restricted from making certain investments or may structure investments in a manner that would be less advantageous to us than would be the case in the absence of such requirements. For example, these restrictions will limit the ability of our subsidiaries to invest directly in CMBS that represent less than the entire ownership in a pool of mortgage loans, debt and equity tranches of securitizations and certain asset-backed securities, and equity interests in real estate companies or in assets not related to real estate. Further, the mortgage-related investments that we acquire are limited by the provisions of the 1940 Act and the rules and regulations promulgated thereunder. We also may be required at times to adopt less efficient methods of financing certain of our mortgage-related investments, and we may be precluded from acquiring certain types of mortgage-related investments. Additionally, Section 3(c)(5)(C) of the 1940 Act prohibits us from issuing redeemable securities. If we fail to qualify for an exemption from registration as an investment company under the 1940 Act or an exclusion from the definition of an investment company, our ability to use leverage would be substantially reduced, and we would not be able to conduct our business as described in this report.

No assurance can be given that the SEC staff will concur with our classification of our or our subsidiaries’ assets or that the SEC staff will not, in the future, issue further guidance that may require us to reclassify those assets for purposes of qualifying for an exclusion or exemption from registration under the 1940 Act. To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon the definition of “investment company” and the exclusions or exceptions to that definition, we may be required to adjust our investment strategies accordingly.

Additional guidance from the SEC staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the investment strategies we have chosen. If the SEC or its staff take a position contrary to our view with respect to the characterization of any of the assets or securities we invest in, we may be deemed an unregistered investment company. Therefore, in order not to be required to register as an investment company, we may need to dispose of a significant portion of our assets or securities or acquire significant other additional assets that may have lower returns than our expected portfolio, or we may need to modify our business plan to register as an investment company, which would result in significantly increased operating expenses and would likely entail significantly reducing our indebtedness, which could also require us to sell a significant portion of our assets, which would likely reduce our profitability. We cannot assure you that we would be able to complete these dispositions or acquisitions of assets, or deleveraging, on favorable terms, or at all. Consequently, any modification of our business plan could have a material adverse effect on us.

There can be no assurance that we and our subsidiaries will be able to successfully avoid operating as an unregistered investment company. If the SEC determined that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would potentially be unable to enforce contracts with third parties and that third parties could seek to obtain rescission of transactions undertaken during the period for which it was established that we were an unregistered investment company. Any of these results would have a material adverse effect on us. Since we will not be subject to the 1940 Act, we will not be subject to its substantive provisions, including but not limited to, provisions requiring diversification of investments, limiting leverage and restricting investments in illiquid assets.

Rapid changes in the values of our other real estate-related investments may make it more difficult for us to maintain our qualification as a REIT or exclusion from registration under the 1940 Act.

If the market value or income potential of real estate-related investments declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or exclusion from registration under the 1940 Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-qualifying assets that we may own. We may have to make investment decisions that we otherwise would not make absent the REIT and 1940 Act considerations, which could materially and adversely affect us.

Our rights and the rights of our stockholders to recover on claims against our directors and officers are limited, which could reduce your and our recovery against them if they negligently cause us to incur losses.

Maryland law permits us to include in our charter a provision limiting the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from (a) actual receipt of an improper benefit or profit in money, property or services or (b) active and deliberate dishonesty established by a final judgment and which is material to the cause of action. Our charter contains a provision which eliminates directors’ and officers’ liability to the maximum extent permitted by Maryland law.

In addition our charter obligates us, to the maximum extent permitted by Maryland law in effect from time to time, to indemnify and, without requiring a preliminary determination of the ultimate entitlement to indemnification, pay or reimburse reasonable expenses in advance of final disposition of a proceeding to: (a) any present or former director or officer who is made or threatened to be made a party to, or witness in, the proceeding by reason of his or her service in that capacity; or (b) any individual who, while a director or officer of the Company and at our request, serves or has served as a director, officer, partner, member, manager, trustee, employee or agent of another corporation, real estate investment trust, partnership, limited liability company, joint venture, trust, employee benefit plan or other enterprise and who is made or threatened to be made a party to, or witness in, the proceeding by reason of his or her service in that capacity.

We also are permitted to purchase and maintain insurance or provide similar protection on behalf of any directors, officers, employees and agents, including our Manager and its affiliates, against any liability asserted which was incurred in any such capacity with us or arising out of that status. This may result in us having to expend significant funds, which will reduce the available cash for distribution to our stockholders.

Our charter contains provisions that make removal of our directors difficult, which could make it difficult for our stockholders to effect changes to our management or ownership.

Our charter provides that, subject to the rights of holders of one or more classes or series of preferred stock to elect or remove one or more directors, directors may be removed from office with or without cause, but only upon the affirmative vote of stockholders entitled to cast a majority of all of the votes entitled to be cast generally in the election of directors; provided that consent of the Almanac Realty Investors business unit of NB Alternatives Advisor LLC (“Almanac”) shall also be required to remove any director that is a designee of Almanac. Vacancies on our Board, whether resulting from an increase in the number of directors or otherwise, will be filled by a majority vote of the remaining directors; provided that for so long as Almanac directly or indirectly owns 4.9% or more of the outstanding shares of our common stock and for so long as Fuyou Investment Management Limited (“Fuyou”) is an affiliate of Ping An Insurance (Group) Company of China, Ltd. (“Ping An”) and Fuyou, together with other affiliates of Ping An, owns 4.9% or more of the outstanding shares of common stock, respectively, if a vacancy on our Board occurs at any time with respect to any director that was designated for nomination by either Almanac or Fuyou, then a new designee of Almanac or Fuyou, as the case may be, will be nominated for election to serve, and will be elected, as a new director in accordance with our organizational documents. These requirements make it more difficult to change our management by removing and replacing directors and may prevent a change in control of the Company that is in the best interests of our stockholders.

Our charter does not permit any person to own more than (a) 9.6%, in value or in number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our common stock, or (b) 9.6% in value of the aggregate of the outstanding shares of our capital stock, and any attempt to acquire shares of our common stock or any of our capital stock in excess of these ownership limits will not be effective without a prior exemption by our Board.

For us to qualify as a REIT under the Code, not more than 50% of the value of our outstanding stock may be owned directly or indirectly, by five or fewer individuals during the last half of a taxable year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. For the purpose of preserving our qualification as a REIT for federal income tax purposes, our charter prohibits beneficial or constructive ownership by any person of more than a certain percentage, currently 9.6%, in value or in number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our common stock or more than a certain percentage, currently 9.6%, in value of the aggregate of the outstanding shares of our capital stock.

The constructive ownership rules are complex and may cause shares of the outstanding common stock owned by a group of related individuals or entities to be deemed to be constructively owned by another individual or entity. As a result, the acquisition of less than 9.6% of our outstanding shares of common stock or our capital stock by an individual or entity could cause another individual or entity to own constructively in excess of 9.6% of our outstanding shares of common stock or our capital stock, respectively, and thus violate one of the ownership limits. Any attempt to own or transfer shares of our common stock in violation of the ownership limits without the consent of our Board will result in either (a) the transfer of the shares in question to a trust for the exclusive benefit of a charitable beneficiary, or (b) the transfer being void, with the ultimate determination depending on the circumstances surrounding the transfer in question. In either case, the purported transferee shall acquire no rights in any shares purported to be transferred in excess of the ownership limits.

The ownership limits may have the effect of precluding a change in control of us by a third-party, even if the change in control would be in the best interests of our stockholders or would result in receipt of a premium to the price of shares of our common stock (and even if the change in control would not reasonably jeopardize our REIT status). The exemptions to the ownership limit granted to date may limit our Board’s power to increase the ownership limit or grant further exemptions in the future.

Our bylaws designate certain Maryland courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that Court does not have jurisdiction, the U.S. District Court for the District of Maryland, Northern Division, shall be the sole and exclusive forum for the following: any derivative action or proceeding brought on our behalf, other than actions arising under U.S. federal securities laws; and any Internal Corporate Claim, as such term is defined in the MGCL, or any successor provision thereof, including, without limitation (i) any action asserting a claim of breach of any duty owed by any of our present or former directors, officers or other employees to the corporation or to our stockholders; (ii) any action asserting a claim against us or any of our present or former directors, officers or other employees arising pursuant to any provision of the MGCL or our charter or bylaws; or (iii) any action asserting a claim against us or any of our present or former directors, officers or other employees that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving these matters in other jurisdictions, which could materially and adversely affect us.

In addition, our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any claim arising under the Securities Act. Although our bylaws contain the choice of forum provisions described above, it is possible that a court could rule that such provisions are inapplicable for a particular claim or action or that such provisions are unenforceable. For example, under the Securities Act, federal courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. In addition, the exclusive forum provisions described above do not apply to any actions brought under the Exchange Act.

Some provisions of our charter and bylaws and Maryland law may delay, deter or prevent takeover attempts, which may limit the opportunity of our stockholders to sell their shares at a favorable price.

Some of the provisions of Maryland law and our charter and bylaws discussed below could make it more difficult for a third-party to acquire us, even if doing so might be beneficial to our stockholders by providing them with the opportunity to sell their shares at a premium to the then current market price.

Issuance of Stock Without Stockholder Approval. Our charter authorizes our Board, without stockholder approval, to authorize the issuance of up to 500,000,000 shares of common stock, $0.01 par value per share, and up to 10,000,000 shares of preferred stock, $0.01 par value per share, of which 125 shares are classified as 12.5% Series A Redeemable Cumulative Preferred Stock. Our charter authorizes a majority of our entire Board, without stockholder approval, to amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of shares of stock of any class or series that we have authority to issue. In addition, our Board, without stockholder approval, may reclassify any unissued shares of our common stock or preferred stock and may set the preferences, conversions or other rights, voting powers and other terms of the classified or reclassified shares. The issuance of any preferred stock could materially and adversely affect the rights of holders of our common stock and, therefore, could reduce the market price of our common stock. In addition, specific rights granted to future holders of our preferred stock could be used to restrict our ability to merge with, or sell assets to, a third-party. The power of our Board to cause us to issue preferred stock could, in certain circumstances, make it more difficult, delay, deter, prevent or make it more costly to acquire or effect a change in control that might involve a premium price for shares of our common stock or otherwise be in the best interest of our stockholders.

Advance Notice Bylaw. Our bylaws contain advance notice procedures for the introduction by a stockholder of new business by a stockholder. These provisions could, in certain circumstances, discourage proxy contests and make it more difficult for you and other stockholders to elect stockholder-nominated directors and to propose and, consequently, approve stockholder proposals opposed by management.

Certain Provisions of Maryland Law. Certain provisions of the MGCL may have the effect of inhibiting a third-party from acquiring us or of impeding a change of control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of the shares, including:

•

“business combination” provisions that, subject to limitations, prohibit certain business combinations between an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding shares of voting stock or an affiliate or associate of the corporation who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation) or an affiliate of any interested stockholder and us for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes two super-majority stockholder voting requirements on these combinations; and

•

“control share” provisions that provide that holders of “control shares” of our company (defined as voting shares of stock that, if aggregated with all other shares of stock owned or controlled by the acquirer or in respect of which the acquirer is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of issued and outstanding “control shares,” subject to certain exceptions) have no voting rights except to the extent approved by stockholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all interested shares.

Pursuant to the Maryland Business Combination Act, our Board adopted a resolution exempting any business combination with any other person, provided that the business combination is first approved by the Board. Consequently, the five-year prohibition and the supermajority vote requirements do not apply to business combinations between us and any person, provided that the business combination is first approved by the Board. As a result, any person may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the supermajority vote requirements and the other provisions of the statute.

As permitted by the MGCL, our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions of our stock. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

Additionally, Title 3, Subtitle 8 of the MGCL permits our Board, without stockholder approval and regardless of what currently is provided in our charter or bylaws, to implement certain takeover defenses, such as a classified board, some of which we do not have.

U.S. Federal Income Tax Risks

Failure to maintain our qualification as a REIT would materially and adversely affect us and the market price of our common stock.

We have elected to be taxed as a REIT commencing with our taxable year ended December 31, 2015. We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT under the Code, and that our intended manner of operation will enable us to meet the requirements for qualification and taxation as a REIT. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT and cannot assure you that we so qualify. If we fail to qualify as a REIT or lose our REIT qualification, we will face serious tax consequences that would substantially reduce the funds available for distribution to our stockholders for each of the years involved because:

•	we would not be allowed a deduction for distributions to our stockholders in computing our REIT taxable income and would be subject to regular U.S. federal corporate income tax;
•	we also could be subject to increased state and local taxes; and
•	unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.

Any such corporate tax liability could be substantial and would reduce our cash available for, among other things, our operations and distributions to our stockholders. In addition, if we fail to maintain our qualification as a REIT, we will not be required to pay dividends to our stockholders. As a result of all these factors, our failure to maintain our qualification as a REIT also could impair our ability to expand our business and raise capital, and would materially and adversely affect us and the market price of our common stock. Furthermore, we have from time to time owned direct or indirect interests in one or more entities that elected to be taxed as REITs under the Code. We refer to each such entity as a Subsidiary REIT. If a Subsidiary REIT was to fail to qualify as a REIT, then (i) the Subsidiary REIT would face the tax consequences described above, and (ii) the Subsidiary REIT’s failure to qualify as a REIT could have an adverse effect on our ability to comply with the REIT income and asset tests, and thus could impair our ability to qualify as a REIT unless we could avail ourselves of certain relief provisions.

Qualification as a REIT involves the application of highly technical and complex provisions of the Code for which there are only limited judicial and administrative interpretations.

The determination of various factual matters and circumstances not entirely within our control may affect our ability to maintain our qualification as a REIT. In order to maintain our qualification as a REIT, we must satisfy a number of requirements, including requirements regarding the ownership of our stock, requirements regarding the composition of our assets and a requirement that at least 95% of our gross income in any year must be derived from qualifying sources. Also, we must pay dividends to our stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may materially adversely affect our investors, our ability to maintain our qualification as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow, which could materially and adversely affect us.

Even if we maintain our qualification as a REIT for federal income tax purposes, we may be subject to some federal, state and local income, property and excise taxes on our income or property, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure and, in certain cases, a 100% penalty tax, in the event we sell property as a dealer. In addition, any TRSs that we own will be subject to tax as regular corporations in the jurisdictions in which they operate.

Complying with REIT requirements may force us to liquidate, restructure or forego otherwise attractive investments.

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities, stock in REITs and other qualifying real estate assets, including certain mortgage loans and certain kinds of MBS and debt instruments of publicly offered REITs. The remainder of our investments in securities (other than government securities and REIT qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and securities that are qualifying real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio, or contribute to a TRS, otherwise attractive investments, and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the income or asset requirements for qualifying as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Liquidation of assets may jeopardize our REIT qualification or create additional tax liability for us.

To continue to qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

The failure of mortgage loans or CMBS subject to a repurchase agreement or a mezzanine loan to qualify as real estate assets would adversely affect our ability to qualify as a REIT.

When we enter into repurchase agreements, we will nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase the sold assets. We believe that we will be treated for U.S. federal income tax purposes as the owner of the assets that are the subject of any of these agreements notwithstanding that these agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the repurchase agreement, in which case we could fail to qualify as a REIT.

In addition, we may acquire and originate mezzanine loans, which are loans secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% gross income test. Although Revenue Procedure 2003-65 provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We may treat certain mezzanine loans that do not meet all of the requirements for reliance on this safe harbor as real estate assets giving rise to qualifying mortgage interest for purposes of the REIT asset and income requirements, or otherwise not adversely affecting our qualification as a REIT. There can be no assurance that the IRS will not challenge the tax treatment of these mezzanine loans, and if such a challenge were sustained, we could in certain circumstances be required to pay a penalty tax or fail to qualify as a REIT.

We may be required to report REIT taxable income for certain investments in excess of the economic income we ultimately realize from them.

We may acquire debt instruments in the secondary market for less than their face amount. The amount of the discount will generally be treated as “market discount” for U.S. federal income tax purposes. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made, unless we elect to include accrued market discount in income as it accrues. Principal payments on certain loans are made monthly, and consequently accrued market discount may have to be included in income each month as if the debt instrument were assured of ultimately being collected in full. If we collect less on the debt instrument than our purchase price plus the market discount we previously reported as income, we may not be able to benefit from any offsetting loss deductions.

In addition, we may acquire distressed debt investments, or loans that become “non-performing” following our acquisition thereof, that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under applicable Treasury Regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower. In that event, we may be required to recognize taxable gain to the extent the principal amount of the modified debt exceeds our adjusted tax basis in the unmodified debt, even if the value of the debt or the payment expectations have not changed.

Moreover, some of the CMBS that we may acquire may have been issued with original issue discount, or OID. We will be required to report such OID based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such CMBS will be made. If such CMBS turns out not to be fully collectible, an offsetting loss deduction will become available only in the later year that uncollectibility is provable.

Finally, in the event that any debt instrument that we acquire is delinquent as to mandatory principal and interest payments, or in the event payments with respect to a particular debt instrument are not made when due, we may nonetheless be required to continue to recognize the unpaid interest as REIT taxable income as it accrues, despite doubt as to its ultimate collectability. We may also be required to accrue interest income with respect to subordinate MBS at its stated rate regardless of whether corresponding cash payments are received or are ultimately collectable. In each case, while offsetting loss deduction generally should be available to us when the interest was determined to be uncollectible, the utility of that deduction could depend on our having REIT taxable income in that later year or thereafter.

The “taxable mortgage pool” rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.

Securitizations by us or our subsidiaries could result in the creation of taxable mortgage pools, or TMPs, for U.S. federal income tax purposes. As a result, we could have “excess inclusion income.” Certain categories of stockholders, such as non-U.S. stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to any excess inclusion income. In addition, to the extent that our common stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business taxable income, or UBTI, we may incur a corporate level tax on a portion of any excess inclusion income. Moreover, we could face limitations in selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

Our ownership of TRSs is subject to certain restrictions, and we will be required to pay a 100% penalty tax on certain income or deductions if our transactions with our TRSs are not conducted on arm’s length terms.

From time to time we may own interests in one or more TRSs. A TRS is a corporation other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a TRS. If a TRS owns more than 35% of the total voting power or value of the outstanding securities of another corporation, such other corporation will also be treated as a TRS. Other than some activities relating to lodging and health care facilities, a TRS may generally engage in any business, including activities that generate fee income that would be nonqualifying income for purposes of the REIT gross income tests or the provision of customary or non-customary services to tenants of its parent REIT. A TRS is subject to federal income tax as a regular C corporation. In addition, a 100% excise tax will be imposed on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s length basis.

A REIT’s ownership of securities of a TRS is not subject to the 5% or 10% asset tests applicable to REITs. Not more than 20% of the value of a REIT’s total assets may be represented by securities of TRSs, and not more than 25% of the value of a REIT’s total assets may be represented by securities (including securities of one or more TRSs), other than those securities includable in the 75% asset test. We anticipate that the aggregate value of the stock and securities of any TRSs that we own will be less than 20% of the value of our total assets, and together with any other nonqualifying assets that we own will be less than 25% of the value of our total assets, and we will monitor the value of these investments to ensure compliance with applicable ownership limitations. In addition, we intend to structure our transactions with any TRSs that we own to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the above limitations or to avoid application of the 100% excise tax discussed above.

To maintain our REIT status, we may be forced to raise capital during unfavorable market conditions or pay dividends in the form of taxable stock distributions, and the unavailability of capital on favorable terms at the desired times, or at all, may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, which could materially and adversely affect us.

To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year (determined without regard to the dividends paid deduction and excluding net capital gains), and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our REIT taxable income (determined without regard to the dividends paid deduction and including net capital gains) each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our net capital gains, and 100% of our undistributed income from prior years. To maintain our REIT status and avoid the payment of federal income and excise taxes, we may need to raise capital to meet the REIT distribution requirements, even if the then-prevailing market conditions are not favorable for raising capital. These capital needs could result from differences in timing between the actual receipt of income and inclusion of income for federal income tax purposes. For example, we may be required to accrue interest and discount income on mortgage loans, MBS, and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on the assets. Our access to third-party sources of capital depends on a number of factors, including the market’s perception of our growth potential, our current and potential leverage, our outstanding equity on an actual and fully diluted basis and our current and potential future results of operations, liquidity, and financial condition. We cannot assure you that we will have access to capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, which could materially and adversely affect us. Alternatively, we may make taxable in-kind distributions of our own stock, which may cause our stockholders to be required to pay income taxes with respect to such distributions in excess of any cash they receive, or we may be required to withhold taxes with respect to such distributions in excess of any cash our stockholders receive.

Dividends payable by REITs, including us, generally do not qualify for the reduced tax rates available for some dividends, which may negatively affect the value of our common stock.

“Qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates are generally subject to tax at preferential rates, currently at a maximum federal rate of 20%. Dividends payable by REITs, however, generally are not eligible for the preferential tax rates applicable to qualified dividend income. However, U.S. stockholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (e.g., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning after December 31, 2017 and before January 1, 2026. Although this deduction reduces the effective U.S. federal income tax rate applicable to certain dividends paid by REITs (generally to 29.6% assuming the stockholder is subject to the 37% maximum rate), such tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. Accordingly, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-

REIT corporations that pay dividends, which could materially and adversely affect the value of the stock of REITs, including the per share trading price of our common stock.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate exposure or currency fluctuations will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if (A) the instrument hedges either (i) interest rate risk on liabilities used to carry or acquire real estate assets or (ii) currency fluctuations with respect to items of income that qualify for purposes of the REIT 75% or 95% gross income tests or assets that generate such income or (B) the transaction is entered into to hedge the income or loss from prior hedging transactions, where the property or indebtedness which was the subject of the prior hedging transaction was extinguished or disposed of, and, in any such case, such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains, or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in such TRS.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, that would be treated as sales for U.S. federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held as inventory or primarily for sale to customers in the ordinary course of business. We could be subject to this tax if we were to sell or securitize loans in a manner that was treated as a sale of the loans as inventory or primarily for sale to customers in the ordinary course of business for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans, other than through a TRS, and we may be required to limit the structures we use for securitization transactions, even though such sales or structures might otherwise be beneficial for us.

In connection with our acquisition of certain assets, we may rely on legal opinions or advice rendered or given or statements by the issuers of such assets, and the inaccuracy of any conclusions of such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate-level tax.

When purchasing securities, we may rely on opinions or advice of counsel for the issuer of the securities, or statements made in related offering documents, for purposes of determining whether the securities represent debt or equity securities for U.S. federal income tax purposes, and also to what extent those securities constitute qualifying real estate assets for purposes of the REIT asset tests and produce income which qualifies under the 75% and 95% REIT gross income tests. The inaccuracy of any these opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate-level tax.

Legislative or other actions affecting REITs materially and adversely affect our stockholders and us.

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could materially and adversely affect our stockholders and us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the federal income tax consequences of such qualification, or the federal income tax consequences of an investment in us. Also, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in other entities more attractive relative to an investment in a REIT.

General Risks

If we fail to implement and maintain an effective system of internal control, we may not be able to accurately determine our financial results or prevent fraud, which could materially and adversely affect us.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We may in the future discover areas of our internal controls that need improvement. We cannot be certain that we will be successful in implementing or maintaining an effective system of internal control over our financial reporting. Furthermore, as we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. Additionally, the existence of any material weakness or significant deficiency would require our Manager to devote significant time and us to incur significant expense to remediate any material weaknesses or significant deficiencies and our Manager may not be able to remediate any material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our financial results, which could materially and adversely affect us.

The obligations associated with being a public company will require significant resources and attention from our Manager’s senior management team.

As a public company with listed equity securities, we will need to comply with new laws, regulations and requirements, including the requirements of the Exchange Act, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, related regulations of the SEC and requirements of the NYSE, with which we were not required to comply as a private company. The Exchange Act requires that we file annual, quarterly and current reports with the SEC. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal control over financial reporting. These reporting and other obligations will place significant demands on our Manager’s senior management team, administrative, operational and accounting resources and will cause us to incur significant expenses. We may need to upgrade our systems or create new systems, implement additional financial and other controls, reporting systems and procedures, and create or outsource an internal audit function. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired.

The impact of any future terrorist attacks and the potential unavailability of affordable terrorism insurance expose us to certain risks.

Terrorist attacks, the anticipation of any such attacks, and the consequences of any military or other response by the U.S. and its allies may have an adverse impact on the U.S. financial markets and the economy in general. We cannot predict the severity of the effect that any such future events would have on the U.S. financial markets, the economy or our business. Any future terrorist attacks could adversely affect the credit quality of some of our investments. Some of our investments will be more susceptible to such adverse effects than others, particularly those secured by properties in major cities or properties that are, or are in close proximity to, prominent landmarks or public attractions. To the extent that protests, riots or other forms of civil unrest have a material adverse effect on our borrowers’ businesses or have the effect of decreasing demand for commercial real estate in such metropolitan areas, including as a result of a general decline in the desire to live, work in or travel to such metropolitan areas, the value of our investments, and our business, financial condition, liquidity, results of operations and prospects may be materially and adversely affected. We may suffer losses as a result of the adverse impact of any future terrorist attacks or civil unrest and these losses may materially and adversely affect us.

In addition, the enactment of the Terrorism Risk Insurance Act of 2002, or TRIA, and the subsequent enactments of the Terrorism Risk Insurance Program Reauthorization Act of 2007, which extended TRIA through the end of 2014, and the Terrorism Risk Insurance Program Reauthorization Act of 2015, which extended TRIA through the end of 2020, requires insurers to make terrorism insurance available under their property and casualty insurance policies and provides federal compensation to insurers for insured losses. However, this legislation does not regulate the pricing of such insurance and there is no assurance that this legislation will be extended beyond 2020. The absence of affordable insurance coverage may adversely affect the general real estate lending market, lending volume and the market’s overall liquidity and may reduce the number of suitable investment opportunities available to us and the pace at which we are able to make investments. If the properties that we invest in are unable to obtain affordable insurance coverage, the value of those investments could decline and in the event of an uninsured loss, we could lose all or a portion of our investment.

The market price of our common stock may fluctuate significantly.

The capital and credit markets have recently experienced a period of extreme volatility and disruption. The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance.

Some of the factors that could negatively affect the market price of our common stock include:

•	our actual or projected operating results, financial condition, cash flows and liquidity, or changes in investment strategy or prospects, including as a result of the COVID-19 pandemic;
•	actual or perceived conflicts of interest between us and our Manager or its affiliates or personnel;
•	equity or equity-related issuances by us, or share resales by our stockholders, or the perception that such issuances or resales may occur;
•	our inability to raise capital on attractive terms when needed, including the loss of one or more major financing sources;
•	our inability to originate investments with attractive risk-adjusted returns;
•	actual, anticipated or perceived accounting or internal control problems;
•	publication of research reports about us, the CRE industry, CRE debt on transitional assets or interest rates;
•	changes in market valuations of similar companies;
•	adverse market reaction to any increased leverage we incur in the future;
•	additions to or departures of key personnel of our Sponsor or its affiliates, including our Manager, or their key personnel;
•	speculation in the press or investment community about us or other similar companies;
•

changes in market interest rates, which may lead investors to demand a higher distribution yield for our common stock, if we have begun to pay dividends to our stockholders, and which could result in increased interest expenses on our debt;

•	a compression of the yield on our investments and an increase in the cost of our liabilities;
•	failure to maintain our REIT qualification and our exclusion from registration under the 1940 Act;
•	price and volume fluctuations in the overall stock market from time to time;
•	a prolonged economic slowdown, a lengthy or severe recession or declining real estate values, including as a result of the COVID-19 pandemic;
•

general market and economic conditions, and trends including inflationary concerns and the current state of the credit and capital markets, and the impact of natural disasters, prolonged civil unrest, political instability or uncertainty, military activities, or broad-based sanctions, should they continue for the long term or escalate, global health crises, such as the outbreak of COVID-19, and other events on market and economic conditions;

•

significant volatility in the market price and trading volume of securities of publicly-traded REITs or other companies in our sector, which are not necessarily related to the operating performance of these companies, including the recent volatility and disruption caused by the COVID-19 pandemic;

•	changes in law, regulatory policies or tax guidelines, or interpretations thereof, particularly with respect to REITs;
•	changes in the value of our portfolio, including as a result of the COVID-19 pandemic;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts, including as a result of the COVID-19 pandemic;
•	operating performance of companies comparable to us;
•	level of competitive pressures from time to time;
•	short-selling pressure with respect to shares of our common stock or commercial mortgage REITs generally;
•	uncertainty surrounding the strength of the U.S. economic recovery;
•	concerns regarding the high-yield debt market; and
•	the other factors described under “Risk Factors.”

As noted above, market factors unrelated to our performance could also negatively impact the market price of our common stock. One of the factors that investors may consider in deciding whether to buy or sell our common stock is our distribution rate as a percentage of our stock price relative to market interest rates. If market interest rates increase, prospective investors may demand a higher distribution rate or seek alternative investments paying higher dividends or interest. As a result, interest rate fluctuations and conditions in the capital markets can affect the market price of our common stock. For instance, if interest rates rise, it is likely that the market price of our common stock will decrease as market rates on interest-bearing securities increase.

Future offerings of debt or equity securities, which would rank senior to our common stock, may adversely affect the market price of our common stock.

If we decide to issue debt or equity securities in the future that would rank senior to our common stock, those securities generally will have a preference to our receipt of dividends and liquidation payments. It is likely that those securities will also be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and those securities, as well as other equity securities we issue, may result in dilution to owners of our common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future offerings. Thus holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters office, which is leased by our manager’s affiliate, is located at 60 Columbus Circle, 20th Floor, New York, New York, 10023.  We consider these facilities to be suitable and adequate for the management and operations of our business.  Refer to Schedule III included in Item 8 of this Form 10-K for a listing of properties owned as of December 31, 2021.

Item 3. Legal Proceedings.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business.  As of December 31, 2021, we were not involved in any material legal proceedings.  Refer to Note 13 to our consolidated financial statements for information on our commitments and contingencies.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION FOR COMMON STOCK, HOLDERS OF RECORD AND DIVIDEND POLICY

On November 3, 2021, our common stock began trading on the NYSE under the symbol “CMTG.” As of March 1, 2022, there were approximately 66 stockholders of record of our common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.

We intend to pay regular quarterly dividends to our stockholders, although all future distributions will be declared and paid at the discretion of the Board of Directors and will depend upon cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Directors deems relevant.

The following table sets forth the dividends declared during each calendar quarter for 2021, 2020, and 2019:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2021 Cash dividend paid	$0.37	$0.37	$0.37	$0.37
2020 Cash dividend paid	$0.43	$0.44	$0.37	$0.37
2019 Cash dividend paid	$0.44	$0.44	$0.41	$0.46

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

None.

ISSUER PURCHASES OF EQUITY SECURITIES

We entered into an agreement (the “10b5-1 Purchase Plan”) with Morgan & Stanley Co. LLC, pursuant to which Morgan Stanley & Co. LLC, as the Company’s agent, will buy in the open market up to $25.0 million in shares of the Company’s common stock in the aggregate during the period beginning on December 6, 2021 and ending 12 months thereafter or, if sooner, the date on which all the capital committed to the 10b5-1 Purchase Plan will require Morgan Stanley & Co. LLC to purchase for the Company shares of the Company’s common stock when the market price per share is below the book value per common share, subject to certain daily limits prescribed by the 10b5-1 Purchase Plan.

The following table presents information with respect to the repurchase of common stock of the Company during period from December 6, 2021 through December 31, 2021 (in thousands, except for share data and average price paid per share):

Period	Total number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announce Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
December 6, 2021 - December 31, 2021	215,626	$16.71	215,626	$21,398

EQUITY COMPENSATION PLAN INFORMATION

Our equity compensation plan information required by this item will be included in the Proxy Statement to be filed relating to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

PERFORMANCE GRAPH

The information below shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act. The following graph is a comparison of the cumulative total stockholder return on shares of our common stock, the Russell 2000 Index (the “Russell 2000”), and the Bloomberg REIT Mortgage Index, a published industry index, from November 3, 2021 (the date our common stock began trading on the NYSE) to December 31, 2021. The graph assumes that $100 was invested on November 3, 2021 in our common stock, the Russell 2000 and the Bloomberg REIT Mortgage Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

Total Return Performance
110.00
105.00
100.00
95.00
90.00
11/3/2021
12/31/2021
CMTG
Russell 2000
BBG REIT Mortgage Index

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.  In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Part 1. Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

Introduction

We are a CRE finance company focused primarily on originating senior and subordinate loans on transitional CRE assets located primarily in major U.S. markets, including mortgage loans secured by a first priority or subordinate mortgage on transitional CRE assets, and subordinate loans including mezzanine loans secured by a pledge of equity ownership interests in the direct or indirect property owner rather than directly in the underlying commercial properties. These loans are subordinate to a mortgage loan but senior to the property owner’s equity ownership interests. Transitional CRE assets are properties that require repositioning, renovation, rehabilitation, leasing, development or redevelopment or other value-added elements in order to maximize value. We believe our Sponsor’s real estate development, ownership and operations experience and infrastructure differentiates us in lending on these transitional CRE assets. Our objective is to be a premier provider of debt capital for transitional CRE assets and, in doing so, to generate attractive risk-adjusted returns for our stockholders over time, primarily through dividends. We strive to create a diversified investment portfolio of CRE loans that we generally intend to hold to maturity. We focus primarily on originating loans ranging from $50 million to $300 million on transitional CRE assets located in major U.S. markets with attractive fundamental characteristics supported by macroeconomic tailwinds.

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

Recent Market Conditions

Since the onset of COVID-19, the global impact of the outbreak has rapidly evolved, and more normalized activities have resumed. However, despite federal and state government intervention, including economic stimulus measures, and vaccine availability, the prolonged duration and the severity of the COVID-19 pandemic and its impact remain highly uncertain and could have a material adverse effect on our business. Such impacts include supply chain disruptions, labor shortages, return-to-work, inflation, and are highly uncertain and cannot be predicted at this time. For additional information on the factors that impacted us to date, and which may continue to, see Item 1A, “Risk Factors”.

I. Key Financial Measures and Indicators

As a CRE finance company, we believe the key financial measures and indicators for our business are net income per share, dividends declared per share, Distributable Earnings per share, Net Distributable Earnings per share, book value per share, adjusted book value per share, Net Debt-to-Equity Ratio and Total Leverage Ratio. During the year ended December 31, 2021, we had net income per share of $1.27, declared dividends of $1.48 per share, had Distributable Earnings per share of $1.25, and had Net Distributable Earnings of $1.25 per share. As of December 31, 2021, our book value per share was $18.35, our adjusted book value per share was $18.88, our Net-Debt-to-Equity Ratio was 1.7x, and our Total Leverage Ratio was 2.1x. We use Net Debt-to-Equity Ratio and Total Leverage Ratio, financial measures which are not prepared in accordance with GAAP, to evaluate our financial leverage, which in the case of our Total Leverage Ratio, makes certain adjustments that we believe provide a more conservative measure of our financial condition.

Net Income Per Share and Dividends Declared Per Share

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share (in thousands, except share and per share data):

	Year Ended
	December 31, 2021	December 31, 2020
Net income attributable to common stock	$170,537	$202,378
Weighted average shares of common stock outstanding, basic and diluted(1)	134,539,645	132,980,316
Basic and diluted net income per share of common stock	$1.27	$1.52
Dividends declared per share of common stock	$1.48	$1.61

(1)

Amounts for the year ended December 31, 2020 includes 877,498 fully vested RSUs, of which were 584,767 delivered on April 4, 2021 and excludes 1,097,293 shares of common stock underlying unvested RSUs that vested in full in connection with the Company’s initial public offering in November 2021.

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

The following table provides a reconciliation of net income attributable to common stock to Distributable Earnings and Net Distributable Earnings (in thousands, except share and per share data):

	Year Ended
	December 31, 2021	December 31, 2020
Net income attributable to common stock:	$170,537	$202,378
Adjustments:
Incentive fees - affiliate	—	7,766
Incentive fees attributable to the JV	—	(68)
Non-cash equity compensation expense	8,812	5,670
Gain on foreclosure of real estate owned	(1,430)	—
Other income	(5,855)	—
Charge-offs of current expected credit loss reserve	(1,761)	—
Provision for (reversal of) current expected credit loss(1)	(8,962)	6,000
Income tax expense (benefit)	—	—
Depreciation expense	7,113	—
Distributable Earnings	$168,454	$221,746
Less: incentive fee adjustments	$—	$(7,698)
Net Distributable Earnings	$168,454	$214,048
Weighted average shares of common stock outstanding, basic and diluted(2)	134,539,645	132,980,316
Basic and diluted earnings per share	$1.27	$1.52
Distributable Earnings per share, basic and diluted	$1.25	$1.67
Net Distributable Earnings per share, basic and diluted	$1.25	$1.61

(1)	Prior to the adoption of ASU 2016-13 on January 1, 2021, this adjustment was reflected as provision for loan losses.
(2)

Amounts for the year ended December 31, 2020 includes 877,498 fully vested RSUs, of which 584,767 were delivered on April 4, 2021 and excludes 1,097,293 shares of common stock underlying unvested RSUs that vested in full in connection with the Company’s initial public offering.

Book Value Per Share

The following table sets forth the calculation of our book value per share (in thousands, except share and per share data):

	December 31, 2021	December 31, 2020
Total Stockholders’ Equity(1)	$2,604,267	$2,622,386
Non-controlling interest	(37,636)	(35,286)
Preferred Stock	—	(125)
Stockholders’ Equity, Net of Preferred Stock and Non- controlling interest	$2,566,631	$2,586,975
Number of Shares of Common Stock Outstanding at Period End(1)	139,840,088	133,726,218
Book Value per share(2)	$18.35	$19.35

(1)

Includes 7,306,984 shares of our common stock outstanding at December 31, 2020, that are classified as redeemable common stock on our balance sheet. The stockholder’s contractual redemption right terminated upon completion of our initial public offering in November 2021, at which point the shares previously subject to that right were reclassified as common stock on our balance sheet.

(2)

Calculated as (i) total stockholders’ equity less non-controlling interest and preferred stock divided by (ii) number of shares of common stock outstanding at period end, which as of December 31, 2020 includes 877,498 shares of common stock underlying RSUs that were vested in full but not yet settled.

We believe that presenting book value per share adjusted for the general allowance for loan losses and accumulated depreciation is useful for investors as it enhances the comparability to prior years. Our lenders consider book value per share prior to the general allowance for loan losses and accumulated depreciation as an important metric related to our overall capitalization and we believe disclosing book value per share prior to the general allowance for loan losses and accumulated depreciation is important to investors such that they have the same visibility.

The following table sets forth the calculation of our adjusted book value per share (in thousands):

December 31, 2021
Book Value per share	$18.35
Add back: accumulated depreciation on real estate owned	0.05
Add back: general allowance for loan losses	0.48
Adjusted Book Value per share	$18.88

II. Our Portfolio

The below table summarizes our loan portfolio as of December 31, 2021 (dollars in thousands):

					Weighted Average(3)
	Number of Investments(1)	Number of Loans(1)	Loan Commitment(2)	Unpaid Principal Balance	All-In Yield(4)	Term to Fully Extended Maturity(5)	LTV(7)
Senior loans(6)	55	93	$7,426,332	$6,343,758	5.5%	3.3	67.5%
Subordinate loans	5	6	263,006	259,046	10.4%	2.7	68.2%
Total / Weighted Average	60	99	$7,689,338	$6,602,804	5.7%	3.3	67.6%

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
(4)

All-in yield represents the weighted average annualized yield to initial maturity of each loan within our loan portfolio, inclusive of coupon, origination fees, exit fees, and extension fees received, based on the applicable floating benchmark rate (if applicable), including LIBOR floors (if applicable), as of December 31, 2021.

(5)	Term to fully extended maturity is measured in years. Fully extended maturity assumes all extension options are exercised by the borrower upon satisfaction of the applicable conditions.
(6)

Includes contiguous subordinate loans (i.e., loans for which we also hold the mortgage loan) representing loan commitments of $831.7 million, and aggregate unpaid principal balance of $723.6 million as of December 31, 2021.

(7)    LTV represents “loan-to-value” or “loan-to-cost”, which is calculated as our total loan commitment from time to time, as if fully funded, plus any financings that are pari passu with or senior to our loan, divided by our estimate of either (1) the value of the underlying real estate, determined in accordance with our underwriting process (typically consistent with, if not less than, the value set forth in a third-party appraisal) or (2) the borrower’s projected, fully funded cost basis in the asset, in each case as we deem appropriate for the relevant loan and other loans with similar characteristics. Underwritten values and projected costs should not be assumed to reflect our judgment of current market values or project costs, which may have changed materially since the date of origination including, without limitation, as a result of the COVID-19 pandemic. LTV is updated only in connection with a partial loan paydown and/or release of collateral, material changes to expected project costs, the receipt of a new appraisal (typically in connection with financing or refinancing activity) or a change in our loan commitment.

Loan Portfolio Activity and Overview

The following table summarizes changes in unpaid principal balance within our loan portfolio, for both our loans and for our interests in loans (i.e., loans in which we have acquired an interest in a loan for which the transferor did not account for the transaction as a sale under GAAP) (dollars in thousands):

	Three Months Ended December 31, 2021			Year Ended December 31, 2021
	Loans Receivable	Interests in Loans Receivable	Total	Loans Receivable	Interests in Loans Receivable	Total
Unpaid principal balance, beginning of period	$6,009,765	$436,788	$6,446,553	$6,152,331	$338,957	$6,491,288
Initial funding of loans	1,489,174	—	1,489,174	2,331,328	—	2,331,328
Advances on loans	190,144	19,329	209,473	692,489	120,500	812,989
Loan repayments	(1,197,505)	(294,551)	(1,492,056)	(2,580,669)	(297,891)	(2,878,560)
Transfer to real estate owned, net	—	—	—	(103,901)	—	(103,901)
Principal charge-offs	(1,761)	—	(1,761)	(1,761)	—	(1,761)
Sale of loans receivable	(48,579)	—	(48,579)	(48,579)	—	(48,579)
Total net fundings (repayments)	431,473	(275,222)	156,251	288,907	(177,391)	111,516
Unpaid principal balance, end of period	$6,441,238	$161,566	$6,602,804	$6,441,238	$161,566	$6,602,804

The following table details our loan investments individually based on unpaid principal balances as of December 31, 2021 (in thousands):

Loan Number(1)	Loan type	Origination Date	Loan Commitment(2)	Principal Outstanding	Carrying Value	Fully Extended Maturity(6)	Property Type	Construction	Location	Risk Rating
1	Senior	11/1/2019	390,000	390,000	388,336	11/1/2026	Multifamily	-	NY	3
2	Senior	12/16/2021	405,000	359,066	355,655	6/16/2027	Multifamily	-	CA	3
3	Senior	10/18/2019	330,000	290,139	289,032	10/18/2024	For Sale Condo	Y	CA	3
4	Senior	7/12/2018	290,000	290,000	290,783	8/1/2023	Hospitality	-	NY	4
5	Senior	12/30/2021	257,963	257,963	256,516	12/30/2026	Multifamily	-	VA	2
6	Senior	12/27/2018	210,000	207,548	207,474	2/1/2025	Mixed-use	-	NY	4
7	Senior	8/14/2019	193,129	193,129	193,533	8/15/2022	Hospitality	-	NY	3
8	Senior	9/7/2018	192,600	192,600	192,066	10/18/2024	Land	-	NY	3
9	Senior	7/26/2021	225,000	191,074	189,120	7/26/2026	Hospitality	-	GA	3
10	Senior	12/30/2021	184,500	184,500	183,465	12/30/2026	Multifamily	-	VA	2
11	Senior	6/29/2018	200,727	161,566	161,864	8/9/2023	Mixed-use	Y	NY	2
12	Senior	9/30/2019	167,500	155,208	154,958	9/9/2024	Office	-	NY	3
13	Senior	10/4/2019	263,000	152,579	152,014	10/1/2025	Mixed-use	Y	DC	3
14	Senior	2/28/2019	150,000	150,000	150,000	2/28/2024	Office	-	CT	3
15	Senior	1/9/2018	148,500	148,500	148,490	1/9/2024	Hospitality	-	VA	3
16	Senior	12/30/2021	147,500	147,500	146,930	12/30/2025	Multifamily	-	PA	3
17	Senior	9/27/2019	258,400	140,401	138,551	9/26/2026	Office	-	GA	3
18(8)	Senior	3/9/2018	144,056	136,602	136,302	12/31/2022	For Sale Condo	Y	NY	4
19	Senior	8/8/2019	154,999	134,573	133,716	8/8/2026	Multifamily	-	CA	3
20	Senior	9/20/2019	225,000	131,957	130,061	12/31/2025	For Sale Condo	Y	FL	3
21	Senior	12/10/2021	130,000	130,000	128,910	12/10/2026	Multifamily	-	VA	3
22	Senior	9/24/2021	127,535	121,172	120,093	9/24/2027	Hospitality	-	TX	3
23	Senior	4/29/2019	120,000	119,377	119,269	4/29/2024	Mixed-use	-	NY	3
24(7)	Senior	9/21/2018	116,020	116,020	116,211	10/1/2021	Land	-	NY	4
25	Senior	7/20/2021	113,500	113,500	112,860	7/20/2026	Multifamily	-	IL	3
26	Senior	2/13/2020	124,810	111,101	110,477	2/13/2025	Office	-	CA	3
27	Senior	9/2/2021	166,812	106,857	104,484	9/2/2026	Other	Y	GA	3
28(7)	Senior	6/8/2018	104,250	104,250	105,343	1/15/2022	Land	-	NY	4
29	Senior	12/15/2021	103,000	103,000	102,087	12/15/2026	Multifamily	-	TN	3
30	Senior	10/11/2017	97,500	97,500	97,393	10/31/2023	Hospitality	-	CA	3
31	Senior	8/2/2021	100,000	94,405	93,696	8/2/2026	Office	-	CA	3
32	Senior	12/30/2021	92,537	92,537	92,018	12/30/2025	For Sale Condo	-	VA	3
33	Senior	3/31/2020	87,750	87,750	87,750	2/9/2025	Office	-	TX	3
34	Senior	7/10/2018	81,380	81,380	77,530	7/10/2025	Hospitality	-	CA	4
35	Senior	11/13/2018	77,500	77,500	77,435	1/22/2022	Office	-	NY	4
36(7)	Subordinate	3/29/2018	75,579	75,579	76,069	1/26/2021	Land	-	NY	4

Loan Number(1)	Loan type	Origination Date	Loan Commitment(2)	Principal Outstanding	Carrying Value	Fully Extended Maturity(6)	Property Type	Construction	Location	Risk Rating
37	Senior	4/5/2019	75,500	75,500	75,452	4/5/2024	Mixed-use	-	NY	3
38	Senior	12/14/2018	74,100	74,100	73,944	12/14/2023	Multifamily	-	DC	2
39	Senior	8/26/2021	84,810	68,503	67,730	8/27/2026	Office	-	GA	3
40(7)	Senior	8/2/2019	67,000	67,000	67,000	1/30/2022	Land	-	NY	4
41	Senior	12/22/2021	76,350	62,376	61,618	12/22/2026	Multifamily	-	TX	3
42	Senior	8/29/2018	60,000	60,000	59,900	8/31/2023	Hospitality	-	NY	3
43	Senior	4/1/2020	141,084	54,132	52,810	4/1/2026	Office	Y	TN	3
44	Senior	6/3/2021	79,600	46,700	45,990	6/3/2026	Other	-	MI	3
45	Senior	3/22/2021	110,135	37,851	36,974	3/22/2026	Other	Y	MA	3
46	Senior	6/13/2018	35,721	35,721	35,699	6/13/2023	Multifamily	-	PA	1
47	Subordinate	12/21/2018	31,300	31,300	31,457	6/21/2022	Land	-	NY	3
48	Senior	4/18/2019	30,000	30,000	29,950	5/1/2023	Office	-	MA	3
49	Senior	8/7/2017	26,830	26,830	26,998	8/7/2022	For Sale Condo	-	NY	2
50	Subordinate	7/2/2021	30,200	26,240	26,026	7/2/2024	Land	-	FL	3
51(5)	Senior	1/15/2020	25,500	25,500	25,755	5/9/2022	Office	-	IL	3
52	Senior	12/30/2021	141,791	19,958	18,540	12/30/2026	Mixed-use	Y	FL	3
53	Senior	4/29/2021	17,500	17,500	17,541	4/29/2023	Land	-	PA	3
54	Senior	11/2/2021	77,115	8,260	7,495	11/2/2026	Multifamily	Y	FL	3
55	Senior	11/24/2021	60,255	-	(603)	11/24/2026	Multifamily	Y	NV	3
Total/Weighted Average floating rate loans(3)			7,500,838	6,414,304	6,380,767

56	Subordinate	12/9/2021	125,000	125,000	124,693	1/1/2027	Office	-	IL	3
57	Senior	8/2/2019	36,040	36,040	36,249	2/2/2024	For Sale Condo	-	NY	3
58(7)	Senior	7/1/2019	15,000	15,000	15,000	12/30/2020	Other	-	Other	5
59	Senior	5/5/2017	11,533	11,533	11,533	1/1/2023	Other	-	Other	5
60	Subordinate	8/2/2018	927	927	927	8/2/2023	Other	-	NY	2
Total/Weighted Average fixed rate loans(3)			188,500	188,500	188,402
Allowance for loan losses					(67,024)
Grand Total			7,689,338	6,602,804	6,502,145
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
(4)

As of December 31, 2021, all of our floating rate loans were indexed to one-month LIBOR, which was 0.10%. All-in yield represents the weighted average annualized yield to initial maturity of each loan within our portfolio, inclusive of coupon, origination fees and exit fees, based on the applicable floating benchmark rate (if applicable), including LIBOR floors (if applicable), as of December 31, 2021.

(5)	Subsequent to December 31, 2021, this loan was repaid in full.
(6)	Fully extended maturity assumes all extension options are exercised by the borrower upon satisfaction of the applicable conditions.
(7)	We are actively pursuing resolutions to these loans.
(8)

Includes a fixed-rate loan with an unpaid principal balance of $33.5 million and a loan commitment of $39.7 million, which shares the same collateral as floating rate loans with an outstanding principal balance of $103.1 million and a loan commitment of $104.4 million at December 31, 2021.

Real Estate Owned, Net

On February 8, 2021, we foreclosed on the portfolio of hotel properties through a Uniform Commercial Code foreclosure. Prior to February 8, 2021, the hotel portfolio represented the collateral for the $103.9 million mezzanine loan that we held, which was in default as a result of the borrower failing to pay debt service. The hotel portfolio appears as real estate owned, net on our balance sheet and, as of December 31, 2021, was encumbered by a $290.0 million securitized senior mortgage, which is included as a liability on our balance sheet. Refer to Note 4 to our consolidated financial statements for additional details.

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

Our Manager reviews our entire loan portfolio at least quarterly, undertakes an assessment of the performance of each loan, and assigns it a risk rating between “1” and “5,” from least risk to greatest risk, respectively. The weighted average risk rating of our total loan exposure was 3.1 at December 31, 2021.

Current Expected Credit Losses and Loan Risk Ratings

On January 1, 2021, we adopted ASU 2016-13, which implemented the CECL accounting model. Following adoption, we recorded a $78.3 million cumulative effect adjustment to retained earnings.

During year ended December 31, 2021, the Company recorded net current expected credit loss reserve reversals of $9.0 million, which included a principal charge-off of $1.8 million, thus reducing the total allowance for loan losses to $73.5 million as of December 31, 2021. The decline was primarily attributable to expectations of improving macroeconomic conditions and actual improvements in operating results for many collateral properties adversely affected by COVID-19, as well as principal repayments on loans with allowances for credit losses and changes in unfunded commitments, offset in part by the impact of newly originated loans in the fourth quarter of 2021.

In December 2021, the Company received principal repayments of $81.7 million on a senior loan with an outstanding principal balance of $95.0 million, and a maturity date of May 31, 2021, and recorded a principal charge-off of $1.8 million. Following the repayment the maturity date of the loan was extended to January 1, 2023. As of December 31, 2021, the loan had a specific loan loss allowance of $0.3 million, which represents additional collectible interest through the extended maturity date as the loan remains on non-accrual status.

Prior to the adoption of ASU 2016-13, the Company had recorded a $6.0 million provision for loan losses against a loan to the personal estate of a former borrower, which had an outstanding principal balance and a carrying value of $15.0 million. The loan is on non-accrual status and is in maturity default. The amount of the loan loss provision is based on the difference between the net present value of the projected cash flows of the loan and its carrying value. We continue to actively pursue a resolution to this loan.

Portfolio Financing

Our portfolio financing arrangements include repurchase facilities, asset-specific financing structures, mortgages on real estate owned and Secured Term Loan borrowings.

The following table summarizes our loan portfolio financing (dollars in thousands):

	December 31 2021
	Capacity	Unpaid Principal Balance(1)	Weighted Average Coupon(2)
Repurchase agreements	$4,065,000	$3,274,508	L + 2.00%
Repurchase agreement - Side Car	271,171	215,003	L + 4.50%
Loan participations sold	168,322	168,322	L + 3.79%
Notes payable	48,000	48,000	L + 4.00%
Secured Term Loan	762,717	762,717	S + 4.50%
Debt related to real estate owned	290,000	290,000	L + 2.78%
Total / weighted average	$5,605,210	$4,758,550	S/L + 2.65%

(1)

Excludes unamortized deferred financing costs relating to loan participations sold of $0.6 million as of December 31, 2021. Excludes unamortized deferred financing costs relating to our Secured Term Loan of $23.0 million as of December 31, 2021. Excludes unamortized deferred financing costs relating to our debt related to real estate owned of $0.2 million as of December 31, 2021.

(2)

Weighted average coupon is based on unpaid principal balance and excludes LIBOR floors. One-month LIBOR as of December 31, 2021 was 0.10%. One-month SOFR as of December 31, 2021 was 0.05%.  Fixed rate loans are presented as a spread over the relevant floating benchmark rates.

Refer to Note 5 to our consolidated financial statements for additional details on financings.

Repurchase Agreements

We finance certain of our loans using secured revolving repurchase facilities. As of December 31, 2021, aggregate borrowings outstanding under our secured revolving repurchase facilities totaled $3.5 billion, with a weighted average coupon of one-month LIBOR plus 2.16% per annum. All weighted averages are based on unpaid principal balance. As of December 31, 2021, outstanding borrowings under these facilities had a weighted average term to fully extended maturity (assuming we exercise all extension options and our counterparty agrees to such extension options) of 3.3 years.

Each of the secured revolving repurchase facilities involves “margin maintenance” provisions, which are designed to allow the repurchase lender to maintain a certain margin of credit enhancement against the loan assets which serve as collateral. The lender’s margin amount is typically based on a percentage of the market value of the loan asset and/or mortgaged property collateral. However, certain of our repurchase facilities permit valuation adjustments solely as a result of collateral-specific credit events, while other repurchase facilities contain provisions also allowing our lenders to make margin calls or require additional collateral upon the occurrence of adverse changes in the markets or interest rate or spread fluctuations, subject to minimum thresholds, among other factors. Since inception through December 31, 2021, we have not received any margin calls under any of our repurchase facilities.

Loan Participations Sold

We finance certain investments via the sale of a participation in the loans we own, however we present the loan participation sold as a liability on our consolidated balance sheet because such arrangement does not qualify as a sale under GAAP. In instances where we have multiple loan participations with the same lender, the financings are generally not cross-collateralized. Each of our loan participations sold is generally match-termed to its corresponding loan collateral. As of December 31, 2021, we had two loans financed with separate participations sold to two counterparties.

Notes Payable

We finance certain investments on a match-term, non-recourse basis with such financings collateralized by our loans, which we refer to as notes payable. Each of our notes payable is generally match-termed to its corresponding loan collateral. As of December 31, 2021, one of our loans was financed with notes payable.

At December 31, 2021, we have one note payable with a par value and a carrying value of $48.0 million collateralized by an investment and cash collateral with a combined carrying value of $116.5 million. The note accrues interest at LIBOR plus 4.00%, subject to a LIBOR floor of 2.43%, and reached its extended maturity on January 4, 2022, at which point the initial maturity was further extended to July 5, 2022 and the maximum maturity was extended to January 4, 2023.  We have incurred $1.0 million in financing costs related to this note payable as of December 31, 2021.

Secured Term Loan

On August 9, 2019, we entered into our Secured Term Loan of $450.0 million. Our Secured Term Loan is collateralized by a pledge of equity in certain subsidiaries and their related assets, as well as a first priority security interest in selected assets. On December 1, 2020, our Secured Term Loan was modified to increase the aggregate principal amount by $325.0 million, increase the interest rate, and increase the quarterly amortization payment. Our Secured Term Loan is presented net of any original issue discount and transaction expenses which are deferred and recognized as a component of interest expense over the life of the loan using the effective interest method.

On December 2, 2021, we entered into a modification of our Secured Term Loan which reduced the interest rate to the greater of (i) 1-month SOFR plus a 0.10% credit spread adjustment and (ii) 0.50%, plus a credit spread of 4.50%.  As of December 31, 2021, our Secured Term Loan has an unpaid principal balance of $762.7 million and a carrying value of $739.8 million.  The Secured Term matures on August 9, 2026.  We have incurred $29.8 million in financing costs related to the Secured Term Loan.

Our Secured Term Loan includes various customary affirmative and negative covenants, including, but not limited to, reporting requirements and certain operational restrictions, including restrictions on dividends, distributions or other payment from our subsidiaries.

Debt Related to Real Estate Owned

On February 8, 2021 we assumed a $300.0 million securitized senior mortgage in connection with a Uniform Commercial Code foreclosure on a portfolio of seven limited service hotels located in New York, New York. In June 2021, we modified the securitized senior mortgage, which resulted in an extension of the contractual maturity date to February 9, 2024, a principal repayment of $10.0 million, and the payment of $7.6 million of fees and modification costs, among other items. The securitized senior mortgage is non-recourse to us. Our debt related to real estate owned as of December 31, 2021 has an outstanding principal balance of $290.0 million, a carrying value of $289.8 million and a stated rate of L+2.78%, subject to a LIBOR floor of 0.75%. We have incurred $0.2 million in financing costs related to this debt.

For the period from February 8, 2021 through December 31, 2021, we recognized $15.6 million of interest expense related to our debt related to real estate owned, net, $6.3 million of which was in connection with the modification of the securitized senior mortgage.

As of December 31, 2021, we were in compliance with all financial covenants under our financings.

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

The following table summarizes non-consolidated senior interests and related retained subordinate interests as of December 31, 2021 (dollars in thousands):

Non-Consolidated Senior Interests	Loan Count	Loan Commitment	Unpaid Principal Balance	Carrying Value	Coupon(1)	Term to Fully Extended Maturity (in years)(2)(3)
Floating rate non-consolidated senior loans	4	$213,000	$204,279	N/A	L + 4.39%	0.8
Retained floating rate subordinate loans	5	152,062	147,403	147,949	L + 10.24%	0.6
Fixed rate non-consolidated senior loans	2	$867,000	$859,660	N/A	3.47%	4.9
Retained fixed rate subordinate loans	2	125,927	125,927	125,620	8.49%	5.0

(1)	Floating rate non-consolidated senior interests are indexed to one-month LIBOR, which was 0.10% at December 31, 2021. Weighted average is based on unpaid principal balance.
(2)	Weighted average is based on unpaid principal balance.
(3)

Term to fully extended maturity is determined based on the maximum maturity of each of the corresponding loans, assuming all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.

Floating and Fixed Rate Portfolio

Our business model seeks to minimize our exposure to changing interest rates by originating floating rate loans and as much as possible, match-funding the duration of our financing of such loans and using the same benchmark indices, typically one-month LIBOR. As of December 31, 2021, 96.6% of our loans based on unpaid principal balance were floating rate, and 85.4% of our floating rate loans based on unpaid principal balance had interest rate floors tied to LIBOR, providing protection against certain decreases in prevailing interest rates, and our floating rate loans were all financed with liabilities that require interest payments based on floating rates also determined by reference to one-month LIBOR plus a spread, which resulted in approximately $1.6 billion of net floating rate exposure.

The following table details our net floating rate exposure as of December 31, 2021 (dollars in thousands):

Net Floating Rate Exposure
Floating rate assets(1)	$6,380,841
Floating rate liabilities(1)	(4,738,550)
Net floating rate exposure	$1,642,291

(1)	Our floating rate loans and related liabilities are all indexed to one-month LIBOR or SOFR. One-month LIBOR and one-month SOFR as of December 31, 2021 were 0.10% and 0.05%, respectively.

In addition, certain of our loans and financings have floors associated with the benchmark indices that determine the applicable rate on such loans and financings. As of December 31, 2021, 85.4% of our floating rate loans were subject to a one-month LIBOR floor, while 44.6% of our floating rate financings were subject to one-month LIBOR or SOFR floors. As of December 31, 2021, all of the loans held in our portfolio which are subject to a one-month LIBOR floor had one-month LIBOR floors greater than one-month LIBOR. The weighted average one-month LIBOR floor of our floating rate loans based on December 31, 2021 unpaid principal balance was 1.1%. The weighted average one-month LIBOR or SOFR floor of our financings based on December 31, 2021 unpaid principal balance was 0.3%. The LIBOR or SOFR floor on all of our financings which are subject to floors, all had a floors greater than one-month LIBOR or SOFR of 0.10% or 0.05%, respectively, as of December 31, 2021.

LIBOR and certain other floating rate benchmark indices to which our floating rate loans and other loan agreements are tied to, are the subject of recent national, international and regulatory guidance and proposals for reform. On March 5, 2021, the Financial Conduct Authority of the United Kingdom, or the FCA, which regulates

LIBOR’s administrator, ICE Benchmark Administration Limited, or IBA, announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023 (and that all other

LIBOR tenors will cease to be published or will no longer be representative either after December 31, 2021 or after June 30, 2023). The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated using short-term repurchase agreements backed by Treasury securities, as its preferred alternative rate for USD LIBOR

Our agreements generally allow for a new interest rate index to be used if LIBOR is no longer available.  While the impact that the phasing out of LIBOR will have on the Company is not yet determinable, we have begun and expect to continue to utilize alternative rates referenced in our agreements or negotiate a replacement reference rate for LIBOR.

Refer to “Quantitative and Qualitative Disclosures About Market Risk—LIBOR as our Reference Rate” below for additional information.

As of December 31, 2021, one-month LIBOR was 0.10% and our loan portfolio by one-month LIBOR floor level, including fixed rate loans for which LIBOR is not applicable, was as follows (dollars in thousands):

	Total Loan Portfolio by LIBOR Floor Levels
One-month LIBOR Floor Range	Unpaid Principal Balance	% Total	Cumulative% of Total Loan Portfolio
2.00% - 2.50%	1,333,912	20%	20%
1.50% - 1.99%	1,381,483	21%	41%
1.00% - 1.49%	976,857	15%	56%
0.50% - 0.99%	210,930	3%	59%
< 0.50%	1,545,111	23%	83%
No floor	932,548	14%	97%
Total Floating Rate Loans	$6,380,841
Total Fixed Rate Loans	221,963	3%	100%
Total Loans	$6,602,804

As of December 31, 2021, we held five fixed rate investments with unpaid principal balances totaling $188.5 million and a weighted average coupon of 9.02% based on unpaid principal balance. Additionally, an investment that we classify as floating rate has a fixed component with an unpaid principal balance of $33.5 and coupon of 17.4%. We do not employ interest rate derivatives (interest rate swaps, caps, collars or swaptions) to hedge our loan portfolio’s cash flow or fair value exposure to increases in interest rates, but we may do so in the future.

Results of Operations – Years Ended December 31, 2021 and 2020:

	Years Ended
	December 31, 2021	December 31, 2020	$ Change	% Change
Revenue
Interest and related income	$415,263	$445,940	$(30,677)	-6.9%
Less: interest and related expense	196,232	172,232	24,000	13.9%
Net interest income	219,031	273,708	(54,677)	-20.0%
Revenue from real estate owned	27,984	—	27,984	100.0%
Total revenue	247,015	273,708	(26,693)	-9.8%
Expenses
Management fees - affiliate	39,135	38,960	175	0.4%
Incentive fees - affiliate	—	7,766	(7,766)	-100.0%
Equity compensation	8,812	5,670	3,142	55.4%
General and administrative expenses	12,591	9,004	3,587	39.8%
Expenses from real estate owned	32,194	—	32,194	100.0%
Total expenses	92,732	61,400	31,332	51.0%
Realized loss on sale of investments	(141)	(640)	499	-78.0%
Gain on foreclosure of real estate owned	1,430	—	1,430	100.0%
Other income	5,855	—	5,855	100.0%
(Provision for) reversal of current expected credit loss reserve	8,962	(6,000)	14,962	-249.4%
Net income	$170,389	$205,668	$(35,279)	-17.2%
Net (loss) income attributable to non-controlling interests	$(164)	$3,259	$(3,423)	-105.0%
Net income attributable to preferred stock	$16	$31	$(15)	-48.4%
Net income attributable to common stock and redeemable common stock	$170,537	$202,378	$(31,841)	-15.7%
Net income per share of common stock and redeemable common stock
Basic	$1.27	$1.52	$(0.25)	-16.4%
Diluted	$1.27	$1.52	$(0.25)	-16.4%
Dividend declared per share	$1.48	$1.61

Comparison of the years ended December 31, 2021 and 2020

Revenue

Revenue decreased $26.7 million during the year ended December 31, 2021, as compared to the year ended December 31, 2020. The decrease is primarily due to a decrease in net interest income of $54.7 million, offset by an increase in revenue from real estate owned during the year ended December 31, 2021, as compared to the year ended December 31, 2020.

The decrease in net interest income was driven by (i) a decrease in interest and related income of $30.7 million primarily due to the repayment of loans with an outstanding principal balance of $2.9 billion, the impact of non-accrual loans, as well as, greater prepayment fees earned during the year ended December 31, 2020; offset in part, by (ii) interest and related income earned on newly originated loans of $2.3 billion, and (iii) an increase in interest and related expense of $24.0 million during the year ended December 31, 2021, as compared to the year ended December 31, 2020, arising from a net increase in our secured financings, including the impact of increasing our term loan’s interest rate on December 1, 2020, partially offset by (iv) an increase of $28.0 million of revenue from real estate owned earned in connection with our real estate owned which we acquired legal title to on February 8, 2021.

Expenses

Expenses are primarily comprised of base management fees payable to our Manager, incentive fees payable to our Manager, equity compensation expense, general and administrative expenses, and expenses from real estate owned. Expenses increased by $31.3 million, net, during the year ended December 31, 2021, as compared to the year ended December 31, 2020 primarily due to increases in:

(i) Expenses from real estate owned of $32.2 million incurred during the year ended December 31, 2021, due to operating expenses and depreciation incurred by the portfolio of hotels on which we acquired legal title to on February 8, 2021. These expenses include depreciation expense of $7.1 million. Similar expenses were not incurred during the year ended December 31, 2020 as we did not own any real estate assets during such period;

(ii) General and administrative expenses increased $3.6 million during the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily due to one-time general and administrative expenses incurred relating to the modification of our secured term loan and the modification of our debt related to real estate owned totaling $4.7 million,  $0.8 million of professional fees incurred in connection with our non-accrual loans, and an increase in general operating expenses incurred in connection with being a newly public company of $3.3 million. This was partially offset by $5.2 million of expenses relating to dead deals that were incurred during the year ended December 31, 2020.

(iii) Equity compensation expense increased $3.1 million during the year ended December 31, 2021, as compared to the year ended December 31, 2020, due to RSUs becoming immediately vested upon our initial public offering, offset by a decrease in equity compensation expense due to the impact of 525,206 performance-based awards being forfeited prior to vesting.

Such increases were offset in part by:

(i) a decrease in Incentive fees—affiliate of $7.8 million as no incentive fee was incurred during the year ended December 31, 2021.

Realized loss on sale of investments

During the year ended December 31, 2021, we recognized a loss of $0.2 million in connection with a sale of a loan with an unpaid principal balance of $48.6 million. During the year ended December 31, 2020, we recognized a loss of $0.6 million in connection with two sales, with an unpaid principal balance of $20.0 million and $132.0 million, respectively.

Gain on foreclosure of real estate owned

During the year ended December 31, 2021, we recognized a gain of $1.4 million on the foreclosure of a portfolio of seven limited-service hotel properties located in New York, New York. This gain is based upon the estimated fair value of the hotel properties of $414.0 million as determined by a third-party appraisal, and our assumption of working capital and debt related to real estate owned, relative to our basis in the investment at the time of foreclosure. The fair value was determined using discount rates ranging from 8.50% to 8.75% and a terminal capitalization rate of 6.00% on projected net operating profits on the hotels.

Other income

During the year ended December 31, 2021 292,731 fully-vested time-based RSU awards were forfeited prior to their delivery pursuant to the terms of the RSU award documents, resulting in us reversing previously recognized compensation expense associated with these RSU awards.

Reversal of current expected credit loss reserve (CECL)

During the year ended December 31, 2021, we reversed $9.0 million of previously recognized CECL reserves, which was based upon improvements in the credit profile our loan portfolio, as well as improvements in macroeconomic conditions, offset by an increase in our loan portfolio based on unpaid principal balance. During the year ended December 31, 2020, prior to the adoption of ASU 2016-13, there was a provision for loan losses of $6.0 million on a loan made to the personal estate of a former borrower, which had an outstanding principal balance and a carrying value of $15.0 million.

Non-controlling interests

We own a 51% interest in the JV, which we control. As a result, we consolidate the activities of the JV and account for the 49% interest owned by a third party as income attributable to non-controlling interests. Net income attributable to non-controlling interests decreased by $3.4 million during the year ended December 31, 2021 as compared to the year ended December 31, 2020 as a result of one investment being repaid in full during the year ended December 31, 2020 and the remaining investment held in the JV being on non-accrual status.

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Results of Operations — Year Ended December 31, 2020 and 2019” in our prospectus comprising a part of our Registration Statement on Form S-11 (File No. 333-260140) (the "Prospectus"), which is accessible on the SEC’s website at www.sec.gov, for a comparison of year ended December 2020 and 2019.

Liquidity and Capital Resources

Capitalization

We have capitalized our business to date primarily through the issuance of shares of our common stock and borrowings under our secured financings and our Secured Term Loan. As of December 31, 2021, we had 139,840,088 shares of our common stock outstanding representing $2.6 billion of stockholders’ equity and we also had $4.8 billion of outstanding borrowings under our secured financings, our Secured Term Loan, and our debt related to real estate owned. As of December 31, 2021, our secured financings consisted of six secured revolving repurchase facilities for loan investments with capacity of $4.3 billion and an outstanding balance of $3.5 billion, and three asset-specific financings for loan investments with an outstanding balance of $216.3 million. As of December 31, 2021, our Secured Term Loan had an outstanding balance of $762.7 million and our debt related to real estate owned had an outstanding balance of $290.0 million.

Subsequent to December 31, 2021, we increased the capacity on two repurchase facilities by a combined $700 million, increasing our aggregate repurchase facility capacity to $5.0 billion

Debt to Equity Ratio and Total Leverage Ratio

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

The following table presents our Net Debt-to-Equity Ratios and reconciles net debt to total liabilities, the most directly comparable GAAP measure as of December 31, 2021 and December 31, 2020 (dollars in thousands):

	December 31, 2021	December 31, 2020
Total liabilities	$4,851,004	$4,330,157
Less: accounts payable, accrued expenses and other liabilities	(46,215)	(5,164)
Less: interest payable	(8,242)	(10,180)
Less: dividends payable—common stock, redeemable common stock and vested restricted stock units	(51,741)	(50,000)
Less: dividends payable—unvested restricted stock units	-	(3,480)
Less: management fee payable—affiliate	(9,983)	(9,849)
Less: incentive fee payable—affiliate	-	(187)
Less: cash and cash equivalents	(310,194)	(427,512)
Net Debt	$4,424,629	$3,823,785
Total Stockholders’ Equity	$2,604,267	$2,622,386
Net Debt-to-Equity Ratio	1.7x	1.5x

Total Leverage Ratio is a non-GAAP measure used to evaluate our financial leverage and ability to recover our assets after satisfying all liabilities associated with our collateral in the event of a downturn.  Total Leverage Ratio is similar to Net Debt-to-Equity Ratio, however it includes non-consolidated senior interests sold and non-consolidated senior interests held by third parties. Non-consolidated senior interests sold and non-consolidated senior interests held by third parties, as applicable, are secured by the same collateral as our loan and are structurally senior in repayment priority relative to our loan. We believe the inclusion of non-consolidated senior interests sold and non-consolidated senior interests held by third parties provides a meaningful measure of our financial leverage.

Total Leverage Ratio is calculated as the ratio of (i) the sum of (a) repurchase agreements, (b) loan participations sold, net, (c) notes payable, net, (d) Secured Term Loan, net, (e) non-consolidated senior interests sold, (f) non-consolidated senior interests held by third parties, and (g) debt related to real estate owned, less cash and cash equivalents to (ii) total equity.

The following table presents our Total Leverage Ratios and reconciles net total leverage to total liabilities, the most directly comparable GAAP measure as of December 31, 2021 and December 31, 2020 (dollars in thousands):

	December 31, 2021	December 31, 2020
Total liabilities	$4,851,004	$4,330,157
Less: accounts payable, accrued expenses and other liabilities	(46,215)	(5,164)
Less: interest payable	(8,242)	(10,180)
Less: dividends payable—common stock, redeemable common stock and vested restricted stock units	(51,741)	(50,000)
Less: dividends payable—unvested restricted stock units	-	(3,480)
Less: management fee payable—affiliate	(9,983)	(9,849)
Less: incentive fee payable—affiliate	-	(187)
Less: cash and cash equivalents	(310,194)	(427,512)
Non-consolidated senior loans	1,063,939	1,594,159
Net Total Leverage	$5,488,568	$5,417,944
Total Stockholders’ Equity	$2,604,267	$2,622,386
Total Leverage Ratio	2.1x	2.1x

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents, interest income from our loans, loan repayments, available borrowings under our secured revolving repurchase facilities and identified borrowing capacity related to our notes payable and loan participations sold, borrowings under our Secured Term Loan, and proceeds from the issuance of our common stock. The following table sets forth, as of December 31, 2021 and 2020, our sources of available liquidity (dollars in thousands):

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$310,194	$427,512
Secured financing arrangements(1)	584,311	650,920
Loan principal payments held by servicer(2)	67,100	9,169
Total sources of liquidity	$961,605	$1,087,601

(1)	The drawing of such amounts typically remains subject to the satisfaction of the conditions set forth in the relevant financing agreement.
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

As of December 31, 2021, we had aggregate unfunded loan commitments of $1.1 billion across 25 investments, and $584.3 million of committed or identified financings for those commitments. The unfunded commitments comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs, and their funding will vary depending on the progress of capital projects, leasing, and cash flows at the properties securing our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan commitments over the remaining maximum term of the related loans, which have a weighted-average future funding period of 3.0 years.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of December 31, 2021 were as follows (dollars in thousands):

	Payment Timing
	Total Obligations	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Unfunded loan commitments(1)	$1,086,534	$101,843	$854,515	$130,176	$—
Secured financings, term loan agreement, and debt related to real estate owned— principal(2)	4,758,550	1,493,693	2,157,695	1,107,162	—
Secured financings, term loan agreement, and debt related to real estate owned—interest(3)	355,853	118,865	170,852	66,136	—
Total	$6,200,937	$1,714,401	$3,183,062	$1,303,474	$—

(1)

The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date and the initial loan maturity date, however we may be obligated to fund these commitments earlier than such date.

(2)

The allocation of our secured financings and term loan agreement is based on the current maturity date of each individual borrowing under the respective agreement and excludes the impact of any extension options.

(3)

Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured financing agreements and one-month LIBOR in effect as of December 31, 2021 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates will vary over time. Our floating rate loans and related liabilities are indexed to one-month LIBOR. Totals exclude non-consolidated senior interests.

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

Loan Maturities

The following table summarizes the future scheduled repayments of principal based on initial maturity dates for the loan portfolio as of December 31, 2021 (dollars in thousands):

Year	Unpaid Principal Balance	Loan Commitment
2022	$2,758,336	$2,860,179
2023	899,983	1,132,363
2024	2,206,991	2,829,126
2025	612,494	742,670
2026	—	—
Thereafter	125,000	125,000
Total	$6,602,804	$7,689,338

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash for the years ended December 31, 2021 and 2020 (dollars in thousands):

	December 31, 2021	December 31, 2020
Net cash flows provided by operating activities	$213,557	$140,495
Net cash flows used in investing activities	(373,196)	(208,861)
Net cash flows provided by financing activities	62,801	161,322
Net (decrease) increase in cash and cash equivalents and restricted cash	$(96,838)	$92,956

We experienced a net decrease in cash and cash equivalents and restricted cash of $96.8 million during the year ended December 31, 2021, compared to a net increase of $93.0 million during the year ended December 31, 2020.

During the year ended December 31, 2021, we made initial fundings of $2.3 billion of new loans and $813.7 million of advances on existing loans and made repayments on financings arrangements of $1.8 billion. We received $2.0 billion of borrowings under our financing arrangements, and $2.9 billion from repayment of loan principal.

During the year ended December 31, 2020, we made initial fundings of $226.7 million of new loans and $791.2 million of advances on existing loans and made repayments on financings arrangements of $785.0 million. We received $1.1 billion of borrowings under our financing arrangements, and $581.3 million from repayment of loan principal.

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Code, which relate to organizational structure, diversity of stock ownership and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our REIT taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of December 31, 2021 we were in compliance with all REIT requirements.

Refer to Note 12 to our consolidated financial statements for additional information about our income taxes.

Off-Balance Sheet Arrangements

As of December 31, 2021, we had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our Manager to make estimates, judgements and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. We believe that all of the decisions and estimates are reasonable, based upon the information available to us. We believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Refer to Note 2 to our consolidated financial statements for a description of our significant accounting policies.

Current Expected Credit Losses (“CECL”)

The CECL reserve required under ASU 2016-13 “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments (Topic 326)” (“ASU 2016-13”), reflects our current estimate of potential credit losses related to our loan portfolio. The initial CECL allowance recorded on January 1, 2021 is reflected as a direct charge to retained earnings on the Company’s consolidated statements of changes in redeemable common stock and stockholders’ equity.

For our loan portfolio, we, with assistance from a third-party service provider, performed a quantitative assessment of the impact of CECL using the Expected Loss, or EL, approach and the Lifetime Loss Rate, or LLR, method depending on the allocated bucket. For transitional loans, steady & improving loans and stabilized loans, we have applied an EL approach because of the consistency in assessing credit risks and estimating expected credit losses.

Due to the nature of construction loans, where repayment does not depend on the operating performance of the underlying property, we have applied a LLR approach to estimate the CECL impacts. In certain circumstances we may determine that a loan is no longer suited for the model-based approach due to its unique risk characteristics, or because the repayment of the loan’s principal is collateral-dependent. We may instead elect to employ different methods to estimate loan losses that also conform to ASU 2016-13 and related guidance. If the recovery of that loan’s principal balance is entirely collateral-dependent, we may assess such an asset individually and elect to apply a practical expedient in accordance with ASU 2016-13. Our allowance for loan losses reflects our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, price indices for commercial property, and other macroeconomic factors that may influence the likelihood and magnitude of potential credit losses for our loans during their anticipated term. We license certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on its loan portfolio’s performance. The forecasts are embedded in the licensed model that we use to estimate our allowance for loan losses as discussed below. Selection of these economic forecasts require significant judgement about future events that, while based on the information available to us as of the respective balance sheet dates, are ultimately unknowable with certainty, and the actual economic conditions impacting our loan portfolio could vary significantly from the estimates we made for the periods presented. Additionally, we assess the obligation to extend credit through our unfunded loan commitments over each loan’s contractual period, which is considered in the estimation of the allowance for loan losses.

Real estate owned, net

We may assume legal title or physical possession of the underlying collateral of a defaulted loan through foreclosure. Foreclosed real estate owned, net is initially recorded at estimated fair value and is presented net of accumulated depreciation and impairment charges and the assets and liabilities are presented separately when legal title or physical possession is assumed. If the fair value of the real estate is lower than the carrying value of the loan, the difference, along with any previously recorded Specific CECL Allowances, are recorded as a realized loss on investments in the consolidated statement of operations. Conversely, if the fair value of the real estate is greater than the carrying value of the loan, the difference, along with any previously recorded Specific CECL Allowances, are recorded as a realized gain on investments in the consolidated statement of operations.

Acquisition of real estate is accounted for using the acquisition method under Accounting Standards Codification ("ASC") Topic 805, "Business Combinations." We recognize and measure identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree, if applicable, based on their relative fair values. If applicable, we recognize and measure intangible assets and expense acquisition-related costs in the periods in which the costs are incurred and the services are received.

Real estate assets that are acquired for investment are assumed at their estimated fair value at acquisition and presented net of accumulated depreciation and impairment charges, if any. Upon acquisition, we allocate the value of acquired real estate assets based on the fair value of the acquired land, building, furniture, fixtures and equipment, and intangible assets, if applicable. Real estate assets are depreciated using the straight-line method over estimated useful lives of up to 40 years for buildings and up to 8 years for furniture, fixtures and equipment. Renovations and/or replacements that improve or extend the life of the real estate asset are capitalized and depreciated over their estimated useful lives. The cost of ordinary repairs and maintenance are expensed as incurred.

Real estate assets are evaluated for indicators of impairment on a quarterly basis. Factors that we may consider in its impairment analysis include, among others: (1) significant underperformance relative to historical or anticipated operating results; (2) significant negative industry or economic trends; (3) costs necessary to extend the life or improve the real estate asset; (4) significant increase in competition; and (5) ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows expected to be generated by the real estate asset over the estimated remaining holding period is less than the carrying amount of such real estate asset. Cash flows include operating cash flows and anticipated capital proceeds generated by the real estate asset. An impairment charge is recorded equal to the excess of the carrying value of the real estate asset over the fair value.

When determining the fair value of a real estate asset, we make certain assumptions including, but not limited to, consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon our estimate of a capitalization rate and discount rate.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Recent Market Conditions

Despite federal and state government intervention, including economic stimulus measures, vaccine availability and an uptake in the global economy, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including the collateral underlying certain of our loans. While the global economy began to recover in 2021, continued recovery depends largely on future developments, such as new travel advisories, quarantines and restrictions that may results if new strains of COVID-19 emerge. Further, the recovery time of the disrupted supply chains and industries, inflation, the impact of the labor market interruptions, the impact of government interventions, remain highly uncertain and cannot be predicted. The prolonged duration and the severity of the COVID-19 pandemic and its impact could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects and on our ability to service our debt and pay dividends to our stockholders.

Interest Rate Risk

Generally, our business model is such that rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, although to a lesser extent than rising interest rates due to interest rate floors on certain of our loans and offset in part by the impact of any interest rate floors on our secured financings. Currently, the decline in interest rates resulting from the COVID-19 pandemic has caused a majority of the LIBOR floors on our loans to become effective. It should be noted that in a rising rate environment, to the extent that these loans have been financed with secured financings that do not have LIBOR floors, our net income will likely be adversely impacted until such time as LIBOR exceeds the LIBOR floors on our loans. As of December 31, 2021, all of our floating rate loans earned interest tied to one-month LIBOR and were financed with floating rate liabilities that require interest payments on the unpaid principal balance tied to one-month LIBOR. As of December 31, 2021, 85.4% of our floating rate loans were subject to a one-month LIBOR floor, while 44.6% of our floating financings were subject to one-month LIBOR or SOFR floors. The weighted average one-month LIBOR floor of our floating rate loans based on unpaid principal balance was 1.1%. As of December 31, 2021, all of the loans held in our portfolio which are subject to a one-month LIBOR floor had one-month LIBOR floors greater than one-month LIBOR. The weighted average one-month LIBOR floor of our financings based on unpaid principal balance was 0.3%. As of December 31, 2021 all of our financings which are subject to a one-month LIBOR or SOFR floors had floors greater than one-month LIBOR or SOFR. In addition, given that our lending programs are primarily floating rate, we typically require our borrowers to acquire interest rate caps or provide a debt service guarantee from a creditworthy guarantor to mitigate the risk of rising interest rates adversely affecting our borrowers’ ability to make debt service payments when due.

The following table illustrates the impact on our interest income and interest expense for the twelve-month period following December 31, 2021, assuming an immediate decrease in LIBOR or SOFR to 0.00% or an increase of 25, 50 and 100 basis points in the applicable interest rate benchmark (based on one-month LIBOR of 0.10% and one-month SOFR of 0.05% as of December 31, 2021) (dollars in thousands, except per share data):

Net Assets Subject to Interest Rate Sensitivity(1)	Change in	LIBOR/SOFR at 0.00%	25 Basis Points Increase	50 Basis Points Increase	100 Basis Points Increase
$1,642,291	Net interest income	$1,738	$(1,813)	$(4,831)	$(11,840)
	Net interest income per share	$0.01	$(0.01)	$(0.03)	$(0.08)

(1)	Excludes fixed rate loans.

LIBOR as our Reference Rate

We are actively assessing and monitoring the risks associated with the planned or potential discontinuation or unavailability of benchmarks, including LIBOR, and the transition to alternative reference rates. Our assessment includes communicating with industry working groups and trade associations to develop strategies for transitions from current benchmarks to alternative reference rates. We intend to update our operational processes and models to cohesively transition to a new alternative reference rate. In addition, we continue to analyze and evaluate our existing loan agreements and financings to determine the impact of the discontinuation of LIBOR and to address consequential changes to those legacy contracts. LIBOR and certain other floating rate benchmark indices to which our floating rate loans and other loan agreements are tied are the subject of recent national, international and regulatory guidance and proposals for reform. As of December 31, 2021, the ICE Benchmark Association, or IBA, ceased publication of all non-USD LIBOR settings and previously announced its intention to cease publication of remaining U.S. dollar LIBOR settings immediately after June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated using short-term repurchase agreements backed by Treasury securities, as its preferred alternative rate for USD LIBOR. Although SOFR is the ARRC’s recommended replacement rate, at this time, it is not possible to predict how markets will respond to SOFR, or other alternative reference rates as the transition away from USD LIBOR continues.

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

Each of the secured revolving repurchase facilities involves “margin maintenance” provisions, which are designed to allow the repurchase lender to maintain a certain margin of credit enhancement against the loan assets which serve as collateral. The lender’s margin amount is typically based on a percentage of the market value of the loan asset and/or mortgaged property collateral. However, certain of our repurchase facilities permit valuation adjustments solely as a result of collateral-specific credit events, while other repurchase facilities contain provisions also allowing our lenders to make margin calls or require additional collateral upon the occurrence of adverse changes in the markets or interest rate or spread fluctuations, subject to minimum thresholds, among other factors. As of December 31, 2021 we have not received any margin calls under any of our repurchase facilities.

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

Financing Risk

We finance our target assets through a variety of means, including the syndication of non-consolidated senior interests, notes payable, borrowings under our repurchase facilities, the syndication of pari passu portions of our loans, the syndication of senior and junior participations in our originated senior loans and our Secured Term Loan. Over time, as market conditions change, we may use other forms of financing in addition to these methods of financing. Weakness or volatility in the debt capital markets, the CRE and mortgage markets, changes in regulatory requirements, and the economy generally, in particular as a result of the current COVID-19 pandemic, could adversely affect one or more of our lenders or potential lenders and could cause one or more of our lenders or potential lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing or otherwise offer unattractive terms for that financing. In addition, we may seek to finance our target assets through the issuance of our common stock or other equity or equity-related instruments, though there is no assurance that such financing will be available on a timely basis with attractive terms, or at all.

Item 8. Financial Statements and Supplementary Data.

See the index included at Item 15. “Exhibits and Financial Statement Schedules.”

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

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

As of December 31, 2021 an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed not later than April 30, 2022 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed not later than April 30, 2022 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed not later than April 30, 2022 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed not later than April 30, 2022 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed not later than April 30, 2022 with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) and (2) Financial Statements and Schedules

The following consolidated financial information is included as a separate section of this annual report on Form 10-K:

All other schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

(3)  Exhibits

Exhibit Number	Description

3.1

Articles of Amendment and Restatement of Claros Mortgage Trust, Inc. (incorporated by referenced to Exhibit 3.1 to the Current Report on Form 8-LK, dated November 5, 2021, filed by the Company, Commission File No. 001-40993)

3.2

Amended and Restated Bylaws of Claros Mortgage Trust, Inc. (incorporated by referenced to Exhibit 3.2 to the Current Report on Form 8-LK, dated November 5, 2021, filed by the Company, Commission File No. 001-40993)

4.1

Specimen Common Stock Certificate of Claros Mortgage Trust, Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

4.2*	Description of Securities

10.1

Amended and Restated Management Agreement of Claros Mortgage Trust, Inc. between Claros Mortgage Trust, Inc. and Claros REIT Management LP, dated July 8, 2016 (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.2

Amendment No. 1 to Amended and Restated Management Agreement of Claros Mortgage Trust, Inc. between Claros Mortgage Trust, Inc. and Claros REIT Management LP (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.3

Claros Mortgage Trust, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.4

Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.5

Form of Time-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.6

Claros Mortgage Trust, Inc. Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.7

Form of Indemnification Agreement with directors and certain officers (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.8

Registration Rights Agreement between Claros Mortgage Trust, Inc. and Claros REIT Holdings LP, dated July 8, 2016 (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.9

Amended and Restated Registration Rights Agreement between Claros Mortgage Trust, Inc. and CMTG Investor, L.P., dated July 8, 2016 (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.10

Registration Rights Agreement between Claros Mortgage Trust, Inc. and Fuyou Investment Management Limited, dated July 8, 2016 (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.11

Registration Rights Agreement between Claros Mortgage Trust, Inc. and Delta Master Trust, dated January 17, 2017 (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.12

Registration Rights Agreement between Claros Mortgage Trust, Inc. and Beaverhead Capital, LLC, dated May 15, 2018 (incorporated by reference to Exhibit 11.12 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.13

Master Repurchase and Securities Contract Agreement, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of January 26, 2017 (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.14

First Amendment to Master Repurchase and Securities Contract Agreement, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of June 26, 2018 (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.15

Second Amendment to Master Repurchase and Securities Contract Agreement, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of March 13, 2019 (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.16

Third Amendment to Master Repurchase and Securities Contract Agreement, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of November 1, 2019 (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.17

Fourth Amendment to Master Repurchase and Securities Contract Agreement, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of February 3, 2020 (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.18

Fifth Amendment to Master Repurchase and Securities Contract Agreement, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of February 21, 2020 (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.19

Sixth Amendment to Master Repurchase and Securities Contract Agreement, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of March 17, 2020 (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.20

Seventh Amendment to Master Repurchase and Securities Contract Agreement, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of April 10, 2020 (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.21

Eighth Amendment to Master Repurchase and Securities Contract Agreement, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of January 29, 2021 (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.22

Ninth Amendment to Master Repurchase and Securities Contract Agreement, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of September 9, 2021 (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.23

Guaranty made by Claros Mortgage Trust, Inc. in favor of Morgan Stanley Bank, N. A., dated as of January 26, 2017 (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.24

Master Repurchase and Securities Contract Agreement by and between CMTG GS Finance LLC and Goldman Sachs Bank USA, dated as of May  31, 2017 (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.25

First Amendment to Master Repurchase and Securities Contract Agreement by and between Goldman Sachs Bank USA and CMTG GS Finance LLC, dated as of May 29, 2018 (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.26

Second Amendment to Master Repurchase and Securities Contract Agreement by and between Goldman Sachs Bank USA and CMTG GS Finance LLC, dated as of August 31, 2018 (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.27

Third Amendment to Master Repurchase and Securities Contract Agreement and First Amendment to Guarantee Agreement by and among Goldman Sachs Bank USA, CMTG GS Finance LLC and Claros Mortgage Trust, Inc., dated as of March 12, 2019 (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.28

Fourth Amendment to Master Repurchase and Securities Contract Agreement by and between Goldman Sachs Bank USA and CMTG GS Finance LLC, dated as of May 1, 2019 (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.29

Fifth Amendment to Master Repurchase and Securities Contract Agreement by and between Goldman Sachs Bank USA and CMTG GS Finance LLC, dated as of October 30, 2019 (incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.30

Sixth Amendment to Master Repurchase and Securities Contract Agreement by and between Goldman Sachs Bank USA and CMTG GS Finance LLC, dated as of April 15, 2020 (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.31

Forbearance Agreement and Seventh Amendment to Master Repurchase and Securities Contract Agreement, by and among CMTG GS Finance LLC, Claros Mortgage Trust, Inc. and Goldman Sachs Bank USA, dated as of June 11, 2020 (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.32

Eighth Amendment to Master Repurchase and Securities Contract Agreement, by and among CMTG GS Finance LLC, Claros Mortgage Trust, Inc. and Goldman Sachs Bank USA, dated as of May 27, 2021 (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.33

Ninth Amendment to Master Repurchase and Securities Contract Agreement and Second Amendment to Fee Letter, by and among CMTG GS Finance LLC, Claros Mortgage Trust, Inc. and Goldman Sachs Bank USA, dated as of September 2, 2021 (incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.34

Guarantee Agreement made by Claros Mortgage Trust, Inc. in favor of Goldman Sachs Banks USA, dated as of May 31, 2017 (incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.35

Master Repurchase Agreement by and between Barclays Bank PLC and CMTG BB Finance LLC, dated as of December 21, 2018 (incorporated by reference to Exhibit 10.35 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.36

First Amendment to Master Repurchase Agreement by and between Barclays Bank PLC and CMTG BB Finance LLC, dated as of October  31, 2019 (incorporated by reference to Exhibit 10.36 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.37

Omnibus Amendment by and between CMTG BB Finance LLC and Barclays Bank PLC, dated as of February 27, 2020 (incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.38

Second Amendment to Master Repurchase Agreement by and between Barclays Bank PLC and CMTG BB Finance LLC, dated as of August 19, 2021 (incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.39

Guaranty made by Claros Mortgage Trust, Inc. in favor of Barclays Bank PLC, dated as of December 21, 2018 (incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.40

Master Repurchase Agreement and Securities Contract by and between CMTG SG Finance LLC and Société Générale, New York Branch, dated as of April 30, 2018 (incorporated by reference to Exhibit 10.40 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.41

Guaranty made by Claros Mortgage Trust, Inc. in favor of Société Générale, New York Branch, dated as of April  30, 2018 (incorporated by reference to Exhibit 10.41 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.42

Amended and Restated Uncommitted Master Repurchase Agreement between CMTG JP Finance LLC and JPMorgan Chase Bank, National Association, dated as of May 27, 2021 (incorporated by reference to Exhibit 10.42 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.43

Second Amendment to Amended and Restated Master Repurchase Agreement by and between CMTG JP Finance LLC, and JPMorgan Chase Bank, National Association, dated as of January 14, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated January 21, 2022, filed by the Company, Commission File No. 001-40993

10.44

Guarantee Agreement made by Claros Mortgage Trust, Inc. in favor of JPMorgan Chase Bank, National Association, dated as of June  29, 2018 (incorporated by reference to Exhibit 10.43 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.45

Master Repurchase Agreement between CMTG DB Finance LLC and Deutsche Bank AG, Cayman Islands Branch, dated as of June 26, 2019 (incorporated by reference to Exhibit 10.44 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.46

Extension Letter to Master Repurchase Agreement between CMTG DB Finance LLC and Deutsche Bank AG, Cayman Islands Branch, dated as of May 7, 2020 (incorporated by reference to Exhibit 10.45 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.47

First Amendment to Master Repurchase Agreement between CMTG DB Finance LLC and Deutsche Bank AG, Cayman Islands Branch, dated as of September 3, 2021 (incorporated by reference to Exhibit 10.46 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.48

Omnibus Assignment, Assumption and Recognition Agreement, among Deutsche Bank AG, Cayman Islands Branch, Deutsche Bank AG, New York Branch, CMTG DB Finance LLC, CMTG DB Finance – Series I, CMTG DB Finance – Series II, Claros Mortgage Trust, Inc. and CMTG DB Finance Holdco LLC, dated as of September 3, 2021 (incorporated by reference to Exhibit 10.47 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.49

Guaranty made by Claros Mortgage Trust, Inc. in favor of Deutsche Bank AG, Cayman Islands Branch, dated as of June 26, 2019 (incorporated by reference to Exhibit 10.48 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.50

Term Loan Credit Agreement between Claros Mortgage Trust, Inc. and JPMorgan Chase Bank, N.A., dated as of August 9, 2019 (incorporated by reference to Exhibit 10.49 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.51

Loan Guaranty by and among the subsidiary guarantors named therein and JPMorgan Chase Bank, N.A., dated as of August 9, 2019 (incorporated by reference to Exhibit 10.50 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.52

Amendment No. 1 to Term Loan Credit Agreement by and among Claros Mortgage Trust, Inc., the subsidiary guarantors named therein, the lenders party thereto and JPMorgan Chase Bank, N.A., dated as of December 1, 2020 (incorporated by reference to Exhibit 10.51 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.53

Amendment No. 3 to Term Loan Credit Agreement by and among the Company, the subsidiary guarantors named therein, the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent, dated as of December 2, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated December 3, 2021, filed by the Company, Commission File No. 001-40993

10.54

Pledge and Security Agreement by and among Claros Mortgage Trust, Inc., the subsidiary guarantors named therein and JPMorgan Chase Bank, N.A., dated as of August 9, 2019 (incorporated by reference to Exhibit 10.52 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.55

Master Repurchase Agreement between CMTG WF Finance LLC and Wells Fargo Bank, National Association, dated as of September 29, 2021 (incorporated by reference to Exhibit 10.53 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.56

Amendment No. 2 to Master Repurchase and Securities Contract by and between CMTG WF Finance LLC and Wells Fargo Bank, National Association, dated as of March 7, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 9, 2022, filed by the Company, Commission File No. 001-40993)

10.57

Guarantee Agreement made by Claros Mortgage Trust, Inc. in favor of Wells Fargo Bank, National Association, dated as of September 29, 2021 (incorporated by reference to Exhibit 10.54 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

21.1

Subsidiaries of Claros Mortgage Trust, Inc. (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Claros Mortgage Trust, Inc.

Date: March 15, 2022	By:	/s/ Richard J. Mack
Richard J. Mack
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard J. Mack	Chief Executive Officer and Chairman	March 15, 2022
Richard J. Mack	(Principal Executive Officer)

/s/ Michael McGillis	President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)
Michael McGillis

/s/ Steven L. Richman	Director
Steven L. Richman

/s/ Andrew Silberstein	Director
Andrew Silberstein

/s/ Derrick D. Cephas	Director
Derrick D. Cephas

/s/ Mary Haggerty	Director
Mary Haggerty

/s/ Pamela Liebman	Director
Pamela Liebman

/s/ Vincent Tese	Director
Vincent Tese

/s/ W. Edward Walter III	Director
W. Edward Walter III

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Claros Mortgage Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Claros Mortgage Trust, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of changes in redeemable common stock and stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for credit losses in 2021.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 15, 2022

We have served as the Company’s auditor since 2015.

Claros Mortgage Trust, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$310,194	$427,512
Restricted cash	23,942	3,462
Loan principal payments held by servicer	154,600	12,980
Loans receivable held-for-investment	6,407,305	6,131,825
Less: allowance for loan losses	(67,010)	(6,000)
Loans receivable held-for-investment, net	6,340,295	6,125,825
Interests in loans receivable held-for-investment, net	161,850	338,270
Real estate owned, net	406,887	-
Accrued interest receivable, net	25,990	35,668
Deferred financing costs	19,543	8,030
Other assets	11,970	796
Total assets	$7,455,271	$6,952,543

Liabilities and Stockholders' Equity
Repurchase agreements	$3,489,511	$2,685,203
Loan participations sold, net	167,744	516,484
Notes payable, net	48,000	303,515
Secured term loan, net	739,762	746,095
Debt related to real estate owned, net	289,806	-
Accounts payable, accrued expenses and other liabilities	46,215	5,164
Interest payable	8,242	10,180
Dividends payable - common stock, redeemable common stock and vested restricted stock units	51,741	50,000
Dividends payable - unvested restricted stock units	-	3,480
Management fee payable - affiliate	9,983	9,849
Incentive fee payable - affiliate	-	187
Total liabilities	4,851,004	4,330,157

Commitments and contingencies - Note 13
Redeemable common stock, $0.01 par value, 0 and 7,306,984 shares issued and outstanding at December 31, 2021 and 2020, respectively	-	141,356

Stockholders' Equity
Preferred stock, par value $0.01 per share and liquidation preference $1,000 per share, 10,000,000 shares authorized and 0 and 125 shares issued and outstanding, at December 31, 2021 and 2020, respectively	-	125
Common stock, $0.01 par value, 500,000,000 shares authorized, 140,055,714 and 125,541,736 shares issued and 139,840,088 and 125,541,736 shares outstanding at December 31, 2021 and 2020, respectively	1,400	1,255
Additional paid-in capital	2,729,792	2,491,836
Dividends declared	(825,659)	(573,677)
Treasury stock, at cost, 215,626 and 0 shares at December 31, 2021 and 2020, respectively	(3,602)	-
Retained earnings	664,700	526,205
Total Claros Mortgage Trust, Inc. equity	2,566,631	2,445,744
Non-controlling interests	37,636	35,286
Total stockholders' equity	2,604,267	2,481,030
Total liabilities, redeemable common stock and stockholders' equity	$7,455,271	$6,952,543

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Revenue
Interest and related income	$415,263	$445,940	$389,361
Less: interest and related expense	196,232	172,232	139,747
Net interest income	219,031	273,708	249,614
Revenue from real estate owned	27,984	-	-
Total revenue	247,015	273,708	249,614

Expenses
Management fees - affiliate	39,135	38,960	32,611
Incentive fees - affiliate	-	7,766	10,219
Equity compensation	8,812	5,670	29,489
General and administrative expenses	12,591	9,004	3,392
Expenses from real estate owned	32,194	-	-
Total expenses	92,732	61,400	75,711

Equity in income from investment in CMTG/CN Mortgage REIT LLC	-	-	40
Realized gain (loss) on sale of investments	(141)	(640)	103
Gain on foreclosure of real estate owned	1,430	-	-
Other income	5,855	-	-
(Provision for) reversal of current expected credit loss	8,962	(6,000)	-

Net income	$170,389	$205,668	$174,046

Net (loss) income attributable to non-controlling interests	$(164)	$3,259	$5,289
Net income attributable to preferred stock	$16	$31	$31
Net income attributable to common stock and redeemable common stock	$170,537	$202,378	$168,726

Net income per share of common stock and redeemable common stock
Basic	$1.27	$1.52	$1.51
Diluted	$1.27	$1.52	$1.51

Weighted-average shares of common stock and redeemable common stock outstanding
Basic	134,539,645	132,980,316	111,462,928
Diluted	134,539,645	132,980,316	111,462,928

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Changes in Redeemable Common Stock and Stockholders’ Equity

(in thousands, except share data)

	Preferred Stock Shares	Preferred Stock Par Value	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock Shares	Treasury Shares Amount	Dividends Declared	Retained Earnings	Non-controlling Interests	Total Stockholders’ Equity	Redeemable Common Stock
Balance at December 31, 2018	250	$250	94,729,917	$947	$1,859,007	—	$—	$(184,338)	$177,081	$46,661	$1,899,608	$143,010
Issuance of common stock	—	—	27,311,819	273	538,822	—	—	—	—	—	539,095	—
Restricted stock units earned	—	—	—	—	24,904	—	—	—	—	—	24,904	—
Offering costs	—	—	—	—	(4,458)	—	—	—	—	—	(4,458)	(289)
Dividends paid/accrued on preferred stock	—	(31)	—	—	—	—	—	—	—	—	(31)	—
Dividends declared/paid on common stock, redeemable common stock and vested restricted stock units	—	—	—	—	—	—	—	(183,142)	—	—	(183,142)	(12,758)
Dividends declared on unvested restricted stock units	—	—	—	—	—	—	—	(1,763)	—	—	(1,763)	—
Distributions paid to non-controlling interests	—	—	—	—	—	—	—	—	—	(5,415)	(5,415)	—
Accretion of redeemable common stock	—	—	—	—	(900)	—	—	—	—	—	(900)	900
Net income	—	31	—	—	—	—	—	—	157,854	5,289	163,174	10,872
Balance at December 31, 2019	250	$250	122,041,736	$1,220	$2,417,375	—	$—	$(369,243)	$334,935	$46,535	$2,431,072	$141,735
Issuance of common stock	—	—	3,500,000	35	69,965	—	—	—	—	—	70,000	—
Redemption of preferred units	(125)	(125)	—	—	—	—	—	—	—	—	(125)
Restricted stock units earned	—	—	—	—	5,808	—	—	—	—	—	5,808	—
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	1,029	1,029	—
Offering costs	—	—	—	—	(916)	—	—	—	—	—	(916)	(53)
Dividends paid/accrued on preferred stock	—	(31)	—	—	—	—	—	—	—	—	(31)	—
Dividends declared/paid on common stock, redeemable common stock and vested restricted stock units	—	—	—	—	—	—	—	(203,170)	—	—	(203,170)	(11,830)
Dividends declared on unvested restricted stock units	—	—	—	—	—	—	—	(1,264)	—	—	(1,264)	—
Distributions paid to non-controlling interests	—	—	—	—	—	—	—	—	—	(15,537)	(15,537)	—
Accretion of redeemable common stock	—	—	—	—	(396)	—	—	—	—	—	(396)	396
Net income	—	31	—	—	—	—	—	—	191,270	3,259	194,560	11,108
Balance at December 31, 2020	125	$125	125,541,736	$1,255	$2,491,836	—	$—	$(573,677)	$526,205	$35,286	$2,481,030	$141,356
Adoption of ASU 2016-13	—	—	—	—	—	—	—	—	(73,975)	—	(73,975)	(4,276)
Issuance of common stock	—	—	7,206,994	72	102,968	—	—	—	—	—	103,040	—
Redemption of preferred units	(125)	(125)	—	—	—	—	—	—	—	—	(125)	—
Restricted stock units earned	—	—	—	—	2,929	—	—	—	—	—	2,929	—
Treasury stock	—	—	—	—	—	(215,626)	(3,602)	—	—	—	(3,602)	—
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	2,514	2,514	—
Offering costs	—	—	—	—	(11,824)	—	—	—	—	—	(11,824)	(14)
Dividends paid/accrued on preferred stock	—	(16)	—	—	—	—	—	—	—	—	(16)	—
Dividends declared/paid on common stock, redeemable common stock and vested restricted stock units	—	—	—	—	—	—	—	(193,527)	—	—	(193,527)	(8,214)
Dividends declared on unvested restricted stock units	—	—	—	—	—	—	—	(1,418)	—	—	(1,418)	—
Accretion of redeemable common stock	—	—	—	—	—	—	—	—	(1)	—	(1)	1
Conversion of temporary equity to permanent equity	—	—	7,306,984	73	143,883	—	—	(57,037)	51,162	—	138,081	(138,081)
Net income	—	16	—	—	—	—	—	—	161,309	(164)	161,161	9,228
Balance at December 31, 2021	—	$-	140,055,714	$1,400	$2,729,792	(215,626)	$(3,602)	$(825,659)	$664,700	$37,636	$2,604,267	—

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Cash flows from operating activities
Net income	$170,389	$205,668	$174,046
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of origination fees on loans receivable, net	(25,237)	(27,859)	(23,055)
Accretion of origination fees on interests in loans receivable, net	(1,250)	(451)	(535)
Amortization of financing costs	21,307	19,638	13,400
Non-cash equity compensation	8,812	5,670	25,495
Other income	(5,855)	-	-
Depreciation on real estate owned	7,113	-	-
Gain on foreclosure of real estate owned	(1,430)	-	-
Non-cash advances to loans receivable in lieu of interest	(69,291)	(90,065)	(56,709)
Non-cash advances to interests in loans receivable in lieu of interest	(18,733)	(13,782)	(6,379)
Non-cash advances on secured financings in lieu of interest	18,134	19,869	2,255
Repayment of non-cash advances to loans receivable in lieu of interest	126,865	15,784	6,226
Repayment of non-cash advances to interests in loans receivable in lieu of interest	27,903	1,566	-
Repayment of non-cash advances to secured financings in lieu of interest	(40,556)	(1,238)	-
Realized (gain) loss on sale of investments	141	640	(103)
Provision for (reversal of) current expected credit loss reserve	(8,962)	6,000	-
Equity in income from investment in CMTG/CN Mortgage REIT LLC	-	-	(40)
Distributions of income from CMTG/CN Mortgage REIT LLC	-	-	40
Changes in operating assets and liabilities:
Accrued interest receivable	9,460	165	(13,190)
Other assets	(10,062)	756	(519)
Accounts payable, accrued expenses and other liabilities	6,800	(915)	413
Interest payable	(1,938)	1,146	5,452
Due to/from affiliate	-	(25)	(11)
Management fee payable - affiliate	134	978	1,375
Incentive fee payable - affiliate	(187)	(3,050)	1,392
Net cash provided by operating activities	213,557	140,495	129,553
Cash flows from investing activities
Loan originations, acquisitions and advances, net of fees	(2,924,699)	(791,667)	(3,256,212)
Advances of interests in loans receivable, net of fees	(101,767)	(118,582)	(64,031)
Repayments of loans receivable	2,312,184	535,565	660,813
Repayments of interests in loans receivable	269,988	15,417	-
Extension and exit fees received from loans receivable	9,269	2,048	3,404
Extension and exit fees received from interests in loans receivable	265	453	-
Cash, cash equivalents and restricted cash acquired from foreclosure of properties	9,580	-	-
Acquisition of real estate owned	(11,463)	-	-
Sale of loans receivable	48,006	151,017	342,377
Return of capital distribution from CMTG/CN Mortgage REIT LLC	-	-	128
Reserves and deposits held for loans receivable	15,441	(3,112)	2,799
Net cash used in investing activities	(373,196)	(208,861)	(2,310,722)

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Cash flows from financing activities
Proceeds from issuance of common stock	103,040	70,000	539,095
Treasury stock, repurchase	(3,602)	-	-
Redemption of preferred stock	(125)	(125)	-
Contributions from non-controlling interests	2,514	1,029	-
Offering costs	(13,068)	(949)	(4,840)
Dividends paid on common stock and vested restricted stock units	(196,712)	(207,569)	(172,776)
Dividends paid on redeemable common stock	(8,214)	(12,431)	(12,624)
Dividends paid on preferred stock	(16)	(31)	(31)
Distributions to non-controlling interests	-	(15,537)	(5,415)
Proceeds from secured financings	1,997,562	817,159	2,295,685
Proceeds from secured term loan	-	325,000	450,000
Payment of financing costs	(22,652)	(30,124)	(25,670)
Payment of exit fees on secured financings	(864)	(138)	-
Repayments of secured financings	(1,779,225)	(779,641)	(615,051)
Repayments of secured term loan	(5,837)	(5,321)	(1,125)
Repayments of debt related to real estate owned	(10,000)	-	-
Net cash provided by financing activities	62,801	161,322	2,447,248
Net (decrease) increase in cash, cash equivalents and restricted cash	(96,838)	92,956	266,079
Cash, cash equivalents and restricted cash, beginning of period	430,974	338,018	71,939
Cash, cash equivalents and restricted cash, end of period	$334,136	$430,974	$338,018
Cash and cash equivalents, beginning of period	$427,512	$334,999	$69,430
Restricted cash, beginning of period	3,462	3,019	2,509
Cash, cash equivalents and restricted cash, beginning of period	$430,974	$338,018	$71,939
Cash and cash equivalents, end of period	$310,194	$427,512	$334,999
Restricted cash, end of period	23,942	3,462	3,019
Cash, cash equivalents and restricted cash, end of period	$334,136	$430,974	$338,018
Supplemental disclosure of cash flow information:
Cash paid for interest	$158,729	$131,579	$118,640
Supplemental disclosure of non-cash investing and financing activities:
Dividends accrued on common stock, redeemable common stock and vested restricted stock units	$51,741	$50,000	$55,000
Dividends accrued on unvested restricted stock units	$-	$3,480	$2,354
Loan principal payments held by servicer	$154,600	$12,980	$-
Accrued financing costs	$6,250	$394	$2,884
Accrued offering costs	$270	$1,516	$2,268
Working capital consolidated	$(18,546)	$-	$-
Settlement of loan receivable	$(103,901)	$-	$-
Real estate acquired in settlement of loan receivable	$414,000	$-	$-
Assumption of debt related to real estate owned	$(300,000)	$-	$-
Conversion of restricted stock units to common shares; common stock	$17	$-	$-
Conversion of restricted stock units to common shares; additional paid in capital	$(17)	$-	$-
Conversion of temporary equity to permanent equity; redeemable common stock	$(138,081)	$-	$-
Conversion of temporary equity to permanent equity; stockholder's equity	$138,081	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

1. Organization

Claros Mortgage Trust, Inc. (the “Company”) is a Maryland Corporation formed on April 29, 2015 for the purpose of creating a diversified portfolio of income-producing loans collateralized by institutional quality commercial real estate. The Company commenced operations on August 25, 2015 (“Commencement of Operations”) and generally conducts its business through wholly-owned subsidiaries or investments in joint ventures. Any references to the Company refer to the Company, its consolidated joint venture, CMTG/TT Mortgage REIT LLC (“CMTG/TT” or “JV REIT”), a Delaware limited liability company, and the consolidated subsidiaries of each entity. The Company is traded on the New York Stock Exchange, or NYSE, under the symbol “CMTG”.

The Company has elected and intends to maintain its qualification to be taxed as a real estate investment trust (“REIT”) under the requirements of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), for U.S. federal income tax purposes. As such, the Company will generally not be subject to U.S. federal income tax on that portion of its income that it distributes to stockholders. See Note 12 – Income Taxes regarding taxes applicable to the Company.

The Company is externally managed by Claros REIT Management LP (the “Manager”), an affiliate of the Company, through a management agreement (the “Management Agreement”) pursuant to which the Manager provides a management team and other professionals who are responsible for implementing the Company’s business strategy, subject to the supervision of the Company’s board of directors. For its services, the Manager is entitled to management fees and incentive fees. See Note 10 – Related Party Transactions regarding the Management Agreement.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The Company consolidates all entities that are controlled either through majority ownership or voting rights. The Company also identifies entities for which control is achieved through means other than through voting rights (a variable interest entity or “VIE”) using the analysis as set forth in the Accounting Standards Codification (“ASC”) 810, Consolidation of Variable Interest Entities and determines when and which variable interest holder, if any, should consolidate the VIE. The Company has no consolidated variable interest entities as of December 31, 2021 and 2020. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

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

In the United States, the Alternative Reference Rates Committee, or the ARRC, a committee of private sector entities with ex-officio official sector members convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Financing Rate, or SOFR, plus a recommended spread adjustment as LIBOR’s replacement. Market participants have begun the transition to SOFR, in line with this guidance. As of December 31, 2021, one-month SOFR is utilized as the floating rate benchmark on the Company’s secured term loan. As of December 31, 2021, one-month SOFR was 0.05%.

The Company’s agreements generally allow for a new interest rate index to be used if LIBOR is no longer available.  While the impact that the phasing out of LIBOR will have on the Company is not yet determinable, the Company has begun and expects that it will continue to utilize alternative rates referenced in its agreements or negotiate a replacement reference rate for LIBOR.

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

A REIT must distribute at least 90% of its taxable income to its stockholders, determined without regard to the deduction for dividends paid and excluding net capital gains. In addition to the 90% distribution requirement, a REIT is subject to a nondeductible excise tax if it fails to make certain minimum distributions by calendar year-end. The excise tax imposed is equal to 4% of the excess of the required distribution (specified under U.S. federal tax law) over the distributed amount for such year. Distribution of the remaining balance may extend until timely filing of the REIT’s tax return in the subsequent taxable year. Qualifying distributions of taxable income are deductible by a REIT in computing taxable income.

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

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

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

The Company considers key credit quality indicators in underwriting loans and estimating credit losses, including, but not limited to: the capitalization of borrowers and sponsors; the expertise of the borrowers and sponsors in a particular real estate sector and geographic market; collateral type; geographic region; use and occupancy of the property; property market value; loan-to-value (“LTV”) ratio; loan amount and lien position; debt service coverage ratio; the Company’s risk rating for the same and similar loans; and prior experience with the borrower and sponsor.  This information is used to assess the financial and operating capability, experience and profitability of the sponsor/borrower.  Ultimate repayment of the Company’s loans is sensitive to interest rate changes, general economic conditions, liquidity, LTV ratio, existence of a liquid investment sales market for commercial properties, and availability of replacement short-term or long-term financing.  The loans in the Company’s commercial mortgage loan portfolio are primarily secured by collateral in the following property types: multifamily, office, hospitality, mixed-use, land, and for-sale condominium.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

The Company’s loans are typically collateralized by real estate, or in the case of mezzanine loans, by an equity interest in an entity that owns real estate.  As a result, the Company regularly evaluates on a loan-by-loan basis, the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, and the financial and operating capability of the borrower/sponsor, at least quarterly.  The Company also evaluates the financial strength of loan guarantors, if any, and the borrower’s competency in managing and operating the property or properties.  In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates.  Such analyses are completed and reviewed by asset management personnel and evaluated by senior management, who utilize various data sources, including, to the extent available (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrower’s business plan, and capitalization and discount rates, (ii) site inspections, (iii) sales and financing comparables, (iv) current credit spreads for refinancing and (v) other market data.

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

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

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

Financial Instruments

Financial instruments held by the Company include cash and cash equivalents, restricted cash, reserves held for loans receivable, loans receivable held-for-investment, interests in loans receivable held for investment, other assets, loan principal payments held by servicer, accounts payable, repurchase agreements, notes payable, loan participations sold, secured term loans and debt related to real estate owned. The fair value of cash and cash equivalents, restricted cash, reserves held for loans receivable, other assets, loan principal payments held by servicer and accounts payable approximates their current carrying amount.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

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

Other Assets

Other assets include miscellaneous receivables and prepaid expenses, deferred tax asset (net of any valuation allowance), deposits funded relating to unclosed transactions, and treasury stock repurchased but not yet settled.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

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

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Reserves Held for Loans Receivable

The Company holds reserves for interest, real estate taxes and insurance relating to the loans receivable on behalf of the borrowers on certain loans receivable. These reserves are reflected as other liabilities on the Company’s consolidated balance sheets. In certain cases, other reserves may be held by a third-party loan servicer, and therefore not included on the Company’s consolidated balance sheets.

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

Redeemable Common Stock

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Certain of the Company’s common stock featured certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. These rights terminated upon the completion of the Company’s initial public offering, which was completed on November 3, 2021. Accordingly, on this date redeemable common stock was reclassified to common stock at its redemption value.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Common Stock

Common stock issued and outstanding excludes Restricted Stock Units (“RSUs”) which have not been delivered, regardless of vesting status. Fully vested RSUs are included in the calculation of basic and diluted weighted-average shares outstanding and receive dividends payable on common stock.

On October 6, 2021, the Company effected a reverse stock split of shares of the Company’s common stock on a 2-for-1 basis. All references to common stock outstanding, restricted stock units, share data and per common stock share amounts have been stated to reflect the effect of the reverse stock split for all periods presented.

Non-Controlling Interests

The non-controlling interests included on the Company’s consolidated balance sheets represents the common equity interests in CMTG/TT that are not owned by the Company. The Company owns 51% of CMTG/TT, which commenced operations on June 8, 2016. CMTG/TT is governed by its two-member board of directors, which is comprised of representatives of the board of directors of the Company. The Company controls the operations of CMTG/TT, and as a result consolidates CMTG/TT in its financial statements. The portion of CMTG/TT’s consolidated equity and results of operations allocated to non-controlling interests is equal to the remaining 49% ownership of CMTG/TT. As of December 31, 2021 and 2020, CMTG/TT’s total equity was $76.8 million and $72.0 million, respectively, of which $37.6 million and $35.3 million, respectively, was characterized as non-controlling interests.

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

Costs of $0 and $16,000 relating to equity capital raises that have not yet closed have been recorded as an other asset on the consolidated balance sheets as of December 31, 2021 and 2020, of which $0 and $16,000 have been accrued and are reflected in the accounts payable and accrued expenses total on the consolidated balance sheets. For the years ended December 31, 2021 and 2020, the Company incurred offering costs of $11.8 million  and $1.0 million, respectively, which have been charged against additional paid-in capital on the consolidated balance sheets. As of December 31, 2021 and 2020, offering costs of $0.3 million and $1.5 million, respectively have been accrued and are reflected in the accounts payable and accrued expenses total on the consolidated balance sheets.

Treasury Stock

The Company accounts for the repurchases of its common stock based on the settlement date.  Payments for stock repurchases that are not yet settled as of the reporting date are included in other assets on the Company’s consolidated balance sheets.  As of December 31, 2021, the Company has not retired any of its treasury stock.

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

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

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

The FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, (“ASU 2020-04”).  ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.  ASU 2020-04 is effective upon issuance of ASU 2020-04 for contract modifications and hedging relationships on a prospective basis.  The Company has not adopted any of the optional expedients or exceptions through December 31, 2021, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

The FASB issued ASU 2019-12, Income Taxes (Topic 740), (“ASU 2019-12”).  ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740.  ASU 2019-12 also improves the consistent application of, and simplifies, GAAP for other areas of Topic 740 by clarifying and amending existing guidance.  The standard is effective for financial statements issued for fiscal years beginning after December 15, 2021, with early adoption permitted.  The adoption of ASU 2019-12 is not expected to have a material impact on the consolidated financial statements.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

3. Loans Portfolio

Loans receivable

The Company’s loans receivable portfolio as of December 31, 2021 was comprised of the following loans (in thousands, except for number of investments and number of loans):

	Number of Investments	Number of Loans	Loan Commitment(5)	Principal Outstanding	Carrying Value	Weighted Average Stated Rate(2)		Weighted Average Interest Rate(4)
Loans receivable held-for-investment:
Variable:
Senior loans(1,3)	51	88	$7,163,032	$6,119,619	$6,085,351	L + 4.06%	%	5.16%
Subordinate loans	3	4	137,079	133,119	133,552	L + 10.38%	%	11.37%
			7,300,111	6,252,738	6,218,903	L + 4.19%	%	5.29%
Fixed:
Senior loans(1)	3	4	$62,573	$62,573	$62,782			10.09%
Subordinate loans	2	2	125,927	125,927	125,620			8.49%
			188,500	188,500	188,402			9.02%
Total/Weighted Average			$7,488,611	$6,441,238	$6,407,305			5.40%
Allowance for loan losses					(67,010)
Loans receivable held-for-investment, net					$6,340,295

(1)	Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans, and pari passu participations in senior mortgage loans.
(2)	One-month LIBOR as of December 31, 2021 was 0.10%. Weighted average is based on outstanding principal as of December 31, 2021.
(3)

Includes a fixed rate loan with an outstanding principal balance of $33.5 million and a loan commitment of $39.7 million at December 31, 2021, which shares the same collateral as floating rate loans with an outstanding principal balance of $103.1 million and a loan commitment of $104.4 million at December 31, 2021.

(4)

Reflects the weighted average interest rate based on the applicable floating benchmark rate (if applicable), including LIBOR floors (if applicable). Weighted average is based on outstanding principal as of December 31, 2021.

(5)	Loan commitment represents initial loan commitments, as adjusted by commitment reductions, less loan repayments and transfers which qualified for sale accounting under GAAP.

The Company’s loans receivable portfolio as of December 31, 2020 was comprised of the following loans (in thousands, except for number of investments and number of loans):

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

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

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

Certain loans receivable held by the Company include LIBOR floors, which establish the minimum interest rate a borrower may pay on a loan. The weighted average LIBOR floor in place based on unpaid principal balance on floating rate loans is 1.1% as of December 31, 2021.

One-month LIBOR Floor Range	Unpaid Principal Balance	% of Total	Cumulative %
Fixed rate	$221,963	3%	3%
2.00% - 2.50%	1,333,912	21%	24%
1.50% - 1.99%	1,381,483	22%	46%
1.00% - 1.49%	815,291	13%	59%
0.50% - 0.99%	210,930	3%	62%
< 0.50%	1,545,111	24%	86%
No floor	932,548	14%	100%
Total	$6,441,238

As of December 31, 2021 and 2020, the weighted average yield to maturity on loans receivable was 5.6% and 7.0%, respectively. For loans that are floating rate loans, the weighted average yield was calculated using the respective applicable benchmark rates, incorporating the impact of LIBOR floors, as applicable. The weighted average term to initial maturity of the loans receivable portfolio is 1.8 years and 1.4 years as of December 31, 2021 and 2020, respectively. The weighted average term to maturity with the exercise of all extension options is 3.3 years and 3.1 years as of December 31, 2021 and 2020, respectively.

There was a total of $366.5 million and $615.8 million of outstanding principal balance on non-accrual status at December 31, 2021 and 2020, respectively. There were six investments representing 5.6% of the loans receivable and interests in loans receivable portfolio on non-accrual status at December 31, 2021, of which there were four investments, representing $273.6 million or 4.1% of the loans receivable and interests in loans receivable portfolio, on non-accrual status as a result of interest payments becoming 90 days past due.  During the years ended December 31, 2021 and 2020, $3.4 million and $0, respectively, of income was recognized related to one of these loans while on non-accrual status. There were five investments representing $382.3 million of outstanding principal balance, or 5.9% of the loans receivable and interests in loans receivable portfolio at December 31, 2020 on non-accrual status as a result of interest payments becoming 90 days past due. There were no loans greater than 90 days past due that are on accrual status.

Additionally, there was one loan, with an outstanding principal balance of $233.5 million at December 31, 2020, representing 3.6% of the loans receivable and interests in loans receivable portfolio at December 31, 2020 which had been placed on non-accrual status as a result of interest payments becoming 90 days past due, which was modified in December 2020 resulting in all past due interest being paid, in cash or compounded into the loan balance, bringing the loan current.  Pursuant to GAAP, this loan was accounted for on a cash basis following the modification, meaning that interest income is recognized when received, until all principal and interest payments contractually due are reasonably assured of repayment and there is a consistent period of repayment by the borrower.  The borrower of this loan made interest payments during the year ended December 31, 2021 and the loan was repaid on September 30, 2021. During the year ended December 31, 2021, $15.3 million of income was recognized related to this loan.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

During the year ended December 31, 2021, the Company sold a senior loan with a carrying value of $48.1 million and recognized a loss of $0.1 million.  The financial asset was legally isolated, the transferee has the ability to pledger the assets without constraint and control has been transferred to the transferee.  Management determined the transaction constituted a sale.

During the year ended December 31, 2020, the Company sold a senior loan and a subordinate loan with a total carrying value of $151.7 million and recognized a realized loss of $0.6 million.  The financial assets were legally isolated, the transferees have the ability to pledge the assets without constraint, and control has been transferred to the transferees.  Management determined the transactions constituted sales.

During the year ended December 31, 2019, the Company sold two senior loans with a total carrying value of $347.2 million, received $4.9 million in repayment proceeds of non-cash interest advances and recognized a net gain of $0.1 million.  The financial assets were legally isolated, the transferees have the ability to pledge the assets without constraint, and control has been transferred to the transferees.  Management determined the transactions constituted sales.

As of December 31, 2021 and 2020, 46 and 49, respectively, of the Company’s investments were directly financed. See Note 5 – Repurchase Agreements, Loan Participations Sold, Notes Payable and Secured Term Loan, Net for details on the financings.

Activity relating to the loan receivable portfolio for the twelve months ended December 31, 2021 and 2020 (in thousands):

	Held-for- Investment	Held-for- Sale	Total
Balance at December 31, 2020	$6,125,825	$-	$6,125,825
Initial funding of new loan originations and acquisitions	2,331,328	-	2,331,328
Advances on existing loans	623,198	-	623,198
Non-cash advances in lieu of interest	69,291	-	69,291
Origination fees on loans receivable, net	(29,827)	-	(29,827)
Exit fees received on loans receivable	(6,558)	-	(6,558)
Extension fees received on loans receivable	(2,711)	-	(2,711)
Repayments of loans receivable	(2,453,804)	-	(2,453,804)
Repayments of non-cash advances to loans in lieu of interest	(126,865)	-	(126,865)
Accretion of origination fees, net	25,237	-	25,237
Realized loss on sale of investments	-	(141)	(141)
Transfer to loans held for sale	(48,147)	48,147	-
Sale of loans receivable held-for-sale	-	(48,006)	(48,006)
Transfer to real estate owned, net	(103,901)	-	(103,901)
Allowance for loan losses	(62,771)	-	(62,771)
Balance at December 31, 2021	$6,340,295	$-	$6,340,295

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

	Held-for- Investment	Held-for- Sale	Total
Balance at December 31, 2019	$5,940,268	$—	$5,940,268
Initial funding of new loan originations and acquisitions	226,661	—	226,661
Advances on existing loans	568,767	—	568,767
Non-cash advances in lieu of interest	90,065	—	90,065
Origination fees on loans receivable, net	(3,761)	—	(3,761)
Exit fees received on loans receivable	(1,247)	—	(1,247)
Extension fees received on loans receivable	(801)	—	(801)
Repayments of loans receivable	(548,545)	—	(548,545)
Repayments of non-cash advances to loans in lieu of interest	(15,784)	—	(15,784)
Accretion of origination fees, net	27,859	—	27,859
Realized loss on sale of investments	—	(640)	(640)
Transfer to loans held-for-sale	(151,657)	151,657	—
Sale of loans receivable held-for-sale	—	(151,017)	(151,017)
Allowance for loan losses	(6,000)	—	(6,000)
Balance at December 31, 2020	$6,125,825	$—	$6,125,825

Interests in loans receivable held-for-investment

The Company had one interest in loans receivable as of December 31, 2021 (in thousands):

	Number of Investments	Number of Loans	Loan Commitment(3)	Principal Outstanding	Carrying Value	Stated Rate(2)	Interest Rate(4)
Senior loans(1)	1	1	$200,727	$161,566	$161,864	L + 4.25%	5.50%
Allowance for loan losses					(14)
Interests in loans receivable held-for-investment, net					$161,850

(1)	Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans and pari passu participations in senior mortgage loans.
(2)	One-month LIBOR as of December 31, 2021 was 0.10%. Weighted average is based on outstanding principal as of December 31, 2021
(3)	Loan commitment represents initial loan commitments, as adjusted by commitment reductions, less loan repayments and transfers which qualified for sale accounting under GAAP.
(4)

Reflects the weighted average interest rate based on the applicable floating benchmark rate (if applicable), including LIBOR floors (if applicable). Weighted average is based on outstanding principal as of December 31, 2021

The Company’s interests in loans receivable portfolio as of December 31, 2020 was comprised of the following loans (in thousands):

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

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

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

As of December 31, 2021 and 2020, the weighted average yield to maturity on interests in loans receivable was 6.7% and 5.9%, respectively. As all of the interests in loans are floating rate loans, the weighted average yield was calculated using the respective applicable benchmark rates, incorporating the impact of LIBOR floors, as applicable. The weighted average term to initial maturity of the interests in loans receivable portfolio is 0.1 and 0.8 years as of December 31, 2021 and 2020, respectively. The weighted average term to maturity with the exercise of all extension options is 1.6 and 2.1 years as of December 31, 2021 and 2020, respectively.

As of December 31, 2021 and 2020, all of the Company’s interests in loans receivable were directly financed. See Note 5 – Repurchase Agreements, Loan Participations Sold, Notes Payable and Secured Term Loan, net for details on the financings.

Activity relating to the interests in loan receivable portfolio for the years ended December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Balance at beginning of period	$338,270	$222,891
Advances on existing interests in loans receivable	101,767	118,582
Non-cash advances to interests in loans receivable in lieu of interest	18,733	13,782
Exit fees received on interests in loans receivable	(265)	—
Extension fees received on interests in loans receivable	—	(453)
Repayments of interests in loans receivable	(269,988)	(15,417)
Repayment of non-cash advances to interests in loans receivable in lieu of interest	(27,903)	(1,566)
Accretion of origination fees, net	1,250	451
Allowance for loan loss	(14)	—
Balance at end of period	$161,850	$338,270

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Concentration of Risk

The following table presents the Company’s loans receivable and interests in loans receivable portfolio by loan type, as well as property type and geographic location of the properties collateralizing these loans as of December 31, 2021 and 2020 (dollars in thousands):

	December 31, 2021		December 31, 2020
Loan Type (1)	Carrying Value	Percentage	Carrying Value (2)	Percentage
Senior loans(1)	$6,309,997	96%	$5,660,370	88%
Subordinate loans	259,172	4%	803,725	12%
	$6,569,169	100%	$6,464,095	100%
Allowance for loan losses	$(67,024)
	$6,502,145

Property Type	Carrying Value	Percentage	Carrying Value (2)	Percentage
Office	$1,113,805	17%	$1,056,109	16%
Mixed-use	734,613	11%	1,336,337	21%
Hospitality	1,176,842	18%	1,051,658	16%
Land	631,713	10%	525,147	8%
Multifamily	1,986,628	30%	1,462,450	23%
For Sale Condo	710,660	11%	902,812	14%
Other	214,908	3%	129,582	2%
	$6,569,169	100%	$6,464,095	100%
Allowance for loan losses	$(67,024)
	$6,502,145

Geographic Location	Carrying Value	Percentage	Carrying Value (2)	Percentage
United States
Northeast	$2,734,550	41%	$3,078,980	48%
Mid Atlantic	1,235,527	19%	1,022,852	16%
Midwest	309,298	5%	237,879	4%
Southeast	836,904	13%	918,608	14%
Southwest	269,461	4%	87,750	1%
West	1,156,896	18%	1,109,026	17%
Other	26,533	0%	9,000	0%
	$6,569,169	100%	$6,464,095	100%
Allowance for loan losses	$(67,024)
	$6,502,145
(1)	Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans and pari passu participations in senior mortgage loans.
(2)	Carrying value is presented net of loan loss reserve of $6.0 million.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Interest Income and Accretion

The following table summarizes the Company’s interest and accretion income from loans receivable held-for-investment, from loans receivable held-for-sale, from interests in loans receivable held-for-investment, and from interest on cash balances for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Interest on loans receivable and interests in loans receivable	$386,731	$413,228	$363,096
Interest on cash accounts	33	726	2,571
Prepayment fees	1,951	3,576	104
Accretion of origination fees, net	26,487	28,310	23,590
Miscellaneous income	61	100	—
Total interest and related income	$415,263	$445,940	$389,361

As of December 31, 2021 and 2020, no investment exceeded 10% of the Company’s assets. For the years ended December 31, 2021, 2020 and 2019, no investment contributed more than 10% of interest income.

Loan Modifications

During the year ended December 31, 2021, the Company entered into loan modifications that include, among other items, the repurposing of reserves, temporary partial deferral of the coupon to non-cash advances in lieu of interest, increases in loan commitments, and extensions of loan maturity dates, which in certain cases included incremental capital contributions from certain borrowers.

During the fourth quarter of 2021, the Company entered into a loan modification secured by an office building located in Washington, DC, which is classified as a TDR under GAAP. This modification included, among other items, a waiver of accrued and default interest, reduction of the personal guarantee to $11.2 million, and an extension of the loan’s maturity date. As of December 31, 2021, the loan had an outstanding principal balance and carrying value of $11.5 million. Pursuant to GAAP, this loan will be accounted for on a cost recovery basis following the modification, meaning that all payments received will relieve the unpaid outstanding loan balance until the balance is relieved. Any additional cash received once the original remaining loan balance has been repaid will be recognized as interest income on a cash basis.

During the third quarter of 2021, the Company entered into a loan modification secured by a hospitality asset located in Newport Beach, CA, which is classified as a TDR under GAAP.  This modification included, among other items, waiver of default interest, the compounding of $3.4 million of unpaid interest into the unpaid principal balance, the receipt of $1.5 million of unpaid interest in cash, and an extension of the loan’s maturity date.  As of December 31, 2021, the loan had an outstanding principal balance of $81.4 million and a carrying value of $77.5 million.  Pursuant to GAAP, this loan has been accounted for on a cash basis following the modification, meaning that interest income is recognized when received, until all principal and interest payments contractually due are reasonable assured of repayment and there is a consistent period of repayment by the borrower.  The borrower of this loan has made all subsequent interest payments and the loan remains current.

During the fourth quarter of 2020, the Company entered into a loan modification secured by a hospitality asset located in San Diego, CA, which is classified as a TDR under GAAP. This modification included, among other items, a waiver of exit fees, a principal repayment, a reduction of contractual interest payments and an extension of the loan’s maturity date. As of December 31, 2020 the loan had an outstanding principal balance of $97.5 million and a carrying value of $97.3 million. Following the modification, the Company recorded a decrease in contractual exit fees amortized to income of approximately $0.8 million which reduced the Company’s carrying value of the loan receivable. No further loss reserve or impairment were determined to be necessary. Following the modification, this loan returned to accrual status as the borrower funded interest reserves which demonstrated compliance with the restructured terms.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

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

The following table allocates the principal balance and carrying value of the loans receivable and interests in loans receivable based on the Company’s internal risk ratings (in thousands):

December 31, 2021
Risk Rating	Number of Loans	Principal Balance	Carrying Value
1	1	$35,721	$35,699
2	7	705,886	703,714
3	74	4,678,785	4,649,076
4	15	1,155,879	1,154,147
5	2	26,533	26,533
	99	$6,602,804	$6,569,169
Allowance for loan losses			(67,024)
			$6,502,145

December 31, 2020
Risk Rating	Number of Loans	Principal Balance	Carrying Value
1	3	$68,372	$69,418
2	6	349,159	349,342
3	72	4,691,775	4,668,991
4	16	1,366,982	1,367,344
5	1	15,000	9,000
	98	$6,491,288	$6,464,095

As of December 31, 2021 and 2020, the average risk rating of the Company’s portfolio was 3.1, weighted by outstanding principal balance. At December 31, 2021 and 2020 the Company had loans with an aggregate outstanding principal balance of $1.2 billion and $1.4 billion, respectively, rated as category “4”, which represents 17.5% and 21.1% respectively, of the total portfolio. At December 31, 2021 and 2020, of the loans rated as category “4”, 32.1% and 40.3% respectively, relate to loans secured by hospitality assets. As of December 31, 2021 and 2020, the Company had two and one loans rated at category “5”, which represents 0.4% and 0.2%, respectively, of the total portfolio.

Current Expected Credit Losses

The allowance for loan losses required under GAAP reflects the Company’s current estimate of potential credit losses related to loans receivable, interests in loans receivable, accrued interest receivable and unfunded loan commitments.  See Note 2 for further discussion of the Company’s allowance for loan losses.

At December 31, 2020, prior to the adoption of ASU 2016-13, the Company had recorded a $6.0 million provision for loan losses against a loan made to the personal estate of a former borrower, which had an outstanding principal balance and a carrying value of $15.0 million.  The loan is on non-accrual status and is in maturity default.  The amount of the loan loss provision as of December 31, 2021 and 2020 is based on the difference between the net present value of the projected cash flows of the loan receivable and its amortized cost basis as of December 31, 2021 and 2020.

In December 2021, the Company received principal repayments of $81.7 million on a senior loan with an outstanding principal balance of $95.0 million, and a maturity date of May 31, 2021, and recorded a principal charge-off of $1.8 million. Following the repayment, the maturity date of the loan was extended to January 1, 2023. As of December 31, 2021, the loan had a specific loan loss allowance of $0.3 million, which represents additional collectible interest through the maturity date as the loan remains on non-accrual status.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

During year ended December 31, 2021, the Company recorded net reversals of $9.0 million in the allowance for credit losses, thus reducing the total allowance for loan losses to $73.5 million as of December 31, 2021.  The decline was primarily attributable to expectations of improving macroeconomic conditions and actual improvements in operating results for many collateral properties adversely affected by COVID-19, as well as principal repayments on loans with allowances for credit losses and changes in unfunded commitments, offset in part by the impact of new loans with longer average term to fully extended maturity.

The following table illustrates the change in the allowance for loan losses for the year ended December 31, 2021 (dollars in thousands):

	Specific CECL Allowance (1)	Loans receivable held-for-investment	Interests in loans receivable held-for-investment	Accrued interest receivable	Unfunded loan commitments (2)	Total
Total allowance for loan losses, December 31, 2020	$6,000	$-	$-	$-	$-	$6,000
Initial CECL allowance, January 1, 2021	-	64,274	406	357	13,214	78,251
Increase (reversal) in allowance	2,094	(3,597)	(392)	(139)	(6,928)	(8,962)
Principal charge-offs	(1,761)	-				(1,761)
Total allowance for loan losses, December 31, 2021	$6,333	$60,677	$14	$218	$6,286	$73,528
Percent of Unpaid Principal Balance at December 31, 2021						1.1%

(1)

As of December 31, 2020, amounts represent specific loan loss provisions recorded on assets before the adoption of ASU 2016-13. After the adoption of ASU 2016-13 on January 1, 2021, amounts represent Specific CECL allowance.

(2)	The CECL allowance for unfunded commitments is included in accounts payable and accrued expenses on the Company’s consolidated balance sheets.

The Company’s primary credit quality indicator is the Company’s internal risk ratings, which are further discussed above.  The following table presents the amortized cost basis of the Company’s loans receivable and interest in loans receivable as of December 31, 2021 by year of origination and risk rating (dollars in thousands):

			Amortized Cost Basis by Origination Year as of December 31, 2021
Risk Rating	Number of Loans	Amortized Cost Basis	2021	2020	2019	2018	2017
1	1	$35,699	$-	$-	$-	$35,699	$-
2	7	703,714	439,981	-	-	236,735	26,998
3	74	4,649,076	1,851,857	276,792	1,991,121	431,913	97,393
4	15	1,154,147	-	-	67,000	1,087,147	-
5	2	26,533	-	-	15,000	-	11,533
	99	$6,569,169	$2,291,838	$276,792	$2,073,121	$1,791,494	$135,924

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

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

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

The following table presents additional detail related to the Company’s real estate owned, net as of December 31, 2021 (dollars in thousands):

December 31, 2021
Land	$123,100
Building	284,400
Furniture, fixtures and equipment	6,500
Real estate assets	414,000
Less: accumulated depreciation	(7,113)
Real estate owned, net	$406,887

There was no real estate owned as of December 31, 2020.

The following table presents additional detail related to the Company’s real estate portfolio for the period from February 8, 2021 through December 31, 2021 (dollars in thousands):

Period from February 8, 2021 through December 31, 2021
Operating revenues	$27,984
Operating expenses	(25,081)
Depreciation	(7,113)
Net operating loss from real estate owned	$(4,210)

5. Repurchase Agreements, Loan Participations Sold, Net, Notes Payable, Net, Secured Term Loan, Net and Debt Related to Real Estate Owned, Net

As of December 31, 2021 and 2020, the Company had financed certain of its loans receivables using repurchase agreements, the sale of loan participations and notes payable. The financings bear interest at a rate equal to LIBOR or SOFR plus a credit spread determined by an advance rate and the value of the collateral, among other factors. Financing agreements generally contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to tangible net worth ratio and minimum debt service coverage ratio as defined in agreements. The Company was in compliance with all covenants as of December 31, 2021 and 2020.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Repurchase Agreements

The following table summarizes the Company’s repurchase agreements by lender as of December 31, 2021 (in thousands):

	Lender	Initial Maturity	Fully Extended Maturity (1)	Facility Amount	Borrowing Outstanding	Undrawn Capacity
(2)	JP Morgan Chase Bank, N.A. - Main Pool	6/29/2025	6/29/2027	$1,250,000	$1,173,280	$76,720
(3)	JP Morgan Chase Bank, N.A. - Side Car	5/27/2023	5/27/2024	271,171	215,003	56,168
(4)	Morgan Stanley Bank, N.A.	1/26/2023	1/26/2024	1,000,000	1,000,000	—
(5)	Goldman Sachs Bank USA	5/31/2022	5/31/2023	750,000	410,551	339,449
	Barclays Bank PLC	12/20/2022	12/20/2025	500,000	193,884	306,116
	Deutsche Bank AG, New York Branch	6/26/2022	6/26/2023	265,000	211,372	53,628
(6)	Wells Fargo Bank, N.A.	9/29/2023	9/29/2026	300,000	285,421	14,579
				$4,336,171	$3,489,511	$846,660

(1)	Facility maturity dates may be extended based on certain conditions being met.
(2)	On January 14, 2022, the facility capacity was increased to $1.5 billion.
(3)	This financing has a LIBOR floor of 0.25%
(4)

One asset on this financing has a LIBOR floor of 1.00% and one asset has a LIBOR floor of 0.25%. On January 25, 2022, the reference rate on this facility was changed from LIBOR to SOFR, and the fully extended maturity was extended to January 26, 2025.

(5)	This financing has a LIBOR floor of 0.35% with respect to transactions where the initial financing date was before May 27, 2021.
(6)	On March 7, 2022, the facility’s capacity was increased to $750.0 million.

The following table summarizes the Company’s repurchase agreements by lender as of December 31, 2020 (in thousands):

	Lender	Initial Maturity	Fully Extended Maturity (1)	Facility Amount	Borrowing Outstanding	Undrawn Capacity
	JP Morgan Chase Bank, N.A. - Main Pool	6/29/2022	6/29/2024	$1,250,000	$937,800	$312,200
(2)	Morgan Stanley Bank, N.A.	1/26/2022	1/26/2023	1,000,000	844,283	155,717
(3)	Goldman Sachs Bank USA	5/31/2021	5/31/2023	750,000	578,015	171,985
(4)	Societe General, New York Branch	4/30/2022	10/31/2022	300,000	50,000	250,000
	Barclays Bank PLC	12/20/2021	12/20/2022	500,000	201,384	298,616
	Deutsche Bank AG, New York Branch	6/26/2021	6/26/2023	250,000	73,721	176,279
				$4,050,000	$2,685,203	$1,364,797

(1)	Facility maturity dates may be extended based on certain conditions being met.
(2)	One asset on this financing has a LIBOR floor of 1.00%
(3)

This financing has a LIBOR floor of 0.35%.  Unless modified prior to the initial maturity date, during the period between this facility’s initial maturity date and its fully extended maturity date, the facility may not be used to finance any of the Company’s new investments and 100% of the principal repayments received from pledged loans will be applied to the outstanding balance of the facility.

(4)	This facility’s amount can be increased up to $500,000,000, upon the occurrence of certain events. This financing has a LIBOR floor of 1.00%

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Liabilities under the Company’s repurchase agreements as of December 31, 2021 are summarized as follows (in thousands):

Lender	Weighted Average Term (1)	Par Value	Carrying Value	Carrying Value of Collateral
JP Morgan Chase Bank, N.A. - Main Pool	1.6	$1,173,280	$1,173,280	$1,626,719
JP Morgan Chase Bank, N.A. - Side Car	0.9	215,003	215,003	436,325
Morgan Stanley Bank, N.A.	2.4	1,000,000	1,000,000	1,709,758
Goldman Sachs Bank USA	1.3	410,551	410,551	589,825
Barclays Bank PLC	1.4	193,884	193,884	283,716
Deutsche Bank AG, New York Branch	2.3	211,372	211,372	327,671
Wells Fargo Bank, N.A.	2.8	285,421	285,421	362,742
Total/Weighted Average(2)		$3,489,511	$3,489,511	$5,336,756

(1)	The weighted average term (years) is determined based on the contractual maturity date of the corresponding loans collateralizing each facility.
(2)

Weighted average interest rate as of December 31, 2021 was LIBOR plus 2.16%. One-month LIBOR as of December 31, 2021 was 0.10%. Weighted average is based on outstanding principal as of December 31, 2021.

Liabilities under the Company’s repurchase agreements as of December 31, 2020 are summarized as follows (in thousands):

Lender	Weighted Average Term (1)	Par Value	Carrying Value	Carrying Value of Collateral
JP Morgan Chase Bank, N.A.	1.5	$937,800	$937,800	$1,549,663
Morgan Stanley Bank, N.A.	1.7	844,283	844,283	1,417,877
Goldman Sachs Bank USA	1.2	578,015	578,015	961,148
Societe Generale, New York Branch	1.8	50,000	50,000	97,262
Barclays Bank PLC	1.8	201,384	201,384	277,948
Deutsche Bank AG, Cayman Island Branch	2.7	73,721	73,721	106,984
Total/Weighted Average(2)		$2,685,203	$2,685,203	$4,410,882

(1)	The weighted average term (years) is determined based on the contractual maturity date of the corresponding loans collateralizing each facility.
(2)

Weighted average interest rate as of December 31, 2020 was LIBOR plus 2.17%. One-month LIBOR as of December 31, 2020 was 0.14%. Weighted average is based on outstanding principal as of December 31, 2020.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

As part of its repurchase agreements, the Company must comply with certain financial covenants on an ongoing basis. The Company’s financial covenants are measured at the end of each quarter. As of December 31, 2021 and 2020, the Company was in compliance with all covenants under its repurchase agreements. The repurchase facilities are partially recourse to the Company. The maximum guaranty that the Company would be responsible for as of December 31, 2021 and 2020 was $944.0 million and $701.3 million, respectively, under the repurchase agreements.

Loan Participations Sold

The Company’s loan participations sold as of December 31, 2021 are summarized as follows (in thousands):

	Contractual Maturity Date	Maximum Extension Date	Par Value	Carrying Value	Carrying Value of Collateral
Variable:
(2)	8/1/2022	8/1/2023	148,322	148,133	290,783
Fixed:
	12/31/2024	12/31/2025	20,000	19,611	130,061
Total/Weighted Average(1)			$168,322	$167,744	$420,844

(1)	Weighted average interest rate as of December 31, 2021 was 5.43%. Weighted average is based on outstanding principal as of December 31, 2021.
(2)	This financing has a LIBOR floor of 1.85%.

The Company’s loan participations sold as of December 31, 2020 are summarized as follows (in thousands):

Contractual Maturity Date	Maximum Extension Date	Par Value	Carrying Value	Carrying Value of Collateral
8/1/2022	8/1/2023	$189,750	$188,995	$370,541
8/20/2022	8/20/2024	138,071	136,843	177,732
3/21/2021	3/21/2023	27,582	27,493	49,710
9/9/2021	9/9/2024	44,645	44,479	109,007
9/9/2021	9/9/2024	42,859	42,701	104,649
9/9/2022	9/9/2024	76,513	75,973	76,593
Total/Weighted Average(1)		$519,420	$516,484	$888,232

(1)	Weighted average interest rate as of December 31, 2020 was 5.09%. Weighted average is based on outstanding principal as of December 31, 2020.

Notes Payable

The Company’s notes payable as of December 31, 2021 are summarized as follows (in thousands):

	Contractual Maturity Date	Maximum Extension Date	Par Value	Carrying Value	Carrying Value of Collateral (2)
(1,3)	1/4/2022	1/4/2022	$48,000	$48,000	$116,512

(1)

Weighted average interest rate as of December 31, 2021 was LIBOR plus 4.00%. One-month LIBOR as of December 31, 2021 was 0.10%. This financing has a LIBOR floor of 2.43%. Weighted average is based on outstanding principal as of December 31, 2021.

(2)	Includes all cash reserve balances held by the servicer.
(3)	In January 2022, the initial maturity was extended to July 5, 2022 and the maximum maturity date was extended to January 4, 2023.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

The Company’s notes payable as of December 31, 2020 are summarized as follows (in thousands):

	Contractual Maturity Date	Maximum Extension Date	Par Value	Carrying Value	Carrying Value of Collateral (2)
(3)	1/4/2021	4/1/2021	$52,938	$52,938	$116,514
	8/2/2022	8/2/2023	99,579	98,553	132,761
(4)	1/31/2021	7/30/2021	40,000	39,950	67,146
(5)	7/30/2021	7/30/2023	92,777	92,322	117,165
	1/15/2022	1/15/2022	20,000	19,752	106,618
	Total/Weighted Average(1)		$305,294	$303,515	$540,204

(1)

Weighted average interest rate as of December 31, 2020 was LIBOR plus 3.44%. One-month LIBOR as of December 31, 2020 was 0.14%. Weighted average is based on outstanding principal as of December 31, 2020.

(2)	Includes all cash reserve balances held by the servicer.
(3)

On January 5, 2021, the note was extended to the maximum extended maturity date of April 1, 2021. On March 12, 2021, the Company entered into an agreement to extend the contractual maturity date to October 1, 2021 and the maximum extended maturity date to January 4, 2022.

(4)	On January 31, 2021, the note was extended to the maximum extended maturity date of July 30, 2021.
(5)	The Company has guaranteed a portion of this note payable. The Company’s maximum exposure is limited to $20.0 million.

Secured Term Loan, Net

On August 9, 2019, the Company entered into a $450.0 million secured term loan facility.  On December 1, 2020, the secured term loan facility was modified to increase the aggregate principal amount by $325.0 million, increase the interest rate, and to increase the quarterly amortization payment. On December 2, 2021, the Company entered into a modification of its Secured Term Loan which reduced the interest rate to the greater of (i) 1-month SOFR plus a 0.10% credit spread adjustment, and (ii) 0.50%, plus a credit spread of 4.50%.

The secured term loan as of December 31, 2021 is summarized as follows (in thousands):

Contractual	Stated
Maturity Date	Rate (1)	Interest Rate	Par Value	Carrying Value
8/9/2026	S + 4.50%	5.00%	$762,717	$739,762

(1)	One-month SOFR at December 31, 2021 was 0.05%. Following the modification on December 1, 2021, the secured term loan has a floor equal to the greater of one-month SOFR plus 0.10%, and 0.50%.

The secured term loan as of December 31, 2020 is summarized as follows (in thousands):

Contractual	Stated
Maturity Date	Rate (1)	Interest Rate	Par Value	Carrying Value
8/9/2026	L + 5.00%	6.00%	$768,554	$746,095

(1)	One-month LIBOR at December 31, 2020 was 0.14%. The secured term loan has a LIBOR floor of 1.00%.

The secured term loan is partially amortizing, with principal payments of $1.9 million due in quarterly installments.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

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

The Company’s debt related to real estate owned is summarized as follows (dollars in thousands):

Contractual	Stated
Maturity Date	Rate (1)	Interest Rate	Par Value	Carrying Value
February 9, 2024	L + 2.78%	3.53%	$290,000	$289,806

(1)	One-month LIBOR at December 31, 2021 was 0.10%. This financing has a LIBOR floor of 0.75%.

Interest Expense and Amortization

The following table summarizes the Company’s interest and amortization expense on secured financings, on the secured term loan and on debt related to real estate owned for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Interest on secured financings	$113,300	$132,389	$116,893
Interest on secured term loan	46,038	20,205	9,454
Interest on debt related to real estate owned	15,587	-	-
Amortization of financing costs	21,307	19,638	13,400
Total interest and related expense	$196,232	$172,232	$139,747

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

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows (in thousands):

	December 31, 2021
				Fair value hierarchy level
	Carrying Value	Par Value	Fair Value	Level 1	Level 2	Level 3
Loans receivable held-for-investment, net	$6,340,295	$6,441,238	$6,434,157	$—	$—	$6,434,157
Interests in loans receivable held-for- investment, net	161,850	161,566	161,883	—	—	161,883
Repurchase agreements	3,489,511	3,489,511	3,484,834	—	—	3,484,834
Loan participations sold, net	167,744	168,322	168,738	—	—	168,738
Notes payable, net	48,000	48,000	48,000	—	—	48,000
Secured term loan, net	739,762	762,717	762,717	—	—	762,717
Debt related to real estate owned, net	289,806	290,000	281,723	—	—	281,723

	December 31, 2020
				Fair value hierarchy level
	Carrying Value	Par Value	Fair Value	Level 1	Level 2	Level 3
Loans receivable held-for-investment, net	$6,125,825	$6,152,331	$6,155,526	$—	$—	$6,155,526
Interests in loans receivable held-for- investment, net	338,270	338,957	338,695	—	—	338,695
Repurchase agreements	2,685,203	2,685,203	2,668,464	—	—	2,668,464
Loan participations sold, net	516,484	519,420	524,010	—	—	524,010
Notes payable, net	303,515	305,294	308,069	—	—	308,069
Secured term loan, net	746,095	768,554	769,949	—	—	769,949

7. Redeemable Interests

Pursuant to a side letter with a stockholder, the stockholder had the right to require the Company to repurchase the stockholder’s 7,306,984 shares of common stock between January 8, 2020 and February 7, 2020 and on each subsequent anniversary of this period. If this option had been exercised, the Company would have been required to repurchase such shares at a price based on the book value per share of all the outstanding common shares of the Company, including the common shares subject to this redemption feature, within the following 18 months, which may have been extended an additional six months if the Company’s board of directors determined that making such repurchase could not be accomplished due to material and adverse market conditions. This redemption right expired upon the completion of the Company’s initial public offering and at December 31, 2021 the shares are presented as common stock.

Prior to the completion of the Company’s initial public offering, the shares were presented as redeemable common stock on the consolidated balance sheets at the redemption value, as the stockholder’s right is outside the control of the Company. Prior to the expiration, the Company had determined that the redemption was exercisable and at each reporting period recognized an adjustment to the additional paid in capital through accretion of redeemable common stock to record the redeemable common stock at its redemption value.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

8. Equity

Common Stock

The Company charter provides for the issuance of up to 500,000,000 shares of common stock with a par value of $0.01 per share. The Company had 140,055,714 common shares issued and 139,840,088 common shares outstanding as of December 31, 2021and 132,848,720 common shares issued and outstanding which includes 7,306,984 shares of redeemable common stock as of December 31, 2020. On October 6, 2021, the Company effected a reverse split of shares of its common stock on a 2-for-1 basis. All references to common stock outstanding and per common stock share amounts have been restated to reflect the effect of the reverse stock split for all periods presented. On November 3, 2021, the Company completed an initial public offering of 5,524,934 shares of common stock at a price of $18.65 per share.

The following table provides a summary of the number of common shares issued and outstanding, including redeemable common shares, and average price per share since inception:

	Year Ended
Common Stock Outstanding	December 31, 2021	December 31, 2020 (1)	December 31, 2019 (1)
Beginning balance	132,848,720	129,348,720	102,036,901
Issuance of common shares	5,524,934	3,500,000	27,311,819
Conversion of fully vested RSUs to common shares	1,682,060	-	-
Repurchase of common shares	(215,626)	-	-
Ending balance	139,840,088	132,848,720	129,348,720

(1)	Amounts at December 31, 2020 and 2019, include fully vested RSUs, which includes 877,498 common stock underlying the vested RSUs.

Preferred Stock

The Company charter also provides for the issuance of up to 10,000,000 shares of preferred stock with a par value of $0.01 per share. On December 15, 2021, the Company redeemed 125 preferred shares at a price of $1,000 per share and there were no preferred shares outstanding at December 31, 2021. The Company had issued 125 and 250 preferred shares as of December 31, 2020 and 2019, respectively. All preferred shares had been issued at a price of $1,000 per share and were entitled to a 12.5% cash dividend, paid semi-annually.

Treasury Stock

The Company entered into an agreement (the “10b5-1 Purchase Plan”) with Morgan & Stanley Co. LLC, pursuant to which Morgan Stanley & Co. LLC, as the Company’s agent, will buy in the open market up to $25.0 million of the Company’s common stock in the aggregate during the period beginning on December 6, 2021 and ending at the earlier of 12 months and the date on which all the capital committed to the 10b5-1 Purchase Plan is expended.  The 10b5-1 Purchase Plan will require Morgan Stanley & Co. LLC to purchase for the Company shares of the Company’s common stock when the market price per share is below the book value per common share, subject to certain daily limits prescribed by the 10b5-1 Purchase Plan.  For the period from December 6, 2021 through December 31, 2021, the Company repurchased 215,626 shares of common stock under the repurchase program at an average price per share of $16.71 for a total of $3.6 million.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Dividends

The following table details the Company’s dividend activity for common, redeemable common, vested restricted stock units and preferred stock (in thousands, except per share data):

	For the Quarter Ended
	March 31, 2021		June 30, 2021		September 30, 2021		December 31, 2021
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Dividends declared - common stock, redeemable common stock and vested restricted stock units	$50,000	$0.37	$50,000	$0.37	$50,000	$0.37	$51,741	$0.37
Dividends declared - preferred stock	$4	$0.03	$4	$0.03	$4	$0.03	$4	$0.03
Record Date - common stock, redeemable common stock and vested restricted stock units	March 19, 2021		June 16, 2021		September 17, 2021		December 31, 2021
Payment Date - common stock, redeemable common stock and vested restricted stock units	April 1, 2021		July 7, 2021		October 7, 2021		January 15, 2022

	For the Quarter Ended
	March 31, 2020		June 30, 2020		September 30, 2020		December 31, 2020
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Dividends declared - common stock, redeemable common stock and vested restricted stock units	$56,000	$0.43	$59,000	$0.44	$50,000	$0.37	$50,000	$0.37
Dividends declared - preferred stock	$8	$0.03	$8	$0.03	$8	$0.03	$8	$0.03
Record Date - common stock, redeemable common stock and vested restricted stock units	March 4, 2020		June 18, 2020		September 29, 2020		December 22, 2020
Payment Date - common stock, redeemable common stock and vested restricted stock units	April 2, 2020		July 1, 2020		October 1, 2020		January 4, 2021

	For the Quarter Ended
	March 31, 2019		June 30, 2019		September 30, 2019		December 31, 2019
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Dividends declared - common stock, redeemable common stock and vested restricted stock units	$46,100	$0.44	$46,800	$0.44	$48,000	$0.41	$55,000	$0.46
Dividends declared - preferred stock	$8	$0.03	$8	$0.03	$8	$0.03	$8	$0.03
Record Date - common stock, redeemable common stock and vested restricted stock units	March 15, 2019		June 14, 2019		September 17, 2019		December 1, 2019
Payment Date - common stock, redeemable common stock and vested restricted stock units	April 1, 2019		June 27, 2019		October 1, 2019		January 2, 2020

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

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

As of December 31, 2021, 2020 and 2019 there were no dilutive securities affiliated with the Company. As a result, basic and diluted EPS are the same. The calculation of basic and diluted EPS is as follows (in thousands, except for share and per share data):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Net income attributable to Claros Mortgage Trust, Inc. common stockholders and redeemable common stockholders	$170,537	$202,378	$168,726
Basic weighted average number of common stock and redeemable common stock outstanding (1)	134,539,645	132,980,316	111,462,928
Diluted weighted average number of common stock and redeemable common stock outstanding (1)	134,539,645	132,980,316	111,462,928
Net income per share of common stock and redeemable stock, basic and diluted	$1.27	$1.52	$1.51

(1)	Amounts at December 31, 2020 and 2019 include fully vested RSUs, which includes 877,498 common stock underlying vested RSUs.

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

The following table summarizes the Company’s management and incentive fees (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Management fees	$39,135	$38,960	$32,611
Incentive fees	—	7,766	10,219
Total	$39,135	$46,726	$42,830

Management Fees

Effective October 1, 2015, the Manager earns a base management fee in an amount equal to 1.50% per annum of Stockholders’ Equity. Management fees are reduced by the Company’s pro rata share of any management fees and incentive fees (if incentive fees are not incurred by the Company) paid to the Manager by CMTG/TT. Management fees are paid quarterly, in arrears. Management fees of $10.0 million and $9.8 million were accrued and were included in management fee payable – affiliate, in the consolidated balance sheets at December 31, 2021 and 2020.

Incentive Fees

The Manager is entitled to an incentive fee equal to 20% of the excess of the Company’s Core Earnings on a rolling four-quarter basis, as defined in the Management Agreement, over a 7.00% return on Stockholders’ Equity, as

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

defined in the Management Agreement of the Company. Incentive fees are reduced by the Company’s pro rata share of any incentive fees paid to the Manager by CMTG/TT.

The Manager is entitled to an incentive fee equal to 3.33% of the excess of CMTG/TT’s Core Earnings on a rolling four-quarter basis, as defined in the Management Agreement, over a 7.00% return on Unitholders’ Equity of CMTG/TT.

Incentive fees of $0 and $0.2 million were accrued and were included in Incentive fee payable – affiliate on the consolidated balance sheets at December 31, 2021 and 2020, respectively.

Termination Fees

If the Company elects to terminate the Management Agreement, the Company is required to pay the Manager a termination fee equal to three times the sum of the average annual base management and incentive fees paid by the Company over the prior two years and the average annual incentive fee paid by the Company over the prior two years.

Reimbursable Expenses

The Manager is entitled to reimbursement of all documented expenses incurred on behalf of the Company, to the extent that such costs and expenses are specifically contemplated by, and do not exceed the amount contemplated therefore in the annual budget. The agreement specifically references expenses incurred by the Manager for travel and other out-of-pocket expenses incurred on behalf of the Company in connection with the origination, purchase, financing, refinancing, sale or other disposition of loans or any securities offering.

Expense reimbursements of $0, $81,000 and $0.2 million were classified as a component of general and administrative expenses for the years ended December 31, 2021, 2020 and 2019, respectively.

Loans receivable held-for-investment

As of December 31, 2021, the Company has one investment with an outstanding principal balance of $54.0 million and a loan commitment of $141.1 million, whereby the borrower is an affiliate of a shareholder in the Company’s common stock.

11. Equity Compensation

The Company is externally managed and does not currently have any employees. On March 30, 2016, the Company adopted the 2016 Incentive Award Plan (the “Plan”) to promote the success and enhance the value of the Company by linking the individual interests of employees of the Manager and its affiliates to those of the Company’s stockholders. The maximum number of shares that may be issued under the Plan is equal 7.5% of the Company’s shares issued prior to an initial public offering.

On April 4, 2019, the Board granted 877,498 time-based RSUs which immediately became vested. Dividend equivalent payments accrued as if those shares were outstanding for all dividends declared during the period beginning August 25, 2015.  The fair value of time-based RSUs was recognized immediately. The fair value of the 877,498 RSUs was determined to be $20.00 per share on the grant date based on the Company’s share issuances proximate to the grant date. During the year ended December 31, 2021, 292,731 time-based RSUs were forfeited prior to their delivery, resulting in the reversal of $5.9 million of previously recognized equity compensation expense which is included as other income in the consolidated statements of operations.  On April 4, 2021, 584,767 fully vested RSUs were delivered and converted to common shares.

On April 4, 2019, the Board granted 1,622,499 performance-based RSUs of which 0% to 100% will vest at the conclusion of a three-year performance period commencing on January 1, 2019, at varying levels, if the Company achieves a minimum cumulative Total Stockholder Return Percentage in excess of 18% over that period. Total Stockholder Return Percentage is equal to the quotient of (i) the sum of (A) the tangible net book value per common share as of December 31, 2021 less $19.84 and (B) the aggregate amount of dividends paid with respect to common

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

stock during the performance period, (ii) and $19.84, calculated on a fully diluted basis. Dividend equivalents will accrue and be paid to participants at the conclusion of the performance period based on the number of RSUs that are vested.  The fair value of the 1,622,499 performance-based RSUs was determined to be $20.00 per share on the grant date based on the Company’s share issuances proximate to the grant date. In the event that a change in control or an initial public offering (“IPO”) occurred prior to the completion of the performance period, the RSUs would immediately vest prior to such change in control or IPO and dividend equivalents will become payable.  During the year ended December 31, 2021 525,206 performance based RSUs were forfeited.  Upon completion of the Company’s IPO in November 2021, 1,097,293 RSUs became immediately vested and dividend equivalents of $4.9 million were paid.

The Company recognized equity compensation expense for the performance-based RSUs if and when the Company concludes that it is probable that the performance condition would be achieved. The Company reassessed the probability of vesting at each reporting period for these awards and adjusted compensation expense based on its probability assessment. The Company recognized a cumulative catch up adjustment to amounts previously recognized for changes in its probability assessment in connection with the IPO. The Company has elected to recognize the effect of forfeitures as they occur.

For the years ended December 31, 2021, 2020 and 2019, the Company recognized compensation expense of $8.8 million, $5.7 million and $7.9 million relating to the performance-based RSUs.  For the year ended December 31, 2019, the Company recognized compensation expense of $21.5 million related to the time-based RSUs. Equity compensation expense is considered non-cash compensation expense for the years ended December 31, 2021 and 2020.  For the year ended December 31, 2019, $25.5 million is considered non-cash compensation expense.

The following table details the RSU activity during the years ended December 31, 2021 and 2020:

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
		Weighted- Average		Weighted- Average
	Number of	Grant Date Fair	Number of	Grant Date Fair
	Restricted Shares	Value Per Share	Restricted Shares	Value Per Share
Unvested, December 31, 2020	—	$—	1,622,499	$20.00
Granted	—	—	—	—
Forfeited/cancelled	—		(525,206)
Vested	—	—	(1,097,293)	$(20.00)
Unvested, December 31, 2021	—	$—	—	$—

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Restricted Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Restricted Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested, December 31, 2019	—	$—	1,622,499	$20.00
Granted	—	—	—	—
Vested	—	—	—	—
Unvested, December 31, 2020	—	$—	1,622,499	$20.00

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

12. Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ended December 31, 2015 and expects to continue to operate so as to qualify as a REIT. As a result, the Company will generally not be subject to federal and state income tax on that portion of its income that it distributes to stockholders if it distributes at least 90% of its taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains and activity conducted within the Company’s taxable REIT subsidiary (“TRS”), and complies with certain other requirements to qualify as a REIT. Since Commencement of Operations, the Company was in compliance with all REIT requirements and the Company plans to continue to operate so that it meets the requirements for taxation as a REIT. Therefore, other than amounts relating to the Company’s TRS, as described below, the Company has not provided for current income tax expense related to the Company’s REIT taxable income for the years ended December 31, 2021, 2020 and 2019, respectively. Additionally, no provision has been made for federal or state income taxes in the accompanying financial statements, as the Company believes it has met the prescribed requisite requirements.

The Company’s real estate owned is held in a TRS. A TRS is a corporation that is owned directly or indirectly by a REIT and has jointly elected with the REIT to be treated as a TRS for tax purposes. TRSs provide REITs the flexibility to hold, up to 20% of their total assets, entities or investments that otherwise wouldn’t be permissible in the REIT structure. The Company’s TRS is not consolidated for U.S. federal income tax purposes and is taxed separately as a corporation. For financial reporting purposes, a provision or benefit for current and deferred taxes is established for the portion of earnings or expense recognized by the Company with respect to its TRS. For years ended December 31, 2021, 2020 and 2019, the Company did not record a provision for income taxes, which for 2021 was due to a full valuation allowance that was established against deferred taxes. Additionally, the Company did not have any deferred tax assets or deferred liabilities at December 31, 2021 or 2020.

For the year ended December 31, 2021, the TRS’s Federal statutory income tax rate was 21.00% and 14.44% for state and local income tax purposes for a combined rate of 35.44%. The combined rate includes the federal benefit arising from the state and local income tax deduction allowable for federal tax purposes. For the year ended December 31, 2021, the Company’s effective tax rate 0.0%.

A reconciliation between the U.S. federal statutory income tax rate and the effective tax rate for the year ended December 31, 2021 is as follows:

Year Ended
December 31, 2021
US statutory tax rate	21.00%
REIT income not subject to corporate income tax	-24.52%
State and local income taxes	-3.50%
Change in valuation allowance	8.59%
Other	-1.57%
0.00%

The components of the deferred tax asset consist of the following (in thousands):

December 31, 2021
Investment basis difference in real estate owned	$4,018
Net operating loss carryforward	10,627
14,645
Valuation allowance	(14,645)
Deferred tax asset	$—

The TRS had a net operating loss (“NOL”) in the amount of $30.0 million for year ended December 31, 2021, the impact of which has been reflected in the deferred tax asset recorded by the Company.  Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of all

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies.  Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The NOL could be carried forward indefinitely for federal income tax purposes and for a period of 20 years for state and local purposes.  Based upon the available objective evidence at December 31, 2021, the Company determined it was more likely than not that the deferred tax assets of its TRS would not be utilized in future periods. As a result, the Company recorded a $14.6 million valuation allowance to fully reserve against these deferred tax assets.

The Company recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in our consolidated statements of income. As of December 31, 2021 and 2020, the Company has not recorded any amounts for uncertain tax positions.

The Company’s tax returns are subject to audit by taxing authorities. The Company’s tax years 2018 through 2021 remain open to examination by major taxing jurisdictions to which the Company is subject to taxes.

13. Commitments and Contingencies

The Company holds a 51% interest in CMTG/TT as a result of committing to invest $124.9 million in CMTG/TT.  Distributions representing repayment proceeds from CMTG/TT’s loans may be recalled by CMTG/TT at a price of $10.00 per Common Unit, if the repayment occurred at least six months prior to the loan’s initial maturity date. As of December 31, 2021 and 2020, the Company had contributed $162.1 million and $159.5 million, respectively to CMTG/TT and has received return of capital distributions of $123.2 million, of which $111.1 million were recallable. As of December 31, 2021 and 2020, CMTG’s remaining capital commitment to CMTG/TT was $73.8 million and $76.4 million, respectively.

The Company had a capital commitment of $1.1 million to CMTG TT Participation Investor, LP (“CMTG TT Participation”), a Delaware limited partnership formed for the purpose of participating in future investments made by the Company for which the projected equity required exceeds $100.0 million.  The general partner of CMTG TT Participation is CMTG TT Participation Investor GP, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company. CMTG TT Participation never commenced operations.  In November 2021, upon the completion of the Company’s initial public offering, the Company’s unfunded commitment to CMTG TT Participation was cancelled.

As of December 31, 2021 and 2020, the Company had unfunded loan commitments of $1.1 billion and $1.4 billion relating to 49 and 52 loans receivable and interests in loans receivable, respectively, which amounts will generally be funded to finance lease-related or capital expenditures by the Company’s borrowers, subject to borrowers achieving certain conditions precedent to such funding. These future commitments will expire over the remaining term of the loans, none of which exceed five years.

As of December 31, 2021 and 2020, the Company had $584.3 million and $650.9 million, of approved but undrawn capacity on existing secured financing commitments, which may be drawn subject to certain conditions.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

The Company’s contractual payments due under all borrowings by maturity were as follows as of December 31, 2021 (in thousands):

Year	Amount
2022	1,493,693
2023	393,895
2024	1,763,800
2025	374,954
2026	732,208
Thereafter	—
$4,758,550

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

On two separate occasions, the Company entered into arrangements with borrowers whereby the Company may advance additional funds on existing loans in excess of the primary mortgage and mezzanine loan commitment amounts, at interest rates which exceed the rate stated in the underlying mortgage or mezzanine loan. As of December 31, 2021 and 2020, the Company had a commitment of $0 and $55.0 million resulting from such arrangements, respectively, and during the year ended December 31, 2021 both arrangements were terminated. No amounts were drawn under these arrangements.

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

The full impact of COVID-19 on the global economy and the Company’s business is uncertain.  As of December 31, 2021, no contingencies have been recorded on the Company’s consolidated balance sheets as a result of COVID-19, however as the global pandemic continues and the economic implications become better known, it may have long-term impacts on the Company’s financial condition, results of operations, and cash flows.  Refer to Note 2 for further discussion of COVID-19.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

14. Segment Reporting

The Company has determined that it has one reportable segment.  The loan segment includes loans receivable and interests in loans receivable.

The Company evaluates performance based on the following financial measures (in thousands):

Year ended December 31, 2021	Loans	Other	Total
Interest and related income	$415,263	$—	$415,263
Less: interest and related expense	180,589	15,643	196,232
Net interest income	234,674	(15,643)	219,031
Revenue from real estate owned	—	27,984	27,984
Total revenue	234,674	12,341	247,015
Management fees - affiliate	—	39,135	39,135
Equity compensation	—	8,812	8,812
General and administrative expenses	—	12,591	12,591
Expenses from real estate owned	—	32,194	32,194
Total expenses	—	92,732	92,732
Realized gain (loss) on sale of investments	(141)	—	(141)
Gain on foreclosure of real estate owned	—	1,430	1,430
Other income	—	5,855	5,855
Reversal of current expected credit loss	8,962	—	8,962
Total other income	8,821	7,285	16,106
Segment income (loss)	$243,495	$(73,106)	$170,389
Total Assets as of December 31, 2021	$7,015,804	$439,467	$7,455,271

Year ended December 31, 2020	Loans	Other	Total
Interest and related income	$445,940	$—	$445,940
Less: interest and related expense	172,232	—	172,232
Net interest income	273,708	—	273,708
Management fees - affiliate	—	38,960	38,960
Incentive fees - affiliate	—	7,766	7,766
Equity compensation	—	5,670	5,670
General and administrative expenses	—	9,004	9,004
Total expenses	—	61,400	61,400
Realized gain (loss) on sale of investments	(640)	—	(640)
Provision for loan losses	(6,000)	—	(6,000)
Total other income (loss)	(6,640)	—	(6,640)
Segment income (loss)	$267,068	$(61,400)	$205,668
Total Assets as of December 31, 2020	$6,952,543	$—	$6,952,543

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Year ended December 31, 2019	Loans	Other	Total
Interest and related income	$389,361	$—	$389,361
Less: interest and related expense	139,747	—	139,747
Net interest income	249,614	—	249,614
Management fees - affiliate		32,611	32,611
Incentive fees - affiliate		10,219	10,219
Equity compensation		29,489	29,489
General and administrative expenses		3,392	3,392
Total expenses	—	75,711	75,711
Equity in income from investment in CMTG/CN Mortgage REIT LLC	—	40	40
Realized gain (loss) on sale of investments	103	—	103
Provision for loan losses	—	—	—
Total other income (loss)	103	40	143
Segment income	$249,717	$(75,671)	$174,046
Total Assets as of December 31, 2019	$6,548,121	$—	$6,548,121

15. Subsequent Events

The Company has evaluated subsequent events through filing of this Annual Report on Form 10-K and determined that there have not been any events or transactions have occurred that would require additional disclosure in the consolidated financial statements.

Claros Mortgage Trust, Inc.

Schedule III – Real Estate and Accumulated Depreciation

As of December 31, 2021

(in thousands)

		Initial Cost to Registrant			Cost capitalized subsequent to acquisition	At December 31, 2021
Description	Encumbrances	Land	Building	Furniture, fixtures and equipment	Improvements	Land	Building	Furniture, fixtures and equipment	Total (1)	Accumulated Depreciation	Date Acquired	Life

Hotels in New York, NY	$290,000	$123,100	$284,400	$6,500	$-	$123,100	$284,400	$6,500	$414,000	$(7,113)	2/8/2021	40 yrs

(1)	The aggregate cost for U.S federal income tax purposes is $424,944,107 at December 31, 2021.

Reconciliation of Real Estate:

The following table reconciles real estate from December 31, 2020 to December 31, 2021 (in thousands):

Year Ended
December 31, 2021
Real Estate
Balance at beginning of period	$-
Acquisition through foreclosure	414,000
Balance at end of period	$414,000
Accumulated Depreciation
Balance at beginning of period	$-
Additions charged to operating expenses	7,113
Balance at end of period	$7,113

Claros Mortgage Trust, Inc.

Schedule IV - Mortgage Loans on Real Estate

As of December 31, 2021

(in thousands, except for number of loans)

Type of Loan (1)	Description/Location	Number of investments		Interest Payment Rates	Maximum Maturity Date (2)	Periodic Payment Terms (3)	Prior Liens (4)	Face Amount of Loans	Carrying Amount of Loans (5)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Senior Mortgage Loans
Senior loans in excess of 3% of the carrying amount of total loans
Senior mortgage loan	Multifamily/Northeast			L + 2.75%	2026	I/O	$-	$390,000	$388,336	$-
Senior mortgage loan	Multifamily/West			L + 2.90%	2027	I/O, P	-	359,066	355,655	-
Senior mortgage loan	Hospitality/Northeast			L + 5.35%	2023	I/O	-	290,000	290,783	-
Senior mortgage loan	For Sale Condo/West			L + 4.95%	2024	I/O	-	290,139	289,032	-
Senior mortgage loan	Multifamily/Mid Atlantic			L + 2.85%	2026	I/O, P	-	257,963	256,516	-
Senior mortgage loan	Mixed/Northeast			L + 2.70%	2025	I/O	-	207,548	207,474	-
							-	1,794,716	1,787,796	-
Senior loans less than 3% of the carrying amount of total loans
Senior mortgage loan	Multifamily/Diversified	10	Floating:	L + 2.85% - L + 4.85%	2023 - 2026	I/O		993,530	986,121	-
Senior mortgage loan	Hospitality/Diversified	7	Floating:	L + 3.85% - L + 4.95%	2022 - 2027	I/O		892,755	886,059
Senior mortgage loan	Office/Diversified	11	Floating:	L + 2.75% - L + 7.49%	2022 - 2026	I/O		994,500	989,112	-
Senior mortgage loan	Mixed Use/Diversified	6	Floating:	L + 3.15% - L + 5.50%	2023 - 2026	I/O		528,980	527,139	-
Senior mortgage loan	Land/Northeast	5	Floating:	L + 5.25% - L + 8.00%	2021 - 2024	I/O		497,370	498,161	183,020
Senior mortgage loan	For Sale Condo/Diversified	5	Floating:	L + 4.90% - L + 9.16%	2022 - 2026	I/O		423,966	421,628	-
			Fixed:	10.00%
Senior mortgage loan	Other/Diversified	5	Floating:	L + 3.70% - L + 4.50%	2020 - 2026	I/O		217,941	213,981	15,000
Total senior loans								4,549,042	4,522,201	198,020

Subordinate Loans
Subordinate loans less than 3% of the carrying amount of total loans
Mezzanine loan	Office/Midwest	1	Fixed:	8.50%	2027	I/O		125,000	124,693	-
Mezzanine loan	Land/Northeast	3	Floating:	L + 9.76% - L + 12.75%	2021 - 2024	I/O		133,119	133,552	75,579
Mezzanine loan	Other/Northeast	1	Fixed:	7.15%	2023	I/O		927	927	-
Total subordinate loans								259,046	259,172	75,579
Total loans							$-	$6,602,804	$6,569,169	$273,599
Allowance for loan losses							N/A	N/A	$(67,024)	N/A
Total loans after allowance for loan losses							$-	$6,602,804	$6,502,145	$273,599

(1)	Includes loans receivable held-for-investment and interests in loans receivable held-for-investment

(2)	Maximum maturity date assumes all extension options are exercised.

(3)

I/O = interest only until final maturity unless otherwise noted, P = Loans are subject to spread maintenance premiums or other prepayment penalty if paid before date specified within the loan agreement.

(4)	Represents third party liens only

(5)	The tax basis of the loans included above is $6,574,010 as of December 31, 2021.

Reconciliation of Mortgage Loans on Real Estate

	2021	2020
Balance at January 1,	$6,464,095	$6,163,159
Additions during period:
Loan fundings	3,056,293	914,010
Payment in kind interest	88,024	103,847
Amortization of deferred fees and expenses	26,487	28,310
Deductions during period:
Collections of principal, including sales proceeds	(2,926,566)	(732,969)
Deferred origination fees and expenses	(39,361)	(6,262)
Realized loss on sale of investments	(141)	—
Transfer to real estate owned	(103,901)	—
Provision for loan losses (1)	(62,785)	(6,000)
Balance at December 31,	$6,502,145	$6,464,095

(1)	See Note 3 – Loans Portfolio of the consolidated financial statements for information on loan loss allowances.