Form 10-Q
period 2022-03-31
Claros Mortgage Trust, Inc.
filed 2022-05-10
CIK 1666291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 5, 2022, the registrant had 139,633,162 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Claros Mortgage Trust, Inc.

Consolidated Balance Sheets

(unaudited, in thousands, except share data)

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$444,001	$310,194
Restricted cash	23,139	23,942
Loan principal payments held by servicer	9,999	154,600
Loans receivable held-for-investment	7,038,246	6,407,305
Less: current expected credit loss reserve	(65,608)	(67,010)
Loans receivable held-for-investment, net	6,972,638	6,340,295
Interests in loans receivable held-for-investment, net	153,236	161,850
Real estate owned, net	404,947	406,887
Other assets	64,852	57,503
Total assets	$8,072,812	$7,455,271

Liabilities and Stockholders' Equity
Repurchase agreements	$4,019,910	$3,489,511
Loan participations sold, net	167,875	167,744
Notes payable, net	143,527	48,000
Secured term loan, net	738,928	739,762
Debt related to real estate owned, net	289,829	289,806
Other liabilities	71,968	54,457
Dividends payable	51,672	51,741
Management fee payable - affiliate	9,807	9,983
Total liabilities	5,493,516	4,851,004

Commitments and contingencies - Note 12

Stockholders' Equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 140,055,714 and 140,055,714 shares issued and 139,653,799 and 139,840,088 shares outstanding at March 31, 2022 and December 31, 2021, respectively	1,400	1,400
Additional paid-in capital	2,722,981	2,726,190
Dividends declared	(877,331)	(825,659)
Retained earnings	694,112	664,700
Total Claros Mortgage Trust, Inc. equity	2,541,162	2,566,631
Non-controlling interests	38,134	37,636
Total stockholders' equity	2,579,296	2,604,267

Total liabilities and stockholders' equity	$8,072,812	$7,455,271

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Operations

(unaudited, in thousands, except share and per share data)

	Three Months Ended
	March 31, 2022	March 31, 2021
Revenue
Interest and related income	$90,694	$105,803
Less: interest and related expense	39,580	46,287
Net interest income	51,114	59,516
Revenue from real estate owned	6,813	1,051
Total revenue	57,927	60,567
Expenses
Management fees - affiliate	9,807	9,626
Equity compensation	-	(1,642)
General and administrative expenses	4,343	1,189
Operating expenses from real estate owned	7,780	1,700
Interest expense from debt related to real estate owned	2,584	1,475
Depreciation on real estate owned	1,940	1,293
Total expenses	26,454	13,641
Gain on foreclosure of real estate owned	-	1,430
Other income	-	5,855
(Provision) reversal of current expected credit loss reserve	(2,102)	185
Income before income taxes	29,371	54,396
Income tax benefit	-	4,179
Net income	$29,371	$58,575
Net loss attributable to non-controlling interests	$(41)	$(37)
Net income attributable to preferred stock	$-	$4
Net income attributable to common stock	$29,412	$58,608
Net income per share of common stock
Basic and diluted	$0.21	$0.44
Weighted-average shares of common stock outstanding
Basic and diluted	139,712,501	133,609,126

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited, in thousands, except share data)

	Preferred	Preferred	Common	Common	Additional				Non-	Total
	Stock	Stock Par	Stock	Stock Par	Paid-In	Repurchased	Dividends	Retained	controlling	Stockholders'
	Shares	Value	Shares	Value	Capital	Shares	Declared	Earnings	Interests	Equity
Balance at December 31, 2021	-	$-	140,055,714	$1,400	$2,726,190	(215,626)	$(825,659)	$664,700	$37,636	$2,604,267
Repurchased shares	-	-	-	-	(3,179)	(186,289)	-	-	-	(3,179)
Contributions from non-controlling interests	-	-	-	-	-	-	-	-	539	539
Offering costs	-	-	-	-	(30)	-	-	-	-	(30)
Dividends on common stock	-	-	-	-	-	-	(51,672)	-	-	(51,672)
Net income (loss)	-	-	-	-	-	-	-	29,412	(41)	29,371
Balance at March 31, 2022	-	$-	140,055,714	$1,400	$2,722,981	(401,915)	$(877,331)	$694,112	$38,134	$2,579,296

	Preferred	Preferred	Common	Common	Additional				Non-	Total	Redeemable
	Stock	Stock Par	Stock	Stock Par	Paid-In	Repurchased	Dividends	Retained	controlling	Stockholders'	Common
	Shares	Value	Shares	Value	Capital	Shares	Declared	Earnings	Interests	Equity	Stock
Balance at December 31, 2020	125	$125	125,541,736	$1,255	$2,491,836	-	$(573,677)	$526,205	$35,286	$2,481,030	$141,356
Adoption of ASU 2016-13	-	-		-	-	-	-	(73,975)	-	(73,975)	(4,276)
Restricted stock units earned	-	-	-	-	(7,394)	-	-	-	-	(7,394)	-
Contributions from non-controlling interests	-	-	-	-	-	-	-	-	897	897	-
Offering costs	-	-	-	-	(28)	-	-	-	-	(28)	(2)
Dividends on preferred stock	-	(4)	-	-	-	-	-	-	-	(4)	-
Dividends on common stock, redeemable common stock and vested restricted stock units	-	-	-	-	-	-	(47,262)	-	-	(47,262)	(2,738)
Dividends on unvested restricted stock units	-	-	-	-	-	-	389	-	-	389	-
Accretion of redeemable common stock	-	-	-	-	81	-	-	-	-	81	(81)
Net income (loss)	-	4	-	-	-	-	-	55,400	(37)	55,367	3,208
Balance at March 31, 2021	125	$125	125,541,736	$1,255	$2,484,495	-	$(620,550)	$507,630	$36,146	$2,409,101	$137,467

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities
Net income	$29,371	$58,575
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of origination fees on loans receivable	(4,304)	(5,791)
Accretion of origination fees on interests in loans receivable	(204)	(258)
Amortization of financing costs	4,632	5,032
Non-cash equity compensation	-	(1,642)
Other income	-	(5,855)
Depreciation on real estate owned	1,940	1,293
Gain on foreclosure of real estate owned	-	(1,430)
Non-cash advances on loans receivable in lieu of interest	(13,507)	(18,494)
Non-cash advances on interests in loans receivable in lieu of interest	(2,427)	(4,769)
Non-cash advances on secured financings in lieu of interest	-	5,203
Repayment of non-cash advances on loans receivable in lieu of interest	10,745	5,134
Repayment of non-cash advances on interests in loans receivable in lieu of interest	1,834	261
Repayment of non-cash advances on secured financings in lieu of interest	-	(1,112)
Provision (reversal) of current expected credit loss reserve	2,102	(185)
Changes in operating assets and liabilities:
Other assets	(8,170)	(2,904)
Other liabilities	784	(2)
Management fee payable - affiliate	(176)	(223)
Incentive fee payable - affiliate	-	(187)
Net cash provided by operating activities	22,620	32,646
Cash flows from investing activities
Loan originations, acquisitions and advances, net of fees	(782,806)	(146,244)
Advances of interests in loans receivable, net of fees	(14,653)	(29,273)
Repayments of loans receivable	302,437	80,776
Repayments of interests in loans receivable	23,971	2,429
Extension and exit fees received from loans receivable	1,095	1,666
Extension and exit fees received from interests in loans receivable	65	-
Cash, cash equivalents and restricted cash from foreclosure of properties	-	9,580
Foreclosure of real estate owned	-	(11,463)
Reserves and deposits held for loans receivable	13,303	1,828
Net cash used in investing activities	(456,588)	(90,701)

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash flows from financing activities
Repurchase of common stock	(3,179)	-
Contributions from non-controlling interests	539	897
Offering costs	(300)	(30)
Dividends paid on common stock and vested restricted stock units	(51,741)	(47,268)
Dividends paid on redeemable common stock	-	(2,732)
Proceeds from secured financings	999,441	103,940
Payment of financing costs	(4,928)	(3,570)
Repayments of secured financings	(370,953)	(53,456)
Repayments of secured term loan	(1,907)	(1,946)
Net cash provided by (used in) financing activities	566,972	(4,165)

Net increase (decrease) in cash, cash equivalents and restricted cash	133,004	(62,220)
Cash, cash equivalents and restricted cash, beginning of period	334,136	430,974
Cash, cash equivalents and restricted cash, end of period	$467,140	$368,754
Cash and cash equivalents, beginning of period	$310,194	$427,512
Restricted cash, beginning of period	23,942	3,462
Cash, cash equivalents and restricted cash, beginning of period	$334,136	$430,974
Cash and cash equivalents, end of period	$444,001	$348,773
Restricted cash, end of period	23,139	19,981
Cash, cash equivalents and restricted cash, end of period	$467,140	$368,754
Supplemental disclosure of cash flow information:
Cash paid for interest	$36,167	$37,268
Supplemental disclosure of non-cash investing and financing activities:
Dividends accrued on common stock and vested restricted stock units	$51,672	$50,000
Dividends accrued on preferred stock	$-	$4
Dividends accrued on unvested restricted stock units	$-	$2,988
Loan principal payments held by servicer	$9,999	$3,694
Accrued financing costs	$6,250	$167
Accrued offering costs	$-	$1,516
Non-cash fees on loans receivable	$-	$402
Working capital consolidated	$-	$(18,546)
Settlement of loan receivable	$-	$(103,901)
Real estate acquired in settlement of loan receivable	$-	$414,000
Assumption of debt related to real estate owned	$-	$(300,000)

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 1.  Organization

Claros Mortgage Trust, Inc. (referred to throughout this report as the “Company,” “we”, “us” and “our”) is a Maryland Corporation formed on April 29, 2015 for the purpose of creating a diversified portfolio of income-producing loans collateralized by institutional quality commercial real estate. We commenced operations on August 25, 2015 (“Commencement of Operations”) and generally conduct our business through wholly-owned subsidiaries or investments in joint ventures. Any references to the Company refer to the Company, its consolidated joint venture, CMTG/TT Mortgage REIT LLC (“CMTG/TT” or “JV REIT”), a Delaware limited liability company, and the consolidated subsidiaries of each entity.  The Company is traded on the New York Stock Exchange, or NYSE, under the symbol “CMTG”.

We elected and intend to maintain our qualification to be taxed as a real estate investment trust (“REIT”) under the requirements of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), for U.S. federal income tax purposes. As such, we generally are not subject to U.S. federal income tax on that portion of our income that we distribute to stockholders. See Note 11 – Income Taxes regarding taxes applicable to the Company.

We are externally managed by Claros REIT Management LP (the “Manager”), our affiliate, through a management agreement (the "Management Agreement") pursuant to which the Manager provides a management team and other professionals who are responsible for implementing our business strategy, subject to the supervision of our board of directors. In exchange for its services, the Manager is entitled to management fees and incentive fees. See Note 9 – Related Party Transactions regarding the Management Agreement.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

References to common stock in 2021 includes redeemable common stock.

These unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of our financial position, results of operations and cash flows have been included.  Our results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year or any other future period.  The consolidated balance sheet at December 31, 2021 was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are particularly susceptible to our judgment include, but are not limited to, the adequacy of allowance for loan losses, the determination of effective yield for recognition of interest income and interest expense and recognition of equity compensation expense.

The novel coronavirus (“COVID-19”) pandemic has evolved since its onset during the first quarter of 2020, and while the global economy has begun to recover, uncertainty around future developments remain. Over the course of the pandemic, variants of COVID-19 have emerged and resulted in periods of increased infection rates, which caused many countries to re-implement quarantines and travel restrictions. The ongoing pandemic state has also affected global supply chains, the labor market, and inflation, which continue to impact many industries, including the collateral underlying certain of our loans. The overall impact to the global economy will depend largely on the recovery of disrupted supply chains and industries, the extent of the labor market interruptions, and the results of government interventions. The impact of COVID-19 on the current and future financial, economic and capital markets environment could remain uneven, and presents uncertainty and risk with respect to the performance of our loans receivable, interests in loans receivable and real estate owned, our financial condition, results of operations, liquidity, and ability to pay dividends.

Current Expected Credit Losses

The current expected credit loss (“CECL”) reserve required under ASU 2016-13 “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments (Topic 326)” (“ASU 2016-13”), reflects our current estimate of potential credit losses related to our loan portfolio.  The initial CECL allowance recorded on January 1, 2021 is reflected as a direct charge to retained earnings on our consolidated statements of changes in stockholders’ equity.  Subsequent changes to the CECL allowance are recognized through net income on our consolidated statements of operations.  ASU 2016-13 specifies the reserve should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions and reasonable and supportable forecasts for the duration of each respective loan.

General CECL Allowance

Our loans are typically collateralized by real estate, or in the case of mezzanine loans, by an equity interest in an entity that owns real estate. We consider key credit quality indicators in underwriting loans and estimating credit losses, including, but not limited to: the capitalization of borrowers and sponsors; the expertise of the borrowers and sponsors in a particular real estate sector and geographic market; collateral type; geographic region; use and occupancy of the property; property market value; loan-to-value (“LTV”) ratio; loan amount and lien position; debt service coverage ratio; our risk rating for the same and similar loans; and prior experience with the borrower and sponsor.  This information is used to assess the financial and operating capability, experience and profitability of the sponsor/borrower.  Ultimate repayment of our loans is sensitive to interest rate changes, general economic conditions, liquidity, LTV ratio, existence of a liquid investment sales market for commercial properties, and availability of replacement short-term or long-term financing.

We regularly evaluate on a loan-by-loan basis, the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, the financial and operating capability of the borrower/sponsor, the financial strength of loan guarantors, if any, and the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates, at least quarterly.  Such analyses are completed and reviewed by asset management personnel and evaluated by senior management, who utilize various data sources, including, to the extent available (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections, (iii) sales and financing comparables, (iv) current credit spreads for refinancing and (v) other market data.

Given the length of our loan terms, management’s reasonable and supportable forecast period exceeds the loan terms and as such we do not need to apply a reversion method.

We have classified our loans receivable into the following categories to assess the impact of CECL:

1.	Transitional Loans
2.	Steady & Improving Loans
3.	Stabilized Loans
4.	Construction/Future Funding Loans

For our loan receivable portfolio, we, with assistance from a third-party service provider, performed a quantitative assessment of the impact of CECL using the Expected Loss (“EL”) approach and the Lifetime Loss Rate (“LLR”) method depending on the allocated category. For transitional loans, steady & improving loans and stabilized loans, we have applied an EL approach because of the consistency in assessing credit risks and estimating expected credit losses. Due to the nature of construction loans, where repayment does not depend on the operating performance of the underlying property, we have applied a LLR approach to estimate the CECL impact.

Our allowance for loan losses reflects our estimate of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans.  These estimates include unemployment rates, interest rates, price indices for commercial property, and other macroeconomic factors that may influence the likelihood and magnitude of potential credit losses for our loans during their anticipated term.  We license certain macroeconomic financial forecasts to inform of its view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance.  The forecasts are embedded in the licensed model that we use to estimate its allowance for loan losses.  Selection of these economic forecasts require significant judgment about future events that, while based on the information available to us as of the balance sheet date, are ultimately unknowable with certainty, and the actual economic conditions impacting our portfolio could vary significantly from the estimates we made for the periods presented.

Additionally, we assess the obligation to extend credit through our unfunded loan commitments over each loan’s contractual period, which is considered in the estimate of the allowance for loan losses.

We evaluate the credit quality of each of our loans receivable on an individual basis and assign a risk rating at least quarterly. We have developed a loan grading system for all of its outstanding loans receivable that are collateralized directly or indirectly by real estate. Grading criteria include as-is or as-stabilized debt yield and debt service coverage ratios, term of loan, property type, loan type and other more subjective variables that include property or collateral location, as-is or as-stabilized collateral value, market conditions, industry conditions and sponsor’s financial stability. We utilize the grading system to determine each loan’s risk of loss and to provide a determination as to whether an individual loan is impaired and whether a special loan loss allowance is necessary. Based on a 5-point scale, the loans are graded “1” through “5,” from less risk to greater risk, which gradings are defined as follows:

1.	Very Low Risk
2.	Low Risk
3.	Medium Risk
4.	High Risk/Potential for Loss: A loan that has a risk of realizing a principal loss
5.	Impaired/Loss Likely: A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss

Specific CECL Allowance

In certain circumstances we may determine that a loan is no longer suited for the model-based approach due to its unique risk characteristics, where we have deemed the borrower/sponsor to be experiencing financial difficulty, or because the repayment of the loan’s principal is collateral-dependent.  We may instead elect to employ different methods to estimate loan losses that also conform to ASU 2016-13 and related guidance.  If the recovery of a loan’s principal balance is entirely collateral-dependent, we may assess such an asset individually and elect to apply a practical expedient in accordance with ASU 2016-13.

For such loan we would measure the specific allowance of each loan separately by using the fair value of the collateral or the net present value of its expected future cash flows. If the fair value of the collateral is less than the carrying value of the loan, an asset-specific allowance is created as a component of our overall allowance for loan losses (following the adoption of CECL, or as a loan loss allowance prior to the adoption of CECL). Specific allowances are equal to the excess of a loan’s carrying value to the present value of its expected cash flows discounted at the loan’s effective rate or the fair value of the collateral, less estimated costs to sell, if recovery of our investment is expected solely from the collateral.

If we have determined that a loan or a portion of a loan is uncollectible, we will write-off the loan through a charge to our current expected credit loss reserve based on the present value of expected future cash flows or the fair value of the collateral less costs to sell, if repayment is expected solely from the collateral. Significant judgment is required in determining impairment and in estimating the resulting credit loss reserve, and actual losses, if any, could materially differ from those estimates.

For additional information on our General and Specific CECL Allowance please refer to Footnote 3—"Loans Portfolio—Current Expected Credit Losses”.

Real Estate Owned (and Associated Debt)

We may assume legal title or physical possession of the underlying collateral of a defaulted loan through foreclosure. If we intend to hold, operate or develop the property for a period of at least 12 months, the asset is classified as real estate owned, net.  If we intend to market a property for sale in the near subsequent term, the asset is classified as real estate held for sale.  Real estate owned is initially recorded at estimated fair value and is subsequently presented net of accumulated depreciation.  Depreciation is computed using a straight-line method over the estimated useful lives.

Real estate assets are evaluated for indicators of impairment on a quarterly basis. Factors that we may consider in our impairment analysis include, among others: (1) significant underperformance relative to historical or anticipated operating results; (2) significant negative industry or economic trends; (3) costs necessary to extend the life or improve the real estate asset; (4) significant increase in competition; and (5) ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows expected to be generated by the real estate asset over the estimated remaining holding period is less than the carrying amount of such real estate asset. Cash flows include operating cash flows net of anticipated capital proceeds generated by the real estate asset. If the sum of such estimated cash flows are less than the fair value of the real estate, an impairment charge is recorded equal to the excess of the carrying value of the real estate asset over the fair value. When determining the fair value of a real estate asset, we make certain assumptions including, but not limited to, consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon our estimate of a capitalization rate and discount rate.

Debt assumed in an acquisition/foreclosure of real estate is recorded at its estimated fair value at the time of the acquisition. Subsequently, debt related to real estate owned, net is held net of principal repayments and any unamortized debt issuance costs. Other than amounts guaranteed by us, debt related to real estate owned is non-recourse to us.

Other Assets

Other assets include interest receivable, miscellaneous receivables, prepaid expenses, deferred tax asset (net of any valuation allowance), deposits funded relating to unclosed transactions, deferred financing costs and repurchased shares not yet settled.

Other Liabilities

Other liabilities include interest payable, accounts payable, accrued expenses, reserves held for loans receivable and deposits.

Revenue Recognition

Interest income from loans receivable is recorded on the accrual basis based on the outstanding principal amount and the contractual terms of the loans. Recognition of fees, premiums, discounts and direct costs associated with these investments is deferred until the loan is advanced and is then amortized or accreted into interest income over the term of the loan as an adjustment to yield using the effective interest method based on expected cash flows through the expected recovery period. Income accrual may be suspended for loans when we determine that the payment of income and principal is no longer probable.  Factors considered when making this determination include our assessment of the underlying collateral value, delinquency in excess of 90 days, and overall market conditions. While on non-accrual status, based on our estimation as to collectability of principal, loans are either accounted for on a cash basis, where interest income is recognized only upon actual receipt of cash, or on a cost-recovery basis, where all cash receipts reduce a loan's carrying value. If and when a loan is brought back into compliance with its contractual terms, and our Manager has determined that the borrower has demonstrated an ability and willingness to continue to make contractually required payments related to the loan, we resume accrual of interest.

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

Reportable Segments

We evaluate the operating performance of our investments as a whole.  We previously determined that we had two operating segments and one reporting segment as a result of the foreclosure of the hotel portfolio on February 8, 2021.  During the three months ended March 31, 2022, we had a change in our Chief Operating Decision Maker (CODM) who determined that we evaluate the operating performance of our investments as a whole and make operating decisions accordingly. Therefore, we have one operating segment and one reporting segment, with activities related to investing in income-producing loans collateralized by institutional quality commercial real estate.  This change has been applied retrospectively to all periods presented.

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform with the current period presentation. These reclassifications had no effect on the results of operations or financial position for any period presented.

Recent Accounting Guidance

On March 31, 2022, the FASB issued ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326), Troubled Debt restructurings and Vintage Disclosures”, (“ASU 2022-02”).  The standard eliminates the recognition and measurement guidance for troubled debt restructurings (“TDRs”) for creditors that have adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, (CECL).  In addition to eliminating the TDR accounting guidance, ASU 2022-02 changes existing disclosure requirements and introduces new disclosures related to certain modifications of instruments with borrowers experiencing financial difficulty.  The standard is effective for periods beginning after December 15, 2022, with early adoption permitted.  We are currently evaluating the impact ASU 2022-02 will have on our consolidated financial statements.

The FASB issued ASU 2019-12, Income Taxes (Topic 740), (“ASU 2019-12”).  ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740.  ASU 2019-12 also improves the consistent application of, and simplifies, GAAP for other areas of Topic 740 by clarifying and amending existing guidance.  The standard is effective for financial statements issued for fiscal years beginning after December 15, 2021, with early adoption permitted.  We adopted ASU 2019-12 on January 1, 2022 and the adoption of ASU 2019-12 did not have a material impact on our consolidated financial statements.

The FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, (“ASU 2020-04”).  ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.  ASU 2020-04 is effective upon issuance of ASU 2020-04 for contract modifications and hedging relationships on a prospective basis.  We have not adopted any of the optional expedients or exceptions through March 31, 2022, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

Note 3.  Loans Portfolio

Loans receivable

Our loans receivable portfolio as of March 31, 2022 was comprised of the following loans ($ in thousands, except for number of loans):

	Number of Loans	Loan Commitment(5)	Unpaid Principal Balance	Carrying Value	Weighted Average Spread(2)		Weighted Average Interest Rate(4)
Loans receivable held-for-investment:
Variable:
Senior loans(1,3)	64	$8,219,356	$6,763,623	$6,720,583	+ 4.02%	%	5.12%
Subordinate loans	3	138,085	134,770	135,258	+ 10.59%	%	11.61%
	67	8,357,441	6,898,393	6,855,841	+ 4.15%	%	5.25%
Fixed:
Senior loans(1)	3	$56,612	$56,612	$56,770	N/A		10.41%
Subordinate loans	2	125,927	125,927	125,635	N/A		8.49%
	5	182,539	182,539	182,405			9.09%
Total/Weighted Average	72	$8,539,980	$7,080,932	$7,038,246	N/A		5.35%
Current expected credit loss reserve				(65,608)
Loans receivable held-for-investment, net				$6,972,638

(1)	Senior loans include senior mortgages and similar loans, including related contiguous subordinate loans (if any), and pari passu participations in senior mortgage loans.
(2)

The weighted average spread is expressed as a spread over the relevant floating benchmark rates. One-month LIBOR as of March 31, 2022 was 0.45%. One-month SOFR as of March 31, 2022 was 0.30%.  Weighted average is based on outstanding principal as of March 31, 2022.

(3)

Includes a fixed rate loan with an outstanding principal balance of $37.9 million and a loan commitment of $39.7 million at March 31, 2022, which shares the same collateral as floating rate loans with an outstanding principal balance of $31.8 million and a loan commitment of $32.6 million at March 31, 2022.

(4)

Reflects the weighted average interest rate based on the applicable floating benchmark rate (if applicable), including LIBOR/SOFR floors (if applicable). Weighted average is based on outstanding principal as of March 31, 2022 and includes loans on non-accrual status.

(5)	Loan commitment represents principal outstanding plus remaining unfunded loan commitments.

Our loans receivable portfolio as of December 31, 2021 was comprised of the following loans ($ in thousands, except for number of loans):

	Number of Loans	Loan Commitment(5)	Unpaid Principal Balance	Carrying Value	Weighted Average Spread(2)		Weighted Average Interest Rate(4)
Loans receivable held-for-investment:
Variable:
Senior loans(1,3)	51	$7,163,032	$6,119,619	$6,085,351	+ 4.06%	%	5.16%
Subordinate loans	3	137,079	133,119	133,552	+ 10.38%	%	11.37%
	54	7,300,111	6,252,738	6,218,903	+ 4.19%	%	5.29%
Fixed:
Senior loans(1)	3	$62,573	$62,573	$62,782	N/A		10.09%
Subordinate loans	2	125,927	125,927	125,620	N/A		8.49%
	5	188,500	188,500	188,402			9.02%
Total/Weighted Average	59	$7,488,611	$6,441,238	$6,407,305	N/A		5.40%
Current expected credit loss reserve				(67,010)
Loans receivable held-for-investment, net				$6,340,295

(1)	Senior loans include senior mortgages and similar loans, including related contiguous subordinate loans (if any), and pari passu participations in senior mortgage loans.
(2)

The weighted average spread is expressed as a spread over the relevant floating benchmark rates. One-month LIBOR as of December 31, 2021 was 0.10%. Weighted average is based on outstanding principal as of December 31, 2021.

(3)

Includes a fixed rate loan with an outstanding principal balance of $33.5 million and a loan commitment of $39.7 million as of December 31, 2021, which shares the same collateral as floating rate loans with an outstanding principal balance of $103.1 million and a loan commitment of $104.4 million at December 31, 2021.

(4)

Reflects the weighted average interest rate based on the applicable floating benchmark rate (if applicable), including LIBOR floors (if applicable). Weighted average is based on outstanding principal as of December 31, 2021 and includes loans on non-accrual status.

(5)	Loan commitment represents principal outstanding plus unfunded loan commitments.

Certain loans receivable held by us include LIBOR/SOFR floors, which establish the minimum interest rate a borrower may pay on a loan. The weighted average LIBOR/SOFR floor in place based on unpaid principal balance on floating rate loans is 0.95% as of March 31, 2022.

The following table presents the range of LIBOR/SOFR floors held in our loan portfolio as of March 31, 2022 based on outstanding principal ($ in thousands):

One-month LIBOR/SOFR Floor Range	Unpaid Principal Balance	% of Total	Cumulative %
2.00% - 2.50%	1,197,145	17%	17%
1.50% - 1.99%	1,371,794	20%	37%
1.00% - 1.49%	743,393	10%	47%
0.50% - 0.99%	216,114	3%	50%
< 0.50%	2,418,783	34%	84%
No floor	913,270	13%	97%
Total Floating Rate Loans	6,860,499
Total Fixed Rate Loans	220,433	3%	100%
Total Loans	$7,080,932

The following table presents the carrying value and significant characteristics of our loans receivable on non-accrual status as of March 31, 2022 ($ in thousands):

Origination Date	Initial Maturity Date	Date Through Which Interest Collected	Risk Rating	Carrying Value	Unpaid Principal Balance	Specific CECL Reserve	Net Carrying Value	Interest Recognition Method(1)
5/5/2017	1/1/2023	4/1/2022	5	$8,599	$8,599	$(200)	$8,399	Cost Recovery
Total current				8,599	8,599	(200)	8,399
9/21/2018(2)	10/1/2020	2/1/2020	4	116,211	116,020	-	116,211	Cash Basis
3/29/2018	1/26/2021	7/9/2020	4	77,075	76,585	-	77,075	Cash Basis
8/2/2019	10/30/2021	11/1/2021	4	67,000	67,000	-	67,000	Cash Basis
7/1/2019	12/30/2020	7/1/2020	5	15,000	15,000	(6,000)	9,000	Cost Recovery
Total delinquent(3)				275,286	274,605	(6,000)	269,286
Total non-accrual(4)				$283,885	$283,204	$(6,200)	$277,685
Carrying value of associated financings							$(81,421)
Net carrying value							$196,264
(1)	No interest income was recognized on these loans for the three months ended March 31, 2022.
(2)

Subsequent to quarter end, this loan was fully satisfied. Loans classified as non-accrual and delinquent on debt service after this repayment represented 2.2% of the total loan portfolio, based on unpaid principal balance.  See Note 13 – Subsequent Events for further details.

(3)

Excludes one additional loan with a carrying value of $105.3 million that was over 90 days delinquent on March 31, 2022 which remains on accrual status. A portion of interest was collected subsequent to March 31, 2022, however the loan remains in maturity default.

(4)	Loans classified as non-accrual and delinquent on debt service represented 3.8% of the total loan portfolio at March 31, 2022, based on unpaid principal balance.

The following table presents the carrying value and significant characteristics of our loans receivable on non-accrual status as of December 31, 2021 ($ in thousands):

Origination Date	Initial Maturity Date	Date Through Which Interest Collected	Risk Rating	Carrying Value	Unpaid Principal Balance	Specific CECL Reserve	Net Carrying Value	Interest Recognition Method
5/5/2017	1/1/2023	12/1/2021	5	$11,533	$11,533	$(333)	$11,200	Cost Recovery
7/10/2018(1)	12/10/2023	12/1/2021	4	77,530	81,380	-	77,530	Cash Basis
Total current				89,063	92,913	(333)	88,730
8/2/2019	10/30/2021	11/1/2021	4	67,000	67,000	-	67,000	Cash Basis
9/21/2018	10/1/2020	2/1/2020	4	116,211	116,020	-	116,211	Cash Basis
3/29/2018	1/26/2021	7/9/2020	4	76,069	75,579	-	76,069	Cash Basis
7/1/2019	12/30/2020	7/1/2020	5	15,000	15,000	(6,000)	9,000	Cost Recovery
Total delinquent				274,280	273,599	(6,000)	268,280
Total non-accrual(2)				$363,343	$366,512	$(6,333)	$357,010
Carrying value of associated financings							$(122,450)
Net carrying value							$234,560
(1)

During the three months ended March 31, 2022, $0.7 million of income was recognized related to this loan. Prior to March 31, 2022, this loan was returned to accrual basis in accordance with our policy.

(2)	Loans classified as non-accrual and delinquent on debt service represented 4.1% of the total loan portfolio at December 31, 2021, based on unpaid principal balance.

Activity relating to the loans receivable portfolio for the three months ended March 31, 2022 ($ in thousands):

	Unpaid Principal Balance	Deferred Fees	Specific CECL Allowance	Carrying Value (1)
Balance at December 31, 2021	$6,441,238	$(33,933)	$(6,333)	$6,400,972
Initial funding of new loan originations and acquisitions	684,789	—	—	684,789
Advances on existing loans	109,979	—	—	109,979
Non-cash advances in lieu of interest	13,507	—	—	13,507
Origination fees, extension fees and exit fees	—	(13,057)	—	(13,057)
Repayments of loans receivable	(157,836)	—	—	(157,836)
Repayments of non-cash advances in lieu of interest	(10,745)	—	—	(10,745)
Accretion of fees	—	4,304	—	4,304
Specific CECL Allowance	—	—	133	133
Balance at March 31, 2022	$7,080,932	$(42,686)	$(6,200)	$7,032,046
General CECL Allowance				$(59,408)
Carrying Value				$6,972,638
(1)	Balance at December 31, 2021 does not include general CECL allowance.

Interests in loans receivable held-for-investment

Our interests in loans receivable portfolio as of March 31, 2022 was comprised of the following loan ($ in thousands):

	Number of Loans	Loan Commitment(3)	Unpaid Principal Balance	Carrying Value	Stated Rate(2)	Interest Rate(4)
Senior loans(1)	1	$174,923	$152,841	$153,278	L + 4.25%	5.50%
Current expected credit loss reserve				(42)
Interests in loans receivable held-for-investment, net				$153,236

(1)	Senior loans include senior mortgages and similar loans, including related contiguous subordinate loans (if any), and pari passu participations in senior mortgage loans.
(2)	One-month LIBOR as of March 31, 2022 was 0.45%.
(3)	Loan commitment represents principal outstanding plus unfunded loan commitments.
(4)	Reflects the interest rate based on the applicable floating benchmark rate (if applicable), including LIBOR/SOFR floors (if applicable).

Our interests in loans receivable portfolio as of December 31, 2021 was comprised of the following loan ($ in thousands):

	Number of Loans	Loan Commitment(3)	Unpaid Principal Balance	Carrying Value	Stated Rate(2)	Interest Rate(4)
Senior loans(1)	1	$200,727	$161,566	$161,864	L + 4.25%	5.50%
Current expected credit loss reserve				(14)
Interests in loans receivable held-for-investment, net				$161,850

(1)	Senior loans include senior mortgages and similar loans, including related contiguous subordinate loans (if any), and pari passu participations in senior mortgage loans.
(2)	One-month LIBOR as of December 31, 2021 was 0.10%.
(3)	Loan commitment represents principal outstanding plus unfunded loan commitments.
(4)	Reflects the interest rate based on the applicable floating benchmark rate (if applicable), including LIBOR/SOFR floors (if applicable).

Activity relating to the interests in loans receivable portfolio for the three months ended March 31, 2022 ($ in thousands):

	Unpaid Principal Balance	Deferred Fees	Carrying Value (1)
Balance at December 31, 2021	$161,566	$298	$161,864
Advances on existing interests in loans receivable	14,653	—	14,653
Non-cash advances in lieu of interest	2,427	—	2,427
Origination fees, extension fees and exit fees	—	(65)	(65)
Repayments of interests in loans receivable	(23,971)	—	(23,971)
Repayment of non-cash advances in lieu of interest	(1,834)	—	(1,834)
Accretion of origination fees, net	—	204	204
Balance at March 31, 2022	$152,841	$437	$153,278
General CECL Allowance			(42)
Carrying Value			$153,236

(1)	Balance at December 31, 2021 does not include general CECL allowance.

The following table details overall statistics for our loans receivable and interests in loans receivable portfolio ($ in thousands):

	Loans Receivable		Interests in Loans Receivable
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Weighted average yield to maturity	5.6%	5.6%	5.5%	6.7%
Weighted average term to initial maturity	1.9 years	1.8 years	0.1 year	0.1 year
Weighted average term to fully extended maturity	3.4 years	3.3 years	1.4 years	1.6 years

Concentration of Risk

The following table presents our loans receivable and interests in loans receivable portfolio by loan type, as well as property type and geographic location of the properties collateralizing these loans as of March 31, 2022 and December 31, 2021 ($ in thousands):

	March 31, 2022		December 31, 2021
Loan Type (1)	Carrying Value	Percentage	Carrying Value	Percentage
Senior loans(1)	$6,930,631	96%	$6,309,997	96%
Subordinate loans	260,893	4%	259,172	4%
	$7,191,524	100%	$6,569,169	100%
Current expected credit loss reserve	$(65,650)		$(67,024)
	$7,125,874		$6,502,145

Property Type	Carrying Value	Percentage	Carrying Value	Percentage
Office	$1,077,767	15%	$1,113,805	17%
Mixed-use	751,363	10%	734,613	11%
Hospitality	1,233,693	17%	1,176,842	18%
Land	633,588	9%	631,713	10%
Multifamily	2,652,615	37%	1,986,628	30%
For Sale Condo	614,752	9%	710,660	11%
Other	227,746	3%	214,908	3%
	$7,191,524	100%	$6,569,169	100%
Current expected credit loss reserve	$(65,650)		$(67,024)
	$7,125,874		$6,502,145

Geographic Location	Carrying Value	Percentage	Carrying Value	Percentage
United States
Northeast	$2,625,860	37%	$2,734,550	41%
Mid Atlantic	1,238,460	17%	1,235,527	19%
Midwest	283,722	4%	309,298	5%
Southeast	952,316	13%	836,904	13%
Southwest	448,796	6%	269,461	4%
West	1,618,771	23%	1,156,896	18%
Other	23,599	0%	26,533	0%
	$7,191,524	100%	$6,569,169	100%
Current expected credit loss reserve	$(65,650)		$(67,024)
	$7,125,874		$6,502,145

(1)	Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans and pari passu participations in senior mortgage loans.

Interest Income and Accretion

The following table summarizes our interest and accretion income from loans receivable held-for-investment and from interests in loans receivable held-for-investment, and from interest on cash balances for the three months ended March 31, 2022 and 2021 ($ in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Coupon interest	$86,186	$99,754
Accretion of fees	4,508	6,049
Total interest and related income	$90,694	$105,803

Loan Risk Ratings

As further described in Note 2 – Summary of Significant Accounting Policies, we evaluate the credit quality of our loan portfolio on a quarterly basis. In conjunction with our quarterly loan portfolio review, we assess the risk factors of each loan and assign a risk rating based on several factors. Factors considered in the assessment include, but are not limited to, current loan-to-value, debt yield, structure, cash flow volatility, exit plan, current market environment and sponsorship level. Loans are rated “1” (less risk) through “5” (greater risk), which ratings are defined in Note 2 – Summary of Significant Accounting Policies.

The following table allocates the principal balance and carrying value of the loans receivable and interests in loans receivable based on our internal risk ratings ($ in thousands):

March 31, 2022
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	% of Total of Unpaid Principal Balance
1	2	$188,562	$188,990	3%
2	6	661,452	657,000	9%
3	52	5,073,326	5,036,859	70%
4	11	1,286,834	1,285,076	18%
5	2	23,599	23,599	0%
	73	$7,233,773	$7,191,524
Current expected credit loss reserve			(65,650)
			$7,125,874

December 31, 2021
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	% of Total of Unpaid Principal Balance
1	1	$35,721	$35,699	1%
2	6	705,886	703,714	10%
3	42	4,678,785	4,649,076	71%
4	9	1,155,879	1,154,147	18%
5	2	26,533	26,533	0%
	60	$6,602,804	$6,569,169
Current expected credit loss reserve			(67,024)
			$6,502,145

As of March 31, 2022 and December 31, 2021, the average risk rating of our portfolio was 3.0 and 3.1, respectively, weighted by unpaid principal balance.

Current Expected Credit Losses

The current expected credit loss reserve required under GAAP reflects our current estimate of potential credit losses related to loans receivable, interests in loans receivable, accrued interest receivable and unfunded loan commitments.  See Note 2 for further discussion of our allowance for loan losses.

In December 2021, we received principal repayments of $81.7 million on a senior loan with an outstanding principal balance of $95.0 million, and a maturity date of May 31, 2021, and recorded a principal charge-off of $1.8 million.  Following the repayment, the maturity date of the loan was extended to January 1, 2023. As of March 31, 2022 and December 31, 2021, the loan had a specific loan loss allowance of $0.2 million and $0.3 million, respectively, which represents additional collectible interest through the maturity date as the loan remains on non-accrual status.

During three months ended March 31, 2022, we recorded a net provision of $2.1 million in the allowance for credit losses, thus increasing the total allowance for loan losses to $75.6 million as of March 31, 2022.  The increase was primarily attributable to the increase in size of the portfolio and unfunded loan commitments.

The following table illustrates the quarterly changes in the current expected credit loss reserve for the three months ended March 31, 2022 and 2021 ($ in thousands):

		General CECL Allowance
	Specific CECL Allowance (1)	Loans receivable held-for-investment	Interests in loans receivable held-for-investment	Accrued interest receivable	Unfunded loan commitments (2)	Total
Total current expected credit loss reserve, December 31, 2020	$6,000	$-	$-	$-	$-	$6,000
Initial CECL allowance, January 1, 2021	-	64,274	406	357	13,214	78,251
Increase (reversal) in current credit loss reserve	-	1,547	(141)	(14)	(1,577)	(185)
Total current expected credit loss reserve, March 31, 2021	$6,000	$65,821	$265	$343	$11,637	$84,066
Total current expected credit loss reserve, December 31, 2021	$6,333	$60,677	$14	$218	$6,286	$73,528
Increase (reversal) in current credit loss reserve	(133)	(1,269)	28	(218)	3,694	2,102
Total current expected credit loss reserve, March 31, 2022	$6,200	$59,408	$42	$-	$9,980	$75,630
Percent of Unpaid Principal Balance at March 31, 2022						1.0%

(1)

As of December 31, 2020, amounts represent specific loan loss provisions recorded on assets before the adoption of ASU 2016-13. After the adoption of ASU 2016-13 on January 1, 2021, amounts represent Specific CECL allowance.

(2)	The CECL allowance for unfunded commitments is included in other liabilities on the consolidated balance sheets.

Our primary credit quality indicator is our internal risk ratings, which are further discussed above.  The following table presents the amortized cost basis of our loans receivable and interest in loans receivable as of March 31, 2022 by year of origination and risk rating ($ in thousands):

			Amortized Cost Basis by Origination Year
Risk Rating	Number of Loans	Amortized Cost Basis	2022	2021	2020	2019	2018	2017
1	2	$188,990	$-	$-	$-	$-	$188,990	$-
2	6	657,000	-	555,869	-	-	75,191	25,940
3	52	5,036,859	680,412	1,781,663	63,175	1,982,302	431,881	97,426
4	11	1,285,076	-	-	198,788	67,000	1,019,288	-
5	2	23,599	-	-	-	15,000	-	8,599
	73	$7,191,524	$680,412	$2,337,532	$261,963	$2,064,302	$1,715,350	$131,965

Note 4.  Real Estate Owned, net

On February 8, 2021, we acquired legal title to a portfolio of hotel properties located in New York, NY through a foreclosure. Prior to February 8, 2021, the hotel portfolio represented the collateral for a $103.9 million mezzanine loan held by us. The loan was in default as a result of the borrower failing to pay debt service. A $300.0 million securitized senior mortgage held by a third party was in default as well. The securitized senior mortgage is non-recourse to us.  We recorded a gain of $1.4 million resulting from the foreclosure of the loan, which was based upon the estimated fair value of the hotel properties as determined by a third-party appraisal.  The fair value of $414.0 million was determined using discount rates ranging from 8.50% to 8.75% and a terminal capitalization rate of 6.00%.

On June 2, 2021, terms of the securitized senior mortgage were modified to include an extension of the maturity date to February 9, 2024, a principal repayment of $10.0 million, and the payment of $7.6 million of fees and modification costs, which included among other items, $6.3 million of interest, $1.1 million of general and administrative expenses, and $0.2 million of debt issuance costs.

The following table presents additional detail related to our real estate owned, net as of March 31, 2022 and December 31, 2021 ($ in thousands):

	March 31, 2022	December 31, 2021
Land	$123,100	$123,100
Building	284,400	284,400
Furniture, fixtures and equipment	6,500	6,500
Real estate assets	414,000	414,000
Less: accumulated depreciation	(9,053)	(7,113)
Real estate owned, net	$404,947	$406,887

Note 5.  Repurchase Agreements, Loan Participations Sold, Net, Notes Payable, Net, Secured Term Loan, Net and Debt Related to Real Estate Owned, Net

As of March 31, 2022 and December 31, 2021, we financed certain of our loans receivables using repurchase agreements, the sale of loan participations, and notes payable.  The financings bear interest at a rate equal to LIBOR/SOFR plus a credit spread or at a fixed rate.  Financing agreements generally contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to tangible net worth ratio, and minimum debt service coverage ratio as defined in agreements.

The following table summarizes our portfolio financings as of March 31, 2022 ($ in thousands):

	March 31, 2022			December 31, 2021
	Capacity	Borrowing Outstanding	Weighted Average Spread(1)	Capacity	Borrowing Outstanding	Weighted Average Spread(1)
Repurchase agreements	$4,765,000	$3,798,423	+ 2.00%	$4,065,000	$3,274,508	+ 2.00%
Repurchase agreements - Side Car	271,171	221,487	+ 4.51%	271,171	215,003	+ 4.50%
Loan participations sold	168,322	168,322	+ 3.75%	168,322	168,322	+ 3.79%
Notes payable	277,950	146,089	+ 3.35%	48,000	48,000	+ 4.00%
Secured Term Loan	760,810	760,810	+ 4.50%	762,717	762,717	+ 4.50%
Debt related to real estate owned	290,000	290,000	+ 2.78%	290,000	290,000	+ 2.78%
Total / weighted average	$6,533,253	$5,385,131	+ 2.59%	$5,605,210	$4,758,550	+ 2.65%

(1)	Weighted average spread over the applicable benchmark rate is based on unpaid principal balance. One-month LIBOR as of March 31, 2022 was 0.45%. One-month SOFR at March 31, 2022 was 0.30%.

Repurchase Agreements

The following table summarizes our repurchase agreements by lender as of March 31, 2022 ($ in thousands):

Lender	Initial Maturity	Fully Extended Maturity (1)	Maximum Capacity	Borrowing Outstanding	Undrawn Capacity
JP Morgan Chase Bank, N.A. - Main Pool	6/29/2025	6/29/2027	$1,500,000	$1,305,718	$194,282
JP Morgan Chase Bank, N.A. - Side Car(2)	5/27/2023	5/27/2024	271,171	221,487	49,684
Morgan Stanley Bank, N.A.(3)	1/26/2023	1/26/2025	1,000,000	1,000,000	-
Goldman Sachs Bank USA(4)	5/31/2022	5/31/2023	750,000	428,543	321,457
Wells Fargo Bank, N.A.	9/29/2023	9/29/2026	750,000	655,195	94,805
Barclays Bank PLC	12/20/2022	12/20/2025	500,000	186,384	313,616
Deutsche Bank AG, New York Branch	6/26/2022	6/26/2023	265,000	222,583	42,417
Total			$5,036,171	$4,019,910	$1,016,261

(1)	Facility maturity dates may be extended based on certain conditions being met.
(2)	This financing has a LIBOR floor of 0.25% for financings with a reference rate of LIBOR and a SOFR floor of 0.15% for financings with a reference rate of SOFR.
(3)	One asset on this financing has a SOFR floor of 0.90% and another of 0.15%.
(4)	This financing has a LIBOR floor of 0.35% and a SOFR floor of 0.25% with respect to certain transactions where the initial financing date was before May 27, 2021.

The following table summarizes our repurchase agreements by lender as of December 31, 2021 ($ in thousands):

Lender	Initial Maturity	Fully Extended Maturity (1)	Maximum Capacity	Borrowing Outstanding	Undrawn Capacity
JP Morgan Chase Bank, N.A. - Main Pool(2)	6/29/2025	6/29/2027	$1,250,000	$1,173,280	$76,720
JP Morgan Chase Bank, N.A. - Side Car(3)	5/27/2023	5/27/2024	271,171	215,003	56,168
Morgan Stanley Bank, N.A.(4)	1/26/2023	1/26/2024	1,000,000	1,000,000	-
Goldman Sachs Bank USA(5)	5/31/2022	5/31/2023	750,000	410,551	339,449
Barclays Bank PLC	12/20/2022	12/20/2025	500,000	193,884	306,116
Deutsche Bank AG, New York Branch	6/26/2022	6/26/2023	265,000	211,372	53,628
Wells Fargo Bank, N.A.	9/29/2023	9/29/2026	300,000	285,421	14,579
Total			$4,336,171	$3,489,511	$846,660

(1)	Facility maturity dates may be extended based on certain conditions being met.
(2)	On January 14, 2022, the facility capacity was increased to $1.5 billion.
(3)	This financing has a LIBOR floor of 0.25%
(4)

One asset on this financing has a LIBOR floor of 1.00% and another of 0.25%.  On January 25, 2022, the reference rate on this facility was changed from LIBOR to SOFR, and the fully extended maturity was extended to January 26, 2025.

(5)	This financing has a LIBOR floor of 0.35% with respect to transactions where the initial financing date was before May 27, 2021.

Liabilities under our repurchase agreements as of March 31, 2022 are summarized as follows ($ in thousands):

Lender	Weighted Average Term(1)	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral
JP Morgan Chase Bank, N.A. - Main Pool	2.1	$1,305,718	$1,305,718	$1,877,691
JP Morgan Chase Bank, N.A. - Side Car	0.8	221,487	221,487	443,645
Morgan Stanley Bank, N.A.	2.0	1,000,000	1,000,000	1,590,552
Goldman Sachs Bank USA	1.4	428,543	428,543	612,301
Wells Fargo Bank, N.A.	2.8	655,195	655,195	832,876
Barclays Bank PLC	1.7	186,384	186,384	284,166
Deutsche Bank AG, New York Branch	2.0	222,583	222,583	341,680
Total/Weighted Average	2.0	$4,019,910	$4,019,910	$5,982,911

(1)

The weighted average term (years) is determined based on the contractual maturity date of the corresponding loans collateralizing each facility. Weighted average is based on borrowing outstanding as of March 31, 2022.

Liabilities under our repurchase agreements as of December 31, 2021 are summarized as follows ($ in thousands):

Lender	Weighted Average Term(1)	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral
JP Morgan Chase Bank, N.A. - Main Pool	1.6	$1,173,280	$1,173,280	$1,626,719
JP Morgan Chase Bank, N.A. - Side Car	0.9	215,003	215,003	436,325
Morgan Stanley Bank, N.A.	2.4	1,000,000	1,000,000	1,709,758
Goldman Sachs Bank USA	1.3	410,551	410,551	589,825
Barclays Bank PLC	1.4	193,884	193,884	283,716
Deutsche Bank AG, New York Branch	2.3	211,372	211,372	327,671
Wells Fargo Bank, N.A.	2.8	285,421	285,421	362,742
Total/Weighted Average	1.9	$3,489,511	$3,489,511	$5,336,756

(1)

The weighted average term (years) is determined based on the contractual maturity date of the corresponding loans collateralizing each facility. Weighted average is based on borrowing outstanding as of December 31, 2021.

As part of our repurchase agreements, we are required to comply with certain financial covenants on an ongoing basis. As of March 31, 2022 and December 31, 2021, we were in compliance with all covenants under our repurchase agreements. The repurchase facilities are partially recourse to us. The maximum guaranty under the repurchase agreements that we would be responsible for as of March 31, 2022 and December 31, 2021 was $1.2 billion and $944.0 million, respectively.

Loan Participations Sold

Our loan participations sold as of March 31, 2022 are summarized as follows ($ in thousands):

	Contractual Maturity Date	Maximum Extension Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral
Variable:
(1)	8/1/2022	8/1/2023	148,322	148,213	291,063
Fixed:
	12/31/2024	12/31/2025	20,000	19,662	132,904
Total/Weighted Average			$168,322	$167,875	$423,967

(1)	This financing has a LIBOR floor of 1.85%

Our loan participations sold as of December 31, 2021 are summarized as follows ($ in thousands):

	Contractual Maturity Date	Maximum Extension Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral
Variable:
(1)	8/1/2022	8/1/2023	148,322	148,133	290,783
Fixed:
	12/31/2024	12/31/2025	20,000	19,611	130,061
Total/Weighted Average			$168,322	$167,744	$420,844

(1)	This financing has a LIBOR floor of 1.85%

Notes Payable

Our notes payable as of March 31, 2022 are summarized as follows ($ in thousands):

	Contractual Maturity Date	Maximum Extension Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral(1)
(2)	7/5/2022	1/4/2023	$48,000	$47,921	$117,301
(3)	12/31/2024	12/31/2025	94,322	92,840	132,904
(4)	2/2/2026	2/2/2027	3,767	2,766	3,781
Total/Weighted Average(1)			$146,089	$143,527	$253,986

(1)	Includes all cash reserve balances held by the servicer.
(2)	This financing has a LIBOR floor of 2.43%. This financing was fully satisfied in April 2022.
(3)	This financing has a SOFR floor of 1.75%.
(4)	This financing has a SOFR floor of 0.32%.

Our notes payable as of December 31, 2021 are summarized as follows ($ in thousands):

	Contractual Maturity Date	Maximum Extension Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral(1)
(2)	1/4/2022	1/4/2022	$48,000	$48,000	$116,512

(1)	Includes all reserve balances held by servicer.
(2)	In January 2022, the initial maturity was extended to July 5, 2022 and the maximum maturity date was extended to January 4, 2023. This financing has a LIBOR floor of 2.43%.

Secured Term Loan, Net

On August 9, 2019, we entered into a $450.0 million secured term loan. On December 1, 2020, the secured term loan was modified to increase the aggregate principal amount by $325.0 million, increase the interest rate, and to increase the quarterly amortization payment.  On December 2, 2021, we entered into a modification of our secured term loan which reduced the interest rate to the greater of (i) 1-month SOFR plus a 0.10% credit spread adjustment, and (ii) 0.50%, plus a credit spread of 4.50%.

The secured term loan as of March 31, 2022 is summarized as follows ($ in thousands):

Contractual	Stated		Borrowing
Maturity Date	Rate (1)	Interest Rate	Outstanding	Carrying Value
8/9/2026	S + 4.50%	5.00%	$760,810	$738,928

(1)	One-month SOFR at March 31, 2022 was 0.30% The secured term loan has a floor equal to the greater of one-month SOFR plus 0.10% and 0.50%.

The secured term loan as of December 31, 2021 is summarized as follows ($ in thousands):

Contractual	Stated		Borrowing
Maturity Date	Rate (1)	Interest Rate	Outstanding	Carrying Value
8/9/2026	S + 4.50%	5.00%	$762,717	$739,762

(1)	One-month SOFR at December 31, 2021 was 0.05%. Following the modification on December 1, 2021, the secured term loan has a floor equal to the greater of one-month SOFR plus 0.10% and 0.50%.

The secured term loan is partially amortizing, with principal payments of $1.9 million due in quarterly installments.

Debt Related to Real Estate Owned, Net

On February 8, 2021 we assumed a $300.0 million securitized senior mortgage in connection with a UCC foreclosure on a portfolio of seven limited service hotels.  On June 2, 2021, we entered into an agreement to amend the terms of the securitized senior mortgage which included an extension of the maturity date to February 9, 2024, a principal repayment of $10.0 million, and the payment of $7.6 million of fees and modification costs, which included among other items, $6.3 million of interest expense, $1.1 million of general and administrative expenses, and $0.2 million of debt issuance costs.

Our debt related to real estate owned as of  March 31, 2022 is summarized as follows ($ in thousands):

Contractual	Stated		Borrowing
Maturity Date	Rate (1)	Interest Rate	Outstanding	Carrying Value
February 9, 2024	L + 2.78%	3.53%	$290,000	$289,829

(1)	One-month LIBOR at March 31, 2022 was 0.45%. This financing has a LIBOR floor of 0.75%.

Our debt related to real estate owned as of December 31, 2021 is summarized as follows ($ in thousands):

Contractual	Stated		Borrowing
Maturity Date	Rate (1)	Interest Rate	Outstanding	Carrying Value
February 9, 2024	L + 2.78%	3.53%	$290,000	$289,806

(1)	One-month LIBOR at December 31, 2021 was 0.10%. This financing has a LIBOR floor of 0.75%.

Interest Expense and Amortization

The following table summarizes our interest and amortization expense on secured financings, debt related to real estate owned and on the secured term loan for the three months ended March 31, 2022 and 2021 ($ in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Interest on secured financings	$25,411	$29,702
Interest on secured term loan	9,559	11,553
Interest on Debt related to real estate owned (1)	2,584	1,475
Amortization of financing costs	4,610	5,032
Total interest and related expense	$42,164	$47,762

(1)	Interest on debt related to real estate owned includes $22,000 and $0 of amortization of financing costs for the three months ended March 31, 2022 and 2021, respectively.

Note 6.  Fair Value Measurements

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

Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability other than quoted prices, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement fall is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows ($ in thousands):

	March 31, 2022
				Fair value hierarchy level
	Carrying Value	Unpaid Principal Balance	Fair Value	Level 1	Level 2	Level 3
Loans receivable held-for-investment, net	$6,972,638	$7,080,932	$7,069,599	$-	$-	$7,069,599
Interests in loans receivable held-for- investment, net	153,236	152,841	152,841	-	-	152,841
Repurchase agreements	4,019,910	4,019,910	4,019,910	-	-	4,019,910
Loan participations sold, net	167,875	168,322	168,228	-	-	168,228
Notes payable, net	143,527	146,089	146,612	-	-	146,612
Secured term loan, net	738,928	760,810	757,957	-	-	757,957
Debt related to real estate owned, net	289,829	290,000	281,706	-	-	281,706

	December 31, 2021
				Fair value hierarchy level
	Carrying Value	Unpaid Principal Balance	Fair Value	Level 1	Level 2	Level 3
Loans receivable held-for-investment, net	$6,340,295	$6,441,238	$6,434,157	$-	$-	$6,434,157
Interests in loans receivable held-for- investment, net	161,850	161,566	161,883	-	-	161,883
Repurchase agreements	3,489,511	3,489,511	3,484,834	-	-	3,484,834
Loan participations sold, net	167,744	168,322	168,738	-	-	168,738
Notes payable, net	48,000	48,000	48,000	-	-	48,000
Secured term loan, net	739,762	762,717	762,717	-	-	762,717
Debt related to real estate owned, net	289,806	290,000	281,723	-	-	281,723

Note 7.  Equity

Common Stock

Our charter provides for the issuance of up to 500,000,000 shares of common stock with a par value of $0.01 per share. We had 140,055,714 common shares issued and 139,653,799 and 139,840,088 common shares outstanding as of March 31, 2022 and December 31, 2021.

The following table provides a summary of the number of common shares issued and outstanding at March 31, 2022 and 2021, including redeemable common stock:

	Three Months Ended
Common Stock Outstanding	March 31, 2022	March 31, 2021
Beginning balance	139,840,088	132,848,720
Repurchase of common shares	(186,289)	-
Ending balance	139,653,799	132,848,720

Repurchased Shares

We entered into an agreement (the “10b5-1 Purchase Plan”) with Morgan & Stanley Co. LLC, pursuant to which Morgan Stanley & Co. LLC, as our agent, will buy in the open market up to $25.0 million of our common stock in the aggregate during the period beginning on December 6, 2021 and ending at the earlier of 12 months and the date on which all the capital committed to the 10b5-1 Purchase Plan is expended.  The 10b5-1 Purchase Plan will require Morgan Stanley & Co. LLC to purchase shares of our common stock on our behalf when the market price per share is below the book value per common share, subject to certain daily limits prescribed by the 10b5-1 Purchase Plan.  For the period from December 6, 2021 through March 31, 2022, we repurchased 401,915 shares of common stock under the repurchase program at an average price per share of $16.87 for a total of $6.8 million.

Dividends

The following table details our dividend activity for common and preferred stock ($ in thousands, except per share data):

For the Quarter Ended
March 31, 2022
	Amount	Per Share
Dividends declared - common stock	$51,672	$0.37
Record Date - common stock	March 31, 2022
Payment Date - common stock	April 15, 2022

	For the Quarter Ended
	March 31, 2021
	Amount	Per Share
Dividends declared - common stock	$50,000	$0.37
Dividends declared - preferred stock(1)	$4	$0.03
Record Date - common stock	March 19, 2021
Payment Date - common stock	April 1, 2021

(1)	Includes 125 preferred units issued at a price of $1,000 per unit and entitled to a 12.5% dividend paid semi-annually that were redeemed on December 15, 2021 at a price of $1,000 per unit.

Note 8.  Earnings per Share

Basic earnings per share (“EPS”) is calculated by dividing our net income by the weighted average number of shares of common stock outstanding during each period using the two-class method. Diluted EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period using the treasury stock method.

As of March 31, 2022 and 2021 we had no dilutive securities. As a result, basic and diluted EPS are the same. The calculation of basic and diluted EPS is as follows ($ in thousands, except for share and per share data):

	Three Months Ended
	March 31, 2022	March 31, 2021
Net income attributable to Claros Mortgage Trust, Inc. common stockholders	$29,412	$58,608
Weighted average number of common stock, basic and diluted	139,712,501	133,609,126
Net income per share of common stock, basic and diluted	$0.21	$0.44

Note 9.  Related Party Transactions

The activities of the Company are managed by the Manager. Pursuant to the terms of the Management Agreement, the Manager is responsible for originating investment opportunities, providing asset management services and administering the day-to-day operations of the Company. The Management Agreement will remain in-place until August 25, 2025 unless terminated at an earlier date upon the occurrence of certain events.  The Manager is entitled to receive a management fee, an incentive fee and a termination fee as defined below.

The following table summarizes our management fees ($ in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Management fees	$9,807	$9,626

Management Fees

Effective October 1, 2015, the Manager earns a base management fee in an amount equal to 1.50% per annum of Stockholders’ Equity. Management fees are reduced by our pro rata share of any management fees and incentive fees (if incentive fees are not incurred by us) paid to the Manager by CMTG/TT.  Management fees are paid quarterly, in arrears.  Management fees of $9.8 million and $10.0 million were accrued and were included in management fee payable – affiliate, in the consolidated balance sheets at March 31, 2022 and December 31, 2021.

Incentive Fees

The Manager is entitled to an incentive fee equal to 20% of the excess of our Core Earnings on a rolling four-quarter basis, as defined in the Management Agreement, over a 7.00% return on Stockholders’ Equity, as defined in the Management Agreement of the Company.  Incentive fees are reduced by our pro rata share of any incentive fees paid to the Manager by CMTG/TT.

The Manager is entitled to an incentive fee equal to 3.33% of the excess of CMTG/TT’s Core Earnings on a rolling four-quarter basis, as defined in the Management Agreement, over a 7.00% return on Unitholders’ Equity of CMTG/TT.

There were no accrued incentive fees on the consolidated balance sheets at March 31, 2022 and December 31, 2021, respectively.

Termination Fees

If we elect to terminate the Management Agreement, we are required to pay the Manager a termination fee equal to three times the sum of the average total annual amount of management fees and the average annual incentive fee paid by us over the prior two years.

Reimbursable Expenses

The Manager or its affiliates are entitled to reimbursement for certain documented costs and expenses incurred by them on our behalf, as set forth in the Management Agreement, excluding any expenses specifically required to be borne by the Manager under the Management Agreement. For the three months ended March 31, 2022 and 2021, we reimbursed $0.1 million and $0 of out-of-pocket costs incurred on our behalf by our manager.

Loans receivable held-for-investment

As of  March 31, 2022 and December 31, 2021, we have one loan with an outstanding principal balance of $64.4 million and $54.0 million, respectively, and a loan commitment of $141.1 million, whereby the borrower is an affiliate of a shareholder in our common stock who owns 10.8% of common stock outstanding as of March 31, 2022.

Note 10.  Equity Compensation

We are externally managed and do not currently have any employees. On March 30, 2016, we adopted the 2016 Incentive Award Plan (the “Plan”) to promote the success and enhance the value of the Company by linking the individual interests of employees of the Manager and its affiliates to those of our stockholders.  The maximum number of shares that may be issued under the Plan is equal to 8,281,594 shares.

We had no compensation expense for the three months ended March 31, 2022.

On April 4, 2019, the Board granted 877,498 time-based RSUs which immediately became vested. Dividend equivalent payments accrued as if those shares were outstanding for all dividends declared during the period beginning August 25, 2015.  The fair value of time-based RSUs was recognized immediately. The fair value of the 877,498 RSUs was determined to be $20.00 per share on the grant date based on our share issuances proximate to the grant date.  On April 4, 2021, 584,767 fully vested RSUs were delivered and converted to common shares. During the three months ended March 31, 2021, 292,731 time-based RSUs were forfeited prior to their delivery, resulting in the reversal of $5.9 million of previously recognized equity compensation expense which is included as other income in the consolidated statements of operations.

On April 4, 2019, the Board granted 1,622,499 performance-based RSUs of which 0% to 100% were scheduled to vest at the conclusion of a three-year performance period commencing on January 1, 2019, at varying levels, if we achieved a minimum cumulative Total Stockholder Return Percentage in excess of 18% over that period. Total Stockholder Return Percentage is equal to the quotient of (i) the sum of (A) the tangible net book value per common share as of December 31, 2021 less $19.84 and (B) the aggregate amount of dividends paid with respect to common stock during the performance period, (ii) and $19.84, calculated on a fully diluted basis. Dividend equivalents were scheduled to accrue and be paid to participants at the conclusion of the performance period based on the number of RSUs that vested.  The fair value of the 1,622,499 performance-based RSUs was determined to be $20.00 per share on the grant date based on our share issuances proximate to the grant date. In the event that a change in control or an initial public offering (“IPO”) had occurred prior to the completion of the performance period, the RSUs would have immediately vested prior to such change in control or IPO and dividend equivalents would have become payable.  Upon completion of our IPO in November 2021, 1,097,293 RSUs immediately vested and dividend equivalents of $4.9 million were paid.

For the three months ended March 31, 2021, we recognized a net reversal of previously recognized compensation expense of $1.6 million relating to the performance-based RSUs, primarily due to the forfeiture of 525,206 RSUs, offset in part, by the impact of the expense recognized on shares related to performance-based RSUs that were not forfeited.  Equity compensation expense is considered non-cash compensation expense for the three months ended March 31, 2021.

The following table details the RSU activity during the three months ended March 31, 2021:

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
		Weighted-Average		Weighted-Average
	Number of	Grant Date Fair	Number of	Grant Date Fair
	Restricted Shares	Value Per Share	Restricted Shares	Value Per Share
Unvested, December 31, 2020	-	$-	1,622,499	$20.00
Forfeited/cancelled	-	-	(525,206)	$20.00
Unvested, March 31, 2021	-	$-	1,097,293	$20.00

Note 11.  Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with our taxable year ended December 31, 2015 and expect to continue to operate so as to qualify as a REIT. As a result, we will generally not be subject to federal and state income tax on that portion of our income that we distribute to stockholders if we distribute at least 90% of our taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains and activity conducted within our taxable REIT subsidiary (“TRS”), and comply with certain other requirements to qualify as a REIT. Since Commencement of Operations, we were in compliance with all REIT requirements and we plan to continue to operate so that we meet the requirements for taxation as a REIT. Therefore, other than amounts relating to our TRS, as described below, we have not provided for current income tax expense related to our REIT taxable income for the three months ended March 31, 2022 and 2021, respectively. Additionally, no provision has been made for federal or state income taxes in the accompanying financial statements, as we believe we have met the prescribed requisite requirements.

Our real estate owned is held in a TRS. A TRS is a corporation that is owned directly or indirectly by a REIT and has jointly elected with the REIT to be treated as a TRS for tax purposes. TRSs provide REITs the flexibility to hold, up to 20% of their total assets, entities or investments that otherwise wouldn’t be permissible in the REIT structure.   Our TRS is not consolidated for U.S. federal income tax purposes and is taxed separately as a corporation. For financial reporting purposes, a provision or benefit for current and deferred taxes is established for the portion of earnings or expense recognized by us with respect to our TRS. We recorded deferred income tax benefit of $0 and $4.2 million for the three months ended March 31, 2022 and 2021.

We did not have any deferred tax assets or deferred tax liabilities at March 31, 2022 or December 31, 2021 due to a full valuation allowance that was established against our deferred tax assets.

For the three months ended March 31, 2022 and 2021, the TRS’s federal statutory income tax rate was 21.00% and 14.44% for state and local income tax purposes for a combined rate of 35.44%. The combined rate includes the federal benefit arising from the state and local income tax deduction allowable for federal tax purposes. For the three months ended March 31, 2022 and 2021, our effective tax rate was 0.0% and (7.68)%, respectively, based on our income tax benefit generated at our TRS relative to our consolidated income before taxes.

The components of the deferred tax assets consist of the following ($ in thousands):

	March 31, 2022	December 31, 2021
Investment basis difference in real estate owned	$4,000	$4,018
Net operating loss carryforward	13,490	10,627
	17,490	14,645
Valuation allowance	(17,490)	(14,645)
Deferred tax asset	$—	$—

The TRS had a net operating loss (“NOL”) carryforward in the amount of $38.1 million  at March 31, 2022, the impact of which has been reflected in the deferred tax asset recorded by us.  Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies.  Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The NOL could be carried forward indefinitely for federal income tax purposes and generally for a period of 20 years for state and local purposes. Based upon the available objective evidence at March 31, 2022, we determined it was more likely than not that the deferred tax assets of our TRS would not be utilized in future periods. As a result, we recorded a $17.5 million valuation allowance to fully reserve against these deferred tax assets.

We recognize tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in our consolidated statements of income. As of March 31, 2022 and December 31, 2021, we have not recorded any amounts for uncertain tax positions.

Our tax returns are subject to audit by taxing authorities. Tax years 2018 through 2021 remain open to examination by major taxing jurisdictions to which we are subject to taxes.

Note 12.  Commitments and Contingencies

We hold a 51% interest in CMTG/TT as a result of committing to invest $124.9 million in CMTG/TT.  Distributions representing repayment proceeds from CMTG/TT’s loans may be recalled by CMTG/TT, if the repayment occurred at least six months prior to the loan’s initial maturity date. As of March 31, 2022 and December 31, 2021, we contributed $162.7 million and $162.1 million, respectively to CMTG/TT and have received return of capital distributions of $123.2 million, of which $111.1 million were recallable. As of March 31, 2022 and December 31, 2021, CMTG’s remaining capital commitment to CMTG/TT was $73.2 million and $73.8 million, respectively.

 As of March 31, 2022 and December 31, 2021, we had aggregate unfunded loan commitments of $1.5 billion and $1.1 billion, which amounts will generally be funded to finance lease-related or capital expenditures by our borrowers, subject to borrowers achieving certain conditions precedent to such funding. These future commitments will expire over the remaining term of the loans, none of which exceed five years.

As of March 31, 2022 and December 31, 2021, we had $564.6 million and $584.3 million of undrawn capacity on existing secured financing commitments relating to both the current unpaid principal balance of our loan portfolio and our unfunded loan commitments, which are subject to us pledging additional collateral that is subsequently approved by our financing counterparty.

Our contractual payments under all borrowings by maturity were as follows as of March 31, 2022 ($ in thousands):

Year	Amount
2022	$988,575
2023	786,245
2024	1,993,750
2025	709,906
2026	906,655
$5,385,131

In the normal course of business, we may enter into contracts that contain a variety of representations and provide for general indemnifications. Our maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against us that have not yet occurred. However, based on experience, we expect the risk of loss to be remote.

The full impact of COVID-19 on the global economy and our business is uncertain.  As of March 31, 2022, no contingencies have been recorded on our consolidated balance sheets as a result of COVID-19, however as the global pandemic continues and the economic implications become better known, it may have long-term impacts on our financial condition, results of operations, and cash flows.  Refer to Note 2 for further discussion of COVID-19.

Note 13.  Subsequent Events

We have evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that the following events or transactions that have occurred:

1.

On April 15, 2022, the mezzanine lender subordinate to our mortgage with a carrying value of $116.2 million exercised their option, pursuant to an intercreditor agreement, to purchase our loan for $147.8 million (principal, accrued contractual and default interest, and certain fees).  The loan had been on non-accrual status since May 2020. This investment generated a net gain on sale of approximately $30.1 million (approximately $0.22 per share based on shares outstanding as of March 31, 2022), which will be reflected as such in the second quarter. Excluding this transaction, the portion of our loan portfolio (based on unpaid principal balance) on non-accrual declined to 2.2% from 3.8% at March 31, 2022.

2.	We originated four floating rate loans with aggregate loan commitments of $392.7 million, of which $299.8 million was funded at closing.

3.	We received the full repayment of two loans with a combined unpaid principal balance of $346.0 million at March 31, 2022.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements herein and will make forward-looking statements in future filings with the SEC, press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words "believe," "expect," "anticipate," "estimate," "plan," "continue," "intend," "should," "may" or similar expressions, it intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: the macro- and micro-economic impact of the COVID-19 pandemic; the severity and duration of the COVID-19 pandemic; actions taken by governmental authorities to contain the COVID-19 pandemic or treat its impact; the efficacy of the vaccines or other remedies and the speed of their distribution and administration; the impact of the COVID-19 pandemic on our financial condition, results of operations, liquidity and capital resources; market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy; the demand for commercial real estate loans; our business and investment strategy; our operating results; actions and initiatives of the U.S. government and governments outside of the United States, changes to government policies and the execution and impact of these actions, initiatives and policies; the state of the economy generally or in specific geographic regions; economic trends and economic recoveries; our ability to obtain and maintain financing arrangements, including secured debt arrangements and securitizations; the timing and amount of expected future fundings of unfunded commitments; the availability of debt financing from traditional lenders; the volume of short-term loan extensions; the demand for new capital to replace maturing loans; expected leverage; general volatility of the securities markets in which we participate; changes in the value of our assets; the scope of our target assets; interest rate mismatches between our target assets and any borrowings used to fund such assets; changes in interest rates and the market value of our target assets; changes in prepayment rates on our target assets; effects of hedging instruments on our target assets; rates of default or decreased recovery rates on our target assets; the degree to which hedging strategies may or may not protect us from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting, legal or regulatory issues or guidance and similar matters; our continued maintenance of our qualification as a REIT for U.S. federal income tax purposes; our continued exclusion from registration under the Investment Company Act of 1940, as amended (the "1940 Act"); the availability of opportunities to acquire commercial mortgage-related, real estate-related and other securities; the availability of qualified personnel; estimates relating to our ability to make distributions to our stockholders in the future; our present and potential future competition; and unexpected costs or unexpected liabilities, including those related to litigation.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. See "Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q and our Annual Report. These and other risks, uncertainties, and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those included in any forward-looking statements we make. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Introduction

We are a CRE finance company focused primarily on originating senior and subordinate loans on transitional CRE assets located in major U.S. markets, including mortgage loans secured by a first priority or subordinate mortgage on transitional CRE assets, and subordinate loans including mezzanine loans secured by a pledge of equity ownership interests in the direct or indirect property owner rather than directly in the underlying commercial properties. These loans are subordinate to a mortgage loan but senior to the property owner’s equity ownership interests. Transitional CRE assets are properties that require repositioning, renovation, rehabilitation, leasing, development or redevelopment or other value-added elements in order to maximize value. We believe our Sponsor’s real estate development, ownership and operations experience and infrastructure differentiates us in lending on these transitional CRE assets. Our objective is to be a premier provider of debt capital for transitional CRE assets and, in doing so, to generate attractive risk-adjusted returns for our stockholders over time, primarily through dividends. We strive to create a diversified investment portfolio of CRE loans that we generally intend to hold to maturity. We focus primarily on originating loans ranging from $50 million to $300 million on transitional CRE assets located in major markets with attractive fundamental characteristics supported by macroeconomic tailwinds.

We were organized as a Maryland corporation on April 29, 2015 and commenced operations on August 25, 2015, and are traded on the New York Stock Exchange, or NYSE, under the symbol “CMTG”. We have elected and believe we have qualified to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015. We are externally managed and advised by our Manager, an investment adviser registered with the SEC pursuant to the Investment Advisers Act of 1940, as amended. We operate our business in a manner that permits us to maintain our exclusion from registration under the 1940 Act.

I. Key Financial Measures and Indicators

As a CRE finance company, we believe the key financial measures and indicators for our business are net income per share, dividends declared per share, Distributable Earnings per share, Net Distributable Earnings per share, book value per share, adjusted book value per share, Net Debt-to-Equity Ratio and Total Leverage Ratio. During the three months ended March 31, 2022, we had net income per share of $0.21, declared dividends of $0.37 per share, had Distributable Earnings per share of $0.24, and had Net Distributable Earnings per share of $0.24. As of March 31, 2022, our book value per share was $18.20, our adjusted book value per share was $18.76, our Net-Debt-to-Equity Ratio was 1.9x, and our Total Leverage Ratio was 2.3x. We use Net Debt-to-Equity Ratio and Total Leverage Ratio, financial measures which are not prepared in accordance with GAAP, to evaluate our financial leverage, which in the case of our Total Leverage Ratio, makes certain adjustments that we believe provide a more conservative measure of our financial condition.

Net Income Per Share and Dividends Declared Per Share

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share ($ in thousands, except share and per share data):

	Three Months Ended
	March 31, 2022	31-Dec-21
Net income attributable to common stock	$29,412	$17,031
Weighted average shares of common stock outstanding, basic and diluted	139,712,501	137,650,229
Basic and diluted net income per share of common stock	$0.21	$0.12
Dividends declared per share of common stock	$0.37	$0.37

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

While Distributable Earnings and Net Distributable Earnings excludes the impact of our unrealized current provision for credit losses, loan losses are charged off and recognized through Distributable Earnings when deemed non-recoverable. Non-recoverability is determined (i) upon the resolution of a loan (i.e. when the loan is repaid, fully or partially, or in the case of foreclosure, when the underlying asset is sold), or (ii) with respect to any amount due under any loan, when such amount is determined to be non-collectible. During the three months ended March 31, 2022, we recorded a $2.1 million increase in the CECL reserve, which has been excluded from Distributable Earnings and Net Distributable Earnings.

The following table provides a reconciliation of net income attributable to common stock to Distributable Earnings and Net Distributable Earnings ($ in thousands, except share and per share data):

	Three Months Ended
	March 31, 2022	March 31, 2021
Net income attributable to common stock:	$29,412	$58,608
Adjustments:
Non-cash equity compensation expense	—	(1,642)
Gain on foreclosure of real estate owned	—	(1,430)
Other income	—	(5,855)
Provision for (reversal of) current expected credit loss reserve	2,102	(185)
Income tax expense (benefit)	—	(4,179)
Depreciation expense	1,940	1,293
Distributable Earnings	$33,454	$46,610
Less: incentive fee adjustments	$—	$—
Net Distributable Earnings	$33,454	$46,610
Weighted average shares of common stock outstanding, basic and diluted	139,712,501	133,609,126
Basic and diluted earnings per share	$0.21	$0.44
Distributable Earnings per share, basic and diluted	$0.24	$0.35
Net Distributable Earnings per share, basic and diluted	$0.24	$0.35

Book Value Per Share

We believe that presenting book value per share adjusted for the general allowance for loan losses and accumulated depreciation is useful for investors as it enhances the comparability to prior years. Our lenders consider book value per share prior to the general allowance for loan losses and accumulated depreciation as an important metric related to our overall capitalization and we believe disclosing book value per share prior to the general current expected credit losses and accumulated depreciation is important to investors such that they have the same visibility.

The following table sets forth the calculation of our book value and our adjusted book value per share ($ in thousands, except share and per share data):

	March 31, 2022	December 31, 2021
Total Stockholders’ Equity	$2,579,296	$2,604,267
Non-controlling interest	(38,134)	(37,636)
Stockholders’ Equity, net of non-controlling interest	$2,541,162	$2,566,631
Number of Shares Common Stock Outstanding at Period End	139,653,799	139,840,088
Book Value per share(1)	$18.20	$18.35
Add back: accumulated depreciation on real estate owned	0.06	0.05
Add back: general current expected credit losses	0.50	0.48
Adjusted Book Value per share	$18.76	$18.88

(1)	Calculated as (i) total stockholders’ equity less non-controlling interest divided by (ii) number of shares of common stock outstanding at period end.

II. Our Portfolio

The below table summarizes our loan portfolio as of March 31, 2022 ($ in thousands):

				Weighted Average(2)
	Number of Loans	Loan Commitment(1)	Unpaid Principal Balance	All-In Yield(3)	Term to Fully Extended Maturity (in years) (4)	LTV(5)
Senior loans	68	$8,450,891	$6,973,076	5.5%	3.4	67.0%
Subordinate loans	5	264,012	260,697	10.5%	2.5	68.2%
Total / Weighted Average	73	$8,714,903	$7,233,773	5.6%	3.4	67.7%

(1)	Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)	Weighted averages are based on unpaid principal balance.
(3)

All-in yield represents the weighted average annualized yield to initial maturity of each loan, inclusive of coupon, and fees received, based on the applicable floating benchmark rate/floors (if applicable), in place as of March 31, 2022. This includes loans on non-accrual status; excluding those, the all-in yield on the loan portfolio was 5.3% at March 31, 2022.

(4)	Fully extended maturity assumes all extension options are exercised by the borrower upon satisfaction of the applicable conditions.
(5)

LTV represents “loan-to-value” or “loan-to-cost”, which is calculated as our total loan commitment from time to time, as if fully funded, plus any financings that are pari passu with or senior to our loan, divided by our estimate of either (1) the value of the underlying real estate, determined in accordance with our underwriting process (typically consistent with, if not less than, the value set forth in a third-party appraisal) or (2) the borrower’s projected, fully funded cost basis in the asset, in each case as we deem appropriate for the relevant loan and other loans with similar characteristics. Underwritten values and projected costs should not be assumed to reflect our judgment of current market values or project costs, which may have changed materially since the date of origination including, without limitation, as a result of the COVID-19 pandemic. LTV is updated only in connection with a partial loan paydown and/or release of collateral, material changes to expected project costs, the receipt of a new appraisal (typically in connection with financing or refinancing activity) or a change in our loan commitment. Totals represent weighted average based on loan commitment, including non-consolidated senior interests.

Portfolio Activity and Overview

The following table summarizes changes in unpaid principal balance within our portfolio, for both our loans and for our interests in loans (i.e., loans in which we have acquired an interest in a loan for which the transferor did not account for the transaction as a sale under GAAP) for the three months ended March 31, 2022 ($ in thousands):

	Loans Receivable	Interests in Loans Receivable	Total
Unpaid principal balance, beginning of period	$6,441,238	$161,566	$6,602,804
Initial funding of loans	684,789	—	684,789
Advances on loans	123,486	17,080	140,566
Loan repayments	(168,581)	(25,805)	(194,386)
Total net fundings	$639,694	$(8,725)	$630,969
Unpaid principal balance, end of period	$7,080,932	$152,841	$7,233,773

The following table details our loan investments individually based on unpaid principal balances as of March 31, 2022 ($ in thousands):

Loan Number	Loan type	Origination Date	Loan Commitment(1)	Unpaid Principal Balance	Carrying Value	Fully Extended Maturity(2)	Property Type	Construction(5)	Location	Risk Rating
1	Senior	11/1/2019	390,000	390,000	388,474	11/1/2026	Multifamily	-	NY	3
2	Senior	12/16/2021	405,000	375,465	372,235	6/16/2027	Multifamily	-	CA	3
3	Senior	7/12/2018	290,000	290,000	291,063	8/1/2023	Hospitality	-	NY	4
4	Senior	10/18/2019	321,065	281,219	280,337	10/18/2024	For Sale Condo	Y	CA	3
5	Senior	12/30/2021	257,963	257,963	256,637	12/30/2026	Multifamily	-	VA	2
6	Senior	12/27/2018	210,000	207,548	207,548	2/1/2025	Mixed-use	-	NY	4
7	Senior	7/26/2021	225,000	195,855	194,058	7/26/2026	Hospitality	-	GA	3
8(3)	Senior	8/14/2019	193,129	193,129	193,774	8/15/2022	Hospitality	-	NY	3
9	Senior	9/7/2018	192,600	192,600	192,135	10/18/2024	Land	-	NY	3
10	Senior	12/30/2021	184,500	184,500	183,552	12/30/2026	Multifamily	-	VA	2
11	Senior	10/4/2019	263,000	175,244	174,723	10/1/2025	Mixed-use	Y	DC	3
12	Senior	1/14/2022	170,000	170,000	168,422	1/14/2027	Multifamily	-	CO	3
13(3)	Senior	6/29/2018	174,923	152,841	153,278	8/9/2023	Mixed-use	Y	NY	1
14	Senior	2/28/2019	150,000	150,000	149,656	2/28/2024	Office	-	CT	3
15	Senior	9/27/2019	258,400	149,347	147,622	9/26/2026	Office	-	GA	3
16	Senior	1/9/2018	148,500	148,500	148,351	1/9/2024	Hospitality	-	VA	3
17	Senior	12/30/2021	147,500	147,500	147,001	12/30/2025	Multifamily	-	PA	3
18	Senior	2/15/2022	262,500	139,299	136,727	2/15/2027	Multifamily	Y	CA	3
19	Senior	8/8/2019	154,999	135,277	134,510	8/8/2026	Multifamily	-	CA	3
20	Senior	9/20/2019	225,000	134,725	132,904	12/31/2025	For Sale Condo	Y	FL	3
21	Senior	12/10/2021	130,000	130,000	129,002	12/10/2026	Multifamily	-	VA	3
22	Subordinate	12/9/2021	125,000	125,000	124,708	1/1/2027	Office	-	IL	3
23	Senior	9/24/2021	127,535	122,535	121,502	9/24/2027	Hospitality	-	TX	3
24	Senior	9/30/2019	122,500	122,500	122,292	2/9/2027	Office	-	NY	3
25	Senior	4/29/2019	120,000	119,377	119,351	4/29/2024	Mixed-use	-	NY	3
26	Senior	3/1/2022	122,000	118,600	117,585	2/28/2027	Multifamily	-	TX	3
27	Senior	9/2/2021	166,812	117,917	115,680	9/2/2026	Other	Y	GA	2
28(3)	Senior	9/21/2018	116,020	116,020	116,211	10/1/2021	Land	-	NY	4
29	Senior	7/20/2021	113,500	113,500	112,988	7/20/2026	Multifamily	-	IL	3
30	Senior	2/13/2020	124,810	111,604	111,038	2/13/2025	Office	-	CA	4
31(4)	Senior	6/8/2018	104,250	104,250	105,343	1/15/2022	Land	-	NY	4
32	Senior	12/15/2021	103,000	103,000	102,164	12/15/2026	Multifamily	-	TN	3
33	Senior	10/11/2017	97,500	97,500	97,426	10/31/2023	Hospitality	-	CA	3
34	Senior	8/2/2021	100,000	94,780	94,114	8/2/2026	Office	-	CA	3
35	Senior	1/27/2022	100,800	94,749	93,928	1/27/2027	Multifamily	-	NV	3
36	Senior	3/31/2020	87,750	87,750	87,750	2/9/2025	Office	-	TX	4
37	Senior	7/10/2018	81,380	81,380	77,530	7/10/2025	Hospitality	-	CA	4

Loan Number	Loan type	Origination Date	Loan Commitment(1)	Unpaid Principal Balance	Carrying Value	Fully Extended Maturity(2)	Property Type	Construction(5)	Location	Risk Rating
38(4)	Subordinate	3/29/2018	76,585	76,585	77,075	1/26/2021	Land	-	NY	4
39	Senior	4/5/2019	75,500	75,500	75,500	4/5/2024	Mixed-use	-	NY	3
40	Senior	11/13/2018	75,000	75,000	75,000	4/25/2022	Office	-	NY	4
41	Senior	12/14/2018	75,000	74,380	74,264	12/14/2023	Multifamily	-	DC	2
42	Senior	12/30/2021	73,259	73,259	72,882	12/30/2025	For Sale Condo	-	VA	3
43	Senior	3/9/2018	72,270	69,697	69,518	12/31/2022	For Sale Condo	Y	NY	4
44	Senior	8/26/2021	84,810	69,361	68,643	8/27/2026	Office	-	GA	3
45(4)	Senior	8/2/2019	67,000	67,000	67,000	1/30/2022	Land	-	NY	4
46	Senior	4/1/2020	141,084	64,441	63,175	4/1/2026	Office	Y	TN	3
47	Senior	12/22/2021	76,350	62,376	61,660	12/22/2026	Multifamily	-	TX	3
48	Senior	8/29/2018	60,000	60,000	59,938	8/31/2023	Hospitality	-	NY	3
49	Senior	1/19/2022	73,677	50,757	50,051	1/19/2027	Hospitality	-	TN	3
50	Senior	3/15/2022	53,300	49,844	49,326	3/15/2027	Multifamily	-	AZ	3
51	Senior	6/3/2021	79,600	46,700	46,026	6/3/2026	Other	-	MI	3
52	Senior	3/22/2021	110,135	42,029	41,221	3/22/2026	Other	Y	MA	3
53	Senior	2/4/2022	44,768	37,083	36,649	2/4/2027	Multifamily	-	TX	3
54	Senior	6/13/2018	35,721	35,721	35,712	6/13/2023	Multifamily	-	PA	1
55	Senior	8/2/2019	33,013	33,013	33,171	2/2/2024	For Sale Condo	-	NY	3
56	Subordinate	12/21/2018	31,300	31,300	31,457	6/21/2022	Land	-	NY	3
57	Senior	4/18/2019	30,000	30,000	29,988	5/1/2023	Office	-	MA	3
58	Senior	11/2/2021	77,115	29,479	28,732	11/2/2026	Multifamily	Y	FL	3
59	Subordinate	7/2/2021	30,200	26,885	26,726	7/2/2024	Land	-	FL	3
60	Senior	8/7/2017	25,765	25,765	25,940	8/7/2022	For Sale Condo	-	NY	2
61	Senior	2/17/2022	28,479	23,924	23,650	2/17/2027	Multifamily	-	TX	3
62	Senior	12/30/2021	141,791	22,362	20,963	12/30/2026	Mixed-use	Y	FL	3
63	Senior	4/29/2021	17,500	17,500	17,641	4/29/2023	Land	-	PA	3
64(4)	Senior	7/1/2019	15,000	15,000	15,000	12/30/2020	Other	-	Other	5
65	Senior	5/5/2017	8,599	8,599	8,599	1/1/2023	Other	-	Other	5
66	Senior	2/2/2022	90,000	4,680	3,781	2/2/2027	Office	Y	WA	3
67	Senior	1/31/2022	34,641	3,132	2,787	1/31/2027	Other	Y	FL	3
68	Subordinate	8/2/2018	927	927	927	8/2/2023	Other	-	NY	2
69	Senior	1/10/2022	130,461	-	(1,305)	1/9/2027	Other	Y	PA	3
70	Senior	11/24/2021	60,255	-	(603)	11/24/2026	Multifamily	Y	NV	3
71	Senior	2/25/2022	53,984	-	(540)	2/25/2027	Other	Y	GA	3
72	Senior	1/4/2022	32,795	-	(328)	1/4/2027	Other	Y	GA	3
73	Senior	2/18/2022	32,083	-	(321)	2/18/2027	Other	Y	FL	3
Total			8,714,903	7,233,773	7,191,524
CECL Allowance					(65,650)
Grand Total/Weighted Average			8,714,903	7,233,773	7,125,874			27.4%

(1)	Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)	Fully extended maturity assumes all extension options are exercised by the borrower upon satisfaction of the applicable conditions.
(3)	Subsequent to March 31, 2022, this loan was repaid in full.
(4)	We are actively pursuing resolutions to these loans.

(5)     Weighted average is based on loan commitment as of March 31, 2022.

Real Estate Owned, Net

On February 8, 2021, we acquired legal title to a portfolio of hotel properties located in New York, NY through a foreclosure. Prior to February 8, 2021, the hotel portfolio represented the collateral for the $103.9 million mezzanine loan that we held, which was in default as a result of the borrower failing to pay debt service. The hotel portfolio appears as real estate owned, net on our balance sheet and, as of March 31, 2022, was encumbered by a $290.0 million securitized senior mortgage, which is included as a liability on our balance sheet. Refer to Note 4 to our consolidated financial statements for additional details.

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

Our Manager reviews our entire loan portfolio at least quarterly, undertakes an assessment of the performance of each loan, and assigns it a risk rating between “1” and “5,” from least risk to greatest risk, respectively. The weighted average risk rating of our total loan exposure was 3.0 at March 31, 2022.

Current Expected Credit Losses and Loan Risk Ratings

On January 1, 2021, we adopted ASU 2016-13, which implemented the CECL accounting model. Following adoption, we recorded a $78.3 million cumulative effect adjustment to retained earnings.

During the three months ended March 31, 2022, we recorded an increase of $2.1 million in the current expected credit loss reserve, thus increasing the total current expected credit loss reserve to $75.6 million as of March 31, 2022. The increase was primarily attributable to an increase in the size of the portfolio and unfunded loan commitments.

In December 2021, we received a partial principal repayment of $81.7 million on a senior loan with an outstanding principal balance of $95.0 million and recorded a principal charge-off of $1.8 million. Following the repayment, the maturity date of the loan was extended to January 1, 2023. As of March 31, 2022, the loan had a specific CECL reserve of $0.2 million.

We have a $6.0 million specific CECL reserve against a loan to the personal estate of a former borrower, which had an outstanding principal balance and a carrying value of $15.0 million. The loan is on cost recovery and is in maturity default. The amount of the loan loss provision is based on the difference between the net present value of the projected cash flows of the loan and its carrying value. We continue to actively pursue a resolution to this loan.

Portfolio Financing

Our portfolio financing arrangements include repurchase facilities, asset-specific financing structures, mortgages on real estate owned and Secured Term Loan borrowings.

The following table summarizes our loan portfolio financing ($ in thousands):

	March 31, 2022
	Capacity	Unpaid Principal Balance	Weighted Average Spread(1)
Repurchase agreements	$4,765,000	$3,798,423	+ 2.00%
Repurchase agreements - Side Car	271,171	221,487	+ 4.51%
Loan participations sold	168,322	168,322	+ 3.75%
Notes payable	277,950	146,089	+ 3.35%
Secured Term Loan	760,810	760,810	+ 4.50%
Debt related to real estate owned	290,000	290,000	+ 2.78%
Total / weighted average	$6,533,253	$5,385,131	+ 2.59%

(1)

Weighted average spread over the applicable benchmark is based on unpaid principal balance. One-month LIBOR as of March 31, 2022 was 0.45%. Term SOFR as of March 31, 2022 was 0.30%. Fixed rate loans are presented as a spread over the relevant floating benchmark rates.

Repurchase Agreements

We finance certain of our loans using secured revolving repurchase facilities. As of March 31, 2022, aggregate borrowings outstanding under our secured revolving repurchase facilities totaled $4.0 billion, with a weighted average coupon of one-month LIBOR or Term SOFR plus 2.14% per annum. All weighted averages are based on unpaid principal balance. As of March 31, 2022, outstanding borrowings under these facilities had a weighted average term to fully extended maturity (assuming we exercise all extension options and our counterparty agrees to such extension options) of 3.7 years.

Each of the secured revolving repurchase facilities contains “margin maintenance” provisions, which are designed to allow the lender to require additional collateral to secure borrowings against assets that are determined to have experienced a diminution in value.  The amount of margin that may be required is generally determined by multiplying the assessed diminution in value of the collateral by the then-current advance rate applicable to such collateral. Since inception through March 31, 2022, we have not received any margin calls under any of our repurchase facilities.

Loan Participations Sold

We finance certain investments via the sale of a participation in loans receivable that we own, and we present the loan participation sold as a liability on our consolidated balance sheet when such arrangement does not qualify as a sale under GAAP. In instances where we have multiple loan participations with the same lender, the financings are generally not cross-collateralized. Each of our loan participations sold is generally term-matched to its corresponding loan collateral. As of March 31, 2022, we had two loans financed with separate participations sold to two counterparties.

Notes Payable

We finance certain investments on a match-term, non-recourse basis with such financings collateralized by our loans receivable, which we refer to as notes payable. Each of our notes payable is generally term-matched to its corresponding loan collateral. As of March 31, 2022, three of our loans were financed with notes payable.

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

On December 2, 2021, we entered into a modification of our secured term loan which reduced the interest rate to the greater of (i) 1-month SOFR plus a 0.10% credit spread adjustment and (ii) 0.50%, plus a credit spread of 4.50%. The Secured Term matures on August 9, 2026. As of March 31, 2022, our Secured Term Loan has an unpaid principal balance of $760.8 million and a carrying value of $738.9 million.

Our Secured Term Loan includes various customary affirmative and negative covenants, including, but not limited to, reporting requirements and certain operational restrictions, including restrictions on dividends, distributions or other payments from our subsidiaries.

Debt Related to Real Estate Owned

On February 8, 2021 we assumed a $300.0 million securitized senior mortgage in connection with a Uniform Commercial Code foreclosure on a portfolio of seven limited service hotels located in New York, New York. In June 2021, we modified the securitized senior mortgage, which resulted in an extension of the contractual maturity date to February 9, 2024, a principal repayment of $10.0 million, and the payment of $7.6 million of fees and modification costs, among other items. The securitized senior mortgage is non-recourse to us. Our debt related to real estate owned as of March 31, 2022 has an outstanding principal balance of $290.0 million, a carrying value of $289.8 million and a stated rate of L+2.78%, subject to a LIBOR floor of 0.75%.

As of March 31, 2022, we were in compliance with all financial covenants under our financings.

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

The following table summarizes our non-consolidated senior interests and related retained subordinate interests as of March 31, 2022 ($ in thousands):

Non-Consolidated Senior Interests	Loan Count	Loan Commitment	Unpaid Principal Balance	Carrying Value	Spread(1)	Term to Fully Extended Maturity (in years)(2)(3)
Floating rate non-consolidated senior loans	3	$184,500	$177,097	N/A	L + 4.47%	0.7
Retained floating rate subordinate loans	3	138,085	134,770	135,258	L + 10.52%	0.5
Fixed rate non-consolidated senior loans	2	$867,000	$859,660	N/A	3.47%	4.6
Retained fixed rate subordinate loans	2	125,927	125,927	125,635	8.49%	4.7

(1)	Non-consolidated senior interests are indexed to one-month LIBOR, which was 0.45% at March 31, 2022. Weighted average is based on unpaid principal balance.
(2)	Weighted average is based on unpaid principal balance.
(3)

Term to fully extended maturity is determined based on the maximum maturity of each of the corresponding loans, assuming all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.

Floating and Fixed Rate Portfolio

Our business model seeks to minimize our exposure to changing interest rates by originating floating rate loans and as much as possible, match-funding the duration of our financing of such loans and using the same benchmark indices, typically one-month LIBOR or Term SOFR. As of March 31, 2022, 97.0% of our loans based on unpaid principal balance were floating rate, and 87.0% of our floating rate loans based on unpaid principal balance had interest rate floors tied to LIBOR or SOFR, providing protection against certain decreases in prevailing interest rates, and our floating rate loans were all financed with liabilities that require interest payments based on floating rates also determined by reference to one-month LIBOR or Term SOFR plus a spread, which resulted in approximately $1.6 billion of net floating rate exposure.

The following table details our net floating rate exposure as of March 31, 2022 ($ in thousands):

Net Floating Rate Exposure
Floating rate assets(1)	$7,013,340
Floating rate liabilities(1)	(5,365,131)
Net floating rate exposure	$1,648,209

(1)	Our floating rate loans and related liabilities are all indexed to one-month LIBOR or Term SOFR. One-month LIBOR as of March 31, 2022 was 0.45%. Term SOFR as of March 31, 2022 was 0.30%.

In addition, certain of our loans and financings have floors associated with the benchmark indices that determine the applicable rate on such loans and financings. As of March 31, 2022, 87.0% of our floating rate loans were subject to a one-month LIBOR or Term SOFR floor, while 41.2% of our floating rate financings were subject to one-month LIBOR or Term SOFR floors. As of March 31, 2022, all of the loans held in our portfolio which are subject to a one-month LIBOR or Term SOFR floor had one-month LIBOR or Term SOFR floors greater than one-month LIBOR or Term SOFR. The weighted average one-month LIBOR or Term SOFR floor of our floating rate loans based on March 31, 2022, unpaid principal balance was 1.0%. The weighted average one-month LIBOR or Term SOFR floor of our financings based on March 31, 2022, unpaid principal balance was 0.3%.

LIBOR and certain other floating rate benchmark indices to which our floating rate loans and other loan agreements are tied to, are the subject of recent national, international and regulatory guidance and proposals for reform. On March 5, 2021, the Financial Conduct Authority of the United Kingdom, or the FCA, which regulates.  LIBOR’s administrator, ICE Benchmark Administration Limited, or IBA, announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023 (and that all other LIBOR tenors will cease to be published or will no longer be representative either after December 31, 2021, or after June 30, 2023). The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated using short-term repurchase agreements backed by Treasury securities, as its preferred alternative rate for USD LIBOR.

Our agreements generally allow for a new interest rate index to be used if LIBOR is no longer available.  We have begun and expect to continue to utilize alternative rates referenced in our agreements or negotiate a replacement reference rate for LIBOR.

As of March 31, 2022, one-month LIBOR was 0.45% and Term SOFR was 0.30% and our loan portfolio by one-month LIBOR floor or Term SOFR level, including fixed rate loans for which LIBOR or SOFR is not applicable, was as follows ($ in thousands):

	Total Loan Portfolio by LIBOR Floor Levels
One-month LIBOR/SOFR Floor Range	Unpaid Principal Balance	% of Total	Cumulative %
2.00% - 2.50%	1,197,145	17%	17%
1.50% - 1.99%	1,371,794	19%	36%
1.00% - 1.49%	896,234	12%	48%
0.50% - 0.99%	216,114	3%	51%
< 0.50%	2,418,783	33%	84%
No floor	913,270	13%	97%
Total Floating Rate Loans	7,013,340
Total Fixed Rate Loans	220,433	3%	100%
Total Loans	$7,233,773

We do not employ interest rate derivatives (interest rate swaps, caps, collars or swaptions) to hedge our loan portfolio’s cash flow or fair value exposure to increases in interest rates, but we may do so in the future.

Results of Operations – Three Months Ended March 31, 2022 and December 31, 2021

As previously disclosed, beginning with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, and for all subsequent reporting periods, we have elected to present results of operations by comparing to the immediately preceding period, as well as the same period in the prior year. Given the dynamic nature of our business and the sensitivity to the real estate and capital markets, we believe providing analysis of results of operations by comparing to the immediately preceding period is more meaningful to our stockholders in assessing the overall performance of our current business.

Operating Results

The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2022, and December 31, 2021 ($ in thousands, except per share data):

	Three Months Ended
	March 31, 2022	December 31, 2021	$ Change	% Change
Revenue
Interest and related income	$90,694	$100,937	$(10,243)	-10%
Less: interest and related expense	39,580	42,377	(2,797)	-7%
Net interest income	51,114	58,560	(7,446)	-13%
Revenue from real estate owned	6,813	12,364	(5,551)	-45%
Total revenue	57,927	70,924	(12,997)	-18%
Expenses
Management fees - affiliate	9,807	9,983	(176)	-2%
Equity compensation	-	9,188	(9,188)	-100%
General and administrative expenses	4,343	7,198	(2,855)	-40%
Operating expenses from real estate owned	7,780	8,342	(562)	-7%
Interest expense from debt related to real estate owned	2,584	2,667	(83)	-3%
Depreciation on real estate owned	1,940	1,940	-	0%
Total expenses	26,454	39,318	(12,864)	-33%
(Provision) reversal of current expected credit loss reserve	(2,102)	(8,451)	6,349	-75%
Realized loss on sale of investments	-	(141)	141	-100%
Income before income taxes	29,371	23,014	6,357	28%
Income tax benefit (expense)	-	(6,025)	6,025	-100%
Net income	$29,371	$16,989	$12,382	73%
Net loss attributable to non-controlling interests	$(41)	$(46)	$5	-11%
Net income attributable to preferred stock	$-	$4	$(4)	-100%
Net income attributable to common stock	$29,412	$17,031	$12,381	73%
Net income per share of common stock - basic and diluted	$0.21	$0.12	$0.09	75%

Comparison of the three months ended March 31, 2022 and December 31, 2021

Revenue

Revenue decreased $13.0 million during the three months ended March 31, 2022, compared to the three months ended December 31, 2021. The decrease is primarily due to a decrease in net interest income of $7.4 million for the comparative period, which was driven by (i) a decrease in interest income earned of $10.2 million primarily as a result of prepayment fees during the fourth quarter of 2021 and replacement of higher yielding assets with floors with lower yielding assets, offset in part by (ii) a decrease in interest expense of $2.8 million primarily due to the repricing of our secured term loan in December 2021. Additionally, the decrease in revenue was also driven by a decrease in revenue from real estate owned of $5.6 million due to seasonally lower occupancy and RevPAR levels and the impact of the Omicron variant during the first quarter of 2022, compared to the fourth quarter of 2021, at the hotel portfolio.

Expenses

Expenses are primarily comprised of base management fees payable to our Manager, equity compensation expense, general and administrative expenses, interest expense from debt related to real estate owned, and operating expenses from real estate owned. Expenses decreased by $12.9 million, during the three months ended March 31, 2022, as compared to the three months ended December 31, 2021, primarily due to:

(i) a decrease in equity compensation expense of $9.2 million during the comparative period due to RSUs becoming immediately vested upon our initial public offering in November 2021;

(ii) a decrease in general and administrative expenses of $2.9 million during the comparative period, due primarily to general and administrative expenses of $3.1 million incurred relating to the repricing of our secured term loan in December 2021; and

(iii) a decrease in operating expenses from real estate owned of $0.6 million during the comparative period, due to decreased variable operating expenses in connection with seasonally lower occupancy levels at the hotel portfolio during the comparative period.

(Provision) reversal of current expected credit loss reserve

During the three months ended March 31, 2022, the provision for current expected credit loss reserves was $6.3 million less than the provision for current expected credit loss reserves during the three months ended December 31, 2021, based upon changes in the credit profile, overall size of our loan portfolio and expected repayment dates, as of March 31, 2022, as compared to our loan portfolio as of December 31, 2021.

Income tax benefit

Income tax expense was $6.0 million lower during the comparative period. The change in the comparative periods is primarily due to recognition of a full valuation allowance on our previously recognized deferred tax asset during the three months ended December 31, 2021. The deferred tax asset remained fully reserved against at March 31, 2022.

Results of Operations – Three Months Ended March 31, 2022, and March 31, 2021

The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2022, and March 31, 2021 ($ in thousands, except per share data):

	Three Months Ended
	March 31, 2022	March 31, 2021	$ Change	% Change
Revenue
Interest and related income	$90,694	$105,803	$(15,109)	-14%
Less: interest and related expense	39,580	46,287	(6,707)	-14%
Net interest income	51,114	59,516	(8,402)	-14%
Revenue from real estate owned	6,813	1,051	5,762	548%
Total revenue	57,927	60,567	(2,640)	-4%
Expenses
Management fees - affiliate	9,807	9,626	181	2%
Equity compensation	-	(1,642)	1,642	-100%
General and administrative expenses	4,343	1,189	3,154	265%
Operating expenses from real estate owned	7,780	1,700	6,080	358%
Interest expense from debt related to real estate owned	2,584	1,475	1,109	75%
Depreciation on real estate owned	1,940	1,293	647	50%
Total expenses	26,454	13,641	12,813	94%
Gain on foreclosure of real estate owned	-	1,430	(1,430)	-100%
Other Income	-	5,855	(5,855)	-100%
(Provision) reversal of current expected credit loss reserve	(2,102)	185	(2,287)	-1236%
Income before income taxes	29,371	54,396	(25,025)	-46%
Income tax benefit	-	4,179	(4,179)	-100%
Net income	$29,371	$58,575	$(29,204)	-50%
Net loss attributable to non-controlling interests	$(41)	$(37)	$(4)	11%
Net income attributable to preferred stock	$-	$4	$(4)	-100%
Net income attributable to common stock	$29,412	$58,608	$(29,196)	-50%
Net income per share of common stock - basic and diluted	$0.21	$0.44	$(0.23)	-52%

Comparison of the three months ended March 31, 2022 and March 31, 2021

Revenue

Revenue decreased $2.6 million during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The decrease is primarily due to a decrease in net interest income of $8.4 million for the comparative period, which was driven by (i) a decrease in interest income earned of $15.1 million, primarily as a result of the replacement of higher yielding assets with floors with lower yielding assets, offset in part by (ii) a decrease in interest expense of $6.7 million, as a result of the repayment of higher cost financings in connection with the repayment of our assets and the repricing of our secured term loan in December 2021, and (iii) an increase in revenue from real estate owned of $5.8 million primarily due to improved operations at the hotel portfolio for the comparative period, as well as owning the hotel portfolio for a full period, as compared to a partial period in 2021, as we acquired legal title to the portfolio on February 8, 2021.

Expenses

Expenses are primarily comprised of base management fees payable to our Manager, equity compensation expense, general and administrative expenses, interest expense from debt related to real estate owned, operating expenses from real estate owned, and depreciation on real estate owned. Expenses increased by $12.8 million, during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily due to:

(i) equity compensation expense incurred during the three months ended March 31, 2021, is related to the forfeiture of performance-based RSUs and to the estimated fair value of performance-based RSU awards granted in 2019 based on estimated vesting percentage over the three-year vesting period ending December 31, 2021. There was no equity compensation expense incurred during the three months ended March 31, 2022.

(ii) an increase in general and administrative expenses of $3.2 million during the comparative period, due primarily to an increase in general operating expenses incurred in connection with being a public company as of November 3, 2021.

(iii) an increase in operating expenses from real estate owned of $6.1 million during the comparative period, due to increased variable operating expenses in connection with higher occupancy levels at the hotel portfolio during the comparative period, as well as owning the hotel portfolio for a full period, as compared to a partial period in 2021, as we acquired legal title to the portfolio on February 8, 2021.

(iv) an increase in interest expense from real estate owned of $1.1 million during the comparative period, due to the $300.0 million securitized senior mortgage assumed by us in connection with our foreclosure of the hotel portfolio on February 8, 2021.

Gain on foreclosure of real estate owned

During the three months ended March 31, 2021, we recognized a gain of $1.4 million on the foreclosure of a portfolio of seven limited-service hotel properties located in New York, New York. This gain is based upon the estimated fair value of the hotel properties of $414.0 million as determined by a third-party appraisal, and our assumption of working capital and debt related to real estate owned, relative to our basis in the investment at the time of foreclosure. The fair value was determined using discount rates ranging from 8.50% to 8.75% and a terminal capitalization rate of 6.00% on projected net operating profits on the hotels.

Other income

During the three months ended March 31, 2021, 292,731 fully-vested time-based RSU awards were forfeited prior to their delivery pursuant to the terms of the RSU award documents, resulting in us reversing previously recognized compensation expense associated with these RSU awards.

(Provision) reversal of current expected credit loss reserve

During the three months ended March 31, 2022, we recorded a provision of current expected credit loss reserves of $2.3 million greater than during the three months ended March 31, 2021, which is primarily attributable to the increase in size of the portfolio and unfunded loan commitments as of March 31, 2022, as compared to the portfolio as of March 31, 2021.

Income tax benefit

Income tax benefit was $4.2 million lower during the comparative period. The change in the comparative periods is due to the recognition of a full valuation allowance of our deferred tax asset for the three months ended March 31, 2022.

Liquidity and Capital Resources

Capitalization

We have capitalized our business to date primarily through the issuance of shares of our common stock and borrowings under our secured financings and our Secured Term Loan. As of March 31, 2022, we had 139,653,799 shares of our common stock outstanding, representing $2.5 billion of stockholders’ equity and we also had $5.4 billion of outstanding borrowings under our secured financings, our Secured Term Loan, and our debt related to real estate owned. As of March 31, 2022, our secured financings consisted of six secured revolving repurchase facilities for loan investments with capacity of $5.0 billion and an outstanding balance of $4.0 billion, and five asset-specific financings for loan investments with an outstanding balance of $314.4 million. As of March 31, 2022, our Secured Term Loan had an outstanding balance of $760.8 million and our debt related to real estate owned had an outstanding balance of $290.0 million.

Net Debt-to-Equity Ratio and Total Leverage Ratio

Net Debt-to-Equity Ratio and Total Leverage Ratio are non-GAAP measures that we use to evaluate our financial leverage, which in the case of our Total Leverage Ratio, makes certain adjustments that we believe provide a more conservative measure of our financial condition.

Net Debt-to-Equity Ratio is calculated as the ratio of asset specific debt (repurchase agreements, loan participations sold, net, notes payable, net, and debt related to real estate owned, net) and secured term loan, less cash and cash equivalents to total equity.

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

The following table presents our Net Debt-to-Equity and Total Leverage Ratios as of March 31, 2022 and December 31, 2021 ($ in thousands):

	March 31, 2022	December 31, 2021
Asset specific debt	$4,621,141	$3,995,061
Secured term loan, net	738,928	739,762
Total debt	5,360,069	4,734,823
Less: cash and cash equivalents	(444,001)	(310,194)
Net Debt	$4,916,068	$4,424,629
Total Stockholders’ Equity	$2,579,296	$2,604,267
Net Debt-to-Equity Ratio	1.9x	1.7x
Non-consolidated senior loans	1,036,757	1,063,939
Total Leverage	$5,952,825	$5,488,568
Total Leverage Ratio	2.3x	2.1x

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents, interest income from our loans, loan repayments, available borrowings under our secured revolving repurchase facilities and identified borrowing capacity related to our notes payable and loan participations sold, borrowings under our Secured Term Loan, and proceeds from the issuance of our common stock. The following table sets forth, as of March 31, 2022 and December 31, 2021, our sources of available liquidity ($ in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$444,001	$310,194
Secured financing arrangements(1)	564,649	584,311
Loan principal payments held by servicer(2)	8,350	67,100
Total sources of liquidity	$1,017,000	$961,605
(1)

The drawing of such amounts typically remains subject to the satisfaction of conditions set forth in the relevant financing agreement, which may be subject to pledging additional collateral that is subject to approval by our financing counterparty.

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

As of March 31, 2022, we had aggregate unfunded loan commitments of $1.5 billion which comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs, and their funding will vary depending on the progress of capital projects, leasing, and cash flows at the properties securing our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan commitments over the remaining maximum term of the related loans, which have a weighted-average future funding period of 2.6 years.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of March 31, 2022 were as follows ($ in thousands):

	Payment Timing
	Total Obligations	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Unfunded loan commitments(1)	$1,481,130	$68,196	$1,147,947	$264,987	$—
Secured financings, term loan agreement, and debt related to real estate owned— principal(2)	5,385,131	1,300,356	2,714,487	1,370,288	-
Secured financings, term loan agreement, and debt related to real estate owned—interest(3)	391,008	48,104	180,040	162,864	-
Total	$7,257,269	$1,416,656	$4,042,474	$1,798,139	$—

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

(3)

Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured financing agreements and one-month LIBOR or Term SOFR in effect as of March 31, 2022 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates will vary over time. Our floating rate loans and related liabilities are indexed to one-month LIBOR or Term SOFR. Totals exclude non-consolidated senior interests.

We are required to pay our Manager, in cash, a base management fee and incentive fees (to the extent earned) on a quarterly basis in arrears. The tables above do not include the amounts payable to our Manager under the Management Agreement as they are not fixed and determinable.

As a REIT, we generally must distribute substantially all of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, to stockholders in the form of dividends to comply with certain of the provisions of the Internal Revenue Code. To the extent that we satisfy this distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal income tax on our undistributed REIT taxable income. Our REIT taxable income does not necessarily equal our net income as calculated in accordance with GAAP or our Net Distributable Earnings as described previously.

Loan Maturities

The following table summarizes the future scheduled repayments of principal based on initial maturity dates for the loan portfolio as of March 31, 2022 ($ in thousands):

Year	Unpaid Principal Balance (1)	Loan Commitment
2022	$1,718,356	$1,784,100
2023	1,319,866	1,522,442
2024	2,364,819	2,932,348
2025	1,108,848	1,528,897
2026	218,029	443,261
Thereafter	125,000	125,000
Total	$6,854,918	$8,336,048

(1)	Excludes the principal balance for loans which are in maturity default as of March 31, 2022.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash for the three months ended March 31, 2022 and 2021 ($ in thousands):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net cash flows provided by operating activities	$22,620	$32,646
Net cash flows used in investing activities	(456,588)	(90,701)
Net cash flows (used in) provided by financing activities	566,972	(4,165)
Net increase (decrease) in cash and cash equivalents and restricted cash	$133,004	$(62,220)

We experienced a net increase in cash and cash equivalents and restricted cash of $133.0 million during the three months ended March 31, 2022, compared to a net decrease of $62.2 million during the three months ended March 31, 2021.

During the three months ended March 31, 2022, we made initial fundings of $684.8 million of new loans and $140.6 million of advances on existing loans and made repayments on financings arrangements of $371.0 million. We received $1.0 billion of proceeds from borrowings under our financing arrangements, and $194.4 million from the loan repayments.

Income Taxes

We have elected and believe we have qualified to be taxed as a REIT for U.S. federal income tax purposes, commencing with our initial taxable year ended December 31, 2015. We generally must distribute annually at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, to maintain our REIT status. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay (or are treated as paying) out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Our real estate owned is held in a TRS. Our TRS is not consolidated for U.S. federal income tax purposes and is taxed separately as a corporation. For financial reporting purposes, a provision or benefit for current and deferred taxes is established for the portion of earnings or expense recognized by us with respect to our TRS.

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our REIT taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of March 31, 2022, we were in compliance with all REIT requirements.

Refer to Note 12 to our consolidated financial statements for additional information about our income taxes.

Off-Balance Sheet Arrangements

As of March 31, 2022, we had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our Manager to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. We believe that all of the decisions and estimates are reasonable, based upon the information available to us. We believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Refer to Note 2 to our consolidated financial statements for a description of our significant accounting policies.

Current Expected Credit Losses (“CECL”)

The CECL reserve required under ASU 2016-13 “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments (Topic 326)” (“ASU 2016-13”), reflects our current estimate of potential credit losses related to our loan portfolio. The initial CECL allowance recorded on January 1, 2021 is reflected as a direct charge to retained earnings on our consolidated statements of changes in redeemable common stock and stockholders’ equity.

For our loan portfolio, we, with assistance from a third-party service provider, performed a quantitative assessment of the impact of CECL using the Expected Loss, or EL, approach and the Lifetime Loss Rate, or LLR, method depending on the allocated bucket. For transitional loans, steady & improving loans and stabilized loans, we have applied an EL approach because of the consistency in assessing credit risks and estimating expected credit losses. Due to the nature of construction loans, where repayment does not depend on the operating performance of the underlying property, we have applied a LLR approach to estimate the CECL impacts. In certain circumstances we may determine that a loan is no longer suited for the model-based approach due to its unique risk characteristics, or because the repayment of the loan’s principal is collateral-dependent. We may instead elect to employ different methods to estimate loan losses that also conform to ASU 2016-13 and related guidance. If the recovery of that loan’s principal balance is entirely collateral-dependent, we may assess such an asset individually and elect to apply a practical expedient in accordance with ASU 2016-13. Our allowance for loan losses reflects our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, price indices for commercial property, and other macroeconomic factors that may influence the likelihood and magnitude of potential credit losses for our loans during their anticipated term. We license certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on its loan portfolio’s performance. The forecasts are embedded in the licensed model that we use to estimate our allowance for loan losses as discussed below. Selection of these economic forecasts require significant judgment about future events that, while based on the information available to us as of the respective balance sheet dates, are ultimately unknowable with certainty, and the actual economic conditions impacting our loan portfolio could vary significantly from the estimates we made for the periods presented. Additionally, we assess the obligation to extend credit through our unfunded loan commitments over each loan’s contractual period, which is considered in the estimation of the allowance for loan losses.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Generally, our business model works in a manner such that rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income.  Recent and sharp increases in inflation within the United States have caused a decisive shift towards tighter monetary policy and increased current and forward domestic interest rates.  In this rising rate environment, to the extent that our loans receivable have been financed with secured financings that do not have LIBOR or SOFR floors, our net income will likely be adversely impacted, until such time as LIBOR or SOFR exceeds the floors on our loans. As of March 31, 2022, all of our floating rate loans earned interest tied to one-month LIBOR or Term SOFR and were financed with floating rate liabilities that require interest payments on the unpaid principal balance tied to one-month LIBOR or Term SOFR. As of March 31, 2022, 87.0% of our floating rate loans referenced one-month LIBOR or Term SOFR floors, while 41.2% of our floating financings referenced one-month LIBOR or Term SOFR floors. The weighted average one-month LIBOR or Term SOFR floor of our floating rate loans based on unpaid principal balance was 1.0%.  The weighted average one-month LIBOR or Term SOFR floor of our financings based on unpaid principal balance was 0.3%. In addition, given that our lending programs are primarily floating rate, we typically require our borrowers to acquire interest rate caps or provide a debt service guarantee from a creditworthy guarantor to mitigate the risk of rising interest rates adversely affecting our borrowers’ ability to make debt service payments when due.

The following table illustrates the impact on our interest income and interest expense for the twelve-month period following March 31, 2022, assuming an immediate decrease in LIBOR or SOFR to 0.00% or an increase of 50, 100 and 150 basis points in the applicable interest rate benchmark (based on one-month LIBOR of 0.45% and Term SOFR of 0.30% as of March 31, 2022) ($ in thousands):

Assets (Liabilities) Subject to Interest Rate Sensitivity(1)	Change in	LIBOR/SOFR at 0.00%	50 Basis Points Increase	100 Basis Points Increase	150 Basis Points Increase
$1,648,209	Net interest income	$2,047	$(5,484)	$(11,390)	$(11,648)
	Net interest income per share	$0.01	$(0.04)	$(0.08)	$(0.08)

(1)	Excludes fixed rate loans.

LIBOR as our Reference Rate

We are actively assessing and monitoring the risks associated with the planned or potential discontinuation or unavailability of certain reference rates, including LIBOR, and the transition to alternative reference rates. Our assessment includes communicating with industry working groups and trade associations to develop strategies for transitions from current benchmarks to alternative reference rates. We intend to update our operational processes and models to cohesively transition to an alternative reference rate. In addition, we continue to analyze and evaluate our existing loan agreements and financings to determine the impact of the discontinuation of LIBOR and to address consequential changes to those legacy contracts. LIBOR and certain other floating rate benchmark indices to which our floating rate loans and other loan agreements are tied are the subject of recent national, international and regulatory guidance and proposals for reform. As of December 31, 2021, the ICE Benchmark Association, or IBA, ceased publication of all non-USD LIBOR settings and previously announced its intention to cease publication of remaining U.S. dollar LIBOR settings immediately after June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated using short-term repurchase agreements backed by Treasury securities, as its preferred alternative rate for USD LIBOR. Although SOFR is the ARRC’s recommended replacement rate, at this time, it is not possible to predict how markets will respond to SOFR, or other alternative reference rates as the transition away from USD LIBOR continues.

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

Each of the secured revolving repurchase facilities involves “margin maintenance” provisions, which are designed to allow the repurchase lender to maintain a certain margin of credit enhancement against the loan assets which serve as collateral. The lender’s margin amount is typically based on a percentage of the market value of the loan asset and/or mortgaged property collateral. However, certain of our repurchase facilities permit valuation adjustments solely as a result of collateral-specific credit events, while other repurchase facilities contain provisions also allowing our lenders to make margin calls or require additional collateral upon the occurrence of adverse changes in the markets or interest rate or spread fluctuations, subject to minimum thresholds, among other factors. As of March 31, 2022, we have not received any margin calls under any of our repurchase facilities.

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

Financing Risk

We finance our business through a variety of means, including the syndication of non-consolidated senior interests, notes payable, borrowings under our repurchase facilities, the syndication of pari passu portions of our loans, the syndication of senior participations in our originated senior loans, and our secured term loan. Over time, as market conditions change, we may use other forms of financing in addition to these methods of financing. Weakness or volatility in the debt capital markets, the CRE and mortgage markets, changes in regulatory requirements, and the economy generally, in particular as a result of the current COVID-19 pandemic, could adversely affect one or more of our lenders or potential lenders and could cause one or more of our lenders or potential lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing or otherwise offer unattractive terms for that financing. In addition, we may seek to finance our business through the issuance of our common stock or other equity or equity-related instruments, though there is no assurance that such financing will be available on a timely basis with attractive terms, or at all.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As of March 31, 2022 an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business.  As of March 31, 2022, we were not involved in any material legal proceedings.

Item 1A. Risk Factors.

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in the Prospectus. There have been no material changes to our principal risks that we believe are material to our business, results of operations, and financial condition from the risk factors disclosed in our Annual Report file on Form 10-K, which is accessible on the SEC’s website at www.sec.gov.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

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

4.2	Description of Securities

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

10.6*	Form of Time-Based Restricted Stock Unit Award Agreement (Non-Deferral Form)

10.7*	Form of Time-Based Restricted Stock Unit Award Agreement (Deferral Form)

10.8

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

10.44

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

10.46

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

10.54

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

10.56

Pledge and Security Agreement by and among Claros Mortgage Trust, Inc., the subsidiary guarantors named therein and JPMorgan Chase Bank, N.A., dated as of August 9, 2019 (incorporated by reference to Exhibit 10.52 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.57

Master Repurchase Agreement between CMTG WF Finance LLC and Wells Fargo Bank, National Association, dated as of September 29, 2021 (incorporated by reference to Exhibit 10.53 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.58

Amendment No. 2 to Master Repurchase and Securities Contract by and between CMTG WF Finance LLC and Wells Fargo Bank, National Association, dated as of March 7, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 9, 2022, filed by the Company, Commission File No. 001-40993)

10.59

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

Claros Mortgage Trust, Inc.

Date: May 10, 2022	By:	/s/ Richard J. Mack
Richard J. Mack
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Jai Agarwal
Jai Agarwal
Chief Financial Officer (Principal Financial and Accounting Officer)