Form 10-Q
period 2022-06-30
Claros Mortgage Trust, Inc.
filed 2022-08-02
CIK 1666291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 31, 2022, the registrant had 139,471,129 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Claros Mortgage Trust, Inc.

Consolidated Balance Sheets

(unaudited, in thousands, except share data)

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$461,002	$310,194
Restricted cash	36,729	23,942
Loan principal payments held by servicer	22,506	154,600
Loans receivable held-for-investment	7,089,256	6,407,305
Less: current expected credit loss reserve	(59,400)	(67,010)
Loans receivable held-for-investment, net	7,029,856	6,340,295
Interests in loans receivable held-for-investment, net	-	161,850
Real estate owned, net	404,693	406,887
Other assets	61,416	57,503
Total assets	$8,016,202	$7,455,271

Liabilities and Stockholders' Equity
Repurchase agreements	$3,918,703	$3,489,511
Loan participations sold, net	273,487	167,744
Notes payable, net	98,107	48,000
Secured term loan, net	738,180	739,762
Debt related to real estate owned, net	289,852	289,806
Other liabilities	45,166	54,457
Dividends payable	52,458	51,741
Management fee payable - affiliate	9,843	9,983
Total liabilities	$5,425,796	$4,851,004

Commitments and contingencies - Note 13

Stockholders' Equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 140,055,714 and 140,055,714 shares issued and 139,620,078 and 139,840,088 shares outstanding at June 30, 2022 and December 31, 2021, respectively	1,400	1,400
Additional paid-in capital	2,722,993	2,726,190
Dividends declared	(929,789)	(825,659)
Retained earnings	757,346	664,700
Total Claros Mortgage Trust, Inc. equity	2,551,950	2,566,631
Non-controlling interests	38,456	37,636
Total stockholders' equity	2,590,406	2,604,267

Total liabilities and stockholders' equity	$8,016,202	$7,455,271

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Operations

(unaudited, in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue
Interest and related income	$98,993	$104,647	$189,687	$210,450
Less: interest and related expense	46,871	46,470	86,451	92,757
Net interest income	52,122	58,177	103,236	117,693
Revenue from real estate owned	17,118	6,019	23,931	7,070
Total revenue	69,240	64,196	127,167	124,763
Expenses
Management fees - affiliate	9,843	9,737	19,650	19,363
General and administrative expenses	4,748	2,874	9,091	4,063
Stock-based compensation expense	604	1,452	604	(190)
Operating expenses from real estate owned	10,536	7,091	18,316	8,791
Interest expense on debt related to real estate owned	2,719	8,886	5,303	10,361
Depreciation on real estate owned	1,998	1,940	3,938	3,233
Total expenses	30,448	31,980	56,902	45,621
Realized gain on sale of loan	30,090	-	30,090	-
Unrealized gain on interest rate cap	2,837	-	2,837	-
Gain on foreclosure of real estate owned	-	-	-	1,430
Other income	-	-	-	5,855
(Provision) reversal of current expected credit loss reserve	(8,530)	7,922	(10,632)	8,107
Income before income taxes	63,189	40,138	92,560	94,534
Income tax benefit	-	1,846	-	6,025
Net income	$63,189	$41,984	$92,560	$100,559
Net loss attributable to non-controlling interests	$(45)	(41)	$(86)	$(78)
Net income attributable to preferred stock	-	4	-	8
Net income attributable to common stock	$63,234	$42,021	$92,646	$100,629
Net income per share of common stock:
Basic and diluted	$0.45	$0.31	$0.66	$0.75
Weighted-average shares of common stock outstanding:
Basic and diluted	139,637,949	133,433,487	139,675,019	133,520,821

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited, in thousands, except share data)

				Additional			Non-	Total
	Common Stock		Repurchased	Paid-In	Dividends	Retained	controlling	Stockholders'
	Shares	Par Value	Shares	Capital	Declared	Earnings	Interests	Equity
Balance at December 31, 2021	140,055,714	$1,400	(215,626)	$2,726,190	$(825,659)	$664,700	$37,636	$2,604,267
Repurchased shares	-	-	(186,289)	(3,179)	-	-	-	(3,179)
Contributions from non-controlling interests	-	-	-	-	-	-	539	539
Offering costs	-	-	-	(30)	-	-	-	(30)
Dividends declared on common stock	-	-	-	-	(51,672)	-	-	(51,672)
Net income (loss)	-	-	-	-	-	29,412	(41)	29,371
Balance at March 31, 2022	140,055,714	$1,400	(401,915)	$2,722,981	$(877,331)	$694,112	$38,134	$2,579,296
Repurchased shares	-	-	(33,721)	(592)	-	-	-	(592)
Contributions from non-controlling interests	-	-	-	-	-	-	367	367
Dividends declared on common stock and participating securities	-	-	-	-	(52,458)	-	-	(52,458)
Stock-based compensation expense	-	-	-	604	-	-	-	604
Net income (loss)	-	-	-	-	-	63,234	(45)	63,189
Balance at June 30, 2022	140,055,714	$1,400	(435,636)	$2,722,993	$(929,789)	$757,346	$38,456	$2,590,406

					Additional			Non-	Total	Redeemable
	Preferred Stock		Common Stock		Paid-In	Dividends	Retained	controlling	Stockholders'	Common
	Shares	Par Value	Shares	Par Value	Capital	Declared	Earnings	Interests	Equity	Stock
Balance at December 31, 2020	125	$125	125,541,736	$1,255	$2,491,836	$(573,677)	$526,205	$35,286	$2,481,030	$141,356
Adoption of ASU 2016-13	-	-	-	-	-	-	(73,975)	-	(73,975)	(4,276)
Stock-based compensation expense	-	-	-	-	(7,394)	-	-	-	(7,394)	-
Contributions from non-controlling interests	-	-	-	-	-	-	-	897	897	-
Offering costs	-	-	-	-	(28)	-	-	-	(28)	(2)
Dividends paid/accrued on preferred stock	-	(4)	-	-	-	-	-	-	(4)	-
Dividends declared on common stock, redeemable common stock and vested restricted stock units	-	-	-	-	-	(47,262)	-	-	(47,262)	(2,738)
Accrued dividends on unvested restricted stock units	-	-	-	-	-	389	-	-	389	-
Accretion of redeemable common stock	-	-	-	-	81	-	-	-	81	(81)
Net income (loss)	-	4	-	-	-	-	55,400	(37)	55,367	3,208
Balance at March 31, 2021	125	$125	125,541,736	$1,255	$2,484,495	$(620,550)	$507,630	$36,146	$2,409,101	$137,467
Issuance of common stock	-	-	584,767	6	(6)	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	1,452	-	-	-	1,452	-
Contributions from non-controlling interests	-	-	-	-	-	-	-	539	539	-
Dividends paid/accrued on preferred stock	-	(4)	-	-	-	-	-	-	(4)	-
Dividends declared on common stock, redeemable common stock and vested restricted stock units	-	-	-	-	-	(47,262)	-	-	(47,262)	(2,738)
Accrued dividends on unvested restricted stock units	-	-	-	-	-	(300)	-	-	(300)	-
Accretion of redeemable common stock	-	-	-	-	(63)	-	-	-	(63)	63
Net income (loss)	-	4	-	-	-	-	39,720	(41)	39,683	2,301
Balance at June 30, 2021	125	$125	126,126,503	$1,261	$2,485,878	$(668,112)	$547,350	$36,644	$2,403,146	$137,093

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities
Net income	$92,560	$100,559
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of origination fees on loans receivable	(10,495)	(12,018)
Accretion of origination fees on interests in loans receivable	(204)	(547)
Amortization of financing costs	9,480	10,975
Non-cash stock-based compensation	604	(190)
Other income	-	(5,855)
Depreciation on real estate owned	3,938	3,233
Unrealized gain on interest rate cap	(2,837)	-
Realized gain on sale of loan	(30,090)	-
Gain on foreclosure of real estate owned	-	(1,430)
Non-cash advances on loans receivable in lieu of interest	(31,282)	(39,977)
Non-cash advances on interests in loans receivable in lieu of interest	(2,427)	(10,140)
Non-cash advances on secured financings in lieu of interest	37	10,886
Repayment of non-cash advances on loans receivable in lieu of interest	18,233	54,608
Repayment of non-cash advances on interests in loans receivable in lieu of interest	13,178	261
Repayment of non-cash advances on secured financings in lieu of interest	-	(13,458)
Provision (reversal) of current expected credit loss reserve	10,632	(8,107)
Changes in operating assets and liabilities:
Other assets	133	(2,214)
Other liabilities	798	4,349
Management fee payable - affiliate	(140)	(112)
Incentive fee payable - affiliate	-	(187)
Net cash provided by operating activities	$72,118	$90,636
Cash flows from investing activities
Loan originations, acquisitions and advances, net of fees	(1,549,431)	(335,465)
Advances of interests in loans receivable	(14,653)	(63,818)
Repayments of loans receivable	891,755	663,232
Repayments of interests in loans receivable	165,468	2,429
Proceeds from sale of mortgage loan receivable	132,151	-
Extension and exit fees received from loans receivable	3,652	4,213
Extension and exit fees received from interests in loans receivable	502	-
Cash, cash equivalents and restricted cash from foreclosure of properties	-	9,580
Foreclosure of real estate owned	-	(11,463)
Reserves and deposits held for loans receivable	(220)	757
Capital expenditures on real estate assets	(1,744)	-
Net cash (used in) provided by investing activities	(372,520)	269,465

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended
	June 30, 2022	June 30, 2021
Cash flows from financing activities
Repurchase of common stock	(3,771)	-
Contributions from non-controlling interests	906	1,436
Offering costs	(300)	(30)
Dividends paid on common stock	(103,413)	(94,530)
Dividends paid on redeemable common stock	-	(5,470)
Dividends paid on preferred stock	-	(8)
Proceeds from secured financings	1,507,903	411,395
Payment of financing costs	(13,208)	(11,776)
Repayments of secured financings	(920,306)	(581,426)
Repayments of secured term loan	(3,814)	(3,892)
Repayments of debt related to real estate owned	-	(10,000)
Net cash provided by (used in) financing activities	463,997	(294,301)

Net increase in cash, cash equivalents and restricted cash	163,595	65,800
Cash, cash equivalents and restricted cash, beginning of period	334,136	430,974
Cash, cash equivalents and restricted cash, end of period	$497,731	$496,774
Cash and cash equivalents, beginning of period	$310,194	$427,512
Restricted cash, beginning of period	23,942	3,462
Cash, cash equivalents and restricted cash, beginning of period	$334,136	$430,974
Cash and cash equivalents, end of period	$461,002	$476,983
Restricted cash, end of period	36,729	19,791
Cash, cash equivalents and restricted cash, end of period	$497,731	$496,774
Supplemental disclosure of cash flow information:
Cash paid for interest	$79,859	$82,587
Supplemental disclosure of non-cash investing and financing activities:
Dividends accrued	$52,458	$53,288
Loan principal payments held by servicer	$22,506	$2,841
Accrued financing costs	$3,938	$6,260
Accrued offering costs	$-	$1,649
Deposits applied against sale proceeds	$14,761	$-
Working capital consolidated	$-	$(18,546)
Settlement of loan receivable	$-	$103,901
Real estate acquired in settlement of loan receivable	$-	$414,000
Assumption of debt related to real estate owned	$-	$(300,000)
Conversion of restricted stock units to common shares - common stock	$-	$12
Conversion of restricted stock units to common shares - common stock	$-	$(12)

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

References to common stock in 2021 include redeemable common stock.

These unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of our financial position, results of operations and cash flows have been included. Our results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year or any other future period. The consolidated balance sheet at December 31, 2021 was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are particularly susceptible to our judgment include, but are not limited to, the adequacy of allowance for loan losses, the determination of effective yield for recognition of interest income and interest expense and recognition of stock-based compensation expense.

The novel coronavirus (“COVID-19”) pandemic has evolved since its onset during the first quarter of 2020, and while the global economy has begun to recover, uncertainty around future developments remain. The ongoing pandemic state has also affected global supply chains, the labor market, and inflation, which continue to impact many industries, including the collateral underlying certain of our loans. In response, the Federal Reserve has begun raising interest rates in 2022 and has indicated that it foresees further interest rate increases throughout the year. The overall impact to the global economy will depend largely on the recovery of disrupted supply chains and industries, the extent of the labor market interruptions, the result of the Federal Reserves’ policies, and other government interventions. The current and future financial, economic and capital markets environment could remain uneven, and presents uncertainty and risk with respect to the performance of our loans receivable and real estate owned, our financial condition, results of operations, liquidity, and ability to pay dividends.

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

Debt assumed in an acquisition/foreclosure of real estate is recorded at its estimated fair value at the time of the acquisition. Debt related to real estate owned is non-recourse to us.

Derivative Financial Instruments

In the normal course of business, we are exposed to the effect of interest rate changes and may undertake a strategy to limit these risks through the use of derivatives. We use derivatives primarily to reduce the impact that increases in interest rates will have on our floating rate liabilities, which may consist of interest rate swaps, interest rate caps, collars, and floors.

We recognize all derivatives on the consolidated balance sheets at fair value within other assets. To determine the fair value of derivative instruments, we use a variety of methods and assumptions that are based on market conditions as of the balance sheet date, such as discounted cash flows and option-pricing models.

We have not designated derivatives as hedges to qualify for hedge accounting for financial reporting purposes and fluctuations in the fair value of these derivatives have been recognized currently in unrealized gain on interest rate cap in the accompanying consolidated statements of income.

Other Assets

Other assets include interest receivable, miscellaneous receivables, prepaid expenses, deferred tax asset (net of any valuation allowance), deposits funded relating to unclosed transactions, deferred financing costs, derivative financial instruments and repurchased shares not yet settled.

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

Reportable Segments

We evaluate the operating performance of our investments as a whole. We previously determined that we had two operating segments and one reporting segment as a result of the foreclosure of the hotel portfolio on February 8, 2021. In the first quarter of 2022, we had a change in our Chief Operating Decision Maker (CODM) who determined that we evaluate the operating performance of our investments as a whole and make operating decisions accordingly. Therefore, we have one operating segment and one reporting segment, with activities related to investing in income-producing loans collateralized by institutional quality commercial real estate. This change has been applied retrospectively to all periods presented.

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform with the current period presentation. These reclassifications had no effect on the results of operations or financial position for any period presented.

Recent Accounting Guidance

On March 31, 2022, the Financial Accounting Standards Board ("FASB") issued ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures”, (“ASU 2022-02”). The standard eliminates the recognition and measurement guidance for troubled debt restructurings (“TDRs”) for creditors that have adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, ("CECL"). In addition to eliminating the TDR accounting guidance, ASU 2022-02 changes existing disclosure requirements and introduces new disclosures related to certain modifications of instruments with borrowers experiencing financial difficulty. The standard is effective for periods beginning after December 15, 2022, with early adoption permitted. During the second quarter 2022, we adopted this standard effective January 1, 2022 and determined that one modified loan with an unpaid principal balance of $87.8 million qualified for disclosure.

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

The FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offering Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective upon issuance of ASU 2020-04 for contract modifications and hedging relationships on a prospective basis. We have not adopted any of the optional expedients or exceptions through June 30, 2022, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.
Note 3. Loans Portfolio

Loans Receivable

Our loans receivable portfolio as of June 30, 2022 was comprised of the following loans ($ in thousands, except for number of loans):

	Number of Loans	Loan Commitment(4)	Unpaid Principal Balance	Carrying Value	Weighted Average Spread(2)	Weighted Average Interest Rate(3)
Loans receivable held-for-investment:
Variable:
Senior loans(1)	65	$8,484,128	$6,821,539	$6,771,087	+ 3.91%	5.75%
Subordinate loans	3	139,119	136,384	136,933	+ 10.61%	12.49%
	68	8,623,247	6,957,923	6,908,020	+ 4.05%	5.88%
Fixed:
Senior loans(1)	4	$60,335	$55,721	$55,585	N/A	8.32%
Subordinate loans	2	125,927	125,927	125,651	N/A	8.49%
	6	186,262	181,648	181,236		8.44%
Total/Weighted Average	74	$8,809,509	$7,139,571	$7,089,256	N/A	5.94%
Current expected credit loss reserve				(59,400)
Loans receivable held-for-investment, net				$7,029,856

(1)
Senior loans include senior mortgages and similar loans, including related contiguous subordinate loans (if any), and pari passu participations in senior mortgage loans.
(2)
The weighted average spread is expressed as a spread over the relevant floating benchmark rates. One-month LIBOR as of June 30, 2022 was 1.79%. One-month Secured Overnight Financing Rate ("SOFR") as of June 30, 2022 was 1.69%. Weighted average is based on outstanding principal as of June 30, 2022.
(3)
Reflects the weighted average interest rate based on the applicable floating benchmark rate (if applicable), including LIBOR/SOFR floors (if applicable). Weighted average is based on outstanding principal as of June 30, 2022 and includes loans on non-accrual status.
(4)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.

Our loans receivable portfolio as of December 31, 2021 was comprised of the following loans ($ in thousands, except for number of loans):

	Number of Loans	Loan Commitment(5)	Unpaid Principal Balance	Carrying Value	Weighted Average Spread(2)	Weighted Average Interest Rate(4)
Loans receivable held-for-investment:
Variable:
Senior loans(1,3)	51	$7,163,032	$6,119,619	$6,085,351	+ 4.06%	5.16%
Subordinate loans	3	137,079	133,119	133,552	+ 10.38%	11.37%
	54	7,300,111	6,252,738	6,218,903	+ 4.19%	5.29%
Fixed:
Senior loans(1)	3	$62,573	$62,573	$62,782	N/A	10.09%
Subordinate loans	2	125,927	125,927	125,620	N/A	8.49%
	5	188,500	188,500	188,402		9.02%
Total/Weighted Average	59	$7,488,611	$6,441,238	$6,407,305	N/A	5.40%
Current expected credit loss reserve				(67,010)
Loans receivable held-for-investment, net				$6,340,295

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
(3)
Includes a fixed rate loan with an outstanding principal balance of $33.5 million and a loan commitment of $39.7 million as of December 31, 2021, which shares the same collateral as floating rate loans with an outstanding principal balance of $103.1 million and a loan commitment of $104.4 million at December 31, 2021 .
(4)
Reflects the weighted average interest rate based on the applicable floating benchmark rate (if applicable), including LIBOR floors (if applicable). Weighted average is based on outstanding principal as of December 31, 2021 and includes loans on non-accrual status.
(5)
Loan commitment represents principal outstanding plus unfunded loan commitments.

Certain loans receivable held by us include LIBOR/SOFR floors, which establish the minimum interest rate a borrower may pay on a loan. The weighted average LIBOR/SOFR floor in place based on unpaid principal balance on floating rate loans is 0.86% as of June 30, 2022.

The following table presents the range of LIBOR/SOFR floors held in our loan portfolio as of June 30, 2022 based on outstanding principal ($ in thousands):

One-month LIBOR/SOFR Floor Range	Unpaid Principal Balance	% of Total	Cumulative %
2.00% - 2.50%	$801,963	11%	11%
1.50% - 1.99%	1,548,660	22%	33%
1.00% - 1.49%	737,854	10%	43%
0.50% - 0.99%	220,883	3%	46%
< 0.50%	2,930,047	41%	87%
No floor	718,516	10%	97%
Total Floating Rate Loans	6,957,923
Total Fixed Rate Loans	181,648	3%	100%
Total Loans	$7,139,571

The following table presents the carrying value and significant characteristics of our loans receivable on non-accrual status as of June 30, 2022 ($ in thousands):

Origination Date	Initial Maturity Date	Date Through Which Interest Collected	Risk Rating	Carrying Value	Unpaid Principal Balance	Specific CECL Reserve	Net Carrying Value	Interest Recognition Method(1)
3/29/2018	1/26/2021	7/9/2020	4	$78,109	$77,619	-	78,109	Cash Basis
8/2/2019	10/30/2021	11/1/2021	4	67,000	67,000	-	$67,000	Cash Basis
7/1/2019	12/30/2020	7/1/2020	5	3,500	3,500	-	3,500	Cost Recovery
Total delinquent(2)				148,609	148,119	-	148,609
Total non-accrual(3)				$148,609	$148,119	$-	$148,609
Carrying value of associated financings							$(33,500)
Net carrying value							$115,109
(1)
No interest income was recognized on these loans for the six months ended June 30, 2022.
(2)
Excludes one additional loan with a carrying value of $105.3 million that is in maturity default and over 90 days delinquent on June 30, 2022, and one loan with a carrying value of $31.5 million that is in maturity default but current on interest payments as of June 30, 2022.
(3)
Loans classified as non-accrual represented 2.1% of the total loan portfolio at June 30, 2022, based on unpaid principal balance.

The following table presents the carrying value and significant characteristics of our loans receivable on non-accrual status as of December 31, 2021 ($ in thousands):

Origination Date	Initial Maturity Date	Date Through Which Interest Collected	Risk Rating	Carrying Value	Unpaid Principal Balance	Specific CECL Reserve	Net Carrying Value	Interest Recognition Method
5/5/2017	1/1/2023	12/1/2021	5	$11,533	$11,533	$(333)	$11,200	Cost Recovery
7/10/2018	12/10/2023	12/1/2021	4	77,530	81,380	-	77,530	Cash Basis
Total current				89,063	92,913	(333)	88,730
8/2/2019	10/30/2021	11/1/2021	4	67,000	67,000	-	67,000	Cash Basis
9/21/2018	10/1/2020	2/1/2020	4	116,211	116,020	-	116,211	Cash Basis
3/29/2018	1/26/2021	7/9/2020	4	76,069	75,579	-	76,069	Cash Basis
7/1/2019	12/30/2020	7/1/2020	5	15,000	15,000	(6,000)	9,000	Cost Recovery
Total delinquent				274,280	273,599	(6,000)	268,280
Total non-accrual(1)				$363,343	$366,512	$(6,333)	$357,010
Carrying value of associated financings							$(122,450)
Net carrying value							$234,560

(1)
Loans classified as non-accrual and delinquent on debt service represented 4.1% of the total loan portfolio at December 31, 2021, based on unpaid principal balance.

Activity relating to the loans receivable portfolio for the six months ended June 30, 2022 ($ in thousands):

	Unpaid Principal Balance	Deferred Fees	Specific CECL Allowance	Carrying Value (1)
Balance at December 31, 2021	$6,441,238	$(33,933)	$(6,333)	$6,400,972
Initial funding of new loan originations and acquisitions	1,308,536	—	—	1,308,536
Advances on existing loans	264,411	—	—	264,411
Non-cash advances in lieu of interest	30,800	482	—	31,282
Origination fees, extension fees and exit fees	—	(27,168)	—	(27,168)
Repayments of loans receivable	(759,661)	—	—	(759,661)
Repayments of non-cash advances in lieu of interest	(18,233)	—	—	(18,233)
Accretion of fees	—	10,495	—	10,495
Sale proceeds	(146,912)	—	—	(146,912)
Gain (loss) on sale	30,892	(191)	—	30,701
Specific CECL Allowance	—	—	(5,272)	(5,272)
Principal charge-offs	(11,500)	—	11,500	—
Balance at June 30, 2022	$7,139,571	$(50,315)	$(105)	$7,089,151
General CECL Allowance				$(59,295)
Carrying Value				$7,029,856
(1)
Balance at December 31, 2021 does not include general CECL allowance.

During the six months ended June 30, 2022, we sold a senior loan with a carrying value of $116.2 million and recognized a realized gain of $30.1 million. The financial asset was legally isolated, the transferee has the ability to pledge the assets without constraint and control has been transferred to the transferee. We have determined the transaction constituted a sale.

In the second quarter of 2022, we modified a loan with a borrower who was experiencing financial difficulties, resulting in a decrease in the index rate floor from 1.57% to 1.00% and modified extension requirements. As of June 30, 2022, the loan had an amortized cost basis of $87.8 million and represents approximately 1.2% of total loans receivable held-for-investment, net. The loan is considered as part of the general CECL allowance. The borrower is current on all contractually obligated payments.

Interests in Loans Receivable Held-for-Investment

We had no interests in loans receivable as of June 30, 2022.

Our interests in loans receivable portfolio as of December 31, 2021 was comprised of the following loan ($ in thousands):

	Number of Loans	Loan Commitment(3)	Unpaid Principal Balance	Carrying Value	Stated Rate (2)	Interest Rate (4)
Senior loans(1)	1	$200,727	$161,566	$161,864	L + 4.25%	5.50%
Current expected credit loss reserve				(14)
Interests in loans receivable held-for-investment, net				$161,850

(1)
Senior loans include senior mortgages and similar loans, including related contiguous subordinate loans (if any), and pari passu participations in senior mortgage loans.
(2)
One-month LIBOR as of December 31, 2021 was 0.10% .
(3)
Loan commitment represents principal outstanding plus unfunded loan commitments.
(4)
Reflects the interest rate based on the applicable floating benchmark rate (if applicable), including LIBOR/SOFR floors (if applicable).

Activity relating to the interests in loans receivable portfolio for the six months ended June 30, 2022 ($ in thousands):

	Unpaid Principal Balance	Deferred Fees	Carrying Value (1)
Balance at December 31, 2021	$161,566	$298	$161,864
Advances on existing interests in loans receivable	14,653	—	14,653
Non-cash advances in lieu of interest	2,427	—	2,427
Origination fees, extension fees and exit fees	—	(502)	(502)
Repayments of interests in loans receivable	(165,468)	—	(165,468)
Repayment of non-cash advances in lieu of interest	(13,178)	—	(13,178)
Accretion of origination fees, net	—	204	204
Balance at June 30, 2022	$—	$—	$—

(1)
Balance at December 31, 2021 does not include general CECL allowance.

The following table details overall statistics for our loans receivable and interests in loans receivable portfolio ($ in thousands):

	Loans Receivable		Interests in Loans Receivable
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Weighted average yield to maturity	6.1%	5.6%	N/A	6.7%
Weighted average term to initial maturity	1.9 years	1.8 years	N/A	0.1 year
Weighted average term to fully extended maturity	3.6 years	3.3 years	N/A	1.6 years

Concentration of Risk

The following table presents our loans receivable and interests in loans receivable portfolio by loan type, as well as property type and geographic location of the properties collateralizing these loans as of June 30, 2022 and December 31, 2021 ($ in thousands):

	June 30, 2022		December 31, 2021
Loan Type	Carrying Value	Percentage	Carrying Value	Percentage
Senior loans(1)	$6,826,672	96%	$6,309,997	96%
Subordinate loans	262,584	4%	259,172	4%
	$7,089,256	100%	$6,569,169	100%
Current expected credit loss reserve	$(59,400)		$(67,024)
	$7,029,856		$6,502,145

Property Type	Carrying Value	Percentage	Carrying Value	Percentage
Office	$1,033,542	15%	$1,113,805	17%
Mixed-use	625,146	9%	734,613	11%
Hospitality	1,252,130	17%	1,176,842	18%
Land	519,130	7%	631,713	10%
Multifamily	2,878,810	41%	1,986,628	30%
For Sale Condo	515,624	7%	710,660	11%
Other	264,874	4%	214,908	3%
	$7,089,256	100%	$6,569,169	100%
Current expected credit loss reserve	$(59,400)		$(67,024)
	$7,029,856		$6,502,145

Geographic Location	Carrying Value	Percentage	Carrying Value	Percentage
United States
Northeast	$2,010,624	29%	$2,734,550	41%
Mid Atlantic	1,060,559	15%	1,235,527	19%
Midwest	448,772	6%	309,298	5%
Southeast	1,027,054	14%	836,904	13%
Southwest	687,724	10%	269,461	4%
West	1,845,318	26%	1,156,896	18%
Other	9,205	0%	26,533	0%
	$7,089,256	100%	$6,569,169	100%
Current expected credit loss reserve	$(59,400)		$(67,024)
	$7,029,856		$6,502,145

(1)
Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans and pari passu participations in senior mortgage loans.

Interest Income and Accretion

The following table summarizes our interest and accretion income from loans receivable held-for-investment, from interests in loans receivable held-for-investment, and from interest on cash balances, for the three and six months ended June 30, 2022 and 2021 ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Coupon interest	$92,461	$98,123	$178,645	$197,858
Interest on cash and cash equivalents	341	8	343	27
Accretion of fees	6,191	6,516	10,699	12,565
Total interest and related income	$98,993	$104,647	$189,687	$210,450

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

The following table allocates the principal balance and carrying value of the loans receivable and interests in loans receivable based on our internal risk ratings ($ in thousands):

June 30, 2022
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	% of Total of Unpaid Principal Balance
1	1	$257,963	$256,758	4%
2	1	927	927	0%
3	60	5,669,626	5,623,289	79%
4	10	1,201,850	1,199,077	17%
5	2	9,205	9,205	0%
	74	$7,139,571	$7,089,256
Current expected credit loss reserve			(59,400)
			$7,029,856

December 31, 2021
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	% of Total of Unpaid Principal Balance
1	1	$35,721	$35,699	1%
2	6	705,886	703,714	10%
3	42	4,678,785	4,649,076	71%
4	9	1,155,879	1,154,147	18%
5	2	26,533	26,533	0%
	60	$6,602,804	$6,569,169
Current expected credit loss reserve			(67,024)
			$6,502,145

As of June 30, 2022 and December 31, 2021 , the average risk rating of our portfolio was 3.1 and 3.1, respectively, weighted by unpaid principal balance.

Current Expected Credit Losses

The current expected credit loss reserve required under GAAP reflects our current estimate of potential credit losses related to loans receivable, interests in loans receivable, accrued interest receivable and unfunded loan commitments. See Note 2 for further discussion of our allowance for loan losses.

During the month ended June 30, 2022, we recorded a principal charge-off of $11.5 million against a loan made to the personal estate of a former borrower. Prior to the charge-off, the loan had an unpaid principal balance $15.0 million and a specific CECL reserve of $6.0 million, resulting in a carrying value of $9.0 million. Following the charge-off, the loan carrying value was $3.5 million, which represents estimated collection. The loan is on non-accrual status and is in maturity default.

In December 2021, we received principal repayments of $81.7 million on a senior loan with an outstanding principal balance of $95.0 million, and a maturity date of May 31, 2021, and recorded a principal charge-off of $1.8 million. Following the repayment, the maturity date of the loan was extended to January 1, 2023. As of June 30, 2022 and December 31, 2021, the loan had a specific loan loss allowance of $0.1 million and $0.3 million, respectively, which represents additional collectible interest through the maturity date. As of June 30, 2022, the borrower remains current on interest payments.

During the three months ended June 30, 2022, we recorded a net provision of $8.5 million in the allowance for credit losses, which included an additional $5.5 million of specific CECL reserve prior to principal charge-off. The total allowance for loan losses decreased to $72.7 million as of June 30, 2022. The net decrease was primarily attributable to the principal charge-off which was partially offset by the increase in the size of the portfolio and changes in macroeconomic conditions.

The following table illustrates the quarterly changes in the current expected credit loss reserve for the six months ended June 30, 2022 and 2021 ($ in thousands):

		General CECL Allowance
	Specific CECL Allowance (1)	Loans Receivable Held-for-Investment	Interests in Loans Receivable Held-for-Investment	Accrued Interest Receivable	Unfunded Loan Commitments (2)	Total
Total current expected credit loss reserve, December 31, 2020	$6,000	$—	$—	$—	$—	$6,000
Initial CECL allowance, January 1, 2021	-	64,274	406	357	13,214	78,251
Increase (reversal) in current credit loss reserve	-	1,547	(141)	(14)	(1,577)	(185)
Total current expected credit loss reserve, March 31, 2021	$6,000	$65,821	$265	$343	$11,637	$84,066
Increase (reversal) in current credit loss reserve	500	(3,954)	270	(32)	(4,704)	(7,922)
Total current expected credit loss reserve, June 30, 2021	$6,500	$61,867	$535	$311	$6,933	$76,144

Total current expected credit loss reserve, December 31, 2021	$6,333	$60,677	$14	$218	$6,286	$73,528
Increase (reversal) in current credit loss reserve	(133)	(1,269)	28	(218)	3,694	2,102
Total current expected credit loss reserve, March 31, 2022	$6,200	$59,408	$42	—	$9,980	$75,630
Principal charge-offs	(11,500)	—	—	—	—	(11,500)
Increase (reversal) in current credit loss reserve	5,405	(113)	(42)	—	3,280	8,530
Total current expected credit loss reserve, June 30, 2022	$105	$59,295	$—	$—	$13,260	$72,660
Percent of Unpaid Principal Balance at June 30, 2022						1.0%

(1)
As of December 31, 2020, amounts represent specific loan loss provisions recorded on assets before the adoption of ASU 2016-13. After the adoption of ASU 2016-13 on January 1, 2021, amounts represent Specific CECL allowance.
(2)
The CECL allowance for unfunded commitments is included in other liabilities on the consolidated balance sheets.

Our primary credit quality indicator is our internal risk ratings, which are further discussed above. The following table presents the amortized cost basis of our loans receivable as of June 30, 2022 by year of origination and risk rating ($ in thousands):

			Amortized Cost Basis by Origination Year
Risk Rating	Number of Loans	Amortized Cost Basis	2022	2021	2020	2019	2018	2017
1	1	$256,758	$-	$256,758	$-	$-	$-	$-
2	1	927	-	-	-	-	927	-
3	60	5,623,289	1,338,025	1,946,507	80,614	1,653,947	506,739	97,457
4	10	1,199,077	-	-	198,847	221,081	779,149	-
5	2	20,705	-	-	-	15,000	-	5,705
Current period charge-offs		(11,500)	-	-	-	(11,500)	-	-
	74	$7,089,256	$1,338,025	$2,203,265	$279,461	$1,878,528	$1,286,815	$103,162

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

The following table presents additional detail related to our real estate owned, net as of June 30, 2022 and December 31, 2021 ($ in thousands):

	June 30, 2022	December 31, 2021
Land	$123,100	$123,100
Building	284,400	284,400
Capital Improvements	1,744	-
Furniture, fixtures and equipment	6,500	6,500
Real estate assets	415,744	414,000
Less: accumulated depreciation	(11,051)	(7,113)
Real estate owned, net	$404,693	$406,887

Note 5. Repurchase Agreements, Loan Participations Sold, Net, Notes Payable, Net, Secured Term Loan, Net, Debt Related to Real Estate Owned, Net, and Acquisition Facility

As of June 30, 2022 and December 31, 2021, we financed certain of our loans receivables using repurchase agreements, the sale of loan participations, and notes payable. The financings bear interest at a rate equal to LIBOR/SOFR plus a credit spread or at a fixed rate. Financing agreements generally contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to tangible net worth ratio, and minimum debt service coverage ratio as defined in agreements. As of June 30, 2022 and December 31, 2021, we are in compliance with all covenants under our financing agreements.

The following table summarizes our portfolio financings as of June 30, 2022 and December 31, 2021 ($ in thousands):

	June 30, 2022			December 31, 2021
	Capacity	Borrowing Outstanding	Weighted Average Spread(1)	Capacity	Borrowing Outstanding	Weighted Average Spread(1)
Repurchase agreements	$4,515,000	$3,703,306	+ 2.05%	$4,065,000	$3,274,508	+ 2.00%
Repurchase agreements - Side Car	271,171	215,397	+ 4.51%	271,171	215,003	+ 4.50%
Loan participations sold	274,252	274,252	+ 3.84%	168,322	168,322	+ 3.79%
Notes payable	229,950	100,512	+ 3.04%	48,000	48,000	+ 4.00%
Secured Term Loan	758,904	758,904	+ 4.50%	762,717	762,717	+ 4.50%
Debt related to real estate owned	290,000	290,000	+ 2.78%	290,000	290,000	+ 2.78%
Total / weighted average	$6,339,277	$5,342,371	+ 2.65%	$5,605,210	$4,758,550	+ 2.65%

(1)
Weighted average spread over the applicable benchmark rate is based on unpaid principal balance. One-month LIBOR as of June 30, 2022 was 1.79%. One-month SOFR at June 30, 2022 was 1.69%.

Repurchase Agreements

The following table summarizes our repurchase agreements by lender as of June 30, 2022 ($ in thousands):

Lender	Initial Maturity	Fully Extended Maturity (1)	Maximum Capacity	Borrowing Outstanding	Undrawn Capacity
JP Morgan Chase Bank, N.A. - Main Pool	6/29/2025	6/29/2027	$1,500,000	$1,355,946	$144,054
JP Morgan Chase Bank, N.A. - Side Car	5/27/2023	5/27/2024	271,171	215,397	55,774
Morgan Stanley Bank, N.A.	1/26/2023	1/26/2025	1,000,000	840,996	159,004
Goldman Sachs Bank USA	5/31/2023	5/31/2025	500,000	393,398	106,602
Wells Fargo Bank, N.A.	9/29/2023	9/29/2026	750,000	704,000	46,000
Barclays Bank PLC	12/20/2022	12/20/2025	500,000	186,383	313,617
Deutsche Bank AG, New York Branch	6/26/2023	6/26/2023	265,000	222,583	42,417
Total			$4,786,171	$3,918,703	$867,468

(1)
Facility maturity dates may be extended based on certain conditions being met.

The following table summarizes our repurchase agreements by lender as of December 31, 2021 ($ in thousands):

Lender	Initial Maturity	Fully Extended Maturity (1)	Maximum Capacity	Borrowing Outstanding	Undrawn Capacity
JP Morgan Chase Bank, N.A. - Main Pool(2)	6/29/2025	6/29/2027	$1,250,000	$1,173,280	$76,720
JP Morgan Chase Bank, N.A. - Side Car	5/27/2023	5/27/2024	271,171	215,003	56,168
Morgan Stanley Bank, N.A.(3)	1/26/2023	1/26/2024	1,000,000	1,000,000	-
Goldman Sachs Bank USA	5/31/2022	5/31/2023	750,000	410,551	339,449
Barclays Bank PLC	12/20/2022	12/20/2025	500,000	193,884	306,116
Deutsche Bank AG, New York Branch	6/26/2022	6/26/2023	265,000	211,372	53,628
Wells Fargo Bank, N.A.	9/29/2023	9/29/2026	300,000	285,421	14,579
Total			$4,336,171	$3,489,511	$846,660

(1)
Facility maturity dates may be extended based on certain conditions being met.
(2)
On January 14, 2022, the facility capacity was increased to $1.5 billion.
(3)
On January 25, 2022, the reference rate on this facility was changed from LIBOR to SOFR, and the fully extended maturity was extended to January 26, 2025.

Liabilities under our repurchase agreements as of June 30, 2022 are summarized as follows ($ in thousands):

Lender	Weighted Average Term(1)	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral
JP Morgan Chase Bank, N.A. - Main Pool	2.4	$1,355,946	$1,355,946	$1,851,860
JP Morgan Chase Bank, N.A. - Side Car	0.7	215,397	215,397	451,048
Morgan Stanley Bank, N.A.	2.1	840,996	840,996	1,298,072
Goldman Sachs Bank USA	1.3	393,398	393,398	578,900
Wells Fargo Bank, N.A.	2.6	704,000	704,000	911,857
Barclays Bank PLC	1.4	186,383	186,383	285,166
Deutsche Bank AG, New York Branch	1.8	222,583	222,583	352,989
Total/Weighted Average	2.1	$3,918,703	$3,918,703	$5,729,892

(1)
The weighted average term (years) is determined based on the contractual initial maturity date of the corresponding loans collateralizing each facility. Weighted average is based on borrowing outstanding as of June 30, 2022.

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

(1)
The weighted average term (years) is determined based on the contractual initial maturity date of the corresponding loans collateralizing each facility. Weighted average is based on borrowing outstanding as of December 31, 2021.

The repurchase facilities are partially recourse to us. The maximum guaranty under the repurchase agreements that we would be responsible for as of June 30, 2022 and December 31, 2021 was $1.1 billion and $944.0 million, respectively.

Loan Participations Sold

Our loan participations sold as of June 30, 2022 are summarized as follows ($ in thousands):

	Contractual Maturity Date	Maximum Extension Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral(1)
Variable:
(2)	8/1/2022	8/1/2023	148,322	148,295	291,353
	10/18/2023	10/18/2024	105,930	105,473	193,033
Fixed:
	12/31/2024	12/31/2025	20,000	19,719	143,941
Total			$274,252	$273,487	$628,327

(1)
Includes all cash reserve balances held by the servicer.
(2)
Subsequent to June 30, 2022, this participation was extended to its maximum extension date.

Our loan participations sold as of December 31, 2021 are summarized as follows ($ in thousands):

	Contractual Maturity Date	Maximum Extension Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral
Variable:
	8/1/2022	8/1/2023	148,322	148,133	290,783
Fixed:
	12/31/2024	12/31/2025	20,000	19,611	130,061
Total			$168,322	$167,744	$420,844

Notes Payable

Our notes payable as of June 30, 2022 are summarized as follows ($ in thousands):

Contractual Maturity Date	Maximum Extension Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral
12/31/2024	12/31/2025	94,322	92,915	143,941
2/2/2026	2/2/2027	6,190	5,192	9,274
Total		$100,512	$98,107	$153,215

Our notes payable as of December 31, 2021 are summarized as follows ($ in thousands):

Contractual Maturity Date	Maximum Extension Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral(1)
1/4/2022 (2)	1/4/2022	$48,000	$48,000	$116,512

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

The secured term loan as of June 30, 2022 is summarized as follows ($ in thousands):

Contractual	Stated		Borrowing
Maturity Date	Rate (1)	Interest Rate	Outstanding	Carrying Value
8/9/2026	S + 4.50%	6.29%	$758,904	$738,180

(1)
One-month SOFR at June 30, 2022 was 1.69%.

The secured term loan as of December 31, 2021 is summarized as follows ($ in thousands):

Contractual	Stated		Borrowing
Maturity Date	Rate (1)	Interest Rate	Outstanding	Carrying Value
8/9/2026	S + 4.50%	5.00%	$762,717	$739,762

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

Our debt related to real estate owned as of June 30, 2022 is summarized as follows ($ in thousands):

Contractual	Stated		Borrowing
Maturity Date	Rate (1)	Interest Rate	Outstanding	Carrying Value
February 9, 2024	L + 2.78%	4.57%	$290,000	$289,852

(1)
One-month LIBOR at June 30, 2022 was 1.79%.

Our debt related to real estate owned as of December 31, 2021 is summarized as follows ($ in thousands):

Contractual	Stated		Borrowing
Maturity Date	Rate (1)	Interest Rate	Outstanding	Carrying Value
February 9, 2024	L + 2.78%	3.53%	$290,000	$289,806

(1)
One-month LIBOR at December 31, 2021 was 0.10%.

Acquisition Facility

On June 29, 2022, we entered into a $150.0 million full recourse credit facility. The facility generally provides interim financing for eligible loans for up to 180 days at an initial advance rate of 75%, which begins to decline after the 90th day. The facility matures on June 29, 2025 and earns interest at a rate of 1-month SOFR, plus a 0.10% credit spread adjustment, plus a spread of 2.25%. With the consent of our lenders, and subject to certain conditions, the commitment of the facility may be increased up to $500.0 million. As of June 30, 2022, the outstanding balance of the facility is $0.

Interest Expense and Amortization

The following table summarizes our interest and amortization expense on secured financings, debt related to real estate owned and on the secured term loan for the three and six months ended June 30, 2022 and 2021 ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest on secured financings	$31,702	$28,887	$57,113	$58,589
Interest on secured term loan	10,299	11,652	19,858	23,205
Interest on debt related to real estate owned (1)	2,719	8,886	5,303	10,361
Amortization of financing costs	4,870	5,931	9,480	10,963
Total interest and related expense	$49,590	$55,356	$91,754	$103,118

(1)
Interest on debt related to real estate owned includes $22,000 and $12,000 of amortization of financing costs for the three months ended June 30, 2022 and 2021, respectively. Interest on debt related to real estate owned includes $45,000 and $12,000 of amortization of financing costs for the six months ended June 30, 2022 and 2021, respectively.

Note 6. Derivatives

As part of the agreement to amend the terms of our debt related to real estate owned on June 2, 2021, we have an interest rate cap with a notional amount of $290.0 million and a maturity date of February 15, 2024 for $275,000.

The interest rate cap effectively limits the maximum interest rate of our debt related to real estate owned to 5.78%. Increases or decreases in the fair value of our interest rate cap are recorded as an unrealized gain or loss on interest rate cap on our consolidated income statements and the fair value is recorded in other assets on our consolidated balance sheets. The fair value of the interest rate cap is $2.8 million at June 30, 2022.

Note 7. Fair Value Measurements

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

Financial Instruments Reported at Fair Value

The fair value of our interest rate cap is determined by using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the interest rate cap. The variable interest rates used in the calculation of projected receipts on the interest rate cap are based on a third party expert's expectation of future interest rates derived from observable market interest rate curves and volatilities. Our interest rate cap is classified as Level 2 in the fair value hierarchy and is valued at $2.8 million at June 30, 2022 and $0 at December 31, 2021.

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows ($ in thousands):

	June 30, 2022
				Fair Value Hierarchy Level
	Carrying Value	Unpaid Principal Balance	Fair Value	Level 1	Level 2	Level 3
Loans receivable held-for-investment, net	$7,029,856	$7,139,571	$7,043,862	$-	$-	$7,043,862
Repurchase agreements	3,918,703	3,918,703	3,918,703	-	-	3,918,703
Loan participations sold, net	273,487	274,252	273,856	-	-	273,856
Notes payable, net	98,107	100,512	100,275	-	-	100,275
Secured term loan, net	738,180	758,904	724,753	-	-	724,753
Debt related to real estate owned, net	289,852	290,000	280,473	-	-	280,473

	December 31, 2021
				Fair Value Hierarchy Level
	Carrying Value	Unpaid Principal Balance	Fair Value	Level 1	Level 2	Level 3
Loans receivable held-for-investment, net	$6,340,295	$6,441,238	$6,434,157	$-	$-	$6,434,157
Interests in loans receivable held-for- investment, net	161,850	161,566	161,883	-	-	161,883
Repurchase agreements	3,489,511	3,489,511	3,484,834	-	-	3,484,834
Loan participations sold, net	167,744	168,322	168,738	-	-	168,738
Notes payable, net	48,000	48,000	48,000	-	-	48,000
Secured term loan, net	739,762	762,717	762,717	-	-	762,717
Debt related to real estate owned, net	289,806	290,000	281,723	-	-	281,723

Note 8. Equity

Common Stock

Our charter provides for the issuance of up to 500,000,000 shares of common stock with a par value of $0.01 per share. We had 140,055,714 common shares issued and 139,620,078 and 139,840,088 common shares outstanding as of June 30, 2022 and December 31, 2021, respectively.

The following table provides a summary of the number of common shares outstanding during the six months ended June 30, 2022 and 2021, including redeemable common stock:

	Six Months Ended
Common Stock Outstanding	June 30, 2022	June 30, 2021
Beginning balance	139,840,088	132,848,720
Conversion of fully vested RSUs to common shares	-	584,767
Repurchase of common shares	(220,010)	-
Ending balance	139,620,078	133,433,487

Repurchased Shares

We entered into an agreement (the “10b5-1 Purchase Plan”) with Morgan & Stanley Co. LLC, pursuant to which Morgan Stanley & Co. LLC, as our agent, will buy in the open market up to $25.0 million of our common stock in the aggregate during the period beginning on December 6, 2021 and ending at the earlier of 12 months and the date on which all the capital committed to the 10b5-1 Purchase Plan is expended. The 10b5-1 Purchase Plan will require Morgan Stanley & Co. LLC to purchase shares of our common stock on our behalf when the market price per share is below the book value per common share, subject to certain daily limits prescribed by the 10b5-1 Purchase Plan. For the period from December 6, 2021 through June 30, 2022, we repurchased 435,636 shares of common stock under the repurchase program at an average price per share of $16.93 for a total of $7.4 million.

Dividends

The following table details our dividend activity for common and preferred stock ($ in thousands, except per share data):

For the Quarter Ended
	March 31, 2022		June 30, 2022
	Amount	Per Share	Amount	Per Share
Dividends declared - common stock	$51,672	$0.37	$51,659	$0.37
Record Date - common stock	March 31, 2022		June 30, 2022
Payment Date - common stock	April 15, 2022		July 15, 2022

	For the Quarter Ended
	March 31, 2021		June 30, 2021
	Amount	Per Share	Amount	Per Share
Dividends declared - common stock	$50,000	$0.37	$50,000	$0.37
Dividends declared - preferred stock(1)	$4	$0.03	$4	$0.03
Record Date - common stock	March 19, 2021		June 16, 2021
Payment Date - common stock	April 1, 2021		July 7, 2021

(1)
Includes 125 preferred units issued at a price of $1,000 per unit and entitled to a 12.5% dividend paid semi-annually that were redeemed on December 15, 2021 at a price of $1,000 per unit.

Note 9. Earnings per Share

We calculate basic earnings per share (“EPS”) using the two-class method, which defines unvested share-based payment awards that contain nonforfeitable rights to dividends as participating securities. Under the two-class method, earnings (distributed and undistributed) are allocated to common stock and participating securities based on their respective rights. Basic EPS is calculated by dividing our net income attributable to common stockholders minus participating securities' share in earnings by the weighted average number of shares of common stock outstanding during each period.

Diluted EPS is calculated under the more dilutive of the treasury stock or the two-class method. Under the treasury stock method, diluted EPS is calculated by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding plus the incremental potential shares of common stock assumed issued during the period if they are dilutive.

As of June 30, 2022 and 2021 we had no dilutive securities. As a result, basic and diluted EPS are the same. The calculation of basic and diluted EPS is as follows ($ in thousands, except for share and per share data):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income attributable to common stockholders	$63,234	$42,021	$92,646	$100,629
Dividends on participating securities	(799)	-	(799)	-
Participating securities' share in earnings	(31)	-	-	-
Basic earnings	$62,404	$42,021	$91,847	$100,629
Weighted average number of common stock, basic and diluted	139,637,949	133,433,487	139,675,019	133,520,821
Net income per share of common stock, basic and diluted	$0.45	$0.31	$0.66	$0.75

For the six months ended June 30, 2022 and 2021, 204,908 and 0 weighted average unvested RSUs, respectively, were excluded from the calculation of diluted EPS because the effect was anti-dilutive. For the three months ended June 30, 2022 and 2021, 407,565 and 0 weighted average unvested RSUs, respectively, were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

Note 10. Related Party Transactions

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

The following table summarizes our management fees ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Management fees	$9,843	$9,737	$19,650	$19,363
Total	$9,843	$9,737	$19,650	$19,363

Management Fees

Effective October 1, 2015, the Manager earns a base management fee in an amount equal to 1.50% per annum of Stockholders’ Equity. Management fees are reduced by our pro rata share of any management fees and incentive fees (if incentive fees are not incurred by us) paid to the Manager by CMTG/TT. Management fees are paid quarterly, in arrears. Management fees of $9.8 million and $10.0 million were accrued and were included in management fee payable – affiliate, in the consolidated balance sheets at June 30, 2022 and December 31, 2021.

Subsequent to June 30, 2022, we amended and restated our Management Agreement primarily to provide for reimbursement of allocable costs, including compensation, of the Manager’s non-investment professionals, to provide for automatic one-year renewals of the agreement following its original expiration date, unless it is otherwise terminated by our board of directors, and to remove historical provisions that are no longer relevant to our business and certain reporting requirements that are not customary for a public company.

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

There were no accrued incentive fees on the consolidated balance sheets at June 30, 2022 and December 31, 2021, respectively.

Termination Fees

If we elect to terminate the Management Agreement, we are required to pay the Manager a termination fee equal to three times the sum of the average total annual amount of management fees and the average annual incentive fee paid by us over the prior two years.

Reimbursable Expenses

The Manager or its affiliates are entitled to reimbursement for certain documented costs and expenses incurred by them on our behalf, as set forth in the Management Agreement, excluding any expenses specifically required to be borne by the Manager under the Management Agreement. For the three months ended June 30, 2022 and 2021, we had no reimbursements of out-of-pocket costs incurred on our behalf by our manager. For the six months ended June 30, 2022 and 2021, we reimbursed $0.1 million and $0 of out-of-pocket costs incurred on our behalf by our manager.

Loans Receivable Held-for-Investment

As of June 30, 2022 and December 31, 2021, we have one loan with an outstanding principal balance of $81.8 million and $54.0 million, respectively, and a loan commitment of $141.1 million, whereby the borrower is an affiliate of a shareholder in our common stock who owns approximately 10.8% of common stock outstanding as of June 30, 2022 .

Note 11. Stock-Based Compensation

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

On April 4, 2019, the Board granted 877,498 time-based Restricted Stock Units ("RSUs") pursuant to the Plan which immediately became vested. Dividend equivalent payments accrued as if those shares were outstanding for all dividends declared during the period beginning August 25, 2015. The fair value of time-based RSUs was recognized immediately. The fair value of the 877,498 RSUs was determined to be $20.00 per share on the grant date based on our share issuances proximate to the grant date. On April 4, 2021, 584,767 fully vested RSUs were delivered and converted to common shares. During the six months ended June 30, 2021, 292,731 time-based RSUs were forfeited prior to their delivery, resulting in the reversal of $5.9 million of previously recognized stock-based compensation expense which is included as other income in the consolidated statements of operations.

On April 4, 2019, the Board granted 1,622,499 performance-based RSUs pursuant to the Plan of which 0% to 100% were scheduled to vest at the conclusion of a three-year performance period commencing on January 1, 2019, at varying levels, if we achieved a minimum cumulative Total Stockholder Return Percentage in excess of 18% over that period. Total Stockholder Return Percentage is equal to the quotient of (i) the sum of (A) the tangible net book value per common share as of December 31, 2021 less $19.84 and (B) the aggregate amount of dividends paid with respect to common stock during the performance period, (ii) and $19.84, calculated on a fully diluted basis. Dividend equivalents were scheduled to accrue and be paid to participants at the conclusion of the performance period based on the number of RSUs that vested. The fair value of the 1,622,499 performance-based RSUs was determined to be $20.00 per share on the grant date based on our share issuances proximate to the grant date. In the event that a change in control or an initial public offering (“IPO”) had occurred prior to the completion of the performance period, the RSUs would have immediately vested prior to such change in control or IPO and dividend equivalents would have become payable. Upon completion of our IPO in November 2021, 1,097,293 RSUs immediately vested and dividend equivalents of $4.9 million were paid.

On May 24, 2022, we adopted the Deferred Compensation Plan to provide our directors and certain executives with an opportunity to defer payment of their equity-based compensation pursuant to the terms of the Deferred Compensation Plan.

The Board awards time-based RSUs to eligible non-employee Board members on an annual basis as part of such Board members’ annual compensation in accordance with the Non-Employee Director Compensation Program. The time-based awards are generally issued in the second quarter on the date of the annual meeting of our stockholders, in conjunction with the director’s election to the Board, and the awards vest on the earlier of (x) the one-year anniversary of the grant date and (y) the date of the next annual meeting of our stockholders following the grant date, subject to the applicable participants' continued service through such vesting date. On June 1, 2022, the eligible non-employee members of the Board were automatically granted an aggregate of 29,280 time-based RSUs under the Plan. Each RSU was granted with the right to receive dividend equivalents. Additionally, certain directors elected to defer their RSUs pursuant to the terms of the Deferred Compensation Plan. Such deferred awards will become payable on the earliest to occur of the participant’s separation from service or a change in control. The fair value of the 29,280 RSUs was determined to be $20.49 per share on the grant date based on the closing price of common stock on such date.

On June 14, 2022, the Board granted an aggregate of 2,130,000 time-based RSUs to employees of the Manager or its affiliates, which vest in three equal installments on each of the first, second and third anniversaries of the grant date, subject to the applicable participant’s continued service through each vesting date. Each RSU was granted with the right to receive dividend equivalents. The fair value of the 2,130,000 RSUs was determined to be $18.72 per share on the grant date based on the closing price of common stock on such date.

For the three and six months ended June 30, 2022 we recognized $0.6 million of stock-based compensation expense related to the RSUs. For the three and six months ended June 30, 2021, we recognized $1.5 million of compensation expense and a net reversal of previously recognized compensation expense of $0.2 million, respectively. Stock-based compensation expense is considered non-cash compensation expense for the three and six months ended June 30, 2022 and 2021.

Stock-based compensation expense is recognized in earnings on a straight-line basis over the applicable award’s vesting period. Forfeitures of stock-base compensation awards are recognized as they occur. As of June 30, 2022, total unrecognized compensation expense was $39.9 million based on the grant date fair value of RSUs granted. This expense is expected to be recognized over a period of 2.9 years from June 30, 2022.

The following table details the RSU activity during the six months ended June 30, 2022 and 2021:

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
		Weighted-Average		Weighted-Average
	Number of	Grant Date Fair	Number of	Grant Date Fair
	Restricted Shares	Value Per Share	Restricted Shares	Value Per Share
Unvested, December 31, 2021	-	$-	-	$-
Granted	2,159,280	$18.74	-	$-
Unvested, June 30, 2022	2,159,280	$18.74	-	$-

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
		Weighted-Average		Weighted-Average
	Number of	Grant Date Fair	Number of	Grant Date Fair
	Restricted Shares	Value Per Share	Restricted Shares	Value Per Share
Unvested, December 31, 2020	-	$-	1,622,499	$20.00
Forfeited/cancelled	-	$-	(525,206)	$20.00
Unvested, June 30, 2021	-	$-	1,097,293	$20.00

Note 12. Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with our taxable year ended December 31, 2015 and expect to continue to operate so as to qualify as a REIT. As a result, we will generally not be subject to federal and state income tax on that portion of our income that we distribute to stockholders if we distribute at least 90% of our taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains and activity conducted within our taxable REIT subsidiary (“TRS”), and comply with certain other requirements to qualify as a REIT. Since Commencement of Operations, we were in compliance with all REIT requirements and we plan to continue to operate so that we meet the requirements for taxation as a REIT. Therefore, other than amounts relating to our TRS, as described below, we have not provided for current income tax expense related to our REIT taxable income for the three and six months ended June 30, 2022 and 2021. Additionally, no provision has been made for federal or state income taxes in the accompanying financial statements, as we believe we have met the prescribed requisite requirements.

Our real estate owned is held in a TRS. A TRS is a corporation that is owned directly or indirectly by a REIT and has jointly elected with the REIT to be treated as a TRS for tax purposes. TRSs provide REITs the flexibility to hold, up to 20% of their total assets, entities or investments that otherwise would not be permissible in the REIT structure. Our TRS is not consolidated for U.S. federal income tax purposes and is taxed separately as a corporation. For financial reporting purposes, a provision or benefit for current and deferred taxes is established for the portion of earnings or expense recognized by us with respect to our TRS. No current or deferred tax benefit or expense was recorded for the three and six months ended June 30, 2022. We recorded deferred income tax benefit of $1.8 million and $6.0 million during the three and six months ended June 30, 2021.

We did not have any deferred tax assets or deferred tax liabilities at June 30, 2022 or December 31, 2021.

The TRS had a net operating loss (“NOL”) carryforward in the amount of $47.1 million at June 30, 2022, the impact of which has been reflected in the deferred tax asset recorded by us. Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The NOL could be carried forward indefinitely for federal income tax purposes and generally for a period of 20 years for state and local purposes. Based upon the available objective evidence at June 30, 2022, we determined it was more likely than not that the deferred tax assets of our TRS would not be utilized in future periods. As a result, we recorded a $19.7 million valuation allowance to fully reserve against these deferred tax assets.

We recognize tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in our consolidated statements of income. As of June 30, 2022 and December 31, 2021, we have not recorded any amounts for uncertain tax positions.

Our tax returns are subject to audit by taxing authorities. Tax years 2018 through 2021 remain open to examination by major taxing jurisdictions to which we are subject to taxes.

Note 13. Commitments and Contingencies

We hold a 51% interest in CMTG/TT as a result of committing to invest $124.9 million in CMTG/TT. Distributions representing repayment proceeds from CMTG/TT’s loans may be recalled by CMTG/TT, if the repayment occurred at least six months prior to the loan’s initial maturity date. As of June 30, 2022 and December 31, 2021, we contributed $163.1 million and $162.1 million, respectively to CMTG/TT and have received return of capital distributions of $123.2 million, of which $111.1 million were recallable. As of June 30, 2022 and December 31, 2021, CMTG’s remaining capital commitment to CMTG/TT was $72.9 million and $73.8 million, respectively.

As of June 30, 2022 and December 31, 2021, we had aggregate unfunded loan commitments of $1.7 billion and $1.1 billion, which amounts will generally be funded to finance lease-related or capital expenditures by our borrowers, subject to borrowers achieving certain conditions precedent to such funding. These future commitments will expire over the remaining term of the loans, none of which exceed five years.

As of June 30, 2022 and December 31, 2021, we had $596.5 million and $584.3 million of undrawn capacity on existing secured financing commitments relating to both the current unpaid principal balance of our loan portfolio and our unfunded loan commitments, which are subject to us pledging additional collateral that is subsequently approved by our financing counterparty.

Our contractual payments under all borrowings by maturity were as follows as of June 30, 2022 ($ in thousands):

Year	Amount
2022	$521,453
2023	956,555
2024	1,845,233
2025	951,636
2026	1,067,494
$5,342,371

In the normal course of business, we may enter into contracts that contain a variety of representations and provide for general indemnifications. Our maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against us that have not yet occurred. However, based on experience, we expect the risk of loss to be remote.

Note 14. Subsequent Events

We have evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that the following events or transactions that have occurred:

1. We originated/acquired two floating rate loans with an aggregate loan commitment of $149.5 million, of which $145.6 million was funded at closing.

2. We received the full repayment of one loan with an unpaid principal balance of $258.0 million at June 30, 2022.

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

I. Key Financial Measures and Indicators

As a CRE finance company, we believe the key financial measures and indicators for our business are net income per share, dividends declared per share, Distributable Earnings per share, book value per share, adjusted book value per share, Net Debt-to-Equity Ratio and Total Leverage Ratio. During the three months ended June 30, 2022, we had net income per share of $0.45, Distributable Earnings per share of $0.43, Distributable Earnings excluding realized losses per share of $0.51, and declared dividends of $0.37 per share. As of June 30, 2022, our book value per share was $18.00, our adjusted book value per share was $18.59, our Net-Debt-to-Equity Ratio was 1.9x, and our Total Leverage Ratio was 2.3x. We use Net Debt-to-Equity Ratio and Total Leverage Ratio, financial measures which are not prepared in accordance with GAAP, to evaluate our financial leverage, which in the case of our Total Leverage Ratio, makes certain adjustments that we believe provide a more conservative measure of our financial condition.

Net Income Per Share and Dividends Declared Per Share

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share ($ in thousands, except share and per share data):

	Three Months Ended
	June 30, 2022	March 31, 2022
Basic and diluted earnings	$62,404	$29,412
Weighted average shares of common stock outstanding, basic and diluted	139,637,949	139,712,501
Basic and diluted net income per share of common stock	$0.45	$0.21
Dividends declared per share of common stock	$0.37	$0.37

Distributable Earnings

Distributable Earnings is a non-GAAP measures used to evaluate our performance excluding the effects of certain transactions, non-cash items and GAAP adjustments, as determined by our Manager, that we believe are not necessarily indicative of our current performance and operations. Distributable Earnings is a non-GAAP measure, which we define as net income as determined in accordance with GAAP, excluding (i) non-cash stock-based compensation expense (income), (ii) real estate depreciation and amortization, (iii) any unrealized gains or losses from mark-to-market valuation changes (other than permanent impairments) that are included in net income for the applicable period, (iv) one-time events pursuant to changes in GAAP and (v) certain non-cash items, which in the judgment of our Manager, should not be included in Distributable Earnings. Pursuant to the Management Agreement, we use Core Earnings, which is substantially the same as Distributable Earnings excluding incentive fees, to determine the incentive fees we pay our Manager. Distributable Earnings is substantially the same as Core Earnings, as defined in the Management Agreement, for the periods presented.

Distributable Earnings, and other similar measures, have historically been a useful indicator of mortgage REITs’ ability to cover their dividends, and to mortgage REITs themselves in determining the amount of any dividends. Distributable Earnings is a key factor, among others, considered by the board of directors in setting the dividend and as such we believe Distributable Earnings is useful to investors. Accordingly, we believe providing Distributable Earnings on a supplemental basis to our net income as determined in accordance with GAAP is helpful to our stockholders in assessing the overall performance of our business.

We believe that Distributable Earnings provides meaningful information to consider in addition to our net income and cash flows from operating activities determined in accordance with GAAP. We believe Distributable Earnings helps us to evaluate our performance excluding the effects of certain transactions, non-cash items and GAAP adjustments, as determined by our Manager, that we believe are not necessarily indicative of our current performance and operations. Distributable Earnings does not represent net income or cash flows from operating activities and should not be considered as an alternative to GAAP net income, an indication of our cash flows from operating activities, a measure of our liquidity or an indication of funds available for our cash needs. In addition, our methodology for calculating Distributable Earnings may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures and, accordingly, our reported Distributable Earnings may not be comparable to the Distributable Earnings reported by other companies.

While Distributable Earnings excludes the impact of our unrealized current provision for credit losses, loan losses are charged off and recognized through Distributable Earnings when deemed non-recoverable. Non-recoverability is determined (i) upon the resolution of a loan (i.e. when the loan is repaid, fully or partially, or in the case of foreclosure, when the underlying asset is sold), or (ii) with respect to any amount due under any loan, when such amount is determined to be non-collectible. During the three months ended June 30, 2022, we recorded an $8.5 million increase in the CECL reserve, which has been excluded from Distributable Earnings.

In determining distributable earnings per share, the dilutive effect of unvested RSUs are considered. The weighted-average diluted shares outstanding used for Distributable Earnings has been adjusted from weighted-average diluted shares under GAAP to include unvested RSUs.

The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted-average diluted shares used for Distributable Earnings:

	Three Months Ended
Weighted-Averages	June 30, 2022	March 31, 2022
Diluted Shares - GAAP	139,637,949	139,712,501
Unvested RSUs	407,565	-
Diluted Shares - Distributable Earnings	140,045,514	139,712,501

The following table provides a reconciliation of net income attributable to common stock to Distributable Earnings ($ in thousands, except share and per share data):

	Three Months Ended
	June 30, 2022	March 31, 2022
Net income attributable to common stock:	$63,234	$29,412
Adjustments:
Non-cash stock-based compensation expense	604	—
Provision for current expected credit loss reserve	8,530	2,102
Depreciation expense	1,998	1,940
Unrealized gain on interest rate cap	(2,837)	—
Distributable Earnings prior to principal charge-offs	$71,529	$33,454
Principal charge-offs	(11,500)	—
Distributable Earnings	$60,029	$33,454
Weighted average diluted shares - Distributable Earnings	140,045,514	139,712,501
Diluted Distributable Earnings per share prior to principal charge-offs	$0.51	$0.24
Diluted Distributable Earnings per share	$0.43	$0.24

Book Value Per Share

We believe that presenting book value per share adjusted for the general allowance for loan losses and accumulated depreciation is useful for investors as it enhances the comparability across the industry. We believe that our investors and lenders consider book value excluding these items as an important metric related to our overall capitalization.

The following table sets forth the calculation of our book value and our adjusted book value per share ($ in thousands, except share and per share data):

	June 30, 2022	December 31, 2021
Total Stockholders’ Equity	$2,590,406	$2,604,267
Non-controlling interest	(38,456)	(37,636)
Stockholders’ Equity, net of non-controlling interest	$2,551,950	$2,566,631
Number of Shares Common Stock Outstanding and unvested RSUs at Period End	141,779,358	139,840,088
Book Value per share(1)	$18.00	$18.35
Add back: accumulated depreciation on real estate owned	0.08	0.05
Add back: general CECL reserve	0.51	0.48
Adjusted Book Value per share	$18.59	$18.88

(1)
Calculated as (i) total stockholders’ equity less non-controlling interest divided by (ii) number of shares of common stock outstanding at period end.

II. Our Portfolio

The below table summarizes our loan portfolio as of June 30, 2022 ($ in thousands):

				Weighted Average(2)
	Number of Loans	Loan Commitment(1)	Unpaid Principal Balance	Yield to Maturity(3)	Term to Fully Extended Maturity (in years) (4)	LTV(5)
Senior loans	69	$8,544,463	$6,877,260	6.1%	3.6	66.9%
Subordinate loans	5	265,046	262,311	7.2%	2.4	68.1%
Total / Weighted Average	74	$8,809,509	$7,139,571	6.1%	3.6	67.8%

(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Weighted averages are based on unpaid principal balance.
(3)
All-in yield represents the weighted average annualized yield to initial maturity of each loan, inclusive of coupon, and fees received, based on the applicable floating benchmark rate/floors (if applicable), in place as of June 30, 2022.
(4)
Fully extended maturity assumes all extension options are exercised by the borrower upon satisfaction of the applicable conditions.
(5)
LTV represents “loan-to-value” or “loan-to-cost”, which is calculated as our total loan commitment from time to time, as if fully funded, plus any financings that are pari passu with or senior to our loan, divided by our estimate of either (1) the value of the underlying real estate, determined in accordance with our underwriting process (typically consistent with, if not less than, the value set forth in a third-party appraisal) or (2) the borrower’s projected, fully funded cost basis in the asset, in each case as we deem appropriate for the relevant loan and other loans with similar characteristics. Underwritten values and projected costs should not be assumed to reflect our judgment of current market values or project costs, which may have changed materially since the date of origination. LTV is updated only in connection with a partial loan paydown and/or release of collateral, material changes to expected project costs, the receipt of a new appraisal (typically in connection with financing or refinancing activity) or a change in our loan commitment. Totals represent weighted average based on loan commitment, including non-consolidated senior interests.

Portfolio Activity and Overview

The following table summarizes changes in unpaid principal balance within our portfolio, for both our loans and for our interests in loans (i.e., loans in which we have acquired an interest in a loan for which the transferor did not account for the transaction as a sale under GAAP) for the three and six months ended June 30, 2022 ($ in thousands):

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Loans Receivable	Interests in Loans Receivable	Total	Loans Receivable	Interests in Loans Receivable	Total
Unpaid principal balance, beginning of period	$7,080,932	$152,841	$7,233,773	$6,441,238	$161,566	$6,602,804
Initial funding of loans	623,747	—	623,747	1,308,536	—	1,308,536
Advances on loans	171,725	—	171,725	295,211	17,080	312,291
Loan repayments	(609,313)	(152,841)	(762,154)	(777,894)	(178,646)	(956,540)
Sale of loan receivable	(116,020)	—	(116,020)	(116,020)	—	(116,020)
Principal charge-offs	(11,500)	—	(11,500)	(11,500)	—	(11,500)
Total net fundings	$58,639	$(152,841)	$(94,202)	$698,333	$(161,566)	$536,767
Unpaid principal balance, end of period	$7,139,571	$—	$7,139,571	$7,139,571	$—	$7,139,571

The following table details our loan investments individually based on unpaid principal balances as of June 30, 2022 ($ in thousands):

Loan Number	Loan type	Origination Date	Loan Commitment(1)	Unpaid Principal Balance	Carrying Value	Fully Extended Maturity(2)	Property Type	Construction(5)	Location	Risk Rating
1	Senior	11/1/2019	390,000	390,000	388,622	11/1/2026	Multifamily	-	NY	3
2	Senior	12/16/2021	405,000	385,743	382,705	6/16/2027	Multifamily	-	CA	3
3	Senior	7/12/2018	290,000	290,000	291,353	8/1/2023	Hospitality	-	NY	4
4	Senior	10/18/2019	303,080	263,249	262,597	10/18/2024	For Sale Condo	Y	CA	3
5(3)	Senior	12/30/2021	257,963	257,963	256,758	12/30/2026	Multifamily	-	VA	1
6	Senior	6/30/2022	227,000	211,222	208,271	6/30/2029	Hospitality	-	CA	3
7	Senior	12/27/2018	210,000	207,548	207,548	2/1/2025	Mixed-use	-	NY	4
8	Senior	10/4/2019	263,000	202,051	201,582	10/1/2025	Mixed-use	Y	DC	3
9	Senior	7/26/2021	225,000	200,529	198,908	7/26/2026	Hospitality	-	GA	3
10	Senior	9/7/2018	192,600	192,600	192,208	10/18/2024	Land	-	NY	3
11	Senior	1/14/2022	170,000	170,000	168,564	1/14/2027	Multifamily	-	CO	3
12	Senior	4/14/2022	193,400	166,700	164,900	4/14/2027	Multifamily	-	MI	3
13	Senior	9/27/2019	258,400	155,668	154,081	9/26/2026	Office	-	GA	4
14	Senior	2/28/2019	150,000	150,000	149,750	2/28/2024	Office	-	CT	3
15	Senior	2/15/2022	262,500	149,423	146,961	2/15/2027	Multifamily	Y	CA	3
16	Senior	1/9/2018	148,500	148,500	148,182	1/9/2024	Hospitality	-	VA	3
17	Senior	12/30/2021	147,500	147,500	147,072	12/30/2025	Multifamily	-	PA	3
18	Senior	9/20/2019	225,000	145,685	143,941	12/31/2025	For Sale Condo	Y	FL	3
19	Senior	8/8/2019	154,999	136,093	135,416	8/8/2026	Multifamily	-	CA	3
20	Senior	9/2/2021	166,812	133,705	131,624	9/2/2026	Other	Y	GA	3
21	Senior	4/26/2022	151,698	133,059	131,295	4/26/2027	Multifamily	-	TX	3
22	Senior	12/10/2021	130,000	130,000	129,095	12/10/2026	Multifamily	-	VA	3
23	Subordinate	12/9/2021	125,000	125,000	124,724	1/1/2027	Office	-	IL	3
24	Senior	9/24/2021	127,535	122,535	121,562	9/24/2028	Hospitality	-	TX	3
25	Senior	9/30/2019	122,500	122,500	122,319	2/9/2027	Office	-	NY	3
26	Senior	4/29/2019	120,000	119,377	119,377	4/29/2024	Mixed-use	-	NY	3
27	Senior	3/1/2022	122,000	118,600	117,649	2/28/2027	Multifamily	-	TX	3
28	Senior	7/20/2021	113,500	113,500	113,083	7/20/2026	Multifamily	-	IL	3
29	Senior	2/13/2020	124,810	111,604	111,097	2/13/2025	Office	-	CA	4
30	Senior	6/17/2022	127,250	108,096	106,505	6/17/2027	Multifamily	-	TX	3
31(4)	Senior	6/8/2018	104,250	104,250	105,343	1/15/2022	Land	-	NY	4
32	Senior	12/15/2021	103,000	103,000	102,242	12/15/2026	Multifamily	-	TN	3
33	Senior	10/11/2017	97,500	97,500	97,457	10/31/2023	Hospitality	-	CA	3
34	Senior	8/2/2021	100,000	95,474	94,852	8/2/2026	Office	-	CA	3
35	Senior	1/27/2022	100,800	94,749	93,981	1/27/2027	Multifamily	-	NV	3
36	Senior	3/31/2020	87,750	87,750	87,750	2/9/2025	Office	-	TX	4
37	Senior	4/1/2020	141,084	81,807	80,614	4/1/2026	Office	Y	TN	3

Loan Number	Loan type	Origination Date	Loan Commitment(1)	Unpaid Principal Balance	Carrying Value	Fully Extended Maturity(2)	Property Type	Construction(5)	Location	Risk Rating
38	Senior	7/10/2018	78,825	78,825	75,525	7/10/2025	Hospitality	-	CA	4
39(4)	Subordinate	3/29/2018	77,619	77,619	78,109	1/26/2021	Land	-	NY	4
40	Senior	4/5/2019	75,500	75,500	75,359	4/5/2024	Mixed-use	-	NY	3
41	Senior	12/14/2018	75,000	74,996	74,918	12/14/2023	Multifamily	-	DC	3
42	Senior	8/26/2021	84,810	69,869	69,206	8/27/2026	Office	-	GA	3
43(4)	Senior	8/2/2019	67,000	67,000	67,000	1/30/2022	Land	-	NY	4
44	Senior	12/22/2021	76,350	63,276	62,610	12/22/2026	Multifamily	-	TX	3
45	Senior	12/30/2021	63,005	63,005	62,706	12/30/2025	For Sale Condo	-	VA	3
46	Senior	8/29/2018	60,000	60,000	59,975	8/31/2023	Hospitality	-	NY	3
47	Senior	1/19/2022	73,677	51,563	50,897	1/19/2027	Hospitality	-	TN	3
48	Senior	3/15/2022	53,300	49,844	49,370	3/15/2027	Multifamily	-	AZ	3
49	Senior	6/3/2021	79,600	46,700	46,065	6/3/2026	Other	-	MI	3
50	Senior	3/22/2021	110,135	45,764	45,023	3/22/2026	Other	Y	MA	3
51	Senior	11/2/2021	77,115	42,376	41,649	11/2/2026	Multifamily	Y	FL	3
52	Senior	2/4/2022	44,768	37,083	36,679	2/4/2027	Multifamily	-	TX	3
53(4)	Subordinate	12/21/2018	31,300	31,300	31,456	6/21/2022	Land	-	NY	3
54	Senior	4/18/2019	30,000	30,000	29,875	5/1/2023	Office	-	MA	3
55	Subordinate	7/2/2021	30,200	27,465	27,368	7/2/2024	Land	-	FL	3
56	Senior	1/10/2022	130,461	25,925	24,625	1/9/2027	Life Sciences	Y	PA	3
57	Senior	8/2/2019	24,930	24,930	25,109	2/2/2024	For Sale Condo	-	NY	3
58	Senior	12/30/2021	141,791	24,684	23,305	12/30/2026	Mixed-use	Y	FL	3
59	Senior	2/17/2022	28,479	23,924	23,674	2/17/2027	Multifamily	-	TX	3
60	Senior	3/9/2018	26,200	21,586	21,271	5/31/2023	For Sale Condo	-	NY	4
61	Senior	4/29/2021	17,500	17,500	17,646	4/29/2023	Land	-	PA	3
62	Senior	2/2/2022	90,000	10,170	9,274	2/2/2027	Office	Y	WA	3
63	Senior	5/5/2017	5,705	5,705	5,705	1/1/2023	Other	-	Other	5
64	Senior	11/24/2021	60,255	5,659	5,062	11/24/2026	Multifamily	Y	NV	3
65	Senior	1/31/2022	34,641	5,226	4,884	1/31/2027	Other	Y	FL	3
66	Senior	6/30/2022	48,500	4,670	4,186	6/30/2026	Other	Y	NV	3
67(4)	Senior	7/1/2019	3,500	3,500	3,500	12/30/2020	Other	-	Other	5
68	Subordinate	8/2/2018	927	927	927	8/2/2023	Other	-	NY	2
69	Senior	1/4/2022	32,795	-	(328)	1/4/2027	Other	Y	GA	3
70	Senior	2/18/2022	32,083	-	(321)	2/18/2027	Other	Y	FL	3
71	Senior	2/25/2022	53,984	-	(540)	2/25/2027	Other	Y	GA	3
72	Senior	4/19/2022	23,378	-	(234)	4/19/2027	Other	Y	GA	3
73	Senior	4/19/2022	24,245	-	(242)	4/19/2027	Other	Y	GA	3
74	Senior	5/13/2022	202,500	-	(2,025)	5/13/2027	Mixed-use	Y	VA	3
Total			8,809,509	7,139,571	7,089,256
CECL Allowance					(59,400)
Grand Total/Weighted Average			8,809,509	7,139,571	7,029,856			27.5%

(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Fully extended maturity assumes all extension options are exercised by the borrower upon satisfaction of the applicable conditions.
(3)
Subsequent to June 30, 2022, this loan was repaid in full.
(4)
We are actively pursuing resolutions to these loans.
(5)
Weighted average is based on loan commitment as of June 30, 2022.

Real Estate Owned, Net

On February 8, 2021, we acquired legal title to a portfolio of hotel properties located in New York, NY through a foreclosure. Prior to February 8, 2021, the hotel portfolio represented the collateral for the $103.9 million mezzanine loan that we held, which was in default as a result of the borrower failing to pay debt service. The hotel portfolio appears as real estate owned, net on our balance sheet and, as of June 30, 2022, was encumbered by a $290.0 million securitized senior mortgage, which is included as a liability on our balance sheet. Refer to Note 4 to our consolidated financial statements for additional details.

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

From time to time, some of our borrowers may experience delays in the execution of their business plans. As a transitional lender, we work with our borrowers to execute loan modifications which typically include additional equity contributions from borrowers, repurposing of reserves, temporary deferrals of interest or principal, and partial deferral of coupon interest as payment-in-kind interest.

We have completed a number of loan modifications to date, and we may continue to make additional modifications depending on the business plans, financial condition, liquidity and results of operations of our borrowers.

Our Manager reviews our entire loan portfolio at least quarterly, undertakes an assessment of the performance of each loan, and assigns it a risk rating between “1” and “5,” from least risk to greatest risk, respectively. The weighted average risk rating of our total loan exposure was 3.1 at June 30, 2022.

Current Expected Credit Losses and Loan Risk Ratings

On January 1, 2021, we adopted ASU 2016-13, which implemented the CECL accounting model. Following adoption, we recorded a $78.3 million cumulative effect adjustment to retained earnings.

During the three months ended June 30, 2022, we recorded a principal charge-off of $11.5 million against a loan made to the personal estate of a former borrower. Prior to the charge-off, the loan had an unpaid principal balance $15.0 million and a specific CECL reserve of $6.0 million, resulting in a carrying value of $9.0 million. Following the charge-off, the loan carrying value was $3.5 million, which represents estimated collection. The loan is on non-accrual status and is in maturity default.

During three months ended June 30, 2022, we recorded a provision of $8.5 million in the allowance for credit losses, which was offset by the principal charge-off of $11.5 million, bringing our total reserve to $72.7 million as of June 30, 2022.

In December 2021, we received a partial principal repayment of $81.7 million on a senior loan with an outstanding principal balance of $95.0 million, and a maturity date of May 31, 2021, and recorded a principal charge-off of $1.8 million. Following the repayment, the maturity date of the loan was extended to January 1, 2023. As of June 30, 2022, the loan had a specific CECL reserve of $0.1 million.

Portfolio Financing

Our portfolio financing arrangements include repurchase facilities, asset-specific financing structures, mortgages on real estate owned and Secured Term Loan borrowings.

The following table summarizes our loan portfolio financing ($ in thousands):

	June 30, 2022
	Capacity	Unpaid Principal Balance	Weighted Average Spread(1)
Repurchase agreements	$4,515,000	$3,703,306	+ 2.05%
Repurchase agreements - Side Car	271,171	215,397	+ 4.51%
Loan participations sold	274,252	274,252	+ 3.84%
Notes payable	229,950	100,512	+ 3.04%
Secured Term Loan	758,904	758,904	+ 4.50%
Debt related to real estate owned	290,000	290,000	+ 2.78%
Total / weighted average	$6,339,277	$5,342,371	+ 2.65%

(1)
Weighted average spread over the applicable benchmark is based on unpaid principal balance. One-month LIBOR as of June 30, 2022 was 1.79%. Term SOFR as of June 30, 2022 was 1.69%. Fixed rate loans are presented as a spread over the relevant floating benchmark rates.

Repurchase Agreements

We finance certain of our loans using secured revolving repurchase facilities. As of June 30, 2022, aggregate borrowings outstanding under our secured revolving repurchase facilities totaled $3.9 billion, with a weighted average coupon of one-month LIBOR or Term SOFR plus 2.18% per annum. All weighted averages are based on unpaid principal balance. As of June 30, 2022, outstanding borrowings under these facilities had a weighted average term to fully extended maturity (assuming we exercise all extension options and our counterparty agrees to such extension options) of 3.9 years.

Each of the secured revolving repurchase facilities contains “margin maintenance” provisions, which are designed to allow the lender to require additional collateral to secure borrowings against assets that are determined to have experienced a diminution in value.

The amount of margin that may be required is generally determined by multiplying the assessed diminution in value of the collateral by the then-current advance rate applicable to such collateral. Since inception through June 30, 2022, we have not received any margin calls under any of our repurchase facilities.

Loan Participations Sold

We finance certain investments via the sale of a participation in loans receivable that we own, and we present the loan participation sold as a liability on our consolidated balance sheet when such arrangement does not qualify as a sale under GAAP. In instances where we have multiple loan participations with the same lender, the financings are generally not cross-collateralized. Each of our loan participations sold is generally term-matched to its corresponding loan collateral. As of June 30, 2022, we had three loans financed with separate participations sold to three counterparties.

Notes Payable

We finance certain investments on a match-term, non-recourse basis with such financings collateralized by our loans receivable, which we refer to as notes payable. Each of our notes payable is generally term-matched to its corresponding loan collateral. As of June 30, 2022, two of our loans were financed with notes payable.

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

On December 2, 2021, we entered into a modification of our secured term loan which reduced the interest rate to the greater of (i) 1-month SOFR plus a 0.10% credit spread adjustment and (ii) 0.50%, plus a credit spread of 4.50%. The Secured Term matures on August 9, 2026. As of June 30, 2022, our Secured Term Loan has an unpaid principal balance of $758.9 million and a carrying value of $738.2 million.

Our Secured Term Loan includes various customary affirmative and negative covenants, including, but not limited to, reporting requirements and certain operational restrictions, including restrictions on dividends, distributions or other payments from our subsidiaries.

Debt Related to Real Estate Owned

On February 8, 2021 we assumed a $300.0 million securitized senior mortgage in connection with a Uniform Commercial Code foreclosure on a portfolio of seven limited service hotels located in New York, New York. In June 2021, we modified the securitized senior mortgage, which resulted in an extension of the contractual maturity date to February 9, 2024, a principal repayment of $10.0 million, and the payment of $7.6 million of fees and modification costs, among other items. The securitized senior mortgage is non-recourse to us. Our debt related to real estate owned as of June 30, 2022 has an outstanding principal balance of $290.0 million, a carrying value of $289.9 million and a stated rate of L+2.78%, subject to a LIBOR floor of 0.75%.

Derivatives

As part of the agreement to amend the terms of our debt related to real estate owned on June 2, 2021, we have an interest rate cap with a notional amount of $290.0 million and a maturity date of February 15, 2024 for $275,000.

The interest rate cap effectively limits the maximum interest rate of our debt related to real estate owned to 5.78%. Increases or decreases in the fair value of our interest rate cap are recorded as an unrealized gain or loss on interest rate cap on our consolidated income statements and the fair value is recorded in other assets on our consolidated balance sheets.

Acquisition Facility

On June 29, 2022, we entered into a $150.0 million full recourse credit facility. The facility generally provides interim financing for eligible loans for up to 180 days at an initial advance rate of 75%, which begins to decline after the 90th day. The facility matures on June 29, 2025 and earns interest at a rate of 1-month SOFR, plus a 0.10% credit spread adjustment, plus a spread of 2.25%. With the consent of our lenders, and subject to certain conditions, the commitment of the facility may be increased up to $500.0 million. As of June 30, 2022, the outstanding balance of the facility is $0.

As of June 30, 2022, we were in compliance with all financial covenants under our financings.

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

The following table summarizes our non-consolidated senior interests and related retained subordinate interests as of June 30, 2022 ($ in thousands):

Non-Consolidated Senior Interests	Loan Count	Loan Commitment	Unpaid Principal Balance	Carrying Value	Spread(1)	Term to Fully Extended Maturity (in years)(2)(3)
Floating rate non-consolidated senior loans	3	$184,500	$178,656	N/A	L + 4.47%	0.6
Retained floating rate subordinate loans	3	139,119	136,384	136,933	L + 10.61%	0.4
Fixed rate non-consolidated senior loans	2	$867,000	$859,660	N/A	3.47%	4.4
Retained fixed rate subordinate loans	2	125,927	125,927	125,651	8.49%	4.5

(1)
Non-consolidated senior interests are indexed to one-month LIBOR, which was 1.79% at June 30, 2022. Weighted average is based on unpaid principal balance.
(2)
Weighted average is based on unpaid principal balance.
(3)
Term to fully extended maturity is determined based on the maximum maturity of each of the corresponding loans, assuming all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.

Floating and Fixed Rate Portfolio

Our business model seeks to minimize our exposure to changing interest rates by originating floating rate loans and as much as possible, match-funding the duration of our financing of such loans and using the same benchmark indices, typically one-month LIBOR or Term SOFR. As of June 30, 2022, 97.5% of our loans based on unpaid principal balance were floating rate and the majority of our floating rate loans were financed with liabilities that require interest payments based on floating rates also determined by reference to one-month LIBOR or Term SOFR plus a spread, which resulted in approximately $1.6 billion of net floating rate exposure.

The following table details our net floating rate exposure as of June 30, 2022 ($ in thousands):

Net Floating Rate Exposure
Floating rate assets(1)	$6,957,923
Floating rate liabilities(1)	(5,322,371)
Net floating rate exposure	$1,635,552

(1)
Our floating rate loans and related liabilities are all indexed to one-month LIBOR or Term SOFR. One-month LIBOR as of June 30, 2022 was 1.79%. Term SOFR as of June 30, 2022 was 1.69%.

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

We have an interest rate cap with a notional amount of $290.0 million and a maturity date of February 15, 2024 on our debt related to real estate owned. The interest rate cap effectively limits the maximum interest rate of our debt related to real estate owned to 5.78%. We have not employed other interest rate derivatives (interest rate swaps, caps, collars or swaptions) to hedge our loan portfolio’s cash flow or fair value exposure to increases in interest rates, but we may do so in the future.

Results of Operations – Three Months Ended June 30, 2022 and March 31, 2022

As previously disclosed, beginning with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, and for all subsequent reporting periods, we have elected to present results of operations by comparing to the immediately preceding period, as well as the same year to date period in the prior year. Given the dynamic nature of our business and the sensitivity to the real estate and capital markets, we believe providing analysis of results of operations by comparing to the immediately preceding period is more meaningful to our stockholders in assessing the overall performance of our current business.

Operating Results

The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2022, and March 31, 2022 ($ in thousands, except per share data):

	Three Months Ended
	June 30, 2022	March 31, 2022	$ Change	% Change
Revenue
Interest and related income	$98,993	$90,694	$8,299	9%
Less: interest and related expense	46,871	39,580	7,291	18%
Net interest income	52,122	51,114	1,008	2%
Revenue from real estate owned	17,118	6,813	10,305	151%
Total revenue	69,240	57,927	11,313	20%
Expenses
Management fees - affiliate	9,843	9,807	36	0%
General and administrative expenses	4,748	4,343	405	9%
Stock based compensation expense	604	-	604	100%
Operating expenses on real estate owned	10,536	7,780	2,756	35%
Interest expense from debt related to real estate owned	2,719	2,584	135	5%
Depreciation on real estate owned	1,998	1,940	58	3%
Total expenses	30,448	26,454	3,994	15%
Realized gain on sale of loan	30,090	-	30,090	100%
Unrealized gain on interest rate cap	2,837	-	2,837	10%
(Provision) reversal of current expected credit loss reserve	(8,530)	(2,102)	(6,428)	306%
Net income	$63,189	$29,371	$33,818	115%
Net loss attributable to non-controlling interests	$(45)	$(41)	$(4)	10%
Net income attributable to common stock	$63,234	$29,412	$33,822	115%
Net income per share of common stock - basic and diluted	$0.45	$0.21	$0.24	114%

Comparison of the three months ended June 30, 2022 and March 31, 2022

Revenue

Revenue increased $11.3 million during the three months ended June 30, 2022, compared to the three months ended March 31, 2022. The increase is primarily due to an increase in revenue from real estate owned of $10.3 million due to seasonally higher occupancy and rates during the second quarter, as well as a COVID-induced slowdown in travel in the first quarter. Additionally, the increase in revenue was driven by an increase in net interest income of $1.0 million for the comparative period, which was driven by an increase in interest income earned of $8.3 million primarily as a result of reference rate increases during the second quarter of 2022, offset in part by an increase in interest expense of $7.3 million primarily as a result of reference rate increases during the second quarter of 2022.

Expenses

Expenses are primarily comprised of base management fees payable to our Manager, general and administrative expenses, stock based compensation expense, operating expenses from real estate owned, interest expense from debt related to real estate owned, and depreciation on real estate owned. Expenses increased by $4.0 million during the three months ended June 30, 2022 as compared to the three months ended March 31, 2022, primarily due to:

(i) an increase in operating expenses from real estate owned of $2.8 million during the comparative period, due to increased variable operating expenses in connection with the higher occupancy levels;

(ii) an increase in stock based compensation expense of $0.6 million due to restricted stock units granted during the second quarter of 2022; and

(iii) an increase in general and administrative expenses of $0.4 million during the comparative period, primarily due to marginally higher operating costs.

Realized gain on sale of loan

During the three months ended June 30, 2022, we realized a gain on the sale of a loan of $30.1 million. There were no loans sold during the three months ended March 31, 2022.

Unrealized gain on interest rate cap

Unrealized gain on interest rate cap was $2.8 million higher during the comparative period due to the recognition of a $2.8 million gain resulting from an increase in the fair value of the interest rate cap during the three months ended June 30, 2022.

(Provision) reversal of current expected credit loss reserve

The provision for current expected credit loss reserves was $6.4 million greater than the provision for current expected credit loss reserves during the comparative period, due to an increase to a specific CECL reserve on one loan which was charged-off, as well as an increase in the size of the portfolio and changes in macroeconomic conditions as of June 30, 2022, as compared to our loan portfolio as of March 31, 2022.

Results of Operations – Six Months Ended June 30, 2022, and June 30, 2021

The following table sets forth information regarding our consolidated results of operations for six months ended June 30, 2022 and 2021 ($ in thousands, except per share data):

	Six Months Ended
	June 30, 2022	June 30, 2021	$ Change	% Change
Revenue
Interest and related income	$189,687	$210,450	$(20,763)	-10%
Less: interest and related expense	86,451	92,757	(6,306)	-7%
Net interest income	103,236	117,693	(14,457)	-12%
Revenue from real estate owned	23,931	7,070	16,861	238%
Total revenue	127,167	124,763	2,404	2%
Expenses
Management fees - affiliate	19,650	19,363	287	1%
General and administrative expenses	9,091	4,063	5,028	124%
Stock based compensation	604	(190)	794	-418%
Operating expenses from real estate owned	18,316	8,791	9,525	108%
Interest expense on debt related to real estate owned	5,303	10,361	(5,058)	-49%
Depreciation on real estate owned	3,938	3,233	705	22%
Total expenses	56,902	45,621	11,281	25%
Realized gain on sale of loan	30,090	-	30,090	100%
Unrealized gain on interest rate cap	2,837	-	2,837	100%
Gain on foreclosure of real estate owned	-	1,430	(1,430)	-100%
Other Income	-	5,855	(5,855)	-100%
(Provision) reversal of current expected credit loss reserve	(10,632)	8,107	(18,739)	-231%
Income before income taxes	92,560	94,534	(1,974)	-2%
Income tax benefit	-	6,025	(6,025)	-100%
Net income	$92,560	$100,559	$(7,999)	-8%
Net loss attributable to non-controlling interests	$(86)	$(78)	$(8)	10%
Net income attributable to preferred stock	$-	$8	$(8)	-100%
Net income attributable to common stock	$92,646	$100,629	$(7,983)	-8%
Net income per share of common stock - basic and diluted	$0.66	$0.75	$(0.09)	-12%

Comparison of the six months ended June 30, 2022 and June 30, 2021

Revenue

Revenue increased $2.4 million during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase is primarily due to an increase in revenue from real estate owned of $16.9 million due to improved travel and demand at the hotel portfolio for the comparative period. The increase was partially offset by a decrease in net interest income of $14.5 million for the comparative period, which was driven by a decrease in interest income earned of $20.8 million, primarily as a result of the replacement of higher yielding assets with floors with lower yielding assets, offset in part by a decrease in interest expense of $6.3 million, as a result of the repayment of higher cost financings in connection with the repayment of our assets.

Expenses

Expenses are primarily comprised of base management fees payable to our Manager, general and administrative expenses, stock based compensation expense, operating expenses from real estate owned, interest expense from debt related to real estate owned, and depreciation on real estate owned. Expenses increased by $11.3 million, during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, primarily due to:

(i) an increase in operating expenses from real estate owned of $9.5 million during the comparative period, due to increased variable operating expenses in connection with higher occupancy levels at the hotel portfolio during the comparative period;

(ii) an increase in general and administrative expenses of $5.0 million during the comparative period, due primarily to an increase in general operating expenses incurred in connection with becoming a public company as of November 3, 2021;

(iii) an increase in stock based compensation of $0.8 million during the comparative period, due to restricted stock units granted during the second quarter of 2022;

(iv) the increases were partially offset by a decrease in interest expense on debt related to real estate owned of $5.1 million as a result of the agreement to amend the terms of the securitized senior mortgage in June of 2021, which included a principal repayment of $10.0 million, and the payment of $7.6 million of fees and modification costs which included among other items, $6.3 million of interest expense.

Realized gain on sale of loan

During the six months ended June 30, 2022, we realized a gain on the sale of a loan of $30.1 million. There were no loans sold during the six months ended June 30, 2021.

Unrealized gain on interest rate cap

Unrealized gain on interest rate cap was $2.8 million higher during the comparative period due to the recognition of a $2.8 million gain resulting from an increase in the fair value of the interest rate cap during the six months ended June 30, 2022.

Gain on foreclosure of real estate owned

During the six months ended June 30, 2021, we recognized a gain of $1.4 million on the foreclosure of a portfolio of seven limited-service hotel properties located in New York, New York. This gain is based upon the estimated fair value of the hotel properties of $414.0 million as determined by a third-party appraisal, and our assumption of working capital and debt related to real estate owned, relative to our basis in the investment at the time of foreclosure. The fair value was determined using discount rates ranging from 8.50% to 8.75% and a terminal capitalization rate of 6.00% on projected net operating profits on the hotels.

Other income

During the six months ended June 30, 2021, 292,731 fully-vested time-based RSU awards were forfeited prior to their delivery pursuant to the terms of the RSU award documents, resulting in us reversing previously recognized compensation expense associated with these RSU awards.

(Provision) reversal of current expected credit loss reserve

During the six months ended June 30, 2022, we recorded a provision of current expected credit loss reserves of $10.6 million compared to a reversal of current expected credit loss reserves of $8.1 million during the six months ended June 30, 2021. The provision is primarily attributable to an increase in size of the portfolio and changes in macroeconomic conditions during the comparative period.

Income tax benefit

Income tax benefit was $6.0 million lower during the comparative period. The change in the comparative periods is due to the recognition of a full valuation allowance of our deferred tax asset during the six months ended June 30, 2022.

Liquidity and Capital Resources

Capitalization

We have capitalized our business to date primarily through the issuance of shares of our common stock and borrowings under our secured financings and our Secured Term Loan. As of June 30, 2022, we had 139,620,078 shares of our common stock outstanding, representing $2.6 billion of stockholders’ equity and we also had $5.3 billion of outstanding borrowings under our secured financings, our Secured Term Loan, our debt related to real estate owned, and our acquisition Facility. As of June 30, 2022, our secured financings consisted of six secured revolving repurchase facilities for loan investments with capacity of $4.8 billion and an outstanding balance of $3.9 billion, five asset-specific financings for loan investments with an outstanding balance of $374.8 million and an acquisition facility with a capacity of $150.0 million and no outstanding balance. As of June 30, 2022, our Secured Term Loan had an outstanding balance of $758.9 million and our debt related to real estate owned had an outstanding balance of $290.0 million.

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

The following table presents our Net Debt-to-Equity and Total Leverage Ratios as of June 30, 2022 and December 31, 2021 ($ in thousands):

	June 30, 2022	December 31, 2021
Asset specific debt	$4,580,149	$3,995,061
Secured term loan, net	738,180	739,762
Total debt	5,318,329	4,734,823
Less: cash and cash equivalents	(461,002)	(310,194)
Net Debt	$4,857,327	$4,424,629
Total Stockholders’ Equity	$2,590,406	$2,604,267
Net Debt-to-Equity Ratio	1.9x	1.7x
Non-consolidated senior loans	1,038,316	1,063,939
Total Leverage	$5,895,643	$5,488,568
Total Leverage Ratio	2.3x	2.1x

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents, interest income from our loans, loan repayments, available borrowings under our secured revolving repurchase facilities and identified borrowing capacity related to our notes payable and loan participations sold, borrowings under our Secured Term Loan, and proceeds from the issuance of our common stock. The following table sets forth, as of June 30, 2022 and December 31, 2021, our sources of available liquidity ($ in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$461,002	$310,194
Loan principal payments held by servicer(1)	19,201	67,100
Acquisition facility(2)	150,000	—
Total sources of liquidity	$630,203	$377,294

(1)
Represents loan principal payments held in lockboxes or by our third-party loan servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle, net of the related secured debt balance.
(2)
The Acquisition facility generally provides interim financing for eligible loans for up to 180 days.

We have $735.3 million unpaid principal balance of unencumbered loans at June 30, 2022. In addition, we have $596.5 million of undrawn capacity on existing secured financing commitments relating to both the current unpaid principal balance of our loan portfolio and our unfunded commitments. Such commitments are subject to pledging additional collateral that is subsequently approved by our financing counterparty.

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

As of June 30, 2022, we had aggregate unfunded loan commitments of $1.7 billion which comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs, and their funding will vary depending on the progress of capital projects, leasing, and cash flows at the properties securing our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan commitments over the remaining maximum term of the related loans, which have a weighted-average future funding period of 2.6 years.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of June 30, 2022 were as follows ($ in thousands):

	Payment Timing
	Total Obligations	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Unfunded loan commitments(1)	$1,669,938	$47,524	$1,181,536	$440,878	$—
Secured financings, term loan agreement, and debt related to real estate owned— principal and interest(2)	5,891,513	1,021,615	3,110,946	1,758,952	-
Total	$7,561,451	$1,069,139	$4,292,482	$2,199,830	$—

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
(3)
Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured financing agreements and one-month LIBOR or Term SOFR in effect as of June 30, 2022 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates will vary over time. Our floating rate loans and related liabilities are indexed to one-month LIBOR or Term SOFR. Totals exclude non-consolidated senior interests.

We are required to pay our Manager, in cash, a base management fee and incentive fees (to the extent earned) on a quarterly basis in arrears. The tables above do not include the amounts payable to our Manager under the Management Agreement as they are not fixed and determinable.

As a REIT, we generally must distribute substantially all of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, to stockholders in the form of dividends to comply with certain of the provisions of the Internal Revenue Code. To the extent that we satisfy this distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal income tax on our undistributed REIT taxable income. Our REIT taxable income does not necessarily equal our net income as calculated in accordance with GAAP or our Distributable Earnings as described previously.

Loan Maturities

The following table summarizes the future scheduled repayments of principal based on initial maturity dates for the loan portfolio as of June 30, 2022 ($ in thousands):

Year	Unpaid Principal Balance (1)	Loan Commitment
2022	$744,172	$784,007
2023	1,735,005	1,909,110
2024	2,241,955	2,737,594
2025	1,549,104	2,097,368
2026	460,666	872,761
Thereafter	125,000	125,000
Total	$6,855,902	$8,525,840

(1)
Excludes the principal balance for loans which are in maturity default.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash for the six months ended June 30, 2022 and 2021 ($ in thousands):

	June 30, 2022	June 30, 2021
Net cash flows provided by operating activities	$72,118	$90,636
Net cash flows (used in) provided by investing activities	(372,520)	269,465
Net cash flows (used in) provided by financing activities	463,997	(294,301)
Net increase in cash and cash equivalents and restricted cash	$163,595	$65,800

We experienced a net increase in cash and cash equivalents and restricted cash of $164.0 million during the six months ended June 30, 2022, compared to a net decrease of $65.8 million during the six months ended June 30, 2021.

During the six months ended June 30, 2022, we made initial fundings of $1.3 billion of new loans and $312.2 million of advances on existing loans and made repayments on financings arrangements of $920.3 million. We received $1.5 billion of proceeds from borrowings under our financing arrangements, received $1.0 billion from loan repayments and received $132.2 million of sales proceeds.

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our REIT taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of June 30, 2022, we were in compliance with all REIT requirements.

Refer to Note 12 to our consolidated financial statements for additional information about our income taxes.

Off-Balance Sheet Arrangements

As of June 30, 2022, we had no off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income. However, rising interest rates will not result in an increase of net interest income to the extent that borrowers were already bearing interest at a contractual rate floor in excess of the new benchmark rate. Our net interest income may decrease in such circumstances due to an increase in the interest expense of our borrowings, absent a corresponding increase of interest income, until such time as benchmark rates exceed the applicable rate floors.

During 2022, the Federal Reserve began a campaign to increase interest rates to combat escalating inflation. In the first and second quarter of 2022, the Federal Reserve approved a 0.25% and 0.75% rate increase, respectively, and has indicated that it foresees raising interest rates further throughout the year. In July 2022, the Federal Reserve raised rates another 0.75%. Higher interest rates imposed by the Federal Reserve to address inflation may increase our interest expense, which may not be fully offset by any resulting increase in interest income.

The following table illustrates the impact on our interest income and interest expense for the twelve-month period following June 30, 2022, assuming a decrease in LIBOR or SOFR of 50 basis points or an increase of 50, 100 and 150 basis points in the applicable interest rate benchmark (based on one-month LIBOR of 1.79% and Term SOFR of 1.69% as of June 30, 2022 ($ in thousands):

		Decrease	Increase
Assets (Liabilities) Subject to Interest Rate Sensitivity	Change in	50 Basis Points	50 Basis Points	100 Basis Points	150 Basis Points
$1,635,552	Net interest income	$1,500	$4,752	$12,632	$21,641
	Net interest income per share	$0.01	$0.03	$0.09	$0.15

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

Each of the secured revolving repurchase facilities involves “margin maintenance” provisions, which are designed to allow the repurchase lender to maintain a certain margin of credit enhancement against the loan assets which serve as collateral. The lender’s margin amount is typically based on a percentage of the market value of the loan asset and/or mortgaged property collateral. However, certain of our repurchase facilities permit valuation adjustments solely as a result of collateral-specific credit events, while other repurchase facilities contain provisions also allowing our lenders to make margin calls or require additional collateral upon the occurrence of adverse changes in the markets or interest rate or spread fluctuations, subject to minimum thresholds, among other factors. As of June 30, 2022, we have not received any margin calls under any of our repurchase facilities.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As of June 30, 2022 an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2022, we were not involved in any material legal proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Our Manager provides us with investment advisory and investment management services, pursuant to the terms of the Management Agreement, which we amended on August 2, 2022 to conform certain provisions with common market practices and remove outdated provisions that ceased to be relevant. The Amended and Restated Management Agreement between CMTG and the Manager is a ten-year agreement that provides for automatic one-year renewal periods starting on August 25, 2025, subject to certain termination and nonrenewal rights that are exercisable by a two-thirds vote by the independent directors of CMTG’s board of directors. If the independent directors of CMTG’s board of directors decline to renew the Amended and Restated Management Agreement other than for cause, CMTG is required to pay the Manager a termination fee equal to three times the total 24-month trailing average annual base management fee and incentive compensation earned by the Manager through the most recently completed calendar quarter.

Relevant changes made in the August 2022 amendment to the Amended and Restated Management Agreement were (i) removing reporting requirements that exceed or may differ from the Company’s obligations under the federal securities laws, (ii) removing unnecessary provisions relating to historical joint ventures, (iii) providing for reimbursement to the Manager of the allocable salaries and other compensation of the Manager’s non-investment professionals who provide services to the Company under the Amended and Restated Management Agreement, based upon the percentage of time devoted by such professionals to CMTG’s affairs, (iv) causing the Amended and Restated Management Agreement to automatically renew for a 1-year term as of each anniversary of the original expiration date of the management agreement and (v) amending the termination provision to (a) allow for the Company to decline to renew the Amended and Restated Management Agreement without cause with 180 days’ prior written notice upon certain determinations made by at least two-thirds of the independent directors and (b) remove certain circumstances under which the Company would not be obligated to pay the Manager a termination fee.

Pursuant to the Amended and Restated Management Agreement, CMTG is also required to reimburse the Manager or its affiliates for documented costs and expenses incurred by it and its affiliates on behalf of CMTG, except those specifically required to be borne by the Manager under the Management Agreement. The Manager is responsible for, and CMTG does not reimburse the Manager or its affiliates for, the expenses related to investment personnel of the Manager and its affiliates who provide services to CMTG. The foregoing description of the Amended and Restated Management Agreement is qualified in its entirety by reference to the Amended and Restated Management Agreement, a copy of which has been filed as Exhibit 10.1 hereto and is incorporated herein by reference.

Item 6. Exhibits.

Exhibit Number	Description

3.1

Articles of Amendment and Restatement of Claros Mortgage Trust, Inc. (incorporated by referenced to Exhibit 3.1 to the Current Report on Form 8-K, dated November 5, 2021, filed by the Company, Commission File No. 001-40993)

3.2

Amended and Restated Bylaws of Claros Mortgage Trust, Inc. (incorporated by referenced to Exhibit 3.2 to the Current Report on Form 8-K, dated November 5, 2021, filed by the Company, Commission File No. 001-40993)

10.1*	Amended and Restated Management Agreement of Claros Mortgage Trust, Inc. and Claros REIT Management LP, dated August 2, 2022.

10.2

Form of Time-Based Restricted Stock Unit Award Agreement (Non-Deferral Form) (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, dated May 10, 2022, filed by the Company, Commission File No. 001-40993)

10.3

Form of Time-Based Restricted Stock Unit Award Agreement (Deferral Form) (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, dated May 10, 2022, filed by the Company, Commission File No. 001-40993)

10.4

Claros Mortgage Trust, Inc. Deferred Compensation Plan (incorporated to Exhibit 10.2 to the Registration Statement on Form S-8, dated May 27, 2022, filed by the Company, Commission File No. 333-265283)

10.5*	Amended and Restated Repurchase and Securities Contract Agreement by and between CMTG GS Finance LLC and Goldman Sachs Bank USA, dated as March 7, 2022.

10.6

First Amendment to Amended and Restated Repurchase and Securities Contract by and between CMTG GS Finance LLC and Goldman Sachs Bank USA, dated as of May 31, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated June 3, 2022, filed by the Company, Commission File No. 333-260140)

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

Claros Mortgage Trust, Inc.

Date: August 2, 2022	By:	/s/ Richard J. Mack
Richard J. Mack
Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2022	By:	/s/ Jai Agarwal
Jai Agarwal
Chief Financial Officer (Principal Financial and Accounting Officer)