Form 10-Q
period 2022-09-30
Claros Mortgage Trust, Inc.
filed 2022-11-09
CIK 1666291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 8, 2022, the registrant had 138,376,144 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Claros Mortgage Trust, Inc.

Consolidated Balance Sheets

(unaudited, in thousands, except share data)

	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$225,556	$310,194
Restricted cash	37,110	23,942
Loan principal payments held by servicer	7,651	154,600
Loans receivable held-for-investment	7,329,411	6,407,305
Less: current expected credit loss reserve	(59,188)	(67,010)
Loans receivable held-for-investment, net	7,270,223	6,340,295
Equity method investment	40,731	-
Interests in loans receivable held-for-investment, net	-	161,850
Real estate owned, net	402,830	406,887
Other assets	73,803	57,503
Total assets	$8,057,904	$7,455,271

Liabilities and Stockholders' Equity
Repurchase agreements	$3,993,720	$3,489,511
Loan participations sold, net	263,656	167,744
Notes payable, net	123,841	48,000
Secured term loan, net	737,516	739,762
Debt related to real estate owned, net	289,258	289,806
Other liabilities	52,581	54,457
Dividends payable	52,219	51,741
Management fee payable - affiliate	9,928	9,983
Total liabilities	5,522,719	4,851,004

Commitments and contingencies - Note 14

Stockholders' Equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 140,055,714 and 140,055,714 shares issued and 138,970,498 and 139,840,088 shares outstanding at September 30, 2022 and December 31, 2021, respectively	1,400	1,400
Additional paid-in capital	2,716,376	2,726,190
Dividends declared	(982,008)	(825,659)
Retained earnings	799,417	664,700
Total Claros Mortgage Trust, Inc. equity	2,535,185	2,566,631
Non-controlling interests	-	37,636
Total stockholders' equity	2,535,185	2,604,267

Total liabilities and stockholders' equity	$8,057,904	$7,455,271

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Operations

(unaudited, in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue
Interest and related income	$126,520	$103,876	$316,207	$314,326
Less: interest and related expense	67,985	45,430	154,436	138,187
Net interest income	58,535	58,446	161,771	176,139
Revenue from real estate owned	17,882	8,550	41,813	15,620
Total revenue	76,417	66,996	203,584	191,759
Expenses
Management fees - affiliate	9,944	9,789	29,594	29,152
General and administrative expenses	4,819	1,330	13,910	5,393
Stock-based compensation expense	3,426	(186)	4,030	(376)
Operating expenses from real estate owned	11,366	7,948	29,682	16,739
Interest expense on debt related to real estate owned	3,903	2,640	9,206	13,001
Depreciation on real estate owned	2,064	1,940	6,002	5,173
Total expenses	35,522	23,461	92,424	69,082
Realized gain on sale of loan	-	-	30,090	-
Unrealized gain on interest rate cap	2,776	-	5,613	-
Gain on foreclosure of real estate owned	-	-	-	1,430
Income from equity method investment	929	-	929	-
Other income	-	-	-	5,855
(Provision) reversal of current expected credit loss reserve	(2,352)	9,306	(12,984)	17,413
Income before income taxes	42,248	52,841	134,808	147,375
Income tax benefit	-	-	-	6,025
Net income	42,248	52,841	134,808	153,400
Net income (loss) attributable to non-controlling interests	177	(40)	91	(118)
Net income attributable to preferred stock	-	4	-	12
Net income attributable to common stock	$42,071	$52,877	$134,717	$153,506
Net income per share of common stock:
Basic and diluted	$0.30	$0.40	$0.95	$1.15
Weighted-average shares of common stock outstanding:
Basic and diluted	139,430,153	133,433,487	139,592,500	133,491,390

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited, in thousands, except share data)

				Additional			Non-	Total
	Common Stock		Repurchased	Paid-In	Dividends	Retained	controlling	Stockholders'
	Shares	Par Value	Shares	Capital	Declared	Earnings	Interests	Equity
Balance at December 31, 2021	140,055,714	$1,400	(215,626)	$2,726,190	$(825,659)	$664,700	$37,636	$2,604,267
Repurchased shares	-	-	(186,289)	(3,179)	-	-	-	(3,179)
Contributions from non-controlling interests	-	-	-	-	-	-	539	539
Offering costs	-	-	-	(30)	-	-	-	(30)
Dividends declared on common stock	-	-	-	-	(51,672)	-	-	(51,672)
Net income (loss)	-	-	-	-	-	29,412	(41)	29,371
Balance at March 31, 2022	140,055,714	$1,400	(401,915)	$2,722,981	$(877,331)	$694,112	$38,134	$2,579,296
Repurchased shares	-	-	(33,721)	(592)	-	-	-	(592)
Contributions from non-controlling interests	-	-	-	-	-	-	367	367
Dividends declared on common stock and participating securities	-	-	-	-	(52,458)	-	-	(52,458)
Stock-based compensation expense	-	-	-	604	-	-	-	604
Net income (loss)	-	-	-	-	-	63,234	(45)	63,189
Balance at June 30, 2022	140,055,714	$1,400	(435,636)	$2,722,993	$(929,789)	$757,346	$38,456	$2,590,406
Repurchased shares	-	-	(649,580)	(10,092)	-	-	-	(10,092)
Dividends declared on common stock and participating securities	-	-	-	-	(52,219)	-	-	(52,219)
Stock-based compensation expense	-	-	-	3,475	-	-	-	3,475
Net income	-	-	-	-	-	42,071	177	42,248
Deconsolidation of subsidiary	-	-	-	-	-	-	(38,633)	(38,633)
Balance at September 30, 2022	140,055,714	$1,400	(1,085,216)	$2,716,376	$(982,008)	$799,417	$-	$2,535,185

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited, in thousands, except share data)

					Additional			Non-	Total	Redeemable
	Preferred Stock		Common Stock		Paid-In	Dividends	Retained	controlling	Stockholders'	Common
	Shares	Par Value	Shares	Par Value	Capital	Declared	Earnings	Interests	Equity	Stock
Balance at December 31, 2020	125	$125	125,541,736	$1,255	$2,491,836	$(573,677)	$526,205	$35,286	$2,481,030	$141,356
Adoption of ASU 2016-13	-	-	-	-	-	-	(73,975)	-	(73,975)	(4,276)
Stock-based compensation expense	-	-	-	-	(7,394)	-	-	-	(7,394)	-
Contributions from non-controlling interests	-	-	-	-	-	-	-	897	897	-
Offering costs	-	-	-	-	(28)	-	-	-	(28)	(2)
Dividends paid/accrued on preferred stock	-	(4)	-	-	-	-	-	-	(4)	-
Dividends declared on common stock, redeemable common stock and vested restricted stock units	-	-	-	-	-	(47,262)	-	-	(47,262)	(2,738)
Accrued dividends on unvested restricted stock units	-	-	-	-	-	389	-	-	389	-
Accretion of redeemable common stock	-	-	-	-	81	-	-	-	81	(81)
Net income (loss)	-	4	-	-	-	-	55,400	(37)	55,367	3,208
Balance at March 31, 2021	125	$125	125,541,736	$1,255	$2,484,495	$(620,550)	$507,630	$36,146	$2,409,101	$137,467
Issuance of common stock	-	-	584,767	6	(6)	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	1,452	-	-	-	1,452	-
Contributions from non-controlling interests	-	-	-	-	-	-	-	539	539	-
Dividends paid/accrued on preferred stock	-	(4)	-	-	-	-	-	-	(4)	-
Dividends declared on common stock, redeemable common stock and vested restricted stock units	-	-	-	-	-	(47,262)	-	-	(47,262)	(2,738)
Accrued dividends on unvested restricted stock units	-	-	-	-	-	(300)	-	-	(300)	-
Accretion of redeemable common stock	-	-	-	-	(63)	-	-	-	(63)	63
Net income (loss)	-	4	-	-	-	-	39,720	(41)	39,683	2,301
Balance at June 30, 2021	125	$125	126,126,503	$1,261	$2,485,878	$(668,112)	$547,350	$36,644	$2,403,146	$137,093
Restricted stock units earned	-	-	-	-	(147)	-	-	-	(147)	-
Contributions from non-controlling interests	-	-	-	-	-	-	-	539	539	-
Offering costs	-	-	-	-	(202)	-	-	-	(202)	(12)
Dividends paid/accrued on preferred stock	-	(4)	-	-	-	-	-	-	(4)	-
Dividends declared/paid on common stock, redeemable common stock and vested restricted stock units	-	-	-	-	-	(47,262)	-	-	(47,262)	(2,738)
Dividends declared on unvested restricted stock units	-	-	-	-	-	57	-	-	57	-
Accretion of redeemable common stock	-	-	-	-	5	-	-	-	5	(5)
Net income	-	4	-	-	-	-	49,981	(40)	49,945	2,896
Balance at September 30, 2021	125	$125	126,126,503	$1,261	$2,485,534	$(715,317)	$597,331	$37,143	$2,406,077	$137,234

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities
Net income	$134,808	$153,400
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of origination fees on loans receivable	(19,351)	(18,677)
Accretion of origination fees on interests in loans receivable	(204)	(849)
Amortization of financing costs	14,651	16,277
Non-cash stock-based compensation	4,079	(376)
Other income	-	(5,855)
Depreciation on real estate owned	6,002	5,173
Unrealized gain on interest rate cap	(5,613)	-
Income from equity method investment	(929)	-
Distribution from equity method investment	408	-
Realized gain on sale of loan	(30,090)	-
Gain on foreclosure of real estate owned	-	(1,430)
Non-cash advances on loans receivable in lieu of interest	(51,842)	(55,792)
Non-cash advances on interests in loans receivable in lieu of interest	(2,427)	(15,149)
Non-cash advances on secured financings in lieu of interest	155	15,161
Repayment of non-cash advances on loans receivable in lieu of interest	20,128	97,087
Repayment of non-cash advances on interests in loans receivable in lieu of interest	13,178	363
Repayment of non-cash advances on secured financings in lieu of interest	-	(22,285)
Provision (reversal) of current expected credit loss reserve	12,984	(17,413)
Changes in operating assets and liabilities:
Other assets	(12,981)	(13,356)
Other liabilities	8,038	8,506
Management fee payable - affiliate	10	(60)
Incentive fee payable - affiliate	-	(187)
Net cash provided by operating activities	91,004	144,538
Cash flows from investing activities
Deconsolidation of subsidiary	(515)	-
Loan originations, acquisitions and advances, net of fees	(2,394,662)	(1,272,396)
Advances of interests in loans receivable	(14,653)	(86,022)
Repayments of loans receivable	1,458,389	1,046,111
Repayments of interests in loans receivable	165,468	2,977
Proceeds from sale of mortgage loan receivable	132,151	-
Extension and exit fees received from loans receivable	5,963	8,066
Extension and exit fees received from interests in loans receivable	502	-
Cash, cash equivalents and restricted cash from foreclosure of properties	-	9,580
Foreclosure of real estate owned	-	(11,463)
Reserves and deposits held for loans receivable	(1,575)	659
Capital expenditures on real estate owned	(1,945)	-
Net cash used in investing activities	(650,877)	(302,488)

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash flows from financing activities
Repurchase of common stock	(13,863)	-
Contributions from non-controlling interests	906	1,975
Offering costs	(300)	(30)
Dividends paid on common stock and restricted stock units	(155,871)	(141,792)
Dividends paid on redeemable common stock	-	(8,208)
Dividends paid on preferred stock	-	(8)
Proceeds from secured financings	1,927,139	1,014,627
Payment of financing costs	(16,498)	(14,335)
Payment of exit fees on secured financings	-	(443)
Repayments of secured financings	(1,247,390)	(849,141)
Repayments of secured term loan	(5,720)	(5,837)
Repayments of debt related to real estate owned	-	(10,000)
Net cash provided by (used in) financing activities	488,403	(13,192)

Net increase (decrease) in cash, cash equivalents and restricted cash	(71,470)	(171,142)
Cash, cash equivalents and restricted cash, beginning of period	334,136	430,974
Cash, cash equivalents and restricted cash, end of period	$262,666	$259,832
Cash and cash equivalents, beginning of period	$310,194	$427,512
Restricted cash, beginning of period	23,942	3,462
Cash, cash equivalents and restricted cash, beginning of period	$334,136	$430,974
Cash and cash equivalents, end of period	$225,556	$235,596
Restricted cash, end of period	37,110	24,236
Cash, cash equivalents and restricted cash, end of period	$262,666	$259,832
Supplemental disclosure of cash flow information:
Cash paid for interest	$141,497	$121,257
Supplemental disclosure of non-cash investing and financing activities:
Dividends accrued	$52,219	$53,196
Loan principal payments held by servicer	$7,651	$252,946
Accrued financing costs	$3,750	$6,251
Accrued offering costs	$-	$2,231
Deposits applied against sale proceeds	$14,761	$-
Deconsolidation of subsidiary:
Loan receivable	$78,507
Other assets	17	-
Other liabilities	(130)	-
Management fee payable - affiliate	(65)	-
Net carrying value of deconsolidated subsidiary's net assets	$78,329	$-
Working capital consolidated	$-	$(18,546)
Settlement of loan receivable	$-	$103,901
Real estate acquired in settlement of loan receivable	$-	$414,000
Assumption of debt related to real estate owned	$-	$(300,000)
Conversion of restricted stock units to common shares - common stock	$-	$6
Conversion of restricted stock units to common shares - additional paid in capital	$-	$(6)

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 1. Organization

Claros Mortgage Trust, Inc. (referred to throughout this report as the “Company,” “we”, “us” and “our”) is a Maryland Corporation formed on April 29, 2015 for the purpose of creating a diversified portfolio of income-producing loans collateralized by institutional quality commercial real estate. We commenced operations on August 25, 2015 (“Commencement of Operations”) and generally conduct our business through wholly-owned subsidiaries. Unless the context requires otherwise, any references to the Company refer to the Company and its consolidated subsidiaries. The Company is traded on the New York Stock Exchange, or NYSE, under the symbol “CMTG”.

We elected and intend to maintain our qualification to be taxed as a real estate investment trust (“REIT”) under the requirements of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), for U.S. federal income tax purposes. As such, we generally are not subject to U.S. federal income tax on that portion of our income that we distribute to stockholders. See Note 13 – Income Taxes regarding taxes applicable to the Company.

We are externally managed by Claros REIT Management LP (the “Manager”), our affiliate, through a management agreement (the "Management Agreement") pursuant to which the Manager provides a management team and other professionals who are responsible for implementing our business strategy, subject to the supervision of our board of directors (the "Board"). In exchange for its services, the Manager is entitled to management fees and incentive fees. See Note 11 – Related Party Transactions regarding the Management Agreement.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

References to common stock in 2021 include redeemable common stock.

These unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of our financial position, results of operations and cash flows have been included. Our results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year or any other future period. The consolidated balance sheet at December 31, 2021 was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are particularly susceptible to our judgment include, but are not limited to, the adequacy of allowance for loan losses, the determination of effective yield for recognition of interest income and interest expense, and impairment of certain assets.

The novel coronavirus (“COVID-19”) pandemic has evolved since its onset during the first quarter of 2020, and while the global economy has begun to recover, uncertainty around future developments remain. The ongoing pandemic state has also affected global supply chains, the labor market, and inflation, which continue to impact many industries, including the collateral underlying certain of our loans. In response, the Federal Reserve has begun raising interest rates in 2022 and has indicated that it foresees further interest rate increases through the end of the year. The overall impact to the global economy will depend largely on the recovery of disrupted supply chains and industries, the extent of the labor market interruptions, the result of the Federal Reserves’ policies, and other government interventions. The current and future financial, economic and capital markets environment could remain uneven, and presents uncertainty and risk with respect to the performance of our loans receivable and real estate owned, our financial condition, results of operations, liquidity, and ability to pay dividends.

Current Expected Credit Losses

The current expected credit loss (“CECL”) reserve required under ASU 2016-13 “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments (Topic 326)” (“ASU 2016-13”), reflects our current estimate of potential credit losses related to our loan portfolio. The initial CECL allowance recorded on January 1, 2021 was reflected as a direct charge to retained earnings on our consolidated statements of changes in stockholders’ equity. Subsequent changes to the CECL allowance are recognized through net income on our consolidated statements of operations. ASU 2016-13 specifies the reserve should be based on relevant information about past events, including historical loss experience, current portfolio, market conditions and reasonable and supportable forecasts for the duration of each respective loan.

General CECL Allowance

Our loans are typically collateralized by real estate, or in the case of mezzanine loans, by an equity interest in an entity that owns real estate. We consider key credit quality indicators in underwriting loans and estimating credit losses, including, but not limited to: the capitalization of borrowers and sponsors; the expertise of the borrowers and sponsors in a particular real estate sector and geographic market; collateral type; geographic region; use and occupancy of the property; property market value; loan-to-value (“LTV”) ratio; loan amount and lien position; our risk rating for the same and similar loans; and prior experience with the borrower and sponsor. This information is used to assess the financial and operating capability, experience and profitability of the borrower/sponsor. Ultimate repayment of our loans is sensitive to interest rate changes, general economic conditions, liquidity, LTV ratio, existence of a liquid investment sales market for commercial properties, and availability of replacement short-term or long-term financing.

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

Commencing the third quarter of 2022, we arrived at our general CECL reserve using the Weighted Average Remaining Maturity, or WARM method, which has been identified as an acceptable loss-rate method for estimating CECL reserves by the Financial Accounting Standards Board ("FASB"). The application of the WARM method to estimate a general CECL reserve requires judgment, including the appropriate historical loan loss reference data, the expected timing and amount of future loan fundings and repayments, the current credit quality of our portfolio, and our expectations of performance and market conditions over the relevant time period.

The WARM method requires us to reference historical loan loss data from a comparable data set and apply such loss rate to each of our loans over their expected remaining term, taking into consideration expected economic conditions over the forecasted timeframe. Our general CECL reserve reflects our forecast of the current and future macroeconomic conditions that impact the performance of the commercial real estate assets securing our loans and the borrower's ultimate ability to repay. These estimates include unemployment rates, price indices for commercial properties, and market liquidity, all of which may influence the likelihood and magnitude of potential credit losses for our loans during their anticipated term. Additionally, further adjustments may be made based upon loan positions senior to ours, the risk rating of a loan, whether a loan is a construction loan, or the economic conditions specific to the property type of a loan's underlying collateral.

To estimate an annual historical loss rate, we obtained historical loss rate data for loans most comparable to our loan portfolio from a commercial mortgage backed securities database licensed by a third party, Trepp LLC, which contains historical loss rates from January 1, 1999 through September 30, 2022.

When evaluating the current and future macroeconomic environment, we consider the aforementioned macroeconomic factors. Historical data for each metric is compared to historical commercial real estate loan losses in order to determine the relationship between the two variables. We use projections of each macroeconomic factor, obtained from a third party, to approximate the impact the macroeconomic outlook may have on our loss rate. Selections of these economic forecasts require judgement about future events that, while based on the information available to us as of the balance sheet date, are ultimately unknowable with certainty, and the actual economic conditions could vary significantly from the estimates we made. Following a reasonable and supportable forecast period, we use a straight-line method of reverting to the historical loss rate. Additionally, we assess the obligation to extend credit through our unfunded loan commitments over each loan’s contractual period, which is considered in the estimate of the general CECL reserve. This component of the general CECL reserve will similarly impact our consolidated net income. For both the funded and unfunded portions of our loans, we consider our internal risk rating of each loan as the primary credit quality indicator underlying our assessment.

We evaluate the credit quality of each of our loans receivable on an individual basis and assign a risk rating at least quarterly. We have developed a loan grading system for all of our outstanding loans receivable that are collateralized directly or indirectly by real estate. Grading criteria include as-is or as-stabilized debt yield, term of loan, property type, loan type and other more subjective variables that include property or collateral location, as-is or as-stabilized collateral value, market conditions, industry conditions and sponsor’s financial stability. We utilize the grading system to determine each loan’s risk of loss and to provide a determination as to whether an individual loan is impaired and whether a special loan loss allowance is necessary. Based on a 5-point scale, the loans are graded “1” through “5,” from less risk to greater risk, which gradings are defined as follows:

1.
Very Low Risk
2.
Low Risk
3.
Medium Risk
4.
High Risk/Potential for Loss: A loan that has a risk of realizing a principal loss
5.
Impaired/Loss Likely: A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss

Specific CECL Allowance

In certain circumstances we may determine that a loan is no longer suited for the WARM method due to its unique risk characteristics, where we have deemed the borrower/sponsor to be experiencing financial difficulty, or because the repayment of the loan’s principal is collateral-dependent. We may instead elect to employ different methods to estimate loan losses that also conform to ASU 2016-13 and related guidance. If the recovery of a loan’s principal balance is entirely collateral-dependent, we may assess such an asset individually and elect to apply a practical expedient in accordance with ASU 2016-13.

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

If we have determined that a loan or a portion of a loan is uncollectible, we will write off the loan through a charge to our current expected credit loss reserve based on the present value of expected future cash flows or the fair value of the collateral less costs to sell, if repayment is expected solely from the collateral. Significant judgment is required in determining impairment and in estimating the resulting credit loss reserve, and actual losses, if any, could materially differ from those estimates.

For additional information on our General and Specific CECL Allowance please refer to Note 3—"Loans Portfolio—Current Expected Credit Losses”.

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

Equity Method Investment

We account for our investments in entities in which we have the ability to influence, but do not have a controlling interest, by using the equity method of accounting. Under the equity method for which we have not elected a fair value option, the investment, originally recorded at cost, is adjusted to recognize our share of earnings or losses as they occur and for additional contributions made or distributions received. We look at the nature of the cash distributions received to determine the proper character of cash flow distributions on the accompanying consolidated statement of cash flows as either returns on investment, which would be included in operating activities, or returns of investment, which would be included in investing activities.

At each reporting period we assess whether there are any indicators of impairment of our equity investments. There were no impairments of our equity method investment as of and for the three and nine months ended September 30, 2022.

Derivative Financial Instruments

In the normal course of business, we are exposed to the effect of interest rate changes and may undertake a strategy to limit these risks through the use of derivatives. We may use derivatives primarily to reduce the impact that increases in interest rates will have on our floating rate liabilities, which may consist of interest rate swaps, interest rate caps, collars, and floors.

We recognize all derivatives on the consolidated balance sheets at fair value within other assets. To determine the fair value of derivative instruments, we use a variety of methods and assumptions that are based on market conditions as of the balance sheet date, such as discounted cash flows and option-pricing models.

We have not designated derivatives as hedges to qualify for hedge accounting for financial reporting purposes and fluctuations in the fair value of these derivatives have been recognized currently as unrealized gain on interest rate cap in the accompanying consolidated statements of operations.

Other Assets

Other assets include interest receivable, miscellaneous receivables, prepaid expenses, deferred tax asset (net of any valuation allowance), deposits funded relating to unclosed transactions, deferred financing costs related to our repurchase agreements and acquisition facility, derivative financial instruments, and repurchased shares not yet settled.

Other Liabilities

Other liabilities include interest payable, accounts payable and accrued expenses, our general CECL reserve related to our unfunded loan commitments, reserves held for loans receivable, and deposits held.

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

Recent Accounting Guidance

On March 31, 2022, the FASB issued ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures”, (“ASU 2022-02”). The standard eliminates the recognition and measurement guidance for troubled debt restructurings (“TDRs”) for creditors that have adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, ("CECL"). In addition to eliminating the TDR accounting guidance, ASU 2022-02 changes existing disclosure requirements and introduces new disclosures related to certain modifications of instruments with borrowers experiencing financial difficulty. The standard is effective for periods beginning after December 15, 2022, with early adoption permitted. During the second quarter of 2022, we adopted this standard effective January 1, 2022 and the adoption did not have a material impact on our financial statements.

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

The FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offering Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective upon issuance of ASU 2020-04 for contract modifications and hedging relationships on a prospective basis. We have not adopted any of the optional expedients or exceptions through September 30, 2022, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

Note 3. Loans Portfolio

Loans Receivable

Our loans receivable portfolio as of September 30, 2022 was comprised of the following loans ($ in thousands, except for number of loans):

	Number of Loans	Loan Commitment(4)	Unpaid Principal Balance	Carrying Value	Weighted Average Spread(2)	Weighted Average Interest Rate(3)
Loans receivable held-for-investment:
Variable:
Senior loans(1)	69	$8,920,827	$7,156,048	$7,105,113	+ 4.02%	7.10%
Subordinate loans	2	61,500	59,481	59,602	+ 11.57%	14.71%
	71	8,982,327	7,215,529	7,164,715	+ 4.08%	7.17%
Fixed:
Senior loans(1)	4	$41,787	$39,050	$39,049	N/A	7.61%
Subordinate loans	2	125,927	125,927	125,647	N/A	8.49%
	6	167,714	164,977	164,696		8.28%
Total/Weighted Average	77	$9,150,041	$7,380,506	$7,329,411	N/A	7.19%
Current expected credit loss reserve				(59,188)
Loans receivable held-for-investment, net				$7,270,223

(1)
Senior loans include senior mortgages and similar loans, including related contiguous subordinate loans (if any), and pari passu participations in senior mortgage loans.
(2)
The weighted average spread is expressed as a spread over the relevant floating benchmark rates. One-month LIBOR as of September 30, 2022 was 3.14%. One-month term Secured Overnight Financing Rate ("SOFR") as of September 30, 2022 was 3.04%. Weighted average is based on outstanding principal as of September 30, 2022.
(3)
Reflects the weighted average interest rate based on the applicable floating benchmark rate (if applicable), including LIBOR/SOFR floors (if applicable). Weighted average is based on outstanding principal as of September 30, 2022 and includes loans on non-accrual status.
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

Certain loans receivable held by us include LIBOR/SOFR floors, which establish the minimum interest rate a borrower may pay on a loan. The weighted average LIBOR/SOFR floor in place based on unpaid principal balance on floating rate loans is 0.85% as of September 30, 2022.

The following table presents the range of LIBOR/SOFR floors held in our loan portfolio as of September 30, 2022 based on outstanding principal ($ in thousands):

One-month LIBOR/SOFR Floor Range	Unpaid Principal Balance	% of Total	Cumulative %
2.00% - 2.50%	$782,123	11%	11%
1.50% - 1.99%	1,569,759	21%	32%
1.00% - 1.49%	738,591	10%	42%
0.50% - 0.99%	342,086	5%	47%
< 0.50%	3,135,761	42%	89%
No floor	647,209	9%	98%
Total Floating Rate Loans	7,215,529
Total Fixed Rate Loans	164,977	2%	100%
Total Loans	$7,380,506

The following table presents the carrying value and significant characteristics of our loans receivable on non-accrual status as of September 30, 2022 ($ in thousands):

Origination Date	Initial Maturity Date	Date Through Which Interest Collected	Risk Rating	Carrying Value	Unpaid Principal Balance	Specific CECL Reserve	Net Carrying Value	Interest Recognition Method(1)
8/2/2019	10/30/2021	11/1/2021	4	$67,000	$67,000	$-	$67,000	Cash Basis
7/1/2019	12/30/2020	7/1/2020	5	3,500	3,500	-	3,500	Cost Recovery
Total non-accrual(2)				70,500	70,500	-	70,500
Carrying value of associated financings							$(33,500)
Net carrying value							$37,000
(1)
No interest income was recognized on these loans for the nine months ended September 30, 2022.
(2)
Loans classified as non-accrual represented 1.0% of the total loan portfolio at September 30, 2022, based on unpaid principal balance. Excludes two additional loans with an aggregate carrying value of $136.8 million that are in maturity default.

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

Activity relating to the loans receivable portfolio for the nine months ended September 30, 2022 ($ in thousands):

	Unpaid Principal Balance	Deferred Fees	Specific CECL Allowance	Carrying Value (1)
Balance at December 31, 2021	$6,441,238	$(33,933)	$(6,333)	$6,400,972
Initial funding of new loan originations and acquisitions	1,996,086	-	-	1,996,086
Advances on existing loans	429,901	-	-	429,901
Non-cash advances in lieu of interest	50,876	966	-	51,842
Origination fees, extension fees and exit fees	-	(37,288)	-	(37,288)
Repayments of loans receivable	(1,389,947)	-	-	(1,389,947)
Repayments of non-cash advances in lieu of interest	(20,128)	-	-	(20,128)
Accretion of fees	-	19,351	-	19,351
Sale proceeds	(146,912)	-	-	(146,912)
Gain (loss) on sale	30,892	(191)	-	30,701
Specific CECL Allowance	-	-	(5,205)	(5,205)
Principal charge-offs	(11,500)	-	11,500	-
Balance at September 30, 2022	$7,380,506	$(51,095)	$(38)	$7,329,373
General CECL Allowance				$(59,150)
Carrying Value				$7,270,223

(1)
Balance at December 31, 2021 does not include general CECL allowance.

In the second quarter of 2022, we sold a senior loan with a carrying value of $116.2 million and recognized a realized gain of $30.1 million. The financial asset was legally isolated, the transferee has the ability to pledge the assets without constraint and control has been transferred to the transferee. We have determined the transaction constituted a sale.

Through CMTG/TT Mortgage REIT LLC ("CMTG/TT"), a previously consolidated joint venture, we held a 51.0% interest in $78.5 million of subordinate loans secured by land in New York, which had been on non-accrual status since October 2021. During the third quarter of 2022, we directly acquired the senior position of the loan of $73.5 million and converted the whole loan from a land loan into a construction loan to finance the development of a hotel. The borrower simultaneously committed additional equity to the project. Immediately following the conversion of the loan, we own $115.3 million of total loan commitments, of which $75.0 million has been funded and is included in loans receivable held-for-investments on our consolidated balance sheet as of September 30, 2022, as well as 51.0% of the remaining $78.5 million of subordinate loans held through CMTG/TT which is accounted for under the equity method of accounting on our consolidated financial statements. See Note 4 - Equity Method Investment for further detail. The new loans accrue interest at the new contractual rates.

In the second quarter of 2022, we modified a loan with a borrower who was experiencing financial difficulties, resulting in a decrease in the index rate floor from 1.57% to 1.00% and modified extension requirements. As of September 30, 2022, the loan had an amortized cost basis of $87.8 million and represents approximately 1.21% of total loans receivable held-for-investment, net. The loan is considered as part of the general CECL allowance. The borrower is current on all contractually obligated payments.

Interests in Loans Receivable Held-for-Investment

We had no interests in loans receivable as of September 30, 2022.

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
(4)
Reflects the interest rate based on the applicable floating benchmark rate (if applicable), including LIBOR/SOFR floors (if applicable).

Activity relating to the interests in loans receivable portfolio for the nine months ended September 30, 2022 ($ in thousands):

	Unpaid Principal Balance	Deferred Fees	Carrying Value (1)
Balance at December 31, 2021	$161,566	$298	$161,864
Advances on existing interests in loans receivable	14,653	-	14,653
Non-cash advances in lieu of interest	2,427	-	2,427
Origination fees, extension fees and exit fees	-	(502)	(502)
Repayments of interests in loans receivable	(165,468)	-	(165,468)
Repayment of non-cash advances in lieu of interest	(13,178)	-	(13,178)
Accretion of origination fees, net	-	204	204
Balance at September 30, 2022	$-	$-	$-

(1)
Balance at December 31, 2021 does not include general CECL allowance.

The following table details overall statistics for our loans receivable and interests in loans receivable portfolio ($ in thousands):

	Loans Receivable		Interests in Loans Receivable
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Weighted average yield to maturity	7.7%	5.6%	N/A	6.7%
Weighted average term to fully extended maturity	3.5 years	3.3 years	N/A	1.6 years

Concentration of Risk

The following table presents our loans receivable and interests in loans receivable portfolio by loan type, as well as property type and geographic location of the properties collateralizing these loans as of September 30, 2022 and December 31, 2021 ($ in thousands):

	September 30, 2022		December 31, 2021
Loan Type	Carrying Value	Percentage	Carrying Value	Percentage
Senior loans(1)	$7,144,162	97%	$6,309,997	96%
Subordinate loans	185,249	3%	259,172	4%
	$7,329,411	100%	$6,569,169	100%
Current expected credit loss reserve	$(59,188)		$(67,024)
	$7,270,223		$6,502,145

Property Type	Carrying Value	Percentage	Carrying Value	Percentage
Office	$1,064,017	15%	$1,113,805	17%
Mixed-use(2)	641,365	9%	734,613	11%
Hospitality	1,519,301	21%	1,176,842	18%
Land	441,894	6%	631,713	10%
Multifamily	3,019,352	41%	1,986,628	30%
For Sale Condo	466,299	6%	710,660	11%
Other	177,183	2%	214,908	3%
	$7,329,411	100%	$6,569,169	100%
Current expected credit loss reserve	$(59,188)		$(67,024)
	$7,270,223		$6,502,145

Geographic Location	Carrying Value	Percentage	Carrying Value	Percentage
United States
Northeast	$1,994,376	28%	$2,734,550	41%
Mid Atlantic	815,889	11%	1,235,527	19%
Midwest	454,945	6%	309,298	5%
Southeast	941,867	13%	836,904	13%
Southwest	692,144	9%	269,461	4%
West	2,423,852	33%	1,156,896	18%
Other	6,338	0%	26,533	0%
	$7,329,411	100%	$6,569,169	100%
Current expected credit loss reserve	$(59,188)		$(67,024)
	$7,270,223		$6,502,145

(1)
Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans and pari passu participations in senior mortgage loans.
(2)
Mixed-use comprises of 5% office, 2% retail, 1% for sale condo, 1% multifamily, and immaterial hospitality and signage components.

Interest Income and Accretion

The following table summarizes our interest and accretion income from loans receivable held-for-investment, from interests in loans receivable held-for-investment, and from interest on cash balances, for the three and nine months ended September 30, 2022 and 2021, respectively ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Coupon interest	$116,435	$96,913	$295,080	$294,771
Interest on cash and cash equivalents	1,229	2	1,572	29
Accretion of fees	8,856	6,961	19,555	19,526
Total interest and related income(1)	$126,520	$103,876	$316,207	$314,326

(1)
We recognized $3.6 million and $4.5 million in pre-payment penalties and accelerated fees during the three and nine months ended September 30, 2022, respectively. We recognized $1.0 million and $2.1 million in pre-payment penalties and accelerated fees during the three and nine months ended September 30, 2021.

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

The following tables allocate the principal balance and carrying value of the loans receivable and interests in loans receivable based on our internal risk ratings ($ in thousands):

September 30, 2022
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	% of Total of Unpaid Principal Balance
1	0	$-	$-	0%
2	1	927	907	0%
3	67	6,558,513	6,510,965	89%
4	7	814,728	811,201	11%
5	2	6,338	6,338	0%
	77	$7,380,506	$7,329,411
Current expected credit loss reserve			(59,188)
			$7,270,223

December 31, 2021
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	% of Total of Unpaid Principal Balance
1	1	$35,721	$35,699	1%
2	6	705,886	703,714	10%
3	42	4,678,785	4,649,076	71%
4	9	1,155,879	1,154,147	18%
5	2	26,533	26,533	0%
	60	$6,602,804	$6,569,169
Current expected credit loss reserve			(67,024)
			$6,502,145

As of September 30, 2022 and December 31, 2021 , the average risk rating of our portfolio was 3.1 and 3.1, respectively, weighted by unpaid principal balance.

Current Expected Credit Losses

The current expected credit loss reserve required under GAAP reflects our current estimate of potential credit losses related to loans receivable, interests in loans receivable, accrued interest receivable and unfunded loan commitments. See Note 2 for further discussion of our allowance for loan losses.

During the nine months ended September 30, 2022, we recorded a principal charge-off of $11.5 million against a loan made to the personal estate of a former borrower. Prior to the charge-off, the loan had an unpaid principal balance $15.0 million and a specific CECL reserve of $6.0 million, resulting in a carrying value of $9.0 million. Following the charge-off, the loan's carrying value is $3.5 million, which represents estimated collection. The loan is on non-accrual status and is in maturity default.

In December of 2021, we received principal repayments of $81.7 million on a senior loan with an outstanding principal balance of $95.0 million, and a maturity date of May 31, 2021, and recorded a principal charge-off of $1.8 million. Following the repayment, the maturity date of the loan was extended to January 1, 2023. As of September 30, 2022 and December 31, 2021, the loan had a specific loan loss allowance of $38,000 and $0.3 million, respectively, which represents additional collectible interest through the maturity date. Subsequent to September 30, 2022, this loan was repaid in full.
During the three months ended September 30, 2022, we recorded a net provision of $2.4 million in the allowance for credit losses. The total allowance for loan losses increased to $75.0 million as of September 30, 2022. The increase was primarily attributable to the increase in the size of our loan portfolio and changes in macroeconomic conditions.

The following table illustrates the quarterly changes in the current expected credit loss reserve for the nine months ended September 30, 2022 and 2021, respectively ($ in thousands):

		General CECL Allowance
	Specific CECL Allowance (1)	Loans Receivable Held-for-Investment	Interests in Loans Receivable Held-for-Investment	Accrued Interest Receivable	Unfunded Loan Commitments (2)	Total
Total current expected credit loss reserve, December 31, 2020	$6,000	$-	$-	$-	$-	$6,000
Initial CECL allowance, January 1, 2021	-	64,274	406	357	13,214	78,251
Increase (reversal) in current credit loss reserve	-	1,547	(141)	(14)	(1,577)	(185)
Total current expected credit loss reserve, March 31, 2021	$6,000	$65,821	$265	$343	$11,637	$84,066
Increase (reversal) in current credit loss reserve	500	(3,954)	270	(33)	(4,705)	(7,922)
Total current expected credit loss reserve, June 30, 2021	$6,500	$61,867	$535	$310	$6,932	$76,144
Increase (reversal) in current credit loss reserve	2,000	(11,154)	(306)	(64)	218	(9,306)
Total current expected credit loss reserve, September 30, 2021	$8,500	$50,713	$229	$246	$7,150	$66,838

Total current expected credit loss reserve, December 31, 2021	$6,333	$60,677	$14	$218	$6,286	$73,528
Increase (reversal) in current credit loss reserve	(133)	(1,269)	28	(218)	3,694	2,102
Total current expected credit loss reserve, March 31, 2022	$6,200	$59,408	$42	$-	$9,980	$75,630
Principal charge-offs	(11,500)	-	-	-	-	(11,500)
Increase (reversal) in current credit loss reserve	5,405	(113)	(42)	-	3,280	8,530
Total current expected credit loss reserve, June 30, 2022	$105	$59,295	$-	$-	$13,260	$72,660
Increase (reversal) in current credit loss reserve	(67)	(145)	-	-	2,564	2,352
Total current expected credit loss reserve, September 30, 2022	$38	$59,150	$-	$-	$15,824	$75,012
Percent of Unpaid Principal Balance at September 30, 2022						1.0%

(1)
As of December 31, 2020, amounts represent specific loan loss provisions recorded on assets before the adoption of ASU 2016-13. After the adoption of ASU 2016-13 on January 1, 2021, amounts represent specific CECL allowance.
(2)
The CECL allowance for unfunded commitments is included in other liabilities on the consolidated balance sheets.

Our primary credit quality indicator is our internal risk ratings, which are further discussed above. The following table presents the amortized cost basis of our loans receivable as of September 30, 2022 by year of origination and risk rating ($ in thousands):

			Amortized Cost Basis by Origination Year
Risk Rating	Number of Loans	Amortized Cost Basis	2022	2021	2020	2019	2018	2017
1	0	$-	$-	$-	$-	$-	$-	$-
2	1	907	-	-	-	-	907	-
3	67	6,510,965	2,019,264	1,853,294	91,736	1,649,447	799,735	97,489
4	7	811,201	-	-	199,660	224,903	386,638	-
5	2	17,838	-	-	-	15,000	-	2,838
Charge-offs		(11,500)	-	-	-	(11,500)	-	-
	77	$7,329,411	$2,019,264	$1,853,294	$291,396	$1,877,850	$1,187,280	$100,327

Note 4. Equity Method Investment

On June 8, 2016, we acquired a 51% interest in CMTG/TT upon commencement of its operations. During its active investment period, CMTG/TT originated loans collateralized by institutional quality commercial real estate. CMTG/TT has been consolidated in our financial statements from its inception through July 31, 2022. On August 1, 2022, the sole remaining loan held by this joint venture was converted to a new construction loan. In connection with the conversion, we amended the operating agreement of CMTG/TT. Effective August 1, 2022, we are not deemed to be the primary beneficiary of CMTG/TT in accordance with ASC 810 and do not consolidate the joint venture. We did not recognize a gain or loss as this transaction occured simultaneously with the conversion of the aforementioned loan, and thus there was no change in the underyling value of our 51% equity interest in CMTG/TT. See Note 3 for further details. As of September 30, 2022, the carrying value of our 51% equity interest in CMTG/TT approximated $40.7 million.

Note 5. Real Estate Owned, Net

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

The following table presents additional detail related to our real estate owned, net as of September 30, 2022 and December 31, 2021 ($ in thousands):

	September 30, 2022	December 31, 2021
Land	$123,100	$123,100
Building	284,400	284,400
Capital improvements	1,945	-
Furniture, fixtures and equipment	6,500	6,500
Real estate assets	415,945	414,000
Less: accumulated depreciation	(13,115)	(7,113)
Real estate owned, net	$402,830	$406,887

Note 6. Repurchase Agreements, Loan Participations Sold, Net, Notes Payable, Net, Secured Term Loan, Net, Debt Related to Real Estate Owned, Net, and Acquisition Facility

As of September 30, 2022 and December 31, 2021, we financed certain of our loans receivables using repurchase agreements, the sale of loan participations, and notes payable. The financings bear interest at a rate equal to LIBOR/SOFR plus a credit spread or at a fixed rate. Financing agreements generally contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to tangible net worth ratio, and minimum debt service coverage ratio as defined in agreements. As of September 30, 2022 and December 31, 2021, we are in compliance with all covenants under our financing agreements.

The following table summarizes our portfolio financings as of September 30, 2022 and December 31, 2021 ($ in thousands):

	September 30, 2022			December 31, 2021
	Capacity	Borrowing Outstanding	Weighted Average Spread(1)	Capacity	Borrowing Outstanding	Weighted Average Spread(1)
Repurchase agreements	$4,700,000	$3,781,687	+ 2.16%	$4,065,000	$3,274,508	+ 2.00%
Repurchase agreements - Side Car	271,171	212,033	+ 4.51%	271,171	215,003	+ 4.50%
Loan participations sold	264,252	264,252	+ 3.77%	168,322	168,322	+ 3.79%
Notes payable	383,898	127,764	+ 3.09%	48,000	48,000	+ 4.00%
Secured Term Loan	756,997	756,997	+ 4.50%	762,717	762,717	+ 4.50%
Debt related to real estate owned	290,000	290,000	+ 2.78%	290,000	290,000	+ 2.78%
Total / weighted average	$6,666,318	$5,432,733	+ 2.71%	$5,605,210	$4,758,550	+ 2.65%

(1)
Weighted average spread over the applicable benchmark rate is based on unpaid principal balance. One-month LIBOR as of September 30, 2022 was 3.14%. One-month term SOFR at September 30, 2022 was 3.04%.

Repurchase Agreements

The following table summarizes our repurchase agreements by lender as of September 30, 2022 ($ in thousands):

Lender	Initial Maturity	Fully Extended Maturity (1)	Maximum Capacity	Borrowing Outstanding	Undrawn Capacity
JP Morgan Chase Bank, N.A. - Main Pool	6/29/2025	6/29/2027	$1,500,000	$1,235,227	$264,773
JP Morgan Chase Bank, N.A. - Side Car	5/27/2023	5/27/2024	271,171	212,033	59,138
Morgan Stanley Bank, N.A.	1/26/2023	1/26/2025	1,000,000	875,493	124,507
Goldman Sachs Bank USA	5/31/2023	5/31/2025	500,000	393,398	106,602
Wells Fargo Bank, N.A.	9/29/2023	9/29/2026	800,000	745,603	54,397
Barclays Bank PLC	12/20/2022	12/20/2025	500,000	186,383	313,617
Deutsche Bank AG, New York Branch(2)	6/26/2023	6/26/2026	400,000	345,583	54,417
Total			$4,971,171	$3,993,720	$977,451

(1)
Facility maturity dates may be extended based on certain conditions being met.
(2)
On August 17, 2022, this facility's capacity was increased to $400 million, the reference rate was changed from LIBOR to SOFR, and the fully extended maturity was extended to June 26, 2026.

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
(2)
On January 14, 2022, this facility's capacity was increased to $1.5 billion.
(3)
On January 25, 2022, the reference rate on this facility was changed from LIBOR to SOFR, and the fully extended maturity was extended to January 26, 2025.

Liabilities under our repurchase agreements as of September 30, 2022 are summarized as follows ($ in thousands):

Lender	Weighted Average Term(1)	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral
JP Morgan Chase Bank, N.A. - Main Pool	2.2	$1,235,227	$1,235,227	$1,738,886
JP Morgan Chase Bank, N.A. - Side Car	0.5	212,033	212,033	456,176
Morgan Stanley Bank, N.A.	1.9	875,493	875,493	1,345,991
Goldman Sachs Bank USA	1.0	393,398	393,398	594,591
Wells Fargo Bank, N.A.	2.4	745,603	745,603	949,591
Barclays Bank PLC	1.2	186,383	186,383	287,009
Deutsche Bank AG, New York Branch	2.0	345,583	345,583	559,846
Total/Weighted Average	1.9	$3,993,720	$3,993,720	$5,932,090

(1)
The weighted average term (years) is determined based on the contractual initial maturity date of the corresponding loans collateralizing each facility. Weighted average is based on borrowing outstanding as of September 30, 2022.

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

The repurchase facilities are partially recourse to us. The maximum guarantees under our repurchase agreements range from 25% to 50% of borrowings outstanding.

Loan Participations Sold

Our loan participations sold as of September 30, 2022 are summarized as follows ($ in thousands):

Contractual Maturity Date	Maximum Extension Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral(1)
8/1/2023	8/1/2023	$138,322	$138,322	$280,983
10/18/2023	10/18/2024	105,930	105,559	192,282
12/31/2024	12/31/2025	20,000	19,775	149,628
Total		$264,252	$263,656	$622,893

(1)
Includes cash reserve balances.

Our loan participations sold as of December 31, 2021 are summarized as follows ($ in thousands):

Contractual Maturity Date	Maximum Extension Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral
8/1/2022	8/1/2023	$148,322	$148,133	$290,783
12/31/2024	12/31/2025	20,000	19,611	130,061
Total		$168,322	$167,744	$420,844

Notes Payable

Our notes payable as of September 30, 2022 are summarized as follows ($ in thousands):

Contractual Maturity Date	Maximum Extension Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral
12/31/2024	12/31/2025	$103,592	$102,327	$149,628
6/30/2025	6/30/2026	4,777	4,348	7,137
2/2/2026	2/2/2027	19,395	18,400	23,225
9/2/2026	9/2/2027	-	(1,234)	(1,763)
Total		$127,764	$123,841	$178,227

Our notes payable as of December 31, 2021 are summarized as follows ($ in thousands):

Contractual Maturity Date	Maximum Extension Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral(1)
1/4/2022 (2)	1/4/2022	$48,000	$48,000	$116,512

(1)
Includes all reserve balances held by servicer.
(2)
In January 2022, the initial maturity was extended to July 5, 2022 and the maximum maturity date was extended to January 4, 2023.

Secured Term Loan, Net

On August 9, 2019, we entered into a $450.0 million secured term loan. On December 1, 2020, the secured term loan was modified to increase the aggregate principal amount by $325.0 million, increase the interest rate, and to increase the quarterly amortization payment. On December 2, 2021, we entered into a modification of our secured term loan which reduced the interest rate to the greater of (i) one-month term SOFR plus a 0.10% credit spread adjustment, and (ii) 0.50%, plus a credit spread of 4.50%.

The secured term loan as of September 30, 2022 is summarized as follows ($ in thousands):

Contractual	Stated		Borrowing
Maturity Date	Rate (1)	Interest Rate	Outstanding	Carrying Value
8/9/2026	S + 4.50%	7.64%	$756,997	$737,516

(1)
One-month term SOFR at September 30, 2022 was 3.04%.

The secured term loan as of December 31, 2021 is summarized as follows ($ in thousands):

Contractual	Stated		Borrowing
Maturity Date	Rate (1)	Interest Rate	Outstanding	Carrying Value
8/9/2026	S + 4.50%	5.00%	$762,717	$739,762

(1)
One-month term SOFR at December 31, 2021 was 0.05%.

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

Our debt related to real estate owned as of September 30, 2022 is summarized as follows ($ in thousands):

Contractual	Stated		Borrowing
Maturity Date	Rate (1)	Interest Rate	Outstanding	Carrying Value
February 9, 2024	L + 2.78%	5.78%	$290,000	$289,258

(1)
One-month LIBOR at September 30, 2022 was 3.14%, which exceeded the 3.00% ceiling provided by our interest rate cap. See Note 7 - Derivatives for further detail of our interest rate cap.

Our debt related to real estate owned as of December 31, 2021 is summarized as follows ($ in thousands):

Contractual	Stated		Borrowing
Maturity Date	Rate (1)	Interest Rate	Outstanding	Carrying Value
February 9, 2024	L + 2.78%	3.53%	$290,000	$289,806

(1)
One-month LIBOR at December 31, 2021 was 0.10%.

Acquisition Facility

On June 29, 2022, we entered into a $150.0 million full recourse credit facility. The facility generally provides interim financing for eligible loans for up to 180 days at an initial advance rate of 75%, which begins to decline after the 90th day. The facility matures on June 29, 2025 and earns interest at a rate of one-month term SOFR, plus a 0.10% credit spread adjustment, plus a spread of 2.25%. With the consent of our lenders, and subject to certain conditions, the commitment of the facility may be increased up to $500.0 million. As of September 30, 2022, the outstanding balance of the facility is $0.

Interest Expense and Amortization

The following table summarizes our interest and amortization expense on secured financings, debt related to real estate owned and on the secured term loan for the three and nine months ended September 30, 2022 and 2021, respectively ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest on secured financings	$49,893	$28,401	$107,051	$86,990
Interest on secured term loan	13,052	11,749	32,910	34,954
Interest on debt related to real estate owned (1)	3,903	2,640	9,206	13,001
Amortization of financing costs	5,040	5,280	14,475	16,243
Total interest and related expense	$71,888	$48,070	$163,642	$151,188

(1)
Interest on debt related to real estate owned includes $131,000 and $22,000 of amortization of financing costs for the three months ended September 30, 2022 and 2021, respectively. Interest on debt related to real estate owned includes $176,000 and $34,000 of amortization of financing costs for the nine months ended September 30, 2022 and 2021, respectively.

Note 7. Derivatives

As part of the agreement to amend the terms of our debt related to real estate owned on June 2, 2021, we acquired an interest rate cap with a notional amount of $290.0 million and a maturity date of February 15, 2024 for $275,000.

The interest rate cap effectively limits the maximum interest rate of our debt related to real estate owned to 5.78%. Increases or decreases in the fair value of our interest rate cap are recorded as an unrealized gain or loss on interest rate cap on our consolidated income statements and the fair value is recorded in other assets on our consolidated balance sheets. The fair value of the interest rate cap is $5.6 million at September 30, 2022.

Note 8. Fair Value Measurements

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

Financial Instruments Reported at Fair Value

The fair value of our interest rate cap is determined by using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the interest rate cap. The variable interest rates used in the calculation of projected receipts on the interest rate cap are based on a third-party expert's expectation of future interest rates derived from observable market interest rate curves and volatilities. Our interest rate cap is classified as Level 2 in the fair value hierarchy and is valued at $5.6 million at September 30, 2022 and $0 at December 31, 2021.

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows ($ in thousands):

	September 30, 2022
				Fair Value Hierarchy Level
	Carrying Value	Unpaid Principal Balance	Fair Value	Level 1	Level 2	Level 3
Loans receivable held-for-investment, net	$7,270,223	$7,380,506	$7,244,522	$-	$-	$7,244,522
Repurchase agreements	3,993,720	3,993,720	3,993,720	-	-	3,993,720
Loan participations sold, net	263,656	264,252	260,619	-	-	260,619
Notes payable, net	123,841	127,764	126,820	-	-	126,820
Secured term loan, net	737,516	756,997	724,825	-	-	724,825
Debt related to real estate owned, net	289,258	290,000	280,040	-	-	280,040

	December 31, 2021
				Fair Value Hierarchy Level
	Carrying Value	Unpaid Principal Balance	Fair Value	Level 1	Level 2	Level 3
Loans receivable held-for-investment, net	$6,340,295	$6,441,238	$6,434,157	$-	$-	$6,434,157
Interests in loans receivable held-for- investment, net	161,850	161,566	161,883	-	-	161,883
Repurchase agreements	3,489,511	3,489,511	3,484,834	-	-	3,484,834
Loan participations sold, net	167,744	168,322	168,738	-	-	168,738
Notes payable, net	48,000	48,000	48,000	-	-	48,000
Secured term loan, net	739,762	762,717	762,717	-	-	762,717
Debt related to real estate owned, net	289,806	290,000	281,723	-	-	281,723

Note 9. Equity

Common Stock

Our charter provides for the issuance of up to 500,000,000 shares of common stock with a par value of $0.01 per share. We had 140,055,714 common shares issued and 138,970,498 and 139,840,088 common shares outstanding as of September 30, 2022 and December 31, 2021, respectively.

The following table provides a summary of the number of common shares outstanding during the nine months ended September 30, 2022 and 2021, respectively, including redeemable common stock:

	Nine Months Ended
Common Stock Outstanding	September 30, 2022	September 30, 2021
Beginning balance	139,840,088	132,848,720
Conversion of fully vested restricted stock units to common shares	-	584,767
Repurchase of common shares	(869,590)	-
Ending balance	138,970,498	133,433,487

Repurchased Shares

We entered into an agreement (the “10b5-1 Purchase Plan”) with Morgan Stanley & Co. LLC, pursuant to which Morgan Stanley & Co. LLC, as our agent, will buy in the open market up to $25.0 million of our common stock in the aggregate during the period beginning on December 6, 2021 and ending at the earlier of 12 months and the date on which all the capital committed to the 10b5-1 Purchase Plan is expended. The 10b5-1 Purchase Plan will require Morgan Stanley & Co. LLC to purchase shares of our common stock on our behalf when the market price per share is below the book value per common share, subject to certain daily limits prescribed by the 10b5-1 Purchase Plan. For the period from December 6, 2021 through September 30, 2022, we repurchased 1,085,216 shares of common stock under the repurchase program at an average price per share of $16.09 for a total of $17.5 million.

Dividends

The following table details our dividend activity for common and preferred stock ($ in thousands, except per share data):

For the Quarter Ended
	March 31, 2022		June 30, 2022		September 30, 2022
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Dividends declared - common stock	$51,672	$0.37	$51,659	$0.37	$51,419	$0.37
Record Date - common stock	March 31, 2022		June 30, 2022		September 30, 2022
Payment Date - common stock	April 15, 2022		July 15, 2022		October 14, 2022

	For the Quarter Ended
	March 31, 2021		June 30, 2021		September 30, 2021
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Dividends declared - common stock	$50,000	$0.37	$50,000	$0.37	$50,000	$0.37
Dividends declared - preferred stock(1)	$4	$0.03	$4	$0.03	$4	$0.03
Record Date - common stock	March 19, 2021		June 16, 2021		September 17, 2021
Payment Date - common stock	April 1, 2021		July 7, 2021		October 7, 2021

(1)
Includes 125 preferred units issued at a price of $1,000 per unit and entitled to a 12.50% dividend paid semi-annually that were redeemed on December 15, 2021 at a price of $1,000 per unit.

Note 10. Earnings Per Share

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

As of September 30, 2022 and 2021, we had no dilutive securities. As a result, basic and diluted EPS are the same. The calculation of basic and diluted EPS is as follows ($ in thousands, except for share and per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income attributable to common stockholders	$42,071	$52,877	$134,717	$153,506
Dividends on participating securities	(799)	-	(1,598)	-
Participating securities' share in earnings	-	-	-	-
Basic earnings	$41,272	$52,877	$133,119	$153,506
Weighted average number of common stock, basic and diluted	139,430,153	133,433,487	139,592,500	133,491,390
Net income per share of common stock, basic and diluted	$0.30	$0.40	$0.95	$1.15

For the nine months ended September 30, 2022 and 2021, 863,524 and 0 weighted average unvested restricted stock units ("RSUs"), respectively, were excluded from the calculation of diluted EPS because the effect was anti-dilutive. For the three months ended September 30, 2022 and 2021, 2,159,280 and 0 weighted average unvested RSUs, respectively, were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

Note 11. Related Party Transactions

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

The following table summarizes our management fees ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Management fees	$9,944	$9,789	$29,594	$29,152
Total	$9,944	$9,789	$29,594	$29,152

Management Fees

Effective October 1, 2015, the Manager earns a base management fee in an amount equal to 1.50% per annum of Stockholders’ Equity. Management fees are reduced by our pro rata share of any management fees and incentive fees (if incentive fees are not incurred by us) paid to the Manager by CMTG/TT. Management fees are paid quarterly, in arrears. Management fees of $9.9 million and $10.0 million were accrued and were included in management fee payable – affiliate, in the consolidated balance sheets at September 30, 2022 and December 31, 2021.

On August 2, 2022 our Management Agreement was amended and restated, primarily to provide for reimbursement of allocable costs, including compensation of the Manager’s non-investment professionals, to provide for automatic one-year renewals of the agreement following its original expiration date, unless it is otherwise terminated by our Board, and to remove historical provisions that are no longer relevant to our business and certain reporting requirements that are not customary for a public company.

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

There were no accrued incentive fees on the consolidated balance sheets at September 30, 2022 and December 31, 2021, respectively.

Termination Fees

If we elect to terminate the Management Agreement, we are required to pay the Manager a termination fee equal to three times the sum of the average total annual amount of management fees and the average annual incentive fee paid by us over the prior two years.

Reimbursable Expenses

The Manager or its affiliates are entitled to reimbursement for certain documented costs and expenses incurred by them on our behalf, as set forth in the Management Agreement, excluding any expenses specifically required to be borne by the Manager under the Management Agreement. For the three months ended September 30, 2022 and 2021, we had $0.3 million and $0 of reimbursements of out-of-pocket costs incurred on our behalf by our Manager, respectively, which are included in general and administrative expenses. For the nine months ended September 30, 2022 and 2021, we reimbursed $0.4 million and $0.2 million of out-of-pocket costs incurred on our behalf by our Manager, respectively, which are included in general and administrative expenses.

Loans Receivable Held-for-Investment

As of September 30, 2022 and December 31, 2021, we have one loan with an outstanding principal balance of $92.8 million and $54.0 million, respectively, and a loan commitment of $141.1 million, whereby the borrower is an affiliate of a shareholder of our common stock who owns approximately 10.9% of common stock outstanding as of September 30, 2022 .
Note 12. Stock-Based Compensation

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

On April 4, 2019, the Board granted 877,498 time-based RSUs pursuant to the Plan which immediately became vested. Dividend equivalent payments accrued as if those shares were outstanding for all dividends declared during the period beginning August 25, 2015. The fair value of time-based RSUs was recognized immediately. The fair value of the 877,498 RSUs was determined to be $20.00 per share on the grant date based on our share issuances proximate to the grant date. On April 4, 2021, 584,767 fully vested RSUs were delivered and converted to common shares. During the nine months ended September 30, 2021, 292,731 time-based RSUs were forfeited prior to their delivery, resulting in the reversal of $5.9 million of previously recognized stock-based compensation expense which is included as other income in the consolidated statements of operations.

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

On May 24, 2022, we adopted the Deferred Compensation Plan to provide our directors and certain executives with an opportunity to defer payment of their equity-based compensation or RSUs and director cash fees, if applicable, pursuant to the terms of the Deferred Compensation Plan.

The Board awards time-based RSUs to eligible non-employee Board members on an annual basis as part of such Board members’ annual compensation in accordance with the Non-Employee Director Compensation Program. The time-based awards are generally issued in the second quarter on the date of the annual meeting of our stockholders, in conjunction with the director’s election to the Board, and the awards vest on the earlier of (x) the one-year anniversary of the grant date and (y) the date of the next annual meeting of our stockholders following the grant date, subject to the applicable participants' continued service through such vesting date. In June 2022, the eligible non-employee members of the Board were automatically granted an aggregate of 29,280 time-based RSUs under the Plan. Each RSU was granted with the right to receive dividend equivalents. Additionally, certain directors elected to defer their RSUs pursuant to the terms of the Deferred Compensation Plan. Such deferred awards will become payable on the earliest to occur of the participant’s separation from service or a change in control. The fair value of the 29,280 RSUs was determined to be $20.49 per share on the grant date based on the closing price of common stock on such date.

Under our Deferred Compensation Plan, certain of our Board members elected to receive the annual fees and/or time-based RSUs to which they are entitled under our Non-Employee Director Compensation Program in the form of deferred RSUs. Accordingly, we issued 2,894 of deferred RSUs in lieu of cash fees to such directors, and recognized a related expense of $49,000, during the three and nine months ended September 30, 2022, which is classified in general and administrative expenses.

On June 14, 2022, the Board granted an aggregate of 2,130,000 time-based RSUs to employees of the Manager or its affiliates, which vest in three equal installments on each of the first, second and third anniversaries of July 1, 2022, subject to the applicable participant’s continued service through each vesting date. Each RSU was granted with the right to receive dividend equivalents. The fair value of the 2,130,000 RSUs was determined to be $18.72 per share on the grant date based on the closing price of common stock on such date.

For the three and nine months ended September 30, 2022 we recognized $3.4 million and $4.0 million, respectively, of stock-based compensation expense related to the RSUs. For the three and nine months ended September 30, 2021, we recognized a net reversal of previously recognized compensation expense of $0.2 million and $0.4 million, respectively. Stock-based compensation expense is considered non-cash compensation expense for the three and nine months ended September 30, 2022 and 2021.

Stock-based compensation expense is recognized in earnings on a straight-line basis over the applicable award’s vesting period. Forfeitures of stock-based compensation awards are recognized as they occur. As of September 30, 2022, total unrecognized compensation expense was $36.4 million based on the grant date fair value of RSUs granted. This expense is expected to be recognized over a remaining period of 2.7 years from September 30, 2022.

The following table details the time-based RSU activity during the nine months ended September 30, 2022 and 2021:

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
		Weighted-Average		Weighted-Average
	Number of	Grant Date Fair	Number of	Grant Date Fair
	Restricted Shares	Value Per Share	Restricted Shares	Value Per Share
Unvested, December 31, 2021	-	$-	-	$-
Granted	2,159,280	$18.74	-	$-
Unvested, September 30, 2022	2,159,280	$18.74	-	$-

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
		Weighted-Average		Weighted-Average
	Number of	Grant Date Fair	Number of	Grant Date Fair
	Restricted Shares	Value Per Share	Restricted Shares	Value Per Share
Unvested, December 31, 2020	-	$-	1,622,499	$20.00
Forfeited/cancelled	-	$-	(525,206)	$20.00
Unvested, September 30, 2021	-	$-	1,097,293	$20.00

Note 13. Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with our taxable year ended December 31, 2015 and expect to continue to operate so as to qualify as a REIT. As a result, we will generally not be subject to federal and state income tax on that portion of our income that we distribute to stockholders if we distribute at least 90% of our taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains and activity conducted within our taxable REIT subsidiary (“TRS”), and comply with certain other requirements to qualify as a REIT. Since Commencement of Operations, we have been in compliance with all REIT requirements and we plan to continue to operate so that we meet the requirements for taxation as a REIT. Therefore, other than amounts relating to our TRS, as described below, we have not provided for current income tax expense related to our REIT taxable income for the nine months ended September 30, 2022 and 2021, respectively. Additionally, no provision has been made for federal or state income taxes in the accompanying financial statements, as we believe we have met the prescribed requisite requirements.

Our real estate owned is held in a TRS. A TRS is a corporation that is owned directly or indirectly by a REIT and has jointly elected with the REIT to be treated as a TRS for tax purposes. TRSs provide REITs the flexibility to hold, up to 20% of their total assets, entities or investments that otherwise would not be permissible in the REIT structure. Our TRS is not consolidated for U.S. federal income tax purposes and is taxed separately as a corporation. For financial reporting purposes, a provision or benefit for current and deferred taxes is established for the portion of earnings or expense recognized by us with respect to our TRS. No current or deferred tax benefit or expense was recorded for the three and nine months ended September 30, 2022. We recorded a deferred income tax benefit of $0 and $6.0 million during the three and nine months ended September 30, 2021.

We did not have any deferred tax assets or deferred tax liabilities at September 30, 2022 or December 31, 2021 due to a full valuation allowance that was established against our deferred tax assets.

We recognize tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in our consolidated statements of income. As of September 30, 2022 and December 31, 2021, we have not recorded any amounts for uncertain tax positions.

Our tax returns are subject to audit by taxing authorities. Tax years 2018 through 2021 remain open to examination by major taxing jurisdictions to which we are subject to taxes.

Note 14. Commitments and Contingencies

We hold a 51% interest in CMTG/TT as a result of committing to invest $124.9 million in CMTG/TT. Distributions representing repayment proceeds from CMTG/TT’s loans may be recalled by CMTG/TT, if the repayment occurred at least six months prior to the loan’s initial maturity date. As of September 30, 2022 and December 31, 2021, we contributed $163.1 million and $162.1 million, respectively, to CMTG/TT and have received return of capital distributions of $123.6 million, of which $111.1 million were recallable. As of September 30, 2022 and December 31, 2021, CMTG’s remaining capital commitment to CMTG/TT was $72.9 million and $73.8 million, respectively.

As of September 30, 2022 and December 31, 2021, we had aggregate unfunded loan commitments of $1.8 billion and $1.1 billion respectively, which amounts will generally be funded to finance lease-related or capital expenditures by our borrowers, subject to borrowers achieving certain conditions precedent to such funding. These future commitments will expire over the remaining term of the loans, none of which exceed five years.

Based on the fully extended maturity of our underlying loans, the contractual payments under all borrowings were as follows as of September 30, 2022 ($ in thousands):

Year	Amount
2022	$1,907
2023(1)	386,660
2024	1,077,086
2025	730,406
2026 and thereafter	3,236,674
$5,432,733

(1)
Assumes two loans with aggregate borrowings outstanding of $75.2 million that are in maturity default have an extended maturity date in 2023.

In the normal course of business, we may enter into contracts that contain a variety of representations and provide for general indemnifications. Our maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against us that have not yet occurred. However, based on experience, we expect the risk of loss to be remote.

Note 15. Subsequent Events

We have evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that the following events or transactions have occurred:

1. We originated two floating rate loan with an aggregate loan commitment of $246.5 million, of which $34.4 million was funded at closing.

2. We received the full repayment of two loans with an unpaid principal balance of $20.3 million at September 30, 2022.

3. We entered into a master participation and administration agreement with JP Morgan to finance certain of our mortgage loans. The facility has a maximum facility amount of $1.0 billion, of which $400.0 million was committed at closing. The financing is non-mark-to-market and matures five years after the date on which the last asset is financed under the facility.

4. On November 8, 2022 our Board of Directors authorized a share repurchase program that authorizes the repurchase of up to $100 million shares of our common stock. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions, accelerated share repurchase programs, or otherwise.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements herein and will make forward-looking statements in future filings with the SEC, press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words "believe," "expect," "anticipate," "estimate," "plan," "continue," "intend," "should," "may" or similar expressions, it intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: the macro- and micro-economic impact of the COVID-19 pandemic on our financial condition, results of operations, liquidity and capital resources; market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy; the demand for commercial real estate loans; our business and investment strategy; our operating results; actions and initiatives of the U.S. government and governments outside of the United States, changes to government policies and the execution and impact of these actions, initiatives and policies; the state of the economy generally or in specific geographic regions; economic trends and economic recoveries; our ability to obtain and maintain financing arrangements, including secured debt arrangements and securitizations; the timing and amount of expected future fundings of unfunded commitments; the availability of debt financing from traditional lenders; the volume of short-term loan extensions; the demand for new capital to replace maturing loans; expected leverage; general volatility of the securities markets in which we participate; changes in the value of our assets; the scope of our target assets; interest rate mismatches between our target assets and any borrowings used to fund such assets; changes in interest rates and the market value of our target assets; changes in prepayment rates on our target assets; effects of hedging instruments on our target assets; rates of default or decreased recovery rates on our target assets; the degree to which hedging strategies may or may not protect us from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting, legal or regulatory issues or guidance and similar matters; our continued maintenance of our qualification as a REIT for U.S. federal income tax purposes; our continued exclusion from registration under the Investment Company Act of 1940, as amended (the "1940 Act"); the availability of opportunities to acquire commercial mortgage-related, real estate-related and other securities; the availability of qualified personnel; estimates relating to our ability to make distributions to our stockholders in the future; our present and potential future competition; and unexpected costs or unexpected liabilities, including those related to litigation.

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

I. Key Financial Measures and Indicators

As a CRE finance company, we believe the key financial measures and indicators for our business are net income per share, dividends declared per share, Distributable Earnings per share, book value per share, adjusted book value per share, Net Debt-to-Equity Ratio and Total Leverage Ratio. During the three months ended September 30, 2022, we had net income per share of $0.30, Distributable Earnings per share of $0.33, and declared dividends of $0.37 per share. As of September 30, 2022, our book value per share was $17.96, our adjusted book value per share was $18.58, our Net-Debt-to-Equity Ratio was 2.0x, and our Total Leverage Ratio was 2.4x. We use Net Debt-to-Equity Ratio and Total Leverage Ratio, financial measures which are not prepared in accordance with GAAP, to evaluate our financial leverage, which in the case of our Total Leverage Ratio, makes certain adjustments that we believe provide a more conservative measure of our financial condition.

Net Income Per Share and Dividends Declared Per Share

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share ($ in thousands, except share and per share data):

	Three Months Ended
	September 30, 2022	June 30, 2022
Basic and diluted earnings	$41,272	$62,404
Weighted average shares of common stock outstanding, basic and diluted	139,430,153	139,637,949
Basic and diluted net income per share of common stock	$0.30	$0.45
Dividends declared per share of common stock	$0.37	$0.37

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

Distributable Earnings, and other similar measures, have historically been a useful indicator of a mortgage REITs’ ability to cover its dividends, and to mortgage REITs themselves in determining the amount of any dividends. Distributable Earnings is a key factor, among others, considered by the Board in setting the dividend and as such we believe Distributable Earnings is useful to investors. Accordingly, we believe providing Distributable Earnings on a supplemental basis to our net income as determined in accordance with GAAP is helpful to our stockholders in assessing the overall performance of our business.

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

While Distributable Earnings excludes the impact of our unrealized current provision for credit losses, loan losses are charged off and recognized through Distributable Earnings when deemed non-recoverable. Non-recoverability is determined (i) upon the resolution of a loan (i.e. when the loan is repaid, fully or partially, or in the case of foreclosure, when the underlying asset is sold), or (ii) with respect to any amount due under any loan, when such amount is determined to be non-collectible. During the three months ended September 30, 2022, we recorded a $2.4 million increase in the CECL reserve, which has been excluded from Distributable Earnings.

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

The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted-average diluted shares used for Distributable Earnings:

	Three Months Ended
Weighted-Averages	September 30, 2022	June 30, 2022
Diluted Shares - GAAP	139,430,153	139,637,949
Unvested RSUs	2,159,280	407,565
Diluted Shares - Distributable Earnings	141,589,433	140,045,514

The following table provides a reconciliation of net income attributable to common stock to Distributable Earnings ($ in thousands, except share and per share data):

	Three Months Ended
	September 30, 2022	June 30, 2022
Net income attributable to common stock:	$42,071	$63,234
Adjustments:
Non-cash stock-based compensation expense	3,426	604
Provision for current expected credit loss reserve	2,352	8,530
Depreciation expense	2,064	1,998
Unrealized gain on interest rate cap	(2,776)	(2,837)
Distributable Earnings prior to principal charge-offs	$47,137	$71,529
Principal charge-offs	-	(11,500)
Distributable Earnings	$47,137	$60,029
Weighted average diluted shares - Distributable Earnings	141,589,433	140,045,514
Diluted Distributable Earnings per share prior to principal charge-offs	$0.33	$0.51
Diluted Distributable Earnings per share	$0.33	$0.43

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

The following table sets forth the calculation of our book value and our adjusted book value per share ($ in thousands, except share and per share data):

	September 30, 2022	December 31, 2021
Total Stockholders’ Equity	$2,535,185	$2,604,267
Non-controlling interest	-	(37,636)
Stockholders’ Equity, net of non-controlling interest	$2,535,185	$2,566,631
Number of shares common stock outstanding and RSUs	141,129,778	139,840,088
Book Value per share(1)	$17.96	$18.35
Add back: accumulated depreciation on real estate owned	0.09	0.05
Add back: general CECL reserve	0.53	0.48
Adjusted Book Value per share	$18.58	$18.88

(1)
Calculated as (i) total stockholders’ equity less non-controlling interest divided by (ii) number of shares of common stock outstanding and RSUs at period end.

II. Our Portfolio

The below table summarizes our loan portfolio as of September 30, 2022 ($ in thousands):

				Weighted Average(2)
	Number of Loans	Loan Commitment(1)	Unpaid Principal Balance	Yield to Maturity(3)	Term to Fully Extended Maturity (in years) (4)	LTV(5)
Senior and subordinate loans	77	$9,150,041	$7,380,506	7.7%	3.5	67.8%

(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Weighted averages are based on unpaid principal balance.
(3)
All-in yield represents the weighted average annualized yield to initial maturity of each loan, inclusive of coupon, and fees received, based on the applicable floating benchmark rate/floors (if applicable), in place as of September 30, 2022.
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

Portfolio Activity and Overview

The following table summarizes changes in unpaid principal balance within our portfolio, for both our loans and for our interests in loans (i.e., loans in which we have acquired an interest in a loan for which the transferor did not account for the transaction as a sale under GAAP) for the three and nine months ended September 30, 2022 ($ in thousands):

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Loans Receivable	Interests in Loans Receivable	Total	Loans Receivable	Interests in Loans Receivable	Total
Unpaid principal balance, beginning of period	$7,139,571	$-	$7,139,571	$6,441,238	$161,566	$6,602,804
Initial funding of loans	687,550	-	687,550	1,996,086	-	1,996,086
Advances on loans	185,566	-	185,566	480,777	17,080	497,857
Loan repayments	(632,181)	-	(632,181)	(1,410,075)	(178,646)	(1,588,721)
Sale of loan receivable	-	-	-	(116,020)	-	(116,020)
Principal charge-offs	-	-	-	(11,500)	-	(11,500)
Total net fundings	$240,935	$-	$240,935	$939,268	$(161,566)	$777,702
Unpaid principal balance, end of period	$7,380,506	$-	$7,380,506	$7,380,506	$-	$7,380,506

The following table details our loan investments individually based on unpaid principal balances as of September 30, 2022 ($ in thousands):

Loan Number	Loan type	Origination Date	Loan Commitment(1)	Unpaid Principal Balance	Carrying Value	Fully Extended Maturity(2)	Property Type	Construction(4)	Location	Risk Rating
1	Senior	12/16/2021	405,000	396,420	393,600	6/16/2027	Multifamily	-	CA	3
2	Senior	11/1/2019	390,000	390,000	388,770	11/1/2026	Multifamily	-	NY	3
3	Senior	6/13/2018	280,000	280,000	280,983	8/1/2023	Hospitality	-	NY	3
4	Senior	10/18/2019	279,549	239,733	239,569	10/18/2024	For Sale Condo	Y	CA	3
5	Senior	10/4/2019	263,000	217,089	216,684	10/1/2025	Mixed-Use	Y	DC	3
6	Senior	6/30/2022	227,000	211,222	208,568	6/30/2029	Hospitality	-	CA	3
7	Senior	12/27/2018	210,000	207,548	207,548	2/1/2025	Mixed-Use	-	NY	4
8	Senior	8/17/2022	235,000	205,000	202,800	8/17/2027	Hospitality	-	CA	3
9	Senior	7/21/2021	225,000	200,529	199,143	7/26/2026	Hospitality	-	GA	3
10	Senior	9/7/2018	192,600	192,600	192,282	10/18/2024	Land	-	NY	3
11	Senior	2/15/2022	262,500	172,020	169,691	2/14/2027	Multifamily	Y	CA	3
12	Senior	1/14/2022	170,000	170,000	168,705	1/14/2027	Multifamily	-	CO	3
13	Senior	4/14/2022	193,400	166,700	165,061	4/14/2027	Multifamily	-	MI	3
14	Senior	9/27/2019	258,400	159,340	157,903	9/26/2026	Office	-	GA	4
15	Senior	9/20/2019	225,000	151,285	149,628	12/31/2025	For Sale Condo	Y	FL	3
16	Senior	2/28/2019	150,000	150,000	149,844	2/28/2024	Office	-	CT	3
17	Senior	1/9/2018	148,500	148,500	148,341	1/9/2024	Hospitality	-	VA	3
18	Senior	9/8/2022	160,000	148,500	146,945	9/8/2027	Multifamily	-	AZ	3
19	Senior	12/30/2021	147,500	147,500	147,144	12/30/2025	Multifamily	-	PA	3
20	Senior	8/8/2019	154,999	137,713	137,165	8/8/2026	Multifamily	-	CA	3
21	Senior	4/14/2022	151,698	133,059	131,453	4/26/2027	Multifamily	-	TX	3
22	Senior	12/10/2021	130,000	130,000	129,187	12/10/2026	Multifamily	-	VA	3
23	Subordinate	12/9/2021	125,000	125,000	124,740	1/1/2027	Office	-	IL	3
24	Senior	9/23/2021	127,535	122,535	121,637	9/24/2028	Hospitality	-	TX	3
25	Senior	9/30/2019	122,500	122,500	122,346	2/9/2027	Office	-	NY	3
26	Senior	4/29/2019	120,000	119,510	119,261	4/29/2024	Mixed-Use	-	NY	3
27	Senior	3/1/2022	122,000	118,600	117,714	2/28/2027	Multifamily	-	TX	3
28	Senior	8/8/2022	115,000	115,000	113,960	8/8/2027	Multifamily	-	CO	3
29	Senior	7/20/2021	113,500	113,500	113,178	7/19/2026	Multifamily	-	IL	3
30	Senior	2/13/2020	124,810	112,341	111,910	2/13/2025	Office	-	CA	4
31	Senior	6/17/2022	127,250	110,265	108,781	6/17/2027	Multifamily	-	TX	3
32	Senior	6/8/2018	104,250	104,250	105,342	1/15/2022	Land	-	NY	4
33	Senior	12/15/2021	103,000	103,000	102,319	12/13/2026	Multifamily	-	TN	3
34	Senior	10/11/2017	97,500	97,500	97,489	10/31/2023	Hospitality	-	CA	3
35	Senior	8/2/2021	100,000	95,969	95,398	8/2/2026	Office	-	CA	3
36	Senior	1/27/2022	100,800	95,633	94,918	1/27/2027	Multifamily	-	NV	3
37	Senior	4/1/2020	141,084	92,841	91,736	4/1/2026	Office	Y	TN	3

Loan Number	Loan type	Origination Date	Loan Commitment(1)	Unpaid Principal Balance	Carrying Value	Fully Extended Maturity(2)	Property Type	Construction(4)	Location	Risk Rating
38	Senior	3/31/2020	87,750	87,750	87,750	2/9/2025	Office	-	TX	4
39	Senior	6/13/2018	76,499	76,499	73,748	7/10/2025	Hospitality	-	CA	4
40	Senior	4/5/2019	75,500	75,500	75,406	4/5/2024	Mixed-Use	-	NY	3
41	Senior	12/14/2018	75,000	75,000	74,961	12/14/2023	Multifamily	-	DC	3
42	Senior	8/1/2022	115,250	74,998	74,639	7/30/2026	Hospitality	Y	NY	3
43	Senior	7/27/2022	76,000	72,426	71,894	7/27/2027	Multifamily	-	UT	3
44	Senior	8/26/2021	84,810	69,869	69,252	8/27/2026	Office	-	GA	3
45	Senior	8/2/2019	67,000	67,000	67,000	1/30/2022	Land	-	NY	4
46	Senior	12/22/2021	76,350	64,097	63,483	12/22/2026	Multifamily	-	TX	3
47	Senior	8/29/2018	60,000	60,000	59,862	8/31/2023	Hospitality	-	NY	3
48	Senior	3/22/2021	148,303	57,160	56,106	3/22/2026	Other	Y	MA	3
49	Senior	1/19/2022	73,677	52,716	52,091	1/19/2027	Hospitality	-	TN	3
50	Senior	11/2/2021	77,115	52,647	51,967	11/2/2026	Multifamily	Y	FL	3
51	Senior	6/3/2021	79,600	52,560	51,966	6/3/2026	Other	-	MI	3
52	Senior	3/15/2022	53,300	49,844	49,415	3/15/2027	Multifamily	-	AZ	3
53	Senior	12/30/2021	44,661	44,661	44,391	12/30/2025	For Sale Condo	-	VA	3
54	Senior	1/10/2022	130,461	40,841	39,538	1/9/2027	Other	Y	PA	3
55	Senior	2/4/2022	44,768	38,002	37,628	2/4/2027	Multifamily	-	TX	3
56	Subordinate	12/21/2018	31,300	31,300	31,456	6/21/2022	Land	-	NY	3
57	Senior	4/18/2019	30,000	30,000	29,913	5/1/2023	Office	-	MA	3
58	Subordinate	7/2/2021	30,200	28,181	28,146	7/2/2024	Land	-	FL	3
59	Senior	12/30/2021	141,791	25,856	24,491	12/30/2026	Mixed-use	Y	FL	3
60	Senior	2/2/2022	90,000	24,122	23,225	2/2/2027	Office	Y	WA	3
61	Senior	2/17/2022	28,479	23,924	23,698	2/17/2027	Multifamily	-	TX	3
62	Senior	8/2/2019	20,660	20,660	20,861	2/2/2024	For Sale Condo	-	NY	3
63	Senior	11/24/2021	60,255	20,070	19,478	11/22/2026	Multifamily	Y	NV	3
64(3)	Senior	4/9/2021	17,500	17,500	17,668	4/29/2023	Land	-	PA	3
65	Senior	1/31/2022	34,641	12,667	12,332	1/31/2027	Other	Y	FL	3
66	Senior	3/9/2018	14,789	12,052	11,850	5/31/2023	For Sale Condo	-	NY	3
67	Senior	6/30/2022	48,500	7,614	7,137	6/30/2026	Other	Y	NV	3
68	Senior	7/1/2019	3,500	3,500	3,500	12/30/2020	Other	-	NY	5
69(3)	Senior	5/5/2017	2,838	2,838	2,838	1/1/2023	Other	-	DC	5
70	Senior	1/4/2022	32,795	2,396	2,069	1/4/2027	Other	Y	GA	3
71	Subordinate	8/2/2018	927	927	907	7/9/2023	Other	-	NY	2
72	Senior	2/18/2022	32,083	913	592	2/18/2027	Other	Y	FL	3
73	Senior	4/19/2022	23,378	689	455	4/19/2027	Other	Y	GA	3
74	Senior	2/25/2022	53,984	525	(15)	2/25/2027	Other	Y	GA	3
75	Senior	4/19/2022	24,245	-	(242)	4/19/2027	Other	Y	GA	3
76	Senior	5/16/2022	202,500	-	(2,025)	5/13/2027	Mixed-Use	Y	VA	3
77	Senior	9/2/2022	176,257	-	(1,763)	9/2/2027	Multifamily	Y	UT	3

Total			9,150,041	7,380,506	7,329,411
CECL Allowance					(59,188)
Grand Total/Weighted Average			9,150,041	7,380,506	7,270,223			28.0%		3.1

(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Fully extended maturity assumes all extension options are exercised by the borrower upon satisfaction of the applicable conditions.
(3)
Subsequent to September 30, 2022, this loan was repaid in full.
(4)
Weighted average is based on loan commitment as of September 30, 2022.

Real Estate Owned, Net

On February 8, 2021, we acquired legal title to a portfolio of hotel properties located in New York, NY through a foreclosure. Prior to February 8, 2021, the hotel portfolio represented the collateral for the $103.9 million mezzanine loan that we held, which was in default as a result of the borrower failing to pay debt service. The hotel portfolio appears as real estate owned, net on our balance sheet and, as of September 30, 2022, was encumbered by a $290.0 million securitized senior mortgage, which is included as a liability on our balance sheet. Refer to Note 5 to our consolidated financial statements for additional details.

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

Our Manager reviews our entire loan portfolio at least quarterly, undertakes an assessment of the performance of each loan, and assigns it a risk rating between “1” and “5,” from least risk to greatest risk, respectively. The weighted average risk rating of our total loan exposure was 3.1 at September 30, 2022.

Current Expected Credit Losses

On January 1, 2021, we adopted ASU 2016-13, which implemented the CECL accounting model. Following adoption, we recorded a $78.3 million cumulative effect adjustment to retained earnings.

During the second quarter of 2022, we recorded a principal charge-off of $11.5 million against a loan made to the personal estate of a former borrower. Prior to the charge-off, the loan had an unpaid principal balance $15.0 million and a specific CECL reserve of $6.0 million, resulting in a carrying value of $9.0 million. Following the charge-off, the loan carrying value was $3.5 million, which represents estimated collection. The loan is on non-accrual status and is in maturity default.

During three months ended September 30, 2022, we recorded a provision of $2.4 million in the allowance for credit losses, bringing our total reserve to $75.0 million as of September 30, 2022.

In December 2021, we received a partial principal repayment of $81.7 million on a senior loan with an outstanding principal balance of $95.0 million, and a maturity date of May 31, 2021, and recorded a principal charge-off of $1.8 million. Following the repayment, the maturity date of the loan was extended to January 1, 2023. As of September 30, 2022, the loan had an unpaid principal balance of $2.8 million and a specific CECL reserve of $38,000. Subsequent to September 30, 2022 this loan was repaid in full.

Portfolio Financing

Our portfolio financing arrangements include repurchase facilities, asset-specific financing structures, mortgages on real estate owned and Secured Term Loan borrowings.

The following table summarizes our loan portfolio financing ($ in thousands):

	September 30, 2022
	Capacity	Borrowing Outstanding	Weighted Average Spread(1)
Repurchase agreements	$4,700,000	$3,781,687	+ 2.16%
Repurchase agreements - Side Car	271,171	212,033	+ 4.51%
Loan participations sold	264,252	264,252	+ 3.77%
Notes payable	383,898	127,764	+ 3.09%
Secured Term Loan	756,997	756,997	+ 4.50%
Debt related to real estate owned	290,000	290,000	+ 2.78%
Total / weighted average	$6,666,318	$5,432,733	+ 2.71%

(1)
Weighted average spread over the applicable benchmark is based on unpaid principal balance. One-month LIBOR as of September 30, 2022 was 3.14%. One-month term SOFR as of September 30, 2022 was 3.04%. Fixed rate loans are presented as a spread over the relevant floating benchmark rates.

Repurchase Agreements

We finance certain of our loans using secured revolving repurchase facilities. As of September 30, 2022, aggregate borrowings outstanding under our secured revolving repurchase facilities totaled $4.0 billion, with a weighted average coupon of one-month LIBOR or one-month term SOFR plus 2.29% per annum. All weighted averages are based on unpaid principal balance. As of September 30, 2022, outstanding borrowings under these facilities had a weighted average term to fully extended maturity (assuming we exercise all extension options and our counterparty agrees to such extension options) of 3.7 years.

Each of the secured revolving repurchase facilities contains “margin maintenance” provisions, which are designed to allow the lender to require additional collateral to secure borrowings against assets that are determined to have experienced a diminution in value. Since inception through September 30, 2022, we have not received any margin calls under any of our repurchase facilities.

Loan Participations Sold

We finance certain investments via the sale of a participation in loans receivable that we own, and we present the loan participation sold as a liability on our consolidated balance sheet when such arrangement does not qualify as a sale under GAAP. In instances where we have multiple loan participations with the same lender, the financings are generally not cross-collateralized. Each of our loan participations sold is generally term-matched to its corresponding loan collateral. As of September 30, 2022, three of our loans were financed with loan participations sold.

Notes Payable

We finance certain investments on a match-term, non-recourse basis with such financings collateralized by our loans receivable, which we refer to as notes payable. Each of our notes payable is generally term-matched to its corresponding loan collateral. As of September 30, 2022, four of our loans were financed with notes payable.

Secured Term Loan

We have a secured term loan of $757.0 million which we originally entered into on August 9, 2019. Our secured term loan is presented net of any original issue discount and transaction expenses which are deferred and recognized as a component of interest expense over the life of the loan using the effective interest method.

On December 2, 2021, we entered into a modification of our secured term loan which reduced the interest rate to the greater of (i) one-month term SOFR plus a 0.10% credit spread adjustment and (ii) 0.50%, plus a credit spread of 4.50%. The secured term loan matures on August 9, 2026. As of September 30, 2022, our secured term loan has an unpaid principal balance of $757.0 million and a carrying value of $737.5 million.

Debt Related to Real Estate Owned

On February 8, 2021 we assumed a $300.0 million securitized senior mortgage in connection with a Uniform Commercial Code foreclosure on a portfolio of seven limited service hotels located in New York, New York. In June 2021, we modified the securitized senior mortgage, which resulted in an extension of the contractual maturity date to February 9, 2024, a principal repayment of $10.0 million, and the payment of $7.6 million of fees and modification costs, among other items. The securitized senior mortgage is non-recourse to us. Our debt related to real estate owned as of September 30, 2022 has an outstanding principal balance of $290.0 million, a carrying value of $289.3 million and a stated rate of one-month LIBOR plus 2.78%, subject to a one-month LIBOR floor of 0.75%. See Derivatives below for further detail of our interest rate cap.

Derivatives

As part of the agreement to amend the terms of our debt related to real estate owned on June 2, 2021, we acquired an interest rate cap with a notional amount of $290.0 million and a maturity date of February 15, 2024 for $275,000. The fair value of the interest rate cap is $5.6 million at September 30, 2022.

The interest rate cap effectively limits the maximum interest rate of our debt related to real estate owned to 5.78%. Increases or decreases in the fair value of our interest rate cap are recorded as an unrealized gain or loss on interest rate cap on our consolidated statements of operations and the fair value is recorded in other assets on our consolidated balance sheets.

Acquisition Facility

On June 29, 2022, we entered into a $150.0 million full recourse credit facility. The facility generally provides interim financing for eligible loans for up to 180 days at an initial advance rate of 75%, which begins to decline after the 90th day. The facility matures on June 29, 2025 and earns interest at a rate of one-month term SOFR, plus a 0.10% credit spread adjustment, plus a spread of 2.25%. With the consent of our lenders, and subject to certain conditions, the commitment of the facility may be increased up to $500.0 million. As of September 30, 2022, the outstanding balance of the facility is $0.

As of September 30, 2022, we were in compliance with all financial covenants under our financing.

Non-Consolidated Senior Interests Sold and Non-Consolidated Senior Interests Held by Third Parties

In certain instances, we use structural leverage through the non-recourse syndication of a match-term senior loan interest to a third party which qualifies for sale accounting under GAAP, or through the acquisition of a subordinate loan for which a non-recourse senior interest is retained by a third party. In such instances, the senior loan is not included on our consolidated balance sheet.

The following table summarizes our non-consolidated senior interests and related retained subordinate interests as of September 30, 2022 ($ in thousands):

Non-Consolidated Senior Interests	Loan Count	Loan Commitment	Unpaid Principal Balance	Carrying Value	Spread(1)	Term to Fully Extended Maturity (in years)(2)(3)
Floating rate non-consolidated senior loans	2	$111,000	$107,014	N/A	L + 5.05%	0.9
Retained floating rate subordinate loans	2	61,500	59,481	59,603	L + 11.57%	0.8
Fixed rate non-consolidated senior loans	2	$861,073	$859,660	N/A	3.47%	4.1
Retained fixed rate subordinate loans	2	125,927	125,927	125,647	8.49%	4.2

(1)
Non-consolidated senior interests are indexed to one-month LIBOR, which was 3.14% at September 30, 2022. Weighted average is based on unpaid principal balance.
(2)
Weighted average is based on unpaid principal balance.
(3)
Term to fully extended maturity is determined based on the maximum maturity of each of the corresponding loans, assuming all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.

Floating and Fixed Rate Portfolio

Our business model seeks to minimize our exposure to changing interest rates by originating floating rate loans and as much as possible, match-funding the duration of our financing of such loans and using the same benchmark indices, typically one-month LIBOR or one-month term SOFR. As of September 30, 2022, 97.8% of our loans based on unpaid principal balance were floating rate and the majority of our floating rate loans were financed with liabilities that require interest payments based on floating rates also determined by reference to one-month LIBOR or one-month term SOFR plus a spread, which resulted in approximately $1.8 billion of net floating rate exposure.

The following table details our net floating rate exposure as of September 30, 2022 ($ in thousands):

Net Floating Rate Exposure(1)
Floating rate assets	$7,215,529
Floating rate liabilities	(5,412,733)
Net floating rate exposure	$1,802,796

(1)
Our floating rate loans and related liabilities are all indexed to one-month LIBOR or one-month term SOFR. One-month LIBOR as of September 30, 2022 was 3.14%. One-month term SOFR as of September 30, 2022 was 3.04%.

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

Results of Operations – Three Months Ended September 30, 2022 and June 30, 2022

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

Operating Results

The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2022, and June 30, 2022 ($ in thousands, except per share data):

	Three Months Ended
	September 30, 2022	June 30, 2022	$ Change	% Change
Revenue
Interest and related income	$126,520	$98,993	$27,527	28%
Less: interest and related expense	67,985	46,871	21,114	45%
Net interest income	58,535	52,122	6,413	12%
Revenue from real estate owned	17,882	17,118	764	4%
Total revenue	76,417	69,240	7,177	10%
Expenses
Management fees - affiliate	9,944	9,843	101	1%
General and administrative expenses	4,819	4,748	71	1%
Stock-based compensation expense	3,426	604	2,822	467%
Operating expenses on real estate owned	11,366	10,536	830	8%
Interest expense from debt related to real estate owned	3,903	2,719	1,184	44%
Depreciation on real estate owned	2,064	1,998	66	3%
Total expenses	35,522	30,448	5,074	17%
Realized gain on sale of loan	-	30,090	(30,090)	-100%
Unrealized gain on interest rate cap	2,776	2,837	(61)	-2%
Income from equity method investment	929	-	929	100%
(Provision) reversal of current expected credit loss reserve	(2,352)	(8,530)	6,178	-72%
Net income	$42,248	$63,189	$(20,941)	-33%
Net income (loss) attributable to non-controlling interests	$177	$(45)	$222	-493%
Net income attributable to common stock	$42,071	$63,234	$(21,163)	-33%
Net income per share of common stock - basic and diluted	$0.30	$0.45	$(0.15)	-33%

Comparison of the three months ended September 30, 2022 and June 30, 2022

Revenue

Revenue increased $7.2 million during the three months ended September 30, 2022, compared to the three months ended June 30, 2022. The increase is primarily due to an increase in net interest income of $6.4 million for the comparative period, which was driven by an increase in interest income earned of $27.5 million primarily as a result of reference rate increases, interest income earned on new originations and follow on fundings, and accelerated OID recognized during the third quarter of 2022, offset in part by an increase in interest expense of $21.1 million primarily as a result of reference rate increases and interest expense owed on new financings during the third quarter of 2022. Additionally, the increase in revenue was driven by an increase in revenue from real estate owned of $0.8 million due to higher occupancy during the third quarter of 2022.

Expenses

Expenses are primarily comprised of base management fees payable to our Manager, general and administrative expenses, stock-based compensation expense, operating expenses from real estate owned, interest expense from debt related to real estate owned, and depreciation on real estate owned. Expenses increased by $5.1 million during the three months ended September 30, 2022 as compared to the three months ended June 30, 2022, primarily due to:

(i) an increase in stock based compensation expense of $2.8 million due to a full quarter of stock-based compensation expense incurred on restricted stock units granted in June of 2022;

(ii) an increase in interest expense from debt related to real estate owned of $1.2 million due to reference rate increases during the third quarter of 2022;

(iii) an increase in operating expenses from real estate owned of $0.8 million, due to increased variable operating expenses in connection with the higher occupancy levels.

Realized gain on sale of loan

During the three months ended June 30, 2022, we realized a gain on the sale of a loan of $30.1 million. No loans were sold during the three months ended September 30, 2022.

Unrealized gain on interest rate cap

Unrealized gain on interest rate cap was $0.06 million lower during the comparative period. The fair value of the interest rate cap generally continues to increase as interest rates increase, offset in part by the impact of shorter duration of the cap remaining.

Income from equity method investment

During the three months ended September 30, 2022, we recognized income from our equity method investment of $0.9 million as a result of us accounting for our investment in CMTG/TT as an equity method investment commencing in the third quarter of 2022. We did not hold any equity method investments during the three months ended June 30, 2022.

(Provision) reversal of current expected credit loss reserve

The provision for current expected credit loss reserves was $6.2 million lower than the provision for current expected credit loss reserves during the comparative period, due to a specific CECL reserve of $11.5 million on one loan which was charged-off during the three months ended June 30, 2022. Additional reserves of $2.4 million incurred during the three months ended September 30, 2022 relate primarily to the increase in the size of the portfolio and worsening economic conditions.

Results of Operations – Nine Months Ended September 30, 2022, and September 30, 2021

The following table sets forth information regarding our consolidated results of operations for nine months ended September 30, 2022 and 2021 ($ in thousands, except per share data):

	Nine Months Ended
	September 30, 2022	September 30, 2021	$ Change	% Change
Revenue
Interest and related income	$316,207	$314,326	$1,881	1%
Less: interest and related expense	154,436	138,187	16,249	12%
Net interest income	161,771	176,139	(14,368)	-8%
Revenue from real estate owned	41,813	15,620	26,193	168%
Total revenue	203,584	191,759	11,825	6%
Expenses
Management fees - affiliate	29,594	29,152	442	2%
General and administrative expenses	13,910	5,393	8,517	158%
Stock-based compensation	4,030	(376)	4,406	1172%
Operating expenses from real estate owned	29,682	16,739	12,943	77%
Interest expense on debt related to real estate owned	9,206	13,001	(3,795)	-29%
Depreciation on real estate owned	6,002	5,173	829	16%
Total expenses	92,424	69,082	23,342	34%
Realized gain on sale of loan	30,090	-	30,090	100%
Unrealized gain on interest rate cap	5,613	-	5,613	100%
Gain on foreclosure of real estate owned	-	1,430	(1,430)	-100%
Income from equity method investment	929	-	929	100%
Other income	-	5,855	(5,855)	-100%
(Provision) reversal of current expected credit loss reserve	(12,984)	17,413	(30,397)	-175%
Income before income taxes	134,808	147,375	(12,567)	-9%
Income tax benefit	-	6,025	(6,025)	-100%
Net income	$134,808	$153,400	$(18,592)	-12%
Net income (loss) attributable to non-controlling interests	$91	$(118)	$209	177%
Net income attributable to preferred stock	$-	$12	$(12)	-100%
Net income attributable to common stock	$134,717	$153,506	$(18,789)	-12%
Net income per share of common stock - basic and diluted	$0.95	$1.15	$(0.20)	-17%

Comparison of the nine months ended September 30, 2022 and September 30, 2021

Revenue

Revenue increased $11.8 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase is primarily due to an increase in revenue from real estate owned of $26.2 million due to improved travel and demand at the hotel portfolio for the comparative period. The increase was partially offset by a decrease in net interest income of $14.4 million for the comparative period, which was driven by an increase in interest expense of $16.3 million, as a result of reference rate increases and increased borrowing levels, offset in part by a increase in interest income of $1.9 million, as a result of reference rate increases and accelerated OID recognized over the nine months ended September 30, 2022.

Expenses

Expenses are primarily comprised of base management fees payable to our Manager, general and administrative expenses, stock based compensation expense, operating expenses from real estate owned, interest expense from debt related to real estate owned, and depreciation on real estate owned. Expenses increased by $23.3 million, during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily due to:

(i) an increase in operating expenses from real estate owned of $12.9 million during the comparative period, due to increased variable operating expenses in connection with higher occupancy levels at the hotel portfolio during the comparative period;

(ii) an increase in general and administrative expenses of $8.5 million during the comparative period, due primarily to an increase in general operating expenses incurred in connection with becoming a public company as of November 3, 2021;

(iii) an increase in stock based compensation of $4.4 million during the comparative period, due to restricted stock units granted during the second quarter of 2022;

(iv) offset by a decrease in interest expense on debt related to real estate owned of $3.8 million primarily as a result of additional interest expense on debt related to real estate owned incurred in connection with the modification of debt during the nine months ended September 30, 2021, offset in part by the reference rate increases and the debt related to real estate owned being outstanding for longer during the nine months ended September 30, 2022.

Realized gain on sale of loan

During the nine months ended September 30, 2022, we realized a gain on the sale of a loan of $30.1 million. There were no loans sold during the nine months ended September 30, 2021.

Unrealized gain on interest rate cap

Unrealized gain on interest rate cap was $5.6 million higher during the comparative period due to the recognition of a $5.6 million increase in the fair value of the interest rate cap during the nine months ended September 30, 2022 as a result of rising interest rates.

Gain on foreclosure of real estate owned

During the nine months ended September 30, 2021, we recognized a gain of $1.4 million on the foreclosure of a portfolio of seven limited-service hotel properties located in New York, New York. This gain was based upon the estimated fair value of the hotel properties of $414.0 million as determined by a third-party appraisal, and our assumption of working capital and debt related to real estate owned, relative to our basis in the investment at the time of foreclosure. The fair value was determined using discount rates ranging from 8.50% to 8.75% and a terminal capitalization rate of 6.00% on projected net operating profits on the hotels.

Income from equity method investment

During the nine months ended September 30, 2022, we recognized income from equity method investment of $0.9 million as a result of us accounting for our investment in CMTG/TT as an equity method investment during the third quarter of 2022. We did not hold any equity method investments during the three months ended June 30, 2022.

Other income

During the nine months ended September 30, 2021, 292,731 fully-vested time-based RSU awards were forfeited prior to their delivery pursuant to the terms of the RSU award documents, resulting in us reversing previously recognized compensation expense associated with these RSU awards.

(Provision) reversal of current expected credit loss reserve

During the nine months ended September 30, 2022, we recorded a provision of current expected credit loss reserves of $13.0 million compared to a reversal of current expected credit loss reserves of $17.4 million during the nine months ended September 30, 2021. The provision is primarily attributable to an increase in size of the portfolio and changes in macroeconomic conditions during the comparative period.

Income tax benefit

Income tax benefit was $6.0 million lower during the comparative period. The change in the comparative periods is due to the recognition of a full valuation allowance of our deferred tax asset during the nine months ended September 30, 2022.

Liquidity and Capital Resources

Capitalization

We have capitalized our business to date primarily through the issuance of shares of our common stock and borrowings under our secured financings and our Secured Term Loan. As of September 30, 2022, we had 138,970,498 shares of our common stock outstanding, representing $2.5 billion of stockholders’ equity and we also had $5.4 billion of outstanding borrowings under our secured financings, our Secured Term Loan, our debt related to real estate owned, and our acquisition facility. As of September 30, 2022, our secured financings consisted of six secured revolving repurchase facilities for loan investments with capacity of $5.0 billion and an outstanding balance of $4.0 billion, seven asset-specific financings for loan investments with capacity $648.2 million and an outstanding balance of $392.0 million and an acquisition facility with a capacity of $150.0 million and no outstanding balance. As of September 30, 2022, our Secured Term Loan had an outstanding balance of $757.0 million and our debt related to real estate owned had an outstanding balance of $290.0 million.

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

The following table presents our Net Debt-to-Equity and Total Leverage Ratios as of September 30, 2022 and December 31, 2021 ($ in thousands):

	September 30, 2022	December 31, 2021
Asset specific debt	$4,670,475	$3,995,061
Secured term loan, net	737,516	739,762
Total debt	5,407,991	4,734,823
Less: cash and cash equivalents	(225,556)	(310,194)
Net Debt	$5,182,435	$4,424,629
Total Stockholders’ Equity	$2,535,185	$2,604,267
Net Debt-to-Equity Ratio	2.0x	1.7x
Non-consolidated senior loans	966,674	1,063,939
Total Leverage	$6,149,109	$5,488,568
Total Leverage Ratio	2.4x	2.1x

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents, interest income from our loans, loan repayments, available borrowings under our secured revolving repurchase facilities and identified borrowing capacity related to our notes payable and loan participations sold, borrowings under our Secured Term Loan, and proceeds from the issuance of our common stock. The following table sets forth, as of September 30, 2022 and December 31, 2021, our sources of available liquidity ($ in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$225,556	$310,194
Loan principal payments held by servicer(1)	4,198	67,100
Approved and undrawn credit capacity	276,818	19,283
Total sources of liquidity	$506,572	$396,577

(1)
Represents loan principal payments held in lockboxes or by our third-party loan servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle, net of the related secured debt balance.

We have $535.0 million unpaid principal balance of unencumbered loans at September 30, 2022. Such commitments are subject to pledging additional collateral that is subsequently approved by our financing counterparty.

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

As of September 30, 2022, we had aggregate unfunded loan commitments of $1.8 billion which comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs, and their funding will vary depending on the progress of capital projects, leasing, and cash flows at the properties securing our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan commitments over the remaining maximum term of the related loans, which have a weighted-average future funding period of 4.2 years.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of September 30, 2022 were as follows ($ in thousands):

	Payment Timing
	Total Obligations	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Unfunded loan commitments(1)	$1,769,535	$897,745	$790,643	$81,147	$-
Secured financings, term loan agreement, and debt related to real estate owned— principal and interest(2)	6,399,839	514,251	1,768,560	3,867,734	249,294
Total	$8,169,374	$1,411,996	$2,559,203	$3,948,881	$249,294

(1)
The allocation of our unfunded loan commitments is based on the earlier of our expected funding date and the commitment expiration date.
(2)
The allocation of our secured financings and term loan agreement is based on the earlier of the fully extended maturity date of each individual borrowing or the maximum maturity date under the respective agreement, and assumes two loans with aggregate borrowings outstanding of $75.2 million that are in maturity default have an extended maturity date in 2023
(3)
Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured financing agreements and one-month LIBOR or one-month term SOFR in effect as of September 30, 2022 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates will vary over time. Our floating rate loans and related liabilities are indexed to one-month LIBOR or one-month term SOFR. Totals exclude non-consolidated senior interests.

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

Loan Maturities

The following table summarizes the future scheduled repayments of principal based on fully extended maturity dates for the loan portfolio as of September 30, 2022 ($ in thousands):

Year	Unpaid Principal Balance(1)	Loan Commitment(1)
2022	$—	$—
2023	575,817	578,554
2024	974,684	1,017,009
2025	1,044,673	1,179,220
2026	1,847,763	2,447,957
Thereafter	2,731,519	3,721,251
Total	$7,174,456	$8,943,991

(1)
Excludes the principal balance for loans which are in maturity default.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash for the nine months ended September 30, 2022 and 2021, respectively ($ in thousands):

	September 30, 2022	September 30, 2021
Net cash flows provided by operating activities	$91,004	$144,538
Net cash flows (used in) investing activities	(650,877)	(302,488)
Net cash flows provided by financing activities	488,403	(13,192)
Net decrease in cash and cash equivalents and restricted cash	$(71,470)	$(171,142)

We experienced a net decrease in cash and cash equivalents and restricted cash of $71.5 million during the nine months ended September 30, 2022, compared to a net decrease of $171.1 million during the nine months ended September 30, 2021.

During the nine months ended September 30, 2022, we made initial fundings of $2.0 billion of new loans and $444.6 million of advances on existing loans and made repayments on financings arrangements of $1.3 billion. We received $1.9 billion of proceeds from borrowings under our financing arrangements, received $1.6 billion from loan repayments and received $132.2 million of sales proceeds.

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our REIT taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of September 30, 2022, we were in compliance with all REIT requirements.

Refer to Note 13 to our consolidated financial statements for additional information about our income taxes.

Off-Balance Sheet Arrangements

As of September 30, 2022, we had no off-balance sheet arrangements.

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

For our loan portfolio, we perform a quantitative assessment of the impact of CECL using the Weighted Average Remaining Maturity, or WARM, method. The application of the WARM method to estimate a general CECL reserve requires judgment, including the appropriate historical loan loss reference data, the expected timing and amount of future loan fundings and repayments, the current credit quality of our portfolio, and our expectations of performance and market conditions over the relevant time period. In certain circumstances we may determine that a loan is no longer suited for the model-based approach due to its unique risk characteristics, or because the repayment of the loan’s principal is collateral-dependent. We may instead elect to employ different methods to estimate loan losses that also conform to ASU 2016-13 and related guidance. If the recovery of that loan’s principal balance is entirely collateral-dependent, we may assess such an asset individually and elect to apply a practical expedient in accordance with ASU 2016-13.

The WARM method requires us to reference historical loan loss data from a comparable data set and apply such loss rate to each of our loans over their expected remaining term, taking into consideration expected economic conditions over the forecasted timeframe. Our general CECL reserve reflects our forecast of the current and future macroeconomic conditions that impact the performance of the commercial real estate assets securing our loans and the borrower's ultimate ability to repay. These estimates include unemployment rates, price indices for commercial properties, and market liquidity, all of which may influence the likelihood and magnitude of potential credit losses for our loans during their anticipated term. Additionally, further adjustments may be made based upon loan positions senior to ours, the loan's risk rating, a loan's purpose, or economic conditions specific to the property type of a loan's underlying collateral.

To estimate an annual historical loss rate, we obtained historical loss rate data for loans most comparable to our loan portfolio from a commercial mortgage backed securities database licensed by a third party, which contains historical loss rates from January 1, 1999 through September 30, 2022. When evaluating the current and future macroeconomic environment, we consider the aforementioned macroeconomic factors. Historical data for each metric is compared to historical commercial real estate loan losses in order to determine the strongest correlation of the data. We use projections of each macroeconomic factor, obtained from a third party, to approximate the impact the macroeconomic outlook may have on our loss rate. Additionally, we assess the obligation to extend credit through our unfunded loan commitments over each loan’s contractual period, which is considered in the estimate of the general CECL reserve. This component of the general CECL reserve will similarly impact our consolidated net income. For both the funded and unfunded portions of our loans, we consider our internal risk rating of each loan as the primary credit quality indicator underlying our assessment.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income. Rising interest rates will not result in an increase of net interest income to the extent that borrowers are already bearing interest at a contractual rate with a floor in excess of the benchmark rate. Our net interest income may decrease in such circumstances due to an increase in the interest expense of our borrowings, absent a corresponding increase of interest income, until such time as benchmark rates exceed the applicable rate floors.

During 2022, the Federal Reserve began a campaign to combat inflation by increasing interest rates. In the first nine months of 2022, the Federal Reserve approved a cumulative 3.0% rate increase. In November 2022, the Federal Reserve raised rates another 0.75% and signaled further increases in coming quarters. Higher interest rates imposed by the Federal Reserve may increase our interest expense and may impact the ability of our borrowers to servicer our debt.

The following table illustrates the impact on our interest income and interest expense for the twelve-month period following September 30, 2022, assuming a decrease in LIBOR or SOFR of 50, an increase in LIBOR or SOFR of 50, 100 and 150 basis points in the applicable interest rate benchmark (based on one-month LIBOR of 3.14% and one-month term SOFR of 3.04% as of September 30, 2022 ($ in thousands):

		Decrease	Increase
Assets (Liabilities) Subject to Interest Rate Sensitivity	Change in	50 Basis Points	50 Basis Points	100 Basis Points	150 Basis Points
$1,802,796	Net interest income	$(9,093)	$10,129	$20,258	$30,387
	Net interest income per share	$(0.06)	$0.07	$0.14	$0.22

LIBOR Transition

On March 5, 2021, the Financial Conduct Authority of the U.K. (the “FCA”), which regulates LIBOR, announced (the “FCA Announcement”) that all relevant LIBOR tenors will cease to be published or will no longer be representative after June 30, 2023. The FCA Announcement coincides with the March 5, 2021 announcement of LIBOR’s administrator, the ICE Benchmark Administration Limited (the “IBA”), indicating that, as a result of not having access to input data necessary to calculate relevant LIBOR tenors on a representative basis after June 30, 2023, the IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. Further, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, was signed into law in the United States. This legislation establishes a uniform benchmark replacement process for financial contracts maturing after June 30, 2023 that do not contain clearly defined or practicable fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve.

The United States Federal Reserve has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. The Federal Reserve, in conjunction with the Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, could result in higher interest costs for us, which could have a material adverse effect on our operating results. Although SOFR is the ARRC’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher interest costs for us. We cannot predict the effect of the decision not to sustain LIBOR, or the potential transition to SOFR or another alternative reference rate as LIBOR’s replacement.

Regardless, there can be no assurances as to what additional alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the discontinuation of LIBOR. We are actively assessing and monitoring the risks associated with the planned discontinuation or unavailability of certain reference rates, including LIBOR, and the transition to alternative reference rates, but can provide no assurances regarding the impact of the discontinuation of LIBOR

Credit Risk

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

Extension Risk

Loans are expected to be repaid at maturity, unless the borrower repays early or meets contractual conditions to qualify for a maturity extension. We expect that the economic and market disruptions caused by the COVID-19 pandemic may lead to a decrease in prepayment rates and an increase in the number of our borrowers who exercise extension options or seek extensions outside of their existing agreements if certain conditions to exercising such extension options have not been achieved. This could have a negative impact on our results of operations and cash flows. However, in the case of a loan maturity extension, we are often entitled to extension fees, principal paydowns and/or spread increases. Our Manager computes the projected weighted average life of our assets based on the initial and fully extended scheduled maturity dates of loans in our portfolio. Higher interest rates imposed by the Federal Reserve may lead to an increase in the number of our borrowers who exercise extension options, which could extend beyond the term of certain secured financing agreements we use to finance our loan investments. This could have a negative impact on our results of operations, and in some situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

Capital Markets Risks

We are exposed to risks related to the equity and debt capital markets and our related ability to raise capital through the issuance of our common stock or other debt and equity instruments. As a REIT, we are required to distribute a significant portion of our REIT taxable income annually, which constrains our ability to retain and accumulate operating earnings and therefore requires us to utilize debt or equity capital to finance the growth of our business. We seek to mitigate these risks by monitoring the debt and equity capital markets, the maturity profile of our in-place loan portfolio related to secured financings, and future loan funding requirements to inform our decisions on the amount, timing and terms of capital we raise.

Each of the secured revolving repurchase facilities involves “margin maintenance” provisions, which are designed to allow the repurchase lender to maintain a certain margin of credit enhancement against the loan assets which serve as collateral. The lender’s margin amount is typically based on a percentage of the market value of the loan asset and/or mortgaged property collateral. However, certain of our repurchase facilities permit valuation adjustments solely as a result of collateral-specific credit events, while other repurchase facilities contain provisions also allowing our lenders to make margin calls or require additional collateral upon the occurrence of adverse changes in the markets or interest rate or spread fluctuations, subject to minimum thresholds, among other factors. As of September 30, 2022, we have not received any margin calls under any of our repurchase facilities.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As of September 30, 2022 an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2022, we were not involved in any material legal proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Facility Agreement

The information included in this Item 5 with respect to the Facility Agreement (as defined below) is provided in lieu of filing such information on a Current Report on Form 8-K under Item 1.01. Entry into a Material Definitive Agreement and Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

On November 4, 2022 (the “Closing Date”), CMTG JPM Term Holdco LLC (“Junior Participant”) and CMTG JPM Term Funding LLC (“Seller”), each wholly-owned subsidiaries of the Company, entered into a Master Participation and Administration Agreement (the “Facility Agreement”) with JPMorgan Chase Bank, N.A., as senior participant (“Senior Participant”). The Facility Agreement establishes a secured, term financing facility (the “Facility”) that will be used to fund certain investments and has a maximum amount of $1.0 billion. As of the Closing Date, the Senior Participant had committed $400.0 million towards three assets against which approximately $255.0 million was advanced at Closing. The addition of incremental assets to the Facility requires the consent of the Senior Participant. The Facility is non-mark to market and matures five years after the date of the last asset financed thereunder. Advances made by the Senior Participant under the Facility Agreement accrue interest at a per annum pricing rate equal to one-month SOFR, plus a specified spread set forth in the transaction documents related to each asset financed.

In connection with the Facility Agreement, the Company provided two guaranties: (i) a Guaranty of equity obligations (the “Equity Guaranty”) under which the Company guarantees the obligations of Seller to Senior Participant under the Facility Agreement up to the lesser of (A) the outstanding principal balance of the Facility and (B) the Junior Participant’s future funding obligations on the underlying loans, net of the Senior Participant’s future funding obligations with respect to such loans under the Facility and (ii) a Guarantee Agreement (the “Recourse Guaranty”, and, together with the Equity Guaranty, the “Guaranties”) which provides for full recourse for certain “bad boy” actions by the Company in connection with the Facility. The Facility Agreement and the Guaranties contain customary affirmative and negative covenants for transactions and facilities of this type, including but not limited to quarterly reporting requirements, compliance with certain financial covenants, and limitations on the incurrence of additional secured indebtedness.

The foregoing description is qualified in its entirety by reference to the Facility Agreement, a copy of which is included as Exhibit 10.2 hereto and is incorporated herein by reference

Share Repurchase Program

The information included in this Item 5 with respect to the the share repurchase program described below is provided in lieu of filing such information on a Current Report on Form 8-K under Item 8.01. Other Events.

On November 8, 2022 our Board of Directors authorized a share repurchase program that authorizes the repurchase of up to $100.0 million shares of our common stock. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions, accelerated share repurchase programs, or otherwise.

Item 6. Exhibits.

Exhibit Number	Description

3.1

Articles of Amendment and Restatement of Claros Mortgage Trust, Inc. (incorporated by referenced to Exhibit 3.1 to the Current Report on Form 8-K, dated November 5, 2021, filed by the Company, Commission File No. 001-40993)

3.2

Amended and Restated Bylaws of Claros Mortgage Trust, Inc. (incorporated by referenced to Exhibit 3.2 to the Current Report on Form 8-K, dated November 5, 2021, filed by the Company, Commission File No. 001-40993)

10.1

Amended and Restated Management Agreement of Claros Mortgage Trust, Inc. and Claros REIT Management LP, dated August 2, 2022 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, dated August 2, 2022, filed by the Company, Commission File No. 001-40993)

10.2*

Master Participation and Administration Agreement, dated as of November 4, 2022, by and among JPMorgan Chase Bank, National Association, CMTG JPM Term Holdco LLC, CMTG JPM Term Funding LLC and Situs Asset Management LLC

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

Claros Mortgage Trust, Inc.

Date: November 9, 2022	By:	/s/ Richard J. Mack
Richard J. Mack
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Jai Agarwal
Jai Agarwal
Chief Financial Officer (Principal Financial and Accounting Officer)