Form 10-K
period 2022-12-31
Claros Mortgage Trust, Inc.
filed 2023-02-16
CIK 1666291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $1.3 billion based on the closing sales price of the Registrant’s common stock on such date as reported on the New York Stock Exchange. For purposes of this computation, all officers, directors and 10% beneficial owners of the Registrant’s common stock of which the Registrant is aware are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the Registrant.

The number of shares of Registrant’s Common Stock outstanding as of February 16, 2023 was 139,376,144.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A relating to the registrant’s 2023 Annual Meeting of Stockholders will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC no later than 120 days after the registrant’s fiscal year end.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this annual report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, we intend to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking:

•
our business and investment strategy;
•
changes in interest rates and their impact on our borrowers and on the availability and cost of our financing;
•
our projected operating results;
•
the timing of cash flows, if any, from our investments;
•
the state of the U.S. and global economy generally or in specific geographic regions;
•
the continued impact of the COVID-19 pandemic or other public health emergencies;
•
reduced demand for office, multifamily or retail space, including as a result of the COVID-19 pandemic and/or hybrid work schedules which allow work from remote locations other than the employer’s office premises;
•
defaults by borrowers in paying debt service on outstanding loans;
•
governmental actions and initiatives and changes to government policies;
•
the amount of commercial mortgage loans requiring refinancing;
•
our ability to obtain financing arrangements on attractive terms, or at all;
•
current and prospective financing costs and advance rates for our target assets;
•
our expected leverage;
•
general volatility of the markets in which we may invest;
•
the impact of a protracted decline in the liquidity of credit markets on our business;
•
the uncertainty surrounding the strength of the global economy;
•
the return on or impact of current and future investments, including our loan portfolio and real estate owned investment;
•
allocation of investment opportunities to us by our Manager and our Sponsor;
•
changes in the market value of our investments;
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
•
Difficult conditions in the commercial mortgage and real estate market, the capital markets and the economy generally, as a result of rising interest rates, general inflationary pressures and other factors, could make it difficult for our borrowers to satisfy their repayment obligations and may materially and adversely affect us.
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
•
As a result of our real estate owned investment, we are subject to the risks commonly associated with real estate owned holdings, including risks related to ownership of hotel properties in New York, New York which differ from the risks associated with lending.
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
•
Fluctuations in interest rates and credit spreads could increase our financing costs and/or reduce our ability to generate income on our investments, which could lead to a significant decrease in our results of operations, cash flows and the value of our investments or the underlying collateral and may limit our ability to pay distributions to our stockholders.
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

We were organized as a Maryland corporation on April 29, 2015 and commenced operations on August 25, 2015, and our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol “CMTG”. We have elected and believe we have qualified to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015. We are externally managed and advised by our Manager, an investment adviser registered with the SEC pursuant to the Investment Advisers Act of 1940, as amended, (the "Advisers Act"). We operate our business in a manner that permits us to maintain our exclusion from registration under the Investment Company Act of 1940, as amended (the “1940 Act”).

Our principal executive offices are located at c/o Mack Real Estate Credit Strategies, L.P., 60 Columbus Circle, 20th Floor, New York, New York 10023. Our website is www.clarosmortgage.com. The information found on, or otherwise accessible through, our website is not incorporated by reference into, nor does it form a part of, this Annual Report on Form 10-K.

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

In performing its duties to us, our Manager benefits from the resources, relationships, fundamental real estate underwriting and management expertise of our Sponsor’s broad group of real estate professionals. Our Manager is led by Richard Mack, Michael McGillis, Kevin Cullinan, Priyanka Garg, Jai Agarwal and other members of our Sponsor’s senior management team. Pursuant to a management agreement between our Manager and us (the “Management Agreement”), our Manager is responsible for executing our loan origination, capital markets, portfolio management, asset management and monitoring activities and managing our day‑to‑day operations. To perform its role in a flexible and efficient manner, our Manager leverages professionals employed by our Sponsor whose services are made available to our Manager and, in turn, to us. We believe our Manager benefits from access to individuals with extensive experience in identifying, analyzing, acquiring, financing, hedging, managing and operating real estate investments across investment cycles, geographies, property types, investment types and strategies, including debt and equity interests, controlling and non‑controlling investments, corporate and securities investments (including CMBS) and a variety of joint ventures. We believe that this experience of our Sponsor and its affiliates enables our Manager to underwrite, originate and manage loans that facilitate the successful transition of CRE assets, with an appropriate level of execution risk and, in its judgment, relatively limited basis risk. Neither we nor our Manager employs personnel directly. In performing its duties to us, our Manager is at all times subject to the supervision, direction and management of our board of directors.

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

Participations in Mortgage Loans. Participations in the mortgage loans we co‑originate or acquire, for which other participations have been or are expected to be syndicated to other investors.

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

Our Portfolio

We began operations in August 2015 and, as of December 31, 2022, had a $7.4 billion diversified loan portfolio, based on carrying value, of senior and subordinate loans. We believe our current loan portfolio, comprised of loans that we view as representative of our target assets and investment philosophy, validates our ability to execute on our investment strategy, including lending to experienced and well‑capitalized sponsors against high‑quality transitional CRE assets primarily in major U.S. markets with attractive fundamental characteristics supported by macroeconomic tailwinds.

The below table summarizes our loan portfolio as of December 31, 2022 ($ in thousands):

				Weighted Average(3)
	Number of Loans	Loan Commitment(1)	Carrying Value (2)	Yield to Maturity(4)	Term to Fully Extended Maturity (in years)(5)	LTV(6)
Senior and subordinate loans	77	$9,433,951	$7,428,774	8.6%	3.2	68.2%

(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Net of specific CECL reserve of $60.3 million.
(3)
Weighted averages are based on unpaid principal balance.
(4)
All-in yield represents the weighted average annualized yield to initial maturity of each loan, inclusive of coupon, and fees received, based on the applicable floating benchmark rate/floors (if applicable), in place as of December 31, 2022. For loans placed on non-accrual, the annualized yield to initial maturity used in calculating the weighted average annualized yield to initial maturity is 0%.
(5)
Fully extended maturity assumes all extension options are exercised by the borrower upon satisfaction of the applicable conditions.
(6)
LTV represents “loan-to-value” or “loan-to-cost”, which is calculated as our total loan commitment from time to time, as if fully funded, plus any financings that are pari passu with or senior to our loan, divided by our estimate of either (1) the value of the underlying real estate, determined in accordance with our underwriting process (typically consistent with, if not less than, the value set forth in a third-party appraisal) or (2) the borrower’s projected, fully funded cost basis in the asset, in each case as we deem appropriate for the relevant loan and other loans with similar characteristics. Underwritten values and projected costs should not be assumed to reflect our judgment of current market values or project costs, which may have changed materially since the date of origination. LTV is updated only in connection with a partial loan paydown and/or release of collateral, material changes to expected project costs, the receipt of a new appraisal (typically in connection with financing or refinancing activity) or a change in our loan commitment. Totals represent weighted average based on loan commitment, including non-consolidated senior interests and pari passu interests. Loans with specific CECL reserves are reflected as 100% LTV.

In February 2021, we foreclosed on a portfolio of seven limited-service hotel properties located in New York, New York that secured a mezzanine loan with an unpaid principal balance of $103.9 million as of February 8, 2021 that we originated in February 2018. Neither the prior mezzanine loan nor the portfolio of hotel properties is included in the table above. Our real estate owned investment at the time of foreclosure was encumbered by a securitized senior mortgage, which we assumed on February 8, 2021 with a principal balance of $300.0 million. On June 2, 2021, the terms of the securitized senior mortgage were modified, which included the repayment of $10.0 million of principal and extension of its maturity date by an additional three years to February 9, 2024, among other items. At December 31, 2022, the outstanding balance of our debt related to real estate owned was $290.0 million.

The following charts illustrate the diversification of our loan portfolio based on location and underlying property type, excluding our real estate owned investment, as of December 31, 2022, based on carrying value:

For additional information about our loan portfolio, refer to Item 7 – “Management's Discussion and Analysis of Financial Condition and Results of Operations – II. Our Portfolio” in this Annual Report on Form 10-K.

Our Financing Strategy

We use diverse financing sources as part of a disciplined financing strategy. To date, we have financed our business through a combination of common stock issuances, repurchase facilities, asset-specific financing structures, borrowings under our $755.1 million secured term loan (the “Secured Term Loan”) as of December 31, 2022, and borrowings under our term participation facility (the “Term Participation Facility”). The amount and type of leverage we may employ for particular loans will depend on our Manager’s assessment of such loan’s characteristics, including the level of in place, if any, and projected stabilized operating cash flow, credit quality, liquidity, price volatility and other risks of the underlying collateral as well as the availability and attractiveness of particular types of financing at the relevant time. We seek to minimize the risks associated with recourse borrowings and generally seek fund our investments on a match-term and reference rate matched basis by minimizing the differences between the durations and indices of our investments and those of our liabilities, respectively, including in certain cases the potential use of derivatives; however, under certain circumstances, we may determine not to do so or we may otherwise be unable to do so. We also seek to diversify our financing counterparties.

As of December 31, 2022, we had $6.0 billion of capacity under our repurchase facilities and term participation facility, of which $4.2 billion was drawn. The weighted average remaining term to fully extended maturity of our outstanding borrowings (assuming we exercise all extension options and our counterparty agrees to such extension options), was 3.5 years based on unpaid principal balance as of December 31, 2022. We currently have master repurchase agreements with six counterparties.

We also utilize multiple asset-specific financing structures, with certain terms that are typically matched to the underlying loan asset. As of December 31, 2022, we had total capacity and unpaid principal balance of $760.2 million and $418.9 million, respectively, related to asset‑specific financing structures. The asset‑specific financing structures we utilize include notes payable arrangements and syndications of senior participations in the whole loans we originate.

Under certain circumstances, we utilize asset‑specific financing structures that are considered non‑consolidated senior interests, and therefore not reflected on our balance sheet. As of December 31, 2022, we had

$1.0 billion of non‑consolidated senior interests. Such financing structures typically arise as a result of a subordinate, or mezzanine, loan held by us, and a first mortgage loan held by a third party.

As of December 31, 2022, we had amounts outstanding under our Secured Term Loan totaling $755.1 million. At December 31, 2022, the outstanding balance of our debt related to real estate owned was $290.0 million.

In addition to these types of financings, we may also use other forms of leverage, such as secured and unsecured credit facilities, structured financings such as CMBS and CLOs, derivative instruments and public and private secured and unsecured debt issuances by us or our subsidiaries, as well as issuances of public and private equity and equity-related securities.

As of December 31, 2022, our net debt‑to‑equity ratio was 2.2x. As of December 31, 2022, our total leverage ratio was 2.6x, and we expect that, going forward, our Total Leverage Ratio will range from 2.5x and 3.0x.

Investment Guidelines

Our Board has established the following investment guidelines:

•
No investment will be made that would cause us to fail to qualify as a REIT for U.S. federal income tax purposes;
•
No investment will be made that would require us to register as an investment company under the 1940 Act;

Prior to the deployment of capital into investments, our Manager may cause our capital to be invested in any interest‑bearing short‑term investments, including money market funds, bank accounts, overnight repurchase agreements with primary federal reserve bank dealers collateralized by direct U.S. government obligations and other instruments or investments reasonably determined by our Manager to be of high quality. Our investment guidelines may be changed from time to time by our Board without our stockholders’ consent.

Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exclusion from registration under the 1940 Act, we typically seek to originate or acquire loans with initial terms of between two and four years. We intend to hold our loans to maturity. However, in order to maximize returns and manage portfolio risk while remaining opportunistic, we may dispose of loans earlier than anticipated. Additionally, our intention is that no more than 25% of our book value will be attributed to investments located outside of the U.S. To date, we have only invested in the U.S.

Operating and Regulatory Structure

REIT Qualification

We have elected and believe we have qualified to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015. We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and that our intended manner of operation will enable us to meet the requirements for qualification and taxation as a REIT. To qualify as a REIT, we must meet on a continuing basis, through our organization and actual investment and operating results, various requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our dividend levels and the diversity of ownership of shares of our stock. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which we failed to qualify as a REIT. Even if we qualify for taxation as a REIT, we may be subject to some U.S. federal, state and local taxes on our income or property. For more information regarding our election to qualify as a REIT, please see “Item 1A. Risk Factors—U.S. Federal Income Tax Risks.”

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

Risks Related to Our Investments

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

We originate and acquire loans on transitional CRE properties to borrowers who are typically seeking capital for repositioning, renovation, rehabilitation, leasing, development, redevelopment or construction. The typical borrower under a loan on a transitional asset has usually identified an undervalued asset that has been under-managed and/or is located in an improving market. If the market in which the asset is located fails to materialize according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management and/or the value of the asset, or if it costs the borrower more than estimated or takes longer to execute its business plan than estimated, including as a result of supply chain disruptions, the borrower may not receive a sufficient return on the asset to satisfy our loan or may experience a prolonged reduction of net operating income and may not be able to make payments on our loan on a timely basis or at all, which could materially and adversely affect us. Other risks may include: environmental risks, delays in legal and other approvals (e.g., certificates of occupancy), other construction and renovation risks and subsequent leasing of the property not being completed on schedule. Accordingly, we bear the risk that we may not recover some or all of our loan unpaid principal balance and interest thereon.

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

Difficult conditions in the commercial mortgage and real estate market, the capital markets and the economy generally, as a result of rising interest rates, general inflationary pressures and other factors, could make it difficult for our borrowers to satisfy their repayment obligations and may materially and adversely affect us.

We could be materially and adversely affected by conditions in the commercial mortgage and real estate markets, the capital markets and the economy generally. A deterioration of economic and real estate fundamentals generally and of local market conditions where our real estate collateral is located, have in the past negatively impacted, and could continue to negatively impact, our performance, the business prospects of our borrowers or the value of our real estate collateral. Market fluctuations or a general decline in real estate values or business prospects may also induce borrowers to voluntarily or involuntarily default on their loans and make it relatively more difficult for us to generate attractive risk-adjusted returns. Other factors beyond our control, such as changes in interest rates government regulations (such as rent control), changes in real property tax rates and operating expenses, changes in the general availability of debt financing (which may render the sale or refinancing of properties difficult or impracticable) may likewise have a material and adverse effect on our business. In particular, rising interest rates could cause our borrowers to become unwilling or unable to make payments on their loans, increasing default risk and making it more difficult for us to generate attractive risk-adjusted returns.

Because our investments are susceptible to general economic slowdowns or recessions, these kinds of changes in market conditions could lead to financial losses in our investments and a decrease in revenues, net income and assets. We may realize losses related to foreclosures or to the restructuring of the loans in our investment portfolio on terms that may be more favorable to borrowers than those underwritten at origination. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

In addition, rising interest rates generally reduce the economic feasibility of and therefore the demand for transitional CRE loans due to the higher cost of borrowing. A reduction in the volume of CRE loans originated may affect the volume of certain target assets available to us, which could adversely affect our ability to acquire target assets that satisfy our investment objectives. If rising interest rates cause us to be unable to originate or acquire a sufficient volume of our target assets with a yield that is above our borrowing cost, our ability to satisfy our investment objectives to generate income and pay dividends may be materially and adversely affected.

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

We operate in a competitive market for the origination and acquisition of attractive risk-adjusted investment opportunities. A number of entities compete with us to make the types of investments that we originate or acquire. Our success depends, in large part, on our ability to originate or acquire our target assets on attractive terms. In originating our target assets, we compete with a variety of institutional lenders and investors, including other commercial mortgage REITs, specialty finance companies, public and private funds (including funds that our Manager or its affiliates may in the future sponsor, advise and/or manage), commercial and investment banks, commercial finance and insurance companies and other financial institutions. A number of entities have raised, or are expected to raise, significant amounts of capital pursuing strategies similar to ours, which may create additional competition for investment opportunities. Many of our competitors are significantly larger than we are and have considerably greater financial, technical, marketing and other resources than we do. Some competitors may have a lower cost of funds and access to financing sources that are not available to us. Many of our competitors are not subject to the operating constraints associated with REITs or maintenance of our exclusion from registration under the 1940 Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, deploy more aggressive pricing or financing strategies and establish more relationships than us. Increased competition in our markets could result in a decrease in origination volumes, which would adversely affect our business, financial condition, liquidity, results of operations and prospects. Furthermore, competition for investments in our target assets may lead to the price of these assets increasing or return on investment declining, which may further limit our ability to generate desired returns. Also, as a result of this competition, desirable investments in our target assets may be limited in the future, and we may not be able to take advantage of attractive risk-adjusted investment opportunities from time to time. In addition, reduced CRE transaction volume could increase competition for available investment opportunities. We can provide no assurance that we will be able to continue to identify and make investments that are consistent with our investment objectives, or that the competitive pressures we face will not have a material adverse effect on us.

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

While we intend to diversify our loan portfolio of investments in the manner described in this report, we are not required to observe specific diversification criteria, and we have criteria outlined in our investment guidelines that can only be changed with approval of our Board. Therefore, our portfolio of target assets is and may be concentrated in certain property types that are subject to higher risk of achieving their stated business plans or other concentration risk, or supported by properties concentrated in a limited number of geographic locations. For example, as of December 31, 2022, our real estate owned investment consisted of seven limited service hotel properties in New York, New York and 23% of our loans are secured by CRE assets (or equity interests relating thereto) located in the New York metropolitan area. Further, as of December 31, 2022, 41% of our loan investments were secured by multi-family properties (or equity interests relating thereto), 20% of our loan investments were secured by hospitality properties (or equity interests relating thereto), 15% of our loan investments were secured by office properties (or equity interests relating thereto), 6% of our loan investments were secured by for sale condominium properties (or equity interests relating thereto), 8% of our loan investments were secured by mixed-use properties (or equity interests relating thereto), 6% of our loan investments were secured by land properties (or equity interests relating thereto), 31% of our loan investments were construction loans (based on loan commitment), and our 15 largest loan investments represented 45% of our loan portfolio, in each case based on carrying value.

As of December 31, 2022, 4 investments with a carrying value of $357.3 million, or 4.8% of our portfolio were on non-accrual status.

The lack of liquidity in certain of the assets in our portfolio and our target assets generally may materially and adversely affect us.

The assets in our portfolio are relatively illiquid investments due to their short life, lack of (or limited) cash flow from property that is collateral for those loans, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default. In addition, certain of our investments may become less liquid after our investment as a result of periods of delinquencies or defaults or turbulent market conditions. For example, there is an inverse relationship between credit spreads and the value of our existing assets such that widening in credit spreads diminishes the value of existing assets. The illiquidity of the assets in our portfolio and our target assets may make it more difficult for us to dispose of these assets in the event that we no longer intend to hold them until maturity or in the event of a defaulted loan, as the case may be, at advantageous times or in a timely manner. As a result, we expect many of our investments will be illiquid. If we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than an asset’s carrying value. As a result, our ability to strengthen our portfolio composition in response to changes in economic and other conditions may be relatively limited, which could materially and adversely affect us.

In the event of borrower distress or a default, we may lack the liquidity necessary to protect our investment or avoid a corresponding default on any obligations we may have in connection with our own financing.

In the event of borrower distress or a default, we may lack the liquidity necessary to protect our investment or avoid a corresponding default on any obligations we may have in connection with our own financing specifically related to, or otherwise impacted by, such investment. In the event of a default by a borrower on a non-recourse loan, we generally will have recourse only to the underlying asset (including any escrowed funds and reserves) collateralizing that loan, except to the extent of any creditworthy guarantees as discussed in “—Risks Related to Our Investments—Most of the CRE loans that we originate or acquire are non-recourse loans and the assets securing these loans may not be sufficient to protect us from a partial or complete loss if the borrower defaults on the loan, which could materially and adversely affect us.” In addition, declines in real estate values may induce mortgagors to voluntarily default on their loans, increasing the risk of foreclosure and loss of capital. If the underlying property collateralizing the loan is insufficient to satisfy the outstanding balance of such loan, after expenses incurred in connection with enforcing our rights, we may suffer a loss of principal or interest that adversely affects our liquidity and our ability to service or repay our own leverage. Real estate investments generally lack liquidity compared to other financial assets, and the increased lack of liquidity resulting from a borrower distress or a default may limit our ability to quickly stabilize or strengthen our portfolio or take other necessary actions to avoid a corresponding default on our financing.

We may be unable to refinance debt incurred to finance our loans, thereby increasing the amount of equity capital risk we bear with respect to particular loans or preventing us from deploying our equity capital in the optimal manner.

We may be unable to refinance our investments in our loans, thereby increasing the amount of equity capital risk we bear with respect to particular loans or preventing us from deploying our equity capital in the optimal manner. If we are unable to refinance such debt at appropriate times, we may be required to sell assets at a loss or on terms that are not advantageous to us or take action that could result in other negative consequences. We may only be able to partly refinance such debt if underwriting standards, including loan-to-value ratios and yield requirements, among other requirements, are stricter than when we originally financed our loans. Additionally, as a result of economic headwinds, certain of our borrowers may request term extensions, and we may not be able to obtain corresponding match-term financing or in certain cases obtain required approvals from our financing counterparties. Obtaining such approvals has required in the past and may require in the future reduction of advance rates on financing, increased borrowing costs or a combination thereof, which could have an adverse impact on our returns on equity and reduce our liquidity. If any of these events occur, our cash flows would be reduced, preventing us from deploying our equity capital in an optimal manner. If we are unable to refinance debt incurred to finance our loans, we also may have to forego other investment opportunities that require equity and our liquidity may be diminished.

As a result of our real estate owned investment, we are subject to the risks commonly associated with real estate owned holdings, including risks related to ownership of hotel properties in New York, New York, which differ from the risks associated with lending.

Borrowers under our loans may not have sufficient financial resources to satisfy their payment obligations to us, and we could be required to take ownership of the assets underlying a particular loan in lieu of full repayment of the principal amount and accrued interest on the loan. For example, in February 2021, we foreclosed on a portfolio of seven limited service hotel properties located in New York, New York that secured a mezzanine loan with a then unpaid principal balance of $103.9 million. Our real estate owned investment at the time of foreclosure was encumbered by a securitized senior mortgage, which certain subsidiaries assumed on February 8, 2021 with a principal balance of $300.0 million. As such, we are subject to the risks commonly associated with real estate owned holdings, including risks related to ownership of hotel properties in New York, New York, which include changes in general or local economic conditions, changes in supply of or demand for similar or competing properties in an area, changes in interest rates and availability and terms of permanent mortgage financing that may render the sale of a property difficult or unattractive, political instability or changes in prevailing policies, decreases in property values, changes in tax, real estate, environmental and zoning laws and the risk of uninsured or underinsured casualty loss. Further, our equity interest in our current, or any future, real estate owned investment is subordinate to any indebtedness secured by such property. To the extent that we decide or are required to take ownership of one or more additional properties, these risks will be heightened. Real estate owned investments are illiquid investments and we may be unable to adjust our portfolio in response to changes in economic or other conditions. In addition, the real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any real estate owned investment for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a real estate owned investment. We may acquire properties that are subject to contractual “lock-out” provisions that could restrict our ability to dispose of the real estate owned investment for a period of time. In addition, U.S. federal tax laws that impose a 100% excise tax on gains from sales of dealer property by a REIT (generally, property held for sale, rather than investment) could limit our ability to sell properties and may affect our ability to sell properties without adversely affecting returns to our stockholders. These characteristics and restrictions could result in losses that would adversely affect our results of operations, liquidity and financial condition, potentially materially.

We may also be required to expend funds to correct defects or to make improvements before a real estate owned investment can be sold. We have experienced and expect to continue to experience increased operating costs and taxes in connection with our real estate owned investment, including costs related to owning the real estate owned investment in a taxable REIT subsidiary (“TRS”). If the real estate owned investment is owned by our TRS, income from the investment generally will be subject to corporate income tax. We cannot assure stockholders that we will have funds available to correct such defects, to make such improvements or to pay these operating costs. In acquiring a real estate owned investment, we may agree or otherwise become subject to restrictions that prohibit the sale of that real estate owned investment for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that real estate owned investment. These risks vary from the risks associated with lending and could materially and adversely affect us.

We generally determine the LTV for a loan in our portfolio prior to, or at the time of, our origination or acquisition of the loan and such LTVs may change significantly and in an adverse manner thereafter due to various circumstances.

We calculate the LTV for a loan in our portfolio as our total loan commitment from time to time, as if fully funded, plus any financings that are pari passu with or senior to our loan, divided by our estimate of either (1) the value of the underlying real estate, determined in accordance with our underwriting process (typically consistent with, if not less than, the value set forth in a third-party appraisal) or (2) the borrower’s projected, fully funded cost basis in the asset, in each case as we deem appropriate for the relevant loan and other loans with similar characteristics. Underwritten values and projected costs should not be assumed to reflect our judgment of current market values or project costs, which may have changed materially since the date of origination. LTV is updated only in connection with a partial loan paydown and/or release of collateral, material changes to expected project costs, the receipt of a new appraisal (typically in connection with financing or refinancing activity) or a change in our loan commitment. Because the LTV is determined as of the date of origination, the LTVs for our loans generally do not take into account post-origination changes in our borrowers’ business operations or creditworthiness, or in the value of our underlying real estate collateral, as a result of changing economic conditions or otherwise. Accordingly, there can be no assurance that the LTV of our portfolio that we present in this report (i.e., our portfolio weighted average LTV of 68.2% as of December 31, 2022) is reflective of current LTV of our portfolio or the amount of subordinate value available in the event we foreclose on a loan.

There are increased risks involved with construction lending activities.

We intend to continue to originate and acquire loans which fund the construction of commercial properties. Construction lending generally is considered to involve a higher degree of risk than other types of lending due to a variety of factors, including the difficulties in estimating construction costs and anticipating construction delays and, generally, the dependency on timely, successful project completion and the lease-up or sale of units and commencement of operations post-completion of construction. In addition, since these loans generally entail greater risk than mortgage loans on income-producing property, we may need to establish or increase our current expected credit loss reserve in the future to account for the potential increase in probable incurred credit losses associated with these loans. Further, as the lender under a construction loan, we may be obligated to fund all or a significant portion of the loan at one or more future dates. We may not have the funds available at those future date(s) to meet our funding obligations under our construction loans. In that event, we would likely be in breach of the loan unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all.

If a borrower fails to complete the construction of a project or experiences cost overruns, there could be adverse consequences associated with the loan, including a loss of the value of the property underlying the loan, a borrower claim against us for failure to perform under the loan documents if we choose to stop funding, increased costs to the borrower that the borrower is unable to pay, a bankruptcy filing by the borrower, and abandonment by the borrower of the property underlying the loan. Furthermore, construction projects have faced delays, including as a result of disruptions in supply chains and cost increases associated with building materials and construction services necessary for construction, all of which can result in cost overruns to complete such projects. The failure of a borrower to complete construction, and these cost overruns or other related impacts, could have a material adverse effect on us.

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

Like subordinated mortgage interests, mezzanine loans are by their nature structurally subordinated to more senior property-level financings. If a borrower defaults on our mezzanine loan or on debt senior to our loan, or if the borrower is in bankruptcy, our mezzanine loan will be satisfied only after the property-level debt and other senior debt is paid in full. As a result, a partial loss in the value of the underlying collateral can result in a total loss of the value of the mezzanine loan. In addition, even if we are able to foreclose on the underlying collateral following a default on a mezzanine loan, we would be substituted for the defaulting borrower and, to the extent income generated on the underlying property is insufficient to meet outstanding debt obligations on the property, we may need to commit substantial additional capital and/or deliver a replacement guarantee by a creditworthy entity, which could include us, to stabilize the property and prevent additional defaults to lenders with existing liens on the property. In addition, our investments in senior loans may be effectively subordinated to the extent we borrow under a warehouse line (which can be in the form of a repurchase facility) or similar facility and pledge the senior loan as collateral. Under these arrangements, the lender has a right to repayment of the borrowed amount before we can collect on the value of our loan, and therefore if the value of the pledged senior loan decreases below the amount we have borrowed, we would experience significant losses on the loan which could be material to our business.

Most of the CRE loans that we originate or acquire are non-recourse loans and the assets securing these loans may not be sufficient to protect us from a partial or complete loss if the borrower defaults on the loan, which could materially and adversely affect us.

Most of our CRE loans represent non-recourse obligations of the borrower, with the exception of certain limited purpose guarantees such as customary non-recourse carve-outs for certain “bad acts” by a borrower, environmental indemnities and, in some cases, completion guarantees, carry guarantees and limited payment guarantees. Consequently, we typically have no recourse (or very limited recourse for specified purposes) against the assets of the borrower or its sponsor other than our recourse to specified loan collateral. In the event of a borrower default under one or more of our loans, we will bear a risk of loss to the extent of any deficiency between the value of the specified collateral and the unpaid principal balance on our loan, absent recoveries to us under any applicable guarantees, which could materially and adversely affect us. In addition, we may incur substantial costs and delays in realizing the value of such collateral, including the cost of litigation to enforce remedies, which may or may not be successful, and we may be subject to lengthy court delays or other delays that are beyond our control. Further, although a loan may provide for limited recourse to a principal, parent or other affiliate of the borrower, there is no assurance that we will be able to recover our deficiency from any such party or that its assets would be sufficient to pay any otherwise recoverable claim. In the event of the bankruptcy of a borrower, the loans to that borrower will be deemed to be secured only to the extent of the value of any underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the loan or lien securing the loan could be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession.

We may invest in derivative instruments, which would subject us to increased risk of loss.

Subject to maintaining our qualification as a REIT, we may invest in derivative instruments. Derivative instruments, especially when purchased in large amounts, may not be liquid, so that in volatile markets we may not be able to close out a position without incurring a loss. The prices of derivative instruments, including swaps, futures, forwards and options, are highly volatile and such instruments may subject us to significant losses. The value of such derivatives also depends upon the price of the underlying instrument or commodity. Derivatives and other customized instruments also are subject to the risk of non-performance by the relevant counterparty. In addition, actual or implied daily limits on price fluctuations and speculative position limits on the exchanges or over-the-counter markets in which we may conduct our transactions in derivative instruments may prevent prompt liquidation of positions, subjecting us to the potential of greater losses. Derivative instruments that may be purchased or sold by us may include instruments not traded on an exchange. The risk of non-performance by the obligor on such an instrument may be greater and the ease with which we can dispose of or enter into closing transactions with respect to such an instrument may be lessthan in the case of an exchange-traded instrument. In addition, significant disparities may exist between “bid” and “asked” prices for derivative instruments that are traded over-the-counter and not on an exchange. Such over-thecounter derivatives are also typically not subject to the same type of investor protections or governmental regulation as exchange-traded instruments. In addition, we may invest in derivative instruments that are neither presently contemplated nor currently available, but which may be developed in the future, to the extent such opportunities are both consistent with our investment objectives and legally permissible. Any of these investments may expose us to unique and presently indeterminate risks, the impact of which may not be capable of determination until such instruments are developed and/or we determine to make such an investment.

We may be subject to additional risks associated with CRE loan participations.

Some of our CRE loans are, and may in the future be, held in the form of participation interests or co-lender arrangements in which we share the loan rights, obligations and benefits with other lenders. With respect to participation interests, we may require the consent of these parties to exercise our rights under the loans, including rights with respect to amendment of loan documentation, enforcement proceedings upon a default and the institution of, and control over, foreclosure proceedings. In circumstances where we hold a minority interest, we may become bound to actions of the majority to which we otherwise would object. We may be adversely affected by this lack of control with respect to these interests.

U.S. and global financial systems have undergone significant disruption, and such disruption may negatively impact our ability to execute our investment strategy, which would materially and adversely affect us.

In recent years, the U.S. and global financial markets have undergone a significant disruption beginning with the COVID-19 pandemic, and continuing with supply-demand imbalances, changes in the employment market and employer practices (including remote work) and general economic uncertainty, the full ramifications of which are not yet known but could continue to materially and adversely affect us. These markets have also experienced significant disruptions in the past, during which times global credit markets collapsed, borrowers defaulted on their loans at historically high levels, banks and other lending institutions suffered heavy losses and the value of certain classes of real estate declined. During such periods, a significant number of borrowers became unable to pay principal and interest on outstanding loans as the value of their real estate declined. Declining real estate values could reduce the level of new senior and subordinate loan originations. Instability in the U.S. and global financial markets in the future could be caused by any number of factors beyond our control, including, without limitation, pandemics, terrorist attacks or other acts of war, prolonged civil unrest, political instability or uncertainty, military activities, or broad-based sanctions, should they continue for the long term or escalate, and adverse changes in national or international economic, market and political conditions. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to execute our investment strategy, which would materially and adversely affect us.

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

We seek to invest primarily in debt in or relating to real estate assets. Any deterioration of real estate fundamentals generally, and in the U.S. in particular, could negatively impact our performance by making it more difficult for our borrowers to satisfy their debt payment obligations to us, increasing the default risk applicable to borrowers, and/or making it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of our borrowers and may include economic and/or market fluctuations, changes in environmental, zoning and other laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand, fluctuations in real estate fundamentals (including average occupancy and room rates for hotel properties), energy supply shortages, various uninsured or uninsurable risks, natural disasters, terrorism, acts of war, changes in government regulations (such as rent control), political and legislative uncertainty, changes in real property tax rates and operating expenses, changes in interest rates, currency exchange rates changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, changes in consumer spending, negative developments in the economy that depress travel activity, demand and/or real estate values generally and other factors that are beyond our control. Recent concerns about the real estate market, rising interest rates, inflation, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and markets going forward.

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

CRE debt investments that are secured, directly or indirectly, by property are subject to risks of delinquency and foreclosure and risks of loss. The ability of a borrower to repay a loan secured, directly or indirectly, by an income-producing property typically depends primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, or the cost of debt service increases, a borrower’s ability to repay our loan in a timely manner, or at all, may be impaired and therefore could reduce our return from an affected property or investment, which could materially and adversely affect us. Net operating income of an income-producing property can be affected by, among other things:

•
tenant mix and tenant bankruptcies;
•
success of tenant businesses and the ability to respond to evolving risks, including public health risks and governmental measures that may be promulgated in connection therewith
•
renovations or repositionings during which operations may be limited or halted completely;
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
•
adverse changes in zoning laws.

In addition, an increase in interest rates can decrease a borrower’s ability to service its debt even if net operating income remains stable.

In the event of any default under a loan held directly by us, we will bear a risk of loss to the extent of any deficiency between the value of the collateral and the sum of the unpaid principal of, accrued interest on and cost to enforce our rights under such loan. In the event of the bankruptcy of a loan borrower, the loan to that borrower will be deemed to be secured only to the extent of the value of any underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a loan can be an expensive and lengthy process and could result in significant losses.

Prepayment rates may adversely affect the yield on our loans and the value of our portfolio of assets.

The value of our assets may be affected by prepayment rates on loans. As of December 31, 2022, based on unpaid principal balance, over 50% of our loans were open to repayment by the borrower without penalty. In periods of declining interest rates, prepayment rates on loans will generally increase. If interest rates decline at the same time as prepayment rates, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the assets that were prepaid. In periods of increasing interest rates and/or credit spreads, prepayment rates on loans will generally decrease, which could impact our liquidity, or increase our potential exposure to loan non-performance. In addition, if we originate or acquire mortgage-related securities or a pool of mortgage securities, we anticipate that the underlying mortgages will prepay at a projected rate generating an expected yield. If we purchase assets at a premium to par value, when borrowers prepay their loans faster than expected, the corresponding prepayments on the asset may reduce the expected yield on such securities because we will have to amortize the related premium on an accelerated basis. Conversely, if we purchase assets at a discount to par value, when borrowers prepay their loans slower than expected, the decrease in corresponding prepayments on the asset may reduce the expected yield on such securities because we will not be able to accrete the related discount as quickly as originally anticipated. In addition, as a result of the risk of prepayment, the market value of the prepaid assets may benefit less than other fixed income securities from declining interest rates.

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

Difficulty in redeploying the proceeds from repayments of our existing loans and investments may cause our financial performance and returns to investors to suffer.

As our loans and investments are repaid, we will have to redeploy the proceeds we receive into new loans and investments, repay borrowings under our credit facilities, pay dividends to our stockholders or repurchase outstanding shares of our common stock. It is possible that we will fail to identify reinvestment options that would provide returns or a risk profile that is comparable to the asset that was repaid. If we fail to redeploy the proceeds we receive from repayment of a loan in equivalent or better alternatives, our financial performance and returns to investors could suffer.

A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could impair our investments and harm our operations, which could materially and adversely affect us.

The risks associated with our business will be more severe during periods of economic slowdown or recession if these periods are accompanied by declining real estate values. Declining real estate values will likely reduce the level of loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the value of real estate weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on its loans in the event of default because the value of our collateral may be insufficient to cover its cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our ability to invest in, hold and finance loans. Any of the foregoing risks could materially and adversely affect us.

Recent macroeconomic trends, including inflation and rising interest rates, may adversely affect our business, financial condition and results of operations.

Throughout 2022, inflation in the United States has accelerated and is currently expected to continue at an elevated level in the near-term. Rising inflation could have an adverse impact on any floating rate debt we have incurred and may incur in the future, and our general and administrative expenses, as these costs could increase at a rate higher than our interest income and other revenue. In response to recent inflationary pressure, the U.S. Federal Reserve and other global central banks have raised interest rates in 2022 and 2023 and have indicated likely further interest rate increases. To the extent our borrowing costs increase faster than the interest income earned from our floating-rate loans, such increases may adversely affect our cash flows. In addition, such inflation may materially and adversely impact the ability of our borrowers to make required payments on our loans.

Provisions for loan losses are difficult to estimate.

Our provision for loan losses is evaluated on a quarterly basis. The determination of our provision for loan losses requires us to make certain estimates and judgments, which may be difficult to determine. Our estimates and judgments are based on a number of factors, including projected cash flow from the collateral securing our loans, debt structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, potential for refinancing and expected market discount rates for varying property types, all of which remain uncertain and are subjective. Our estimates and judgments may not be correct and, therefore, our results of operations and financial condition could be severely impacted.

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

We have made, and may in the future make investments through joint ventures. Such joint venture investments may involve risks not otherwise present when we originate or acquire investments without partners, including the following:

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

The valuation of CRE assets and therefore the valuation of any underlying collateral relating to loans made by us is inherently subjective and uncertain due to, among other factors, the individual nature of each property, its location, the expected future cash flows from that particular property, future market conditions, the impact of the COVID-19 pandemic on the demand for various types of real estate and the valuation methodology adopted. In addition, where we invest in construction loans, initial assessments will assume completion of the project. As a result, the valuations of the CRE assets against which we will make loans are subject to a large degree of uncertainty, which has increased due to the current market volatility, and are made on the basis of assumptions and methodologies that may not prove to be accurate, particularly in periods of volatility, low transaction flow or restricted debt or equity capital availability in the commercial or residential real estate markets.

The due diligence process that our Manager undertakes in regard to investment opportunities may not reveal all facts that may be relevant in connection with an investment and if our Manager incorrectly evaluates the risks of our investments, we may experience losses, which could materially and adversely affect us.

Before making investments for us, our Manager conducts due diligence that it deems reasonable and appropriate based on the facts and circumstances relevant to each potential investment. When conducting due diligence, our Manager may be required to evaluate a number of important issues, including but not limited to those relating to business, financial, tax, accounting, environmental, social and governance (“ESG”) matters, technology, cybersecurity, legal, regulatory and macroeconomic trends. Outside consultants, legal advisors and accountants may be involved in the due diligence process in varying degrees depending on the investment. Relying on the resources available to it, our Manager will evaluate our potential investments based on criteria it deems appropriate for the relevant investment. The nature and scope of our Manager’s ESG-related diligence, if any, will vary based on the nature of the investment opportunity and what our Manager deems appropriate under the circumstances, which may not reflect the preferred practices of any particular investor and may differ from other market practices. In addition, our Manager’s credit underwriting may not prove accurate, and actual results may vary materially from estimates. If our Manager’s assessment of an asset’s future performance is not accurate relative to the way we underwrite such asset, or our Manager’s due diligence process fails to identify material risks relating to such asset, we may experience losses with respect to such investment. Any such losses could materially and adversely affect us.

Moreover, investment analyses and decisions by our Manager may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to our Manager at the time of making an investment decision may be limited, and it may not have access to detailed information regarding such investment. Further, certain considerations covered by our Manager’s diligence, such as ESG-related risks, are continuously evolving, including from an assessment, regulatory and compliance standpoint, and our Manager may not accurately or fully anticipate such evolution. Therefore, we cannot assure you that our Manager will have knowledge of all circumstances that may adversely affect such investment.

We may foreclose on certain of the loans we originate or acquire, which could result in material losses.

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

Furthermore, claims may be asserted by other lenders or borrowers that might interfere with our ability to foreclose or otherwise enforce our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buyout of the borrower’s position in the loan. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process and potentially resulting in a reduction or discharge of a borrower’s debt. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net proceeds and, thus, increase any such loss. The incurrence of any such losses could materially and adversely affect us.

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

We face a number of risks associated with climate change including risks stemming from the physical impacts of climate change and risks related to potential changes in applicable legislation and regulation, either of which could have a material adverse effect on the properties underlying our investments, our borrowers, or our performance. It is not possible to predict how legislation or new regulations that may be adopted to address greenhouse gasses, or GHG, emissions will impact our borrowers or CRE properties generally. Future environmental laws and regulations could require the owners of properties to make significant expenditures to attain and maintain compliance. More broadly, we face risks associated with the unpredictability of new legislation and regulation focused on ESG matters, as well as those associated with an increasing trend among certain investors to take ESG factors into account in determining whether to invest in companies. If we are involved with assets or entities associated with certain industries or activities that are perceived to be causing or exacerbating climate change or other ESG-related issues, it may adversely impact our ability to raise capital from certain investors or harm our reputation. Conversely, if we avoid involvement with such industries or activities, it may limit our capital deployment opportunities to an extent that adversely affects our business.

Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to environmental, social and governance matters, that could expose us to numerous risks.

Recently, there has been growing concern from advocacy groups, government agencies and the general public on ESG matters and increasingly regulators, customers, investors, employees and other stakeholders are focusing on ESG matters and related disclosures. Such governmental, investor and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to manage, assess and report.

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, the New York Stock Exchange and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. Further, new and emerging regulatory initiatives in the U.S. related to climate change and ESG could adversely affect our business.

These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. ESG, the ESG proposed rules and other sustainability matters and our response to these matters could harm our business, including in areas such as diversity, equity and inclusion, human rights, climate change and environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. Further, we may choose to communicate certain initiatives and goals, regarding environmental matters, diversity, responsible sourcing and social investments and other ESG-related matters, in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If we are unable to adequately address such ESG matters or if we fail to achieve progress with respect to our goals within the scope of ESG on a timely basis, or at all, or if we or our borrowers fail or are perceived to fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.

Risks Related to Sources of Financing and Hedging

We have a significant amount of debt outstanding and may incur a significant amount of additional debt in the future, which subjects us to increased risk of loss, which could materially and adversely affect us.

As of December 31, 2022, we had approximately $5.7 billion in consolidated indebtedness outstanding. In the future, subject to market conditions and availability, we may incur significant additional debt through repurchase facilities, asset-specific financing structures, and secured term loan borrowings. In addition to these types of financings, we may also use other forms of leverage, including secured and unsecured credit arrangements, structured financings such as CMBS and CLOs, derivative instruments, public and private secured and unsecured debt issuances by us or our subsidiaries.

Subject to compliance with the leverage covenants contained in our repurchase facilities and other financing arrangements, the amount of leverage we employ will vary depending on our available capital, our ability to obtain financing, the type of assets we are financing, whether the financing is match-funded, whether the financing is recourse or non-recourse, the debt restrictions and other covenants sought to be imposed by prospective and existing lenders and the stability of our loan portfolio’s cash flow, as well as general business conditions affecting lenders and the broader debt capital markets, including overall supply and demand of credit. In addition, we may leverage individual assets at substantially higher levels than our targeted Total Leverage Ratio.

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
•
our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that such debt will increase our investment yields in an amount sufficient to offset the associated risks relating to leverage;
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

Our Secured Term Loan, Debt Related to Real Estate Owned, current financing facilities, and secured loans impose, and additional lending facilities may impose, financial and other covenants that restrict our operational flexibility, which could materially and adversely affect us.

Our Secured Term Loan, Debt Related to Real Estate Owned, current financing facilities, and secured loans contain, and additional financing facilities may contain, various customary covenants, including requiring us to meet or maintain certain financial ratios or other requirements that restrict our operational flexibility, including restrictions on dividends, distributions or other payments from our subsidiaries, and impede certain investments that we might otherwise make. In addition, certain of our existing lenders and counterparties, and future lenders or counterparties require us to maintain minimum amounts of cash or other liquid assets. As a result, we may not be able to leverage our assets as fully as we would otherwise choose, which could reduce our liquidity and returns on equity. If we are unable to meet these financial covenants, it could materially and adversely affect us. In addition, certain of our existing lenders require, and future lenders may require, us to agree that we would be in default if our Manager or one or more of its executive officers cease to serve in such capacity for any reason. If we fail to satisfy any of these covenants, such that a default arises, our lenders may be entitled to enforce remedies such as declaring outstanding amounts due and payable, terminating their commitments, requiring the posting of additional collateral and/or enforcing their security interests against existing collateral, unless we were able to negotiate a waiver, forbearance or other modification. Any such arrangement could be conditioned on an amendment to the lending or repurchase agreement and any related guarantee agreement on terms that may be unfavorable to us. Certain of our financings are, and may also in the future, contain cross-default and/or cross-acceleration provisions with respect to our other debt agreements or facilities. Any such provision could allow a financing counterparty to declare a default because of a default under a financing arrangement with a different financing counterparty, defaults across multiple financings resulting from a single event. This and any other type of default could make it difficult for us to satisfy the requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes, as liquidity generated from operating cash flow is transferred to our lenders rather than distributed to our stockholders. As a result, a default on any of our debt could materially and adversely affect us.

Credit ratings assigned to us, our indebtedness or our investments will be subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded or withdrawn or placed on negative outlook, which could adversely impact us.

We and our Secured Term Loan are currently rated by Standard & Poor’s and Moody’s Investors Service and our Secured Term Loan is also rated. Our and our Secured Term Loan credit ratings could change based upon, among other things, our historical and projected business, financial condition, liquidity, results of operations, and prospects. Our issuer and senior secured debt credit ratings have in the past fluctuated, and currently have ratings of B+ (stable) from Standard and Poor's and Ba3 (stable) from Moody’s Investors Service. These ratings actions or any future downgrade, or withdrawal of a rating or any credit rating agency action that indicates that it has placed our rating on a “watch list” for a possible downgrading or lowering, or otherwise indicates that its outlook for our rating is negative, could increase our borrowing costs and our ability to access capital on favorable terms or at all and otherwise adversely affect us. Our ratings are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any ratings will not be changed adversely or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant.

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

Further, any downgrade of the Company’s credit ratings by any of the credit agencies that cover our debt may make it more difficult and costly for us to access capital. There can be no assurances that our credit ratings will not be downgraded in the future, whether as a result of deteriorating general economic conditions, failure to successfully implement our operating strategy or the adverse impact on our results of operations or liquidity position of any of the above, or otherwise.

The arrangements that we currently use, or may in the future use, to finance our investments may require us to provide additional collateral or pay down debt based on the occurrence of certain events.

Some of our financing arrangements contain mark-to-market provisions creating a risk that a decline in the market value of the assets pledged or sold by us to the provider of the related financing will allow the lender or counterparty to make margin calls or otherwise force us to repay all or a portion of the funds advanced additional collateral. Our Manager generally seeks to structure credit and repurchase facilities that do not allow our lenders or counterparties to make margin calls or require additional collateral solely as a result of a disruption in the CMBS market, capital markets or credit markets, or a general increase or decrease of interest rate spreads or other similar benchmarks (as opposed to allowing such counterparties to make margin calls upon the occurrence of adverse “credit events” related to the collateral). However, some of our repurchase facilities contain, and certain of our future repurchase facilities or other financing facilities may contain, provisions allowing our lenders to make margin calls or require additional collateral solely upon the occurrence of adverse changes in the markets or interest rate or spread fluctuations, subject to minimum thresholds, among other factors. We have in the past pursued, and may continue to pursue, standstill agreements, pursuant to which we may agree to voluntary repayments in exchange for the lender agreeing not to exercise margin calls for a period of time, with our repurchase facility counterparties if or when we deem appropriate, although there is no assurance that such efforts will be successful. Under credit and repurchase facilities that provide for margin calls or require additional collateral based on the market value of the financed asset or assets, the lender or counterparty can generally require additional collateral upon the occurrence of a credit event specific to the collateral that adversely impacts the value of such collateral. From time to time, we may not have the funds available to meet such a margin call, which would likely result in one or more defaults unless we are able to raise the requisite funds from alternative sources such as selling assets at a time when we would not otherwise choose to do so (which we may not be able to achieve on favorable terms or at all). In addition, the payment of margin calls and/or provision of additional collateral could reduce our cash available to make other, higher yielding investments (thereby decreasing our returns on equity). If we cannot meet these requirements, the lender or counterparty could accelerate our indebtedness and exercise remedies including retention or sale of assets pledged or transferred as collateral, increase the interest rate on advanced funds, increase the level of recourse on our borrowings, and/or terminate our ability to borrow funds from it, which could materially and adversely affect us. Additionally, any future loan modifications for our loans that have been financed with repurchase facilities will require the consent from the applicable lender prior to us entering into any such loan modification. There can be no assurance that such lender will consent to any such loan modifications or will not require us to take certain actions as a condition to obtaining such consent, which could materially and adversely affect us.

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

Our ability to fund our investments may be impacted by our ability to secure bank credit facilities (including term loans and revolving facilities), repurchase facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to asset-specific financing arrangements and other sources of financing on acceptable terms. We utilize repurchase agreements to finance the acquisition of certain investments. In order for us to borrow funds under a repurchase agreement, our lender has the right to review the potential assets for which we are seeking financing and approve such assets in its sole discretion. Accordingly, we may be unable to obtain the consent of a lender to finance an investment and alternate sources of financing for such asset may not exist. We may also rely on short-term financing that would be especially exposed to changes in availability. Our access to sources of financing will depend upon a number of factors, over which we have little or no control, including:

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

We will need to periodically access the capital markets to raise cash to fund new investments or repay in whole or in part the financings associated with existing investments. Unfavorable economic or capital market conditions, such as the severe dislocation in the capital and credit markets caused most recently by a material increase in interest rates designed to combat inflation arising after the earlier stages of the COVID-19 pandemic and, before that, reflected by the global financial crisis of 2008, may increase our financing costs, limit our access to the capital markets and result in a decision by our potential lenders not to extend credit. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business plan and could decrease our earnings and liquidity and materially and adversely affect us. In addition, any dislocation or weakness in the capital and credit markets, such as the dislocation that existed during the global financial crisis of 2008, could adversely affect our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, as regulatory capital requirements imposed on our lenders are increased, they may be required to limit or increase the cost of financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. No assurance can be given that we will be able to obtain financing on favorable terms or at all.

In addition, although we plan to seek to reduce our exposure to lender concentration-related risk by entering into financings with various counterparties, we are not required to observe specific lending counterparty diversification criteria. To the extent that our net exposure under our lending arrangements may become concentrated with one or more lenders, the adverse impacts of defaults or terminations by our lenders may be significantly greater.

Fluctuations in interest rates and credit spreads could increase our financing costs and/or reduce our ability to generate income on our investments, which could lead to a significant decrease in our results of operations, cash flows and the value of our investments or the underlying collateral and may limit our ability to pay distributions to our stockholders.

Our primary interest rate exposures relate to the yield on our investments and the financing cost of our debt, as well as our exposure to interest rate swaps that we may utilize for hedging purposes either with respect to our investments or our indebtedness. Changes in interest rates affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. In a period of rising interest rates, our interest expense on floating rate debt would increase, while any additional interest income we earn on floating rate investments may not equal or exceed the increase in interest expense. The interest earned on investments and incurred on debt that carry a fixed rate would not change. In a period of declining interest rates, the interest income on floating rate investments would decline, while any decline in the interest we are charged on our floating rate debt may not equal or exceed the decrease in interest income and the interest expense we incur. As noted above, the interest earned on investments and incurred on debt that carry a fixed rate would not change. Certain of our financings may have interest rate floors, which if the index rate were to fall below such floor our interest expense would essentially remain fixed. Consequently, changes in interest rates may significantly influence our net interest income. Interest rate fluctuations resulting in our interest expense exceeding interest income would result in operating losses, which could materially and adversely affect us. Changes in the level of interest rates also may affect our ability to originate or acquire investments, the value of our investments and our ability to realize gains from the disposition of assets. Increases in interest rates and credit spreads may also negatively affect demand for loans and could result in higher borrower default rates. In 2022 and 2023, the U.S. Federal Reserve raised benchmark overnight interest rates on multiple occasions and may further increase rates. For more information regarding changes in interest rates affecting borrower default rates, please see “—The planned discontinuance of LIBOR has affected and will continue to affect financial markets generally, and may adversely affect our interest income, interest expense, or both.” See also “—Prepayment rates may adversely affect the yield on our loans and the value of our portfolio of assets.”

Our operating results will depend, in part, on differences between the income earned on our investments, net of credit losses, and our financing costs. The yields we earn on our assets and our borrowing costs tend to move in the same direction in response to changes in interest rates. However, one can rise or fall faster than the other, causing our net interest income to expand or contract. In addition, we could experience a compression of the yield on our investments and our financing costs. Although we seek to match the terms of our liabilities to the expected lives and interest rate reference indices of loans that we originate or acquire, circumstances may arise in which our liabilities are shorter in duration than our investments, resulting in their adjusting faster in response to changes in interest rates. For any period during which our investments are not match-funded, the income earned on such investments may respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, in such circumstances, increases in interest rates, particularly short-term interest rates, may immediately and significantly decrease our results of operations and cash flows, the market value of our investments and may adversely impact our ability to comply with covenants under our financings.

Our use of leverage may create a mismatch with the duration and interest rate reference index of the investments that we are financing.

We work to structure our financings to minimize the difference between the term of our investments and the term of the financing for such investments. In the event that a financing has a shorter term than the tenor of the financed investment, we may not be able to extend the financing or find appropriate replacement financing and any such failure would have an adverse impact on our liquidity and our returns. In the event that a financing has a shorter term than the financed investment, we may not be able to repay the financing when due or replace the financed investment with an optimal substitute or at all, which will negatively impact our desired leveraged returns.

We attempt to structure our financings to minimize any mismatch between the type of interest rate of our investments and the interest rate of related financings—financing floating rate investments with floating rate financing and fixed rate investments with fixed rate financing. Further, we work to match reference rates on floating rate liabilities used to finance floating rate assets. If such a rate-type matched product is not then available to us on favorable terms, we may use hedging instruments to effectively create such a match. For example, in the case of fixed rate investments, we may finance investments with floating rate financing, but effectively convert all or a portion of the attendant financing to fixed rate using hedging strategies. We routinely use LIBOR/SOFR floors on both our investments and our debt financings, with the financing LIBOR/SOFR floor typically at a lower rate than for our investments. For more information regarding changes in interest rates affecting borrower default rates, please see “—The planned discontinuance of LIBOR has affected and will continue to affect financial markets generally, and may adversely affect our interest income, interest expense, or both.”

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

As certain borrowings mature, we may need to replace such borrowings with new financings, find other sources of liquidity or sell assets. As borrowing rates have increased from historically low levels that have been seen recently, at the time we enter into new borrowings, the spread between the returns on our investments and the cost of our borrowings may be reduced. In addition, there is no assurance that short-term interest rates may not increase further. For example, in response to recent inflationary pressure, the U.S. Federal Reserve and other global central banks have raised interest rates in 2022 and 2023 and have indicated likely further interest rate increases. This could adversely affect the return on our assets, which might reduce our earnings and, in turn, cash available for distribution to our stockholders, potentially materially.

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
•
the duration of the hedge may not match the duration of the related instrument for which protection is sought;
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

Though our primary strategy is to originate and acquire shorter term, floating rate loans, our investments may include loans with either floating interest rates or fixed interest rates. Floating rate investments earn interest at rates that adjust from time to time (typically monthly) based upon an index (typically one-month LIBOR or SOFR). The coupons earned by the floating rate loans fluctuate based upon interest rate reference indices (again, typically one-month LIBOR or SOFR) and, in a declining and/or low interest rate environment, these loans will earn lower rates of interest and this will impact our operating performance. Fixed interest rate investments, however, do not have adjusting interest rates and the relative value of the fixed cash flows from these investments will decrease as prevailing interest rates rise or increase as prevailing interest rates fall, causing potentially significant changes in value. We may employ various hedging strategies to limit the effects of changes in interest rates (and in some cases credit spreads), including engaging in interest rate swaps, caps, floors and other interest rate derivative products. We believe that no strategy can completely insulate us from the risks associated with interest rate changes and there is a risk that they may provide no protection at all. Hedging transactions involve certain additional risks such as counterparty risk, leverage risk, the legal enforceability of hedging contracts, the early repayment of hedged transactions and the risk that unanticipated and significant changes in interest rates may cause a significant loss of basis in the contract and a change in current period expense. We cannot make assurances that we will be able to enter into hedging transactions or that hedging transactions will adequately protect us against the foregoing risks.

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

As of December 31, 2022, our loan portfolio included $7.4 billion of floating rate loans for which the interest rate was tied to LIBOR or SOFR. Additionally, we had $5.7 billion of floating rate debt tied to LIBOR or SOFR. To the extent that any relevant loan or debt instrument is outstanding at the time at which LIBOR is discontinued, its terms may provide for the relevant interest or payment calculations to be made by reference to an alternative benchmark rate or on some other basis. Our loan agreements relating to our investments and financing arrangements generally do provide for replacement reference rates in the event that LIBOR is no longer available or otherwise viable. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. Any changes, reforms or replacements relating to LIBOR could increase our interest expense and could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, there could be a mismatch between the timing of adjusting the floating base rate from LIBOR to an alternative base rate up on the discontinuation of LIBOR, between our financing arrangements and our loan investments, which may have an immediate and significant adverse impact on our results of operations and cash flows and the market value of our investments. We are monitoring the developments with respect to the potential phasing out of LIBOR and are working with our lenders and borrowers to minimize the impact of any LIBOR transition on our financial condition and results of operations, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

For information on the steps we are taking with regard to the transition from LIBOR to alternative reference rates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk—LIBOR Transition."

We may use securitizations to finance our investments and make investments in CMBS, CLOs, and other similar structured finance investments, which may expose us to risks that could result in losses.

We may, to the extent consistent with our qualification as a REIT, seek to securitize certain of our loan portfolio investments. This would involve creating a special-purpose vehicle, contributing a pool of our assets to the entity, and selling interests in the entity on a non-recourse basis to purchasers (whom we would expect to be willing to accept a lower interest rate to invest in investment-grade loan pools) and may require us to retain a portion of the risk of the assets in accordance with risk retention laws and regulations, which would not allow us to sell or hedge our risk retention interests. We would expect to retain all or a portion of the equity in the securitized pool of portfolio investments. We may use short-term facilities to finance the acquisition of investments until sufficient eligible investments have been accumulated, at which time we would refinance these investments through a securitization, such as a CMBS, or issuance of CLOs, or the private placement of loan participations or other long-term financing. If we were to employ this strategy, we would be subject to the risk that we would not be able to acquire, during the period that our short-term facilities are available, sufficient eligible investments to maximize the efficiency of one of these financing strategies. We also would be subject to the risk that we would not be able to obtain short-term credit facilities or would not be able to renew any short-term credit facilities after they expire should we find it necessary to extend our short-term credit facilities to allow more time to seek and acquire sufficient eligible investments for a long-term financing. The inability to consummate securitizations of our loan portfolio to finance our investments on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to grow our business. Additionally, a securitization transaction might magnify our exposure to losses because any equity interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses.

Additionally, we may from time to time invest in subordinated classes of securities in a structure of securities secured by a pool of mortgages or loans. Accordingly, the securities are the first or among the first to bear the loss upon a restructuring or liquidation of the underlying collateral and last or among the last to receive payment of interest and principal.

Subordinate interests in securitized products generally are not actively traded and are relatively illiquid investments and volatility in trading markets for securitized products may cause the value of these investments to decline. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments and any other fees in connection with the trust or other conduit arrangement for the securities, we may incur significant losses.

With respect to the CMBS, CLOs and other securitized products in which we may invest, control over the related underlying loans will be exercised through a special servicer or collateral manager designated by a “directing certificate holder” or a “controlling class representative,” or otherwise pursuant to the related securitization documents. We may acquire classes of CMBS, CLOs or other securitized products, for which we may not have the right to appoint the directing certificate holder or otherwise direct the special servicing or collateral management. With respect to the management and servicing of those loans, the related special servicer or collateral manager may take actions that could materially and adversely affect our interests.

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

The investment guidelines approved by our Board, and required to be followed by our Manager, are broad. Moreover, these guidelines, as well as our investment strategy, target assets, financing strategy and policies with respect to investments, originations, acquisitions, growth, operations, indebtedness, hedging, capitalization, distributions and other corporate matters may be changed at any time without the consent of our stockholders, subject to applicable law. This could result in changes to the risk profile of our investment portfolio over time. A change in our investment strategy may also increase our exposure to interest rate risk, default risk and real estate market fluctuations. Furthermore, a change in our target assets could result in our making investments in asset categories different from those described in this report. These changes could materially and adversely affect us.

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

The laws and regulations governing our operations or those of our competitors, as well as their interpretation, may change from time to time, and new laws and regulations may be enacted. We may be required to adopt or suspend certain business practices as a result of any changes, which could impose additional costs on us, which could materially and adversely affect us. For example, as a result of the COVID-19 pandemic, some government entities instituted moratoria on business activities, construction, evictions and foreclosures and rent cancellation. These measures and future measures of this kind may adversely affect us or our borrowers. Furthermore, if “regulatory capital” or “capital adequacy” requirements—whether under the Dodd-Frank Act, Basel III, or other regulatory action—are further strengthened or expanded with respect to lenders that provide us with debt financing, or were to be imposed on us directly, they or we may be required to limit or increase the cost of financing they provide to us or that we provide to others. Among other things, this could potentially increase our financing costs, reduce our ability to originate or acquire loans and reduce our liquidity or require us to sell assets at an inopportune time or price.

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

Some jurisdictions require non-bank companies to hold licenses to conduct lending activities. State licensing statutes vary from state to state and may prescribe or impose: various recordkeeping requirements; restrictions on loan origination and servicing practices, including limits on finance charges and the type, amount and manner of charging fees; disclosure requirements; requirements that licensees submit to periodic examination; surety bond and minimum specified net worth requirements; periodic financial reporting requirements; notification requirements for changes in principal officers, stock ownership or corporate control; restrictions on advertising; and requirements that loan forms be submitted for review. Obtaining and maintaining state licenses will cause us to incur expenses and failure to be properly licensed under state law or otherwise may have a material adverse effect on us.

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

We rely heavily on our Sponsor’s financial, accounting, treasury, communications and other data processing systems. These systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, these systems are from time to time subject to cyberattacks, which may continue to increase in sophistication and frequency in the future. Attacks on us and our Sponsor’s and service providers’ systems could involve attempts that are intended to obtain unauthorized access to our proprietary information or personal identifying information of our stockholders or borrowers (and their beneficial owners), destroy data or disable, degrade or sabotage our systems, including through the introduction of computer viruses and other malicious code.

Cybersecurity incidents and cyberattacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Our information and technology systems as well as those of our Sponsor and other related parties, such as service providers, may be vulnerable to damage or interruption from cybersecurity breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. As a result of the increased demand for remote working arrangements and our general reliance on internet technology, which may create additional opportunities for cybercriminals to exploit vulnerabilities, we may face increased cybersecurity risks. Cyberattacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. There has been an increase in the frequency and sophistication of the cyber and security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us or our Sponsor because we hold a significant amount of confidential and sensitive information. As a result, we and our Sponsor may face a heightened risk of a security breach or disruption with respect to this information. If successful, these types of attacks on our or our Sponsor’s network or other systems could have a material adverse effect on us, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation. There can be no assurance that measures we or our Sponsor takes to ensure the integrity of our systems will provide protection, especially because cyberattack techniques used change frequently or are not recognized until successful.

If unauthorized parties gain access to this information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including non-public personal information related to stockholders or borrowers (and their beneficial owners) and material non-public information. Although we and our Sponsor have implemented, and our service providers may implement, various measures to manage risks relating to these types of events, these systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. We do not control the cybersecurity plans and systems put in place by third-party service providers, and these third-party service providers may have limited indemnification obligations to us or our Sponsor, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders, material non-public information and the intellectual property and trade secrets and other sensitive information in the possession of us or our Manager. We could be required to make a significant investment to remedy the effects of any failures, harm to our reputations, legal claims that we and our Manager may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity and other events that may materially and adversely affect us.

In addition, our business highly depends on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize our or our Manager’s, its employees’, or our investors’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our or our investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if we or our Manager fail to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our investors to lose confidence in the effectiveness of our or our Manager’s security measures.

A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, could have a material adverse impact on our ability to continue to operate our business without interruption. Our and our Sponsor’s disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

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

We offer no assurance that our Manager will remain our investment manager or that we will continue to have access to the officers, key personnel and investment professionals of our Sponsor and its affiliates. The term of the Management Agreement with our Manager provides for automatic one-year renewals of the agreement following its original expiration date, unless it is otherwise terminated by our Board. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our investment strategy, which would materially and adversely affect us.

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

Our Manager manages our loan portfolio pursuant to very broad investment guidelines and is not required to seek the approval of our Board for investment decisions where certain criteria are met, which may result in riskier decisions that could cause investment returns to be substantially below expectations including the potential for material losses.

Our Manager is authorized to follow very broad investment guidelines that provide it with broad discretion over investment, financing, asset allocation and hedging decisions. Our Board will periodically review our investment guidelines and our loan and investment portfolio but will not, and will not be required to, review and approve in advance all of our proposed loans and investments or the Manager’s financing, asset allocation or hedging decisions. In addition, in conducting periodic reviews, our directors may rely primarily on information provided to them by our Manager or its affiliates. Subject to maintaining our REIT qualification and our exclusion from regulation under the 1940 Act, our Manager has significant latitude within the broad investment guidelines in determining the types of loans and investments it makes for us, and how such loans and investments are financing or hedged, which could result in investment returns that are substantially below expectations or that result in losses, which could adversely affect our results of operations and financial condition.

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
•
Allocation of Investment Opportunities. Certain inherent conflicts of interest arise from the fact that our Sponsor, and its affiliates, including our Manager, will provide investment management and other services both to us and other investment vehicles or accounts they manage. Our Sponsor and its affiliates, including our Manager, are not restricted from entering into other investment advisory relationships or from engaging in other business activities from time to time. Our Sponsor and its affiliates, including our Manager, are not legally prohibited from forming or managing investment vehicles or accounts that would have an investment strategy that is substantially similar to our core investment strategy and, regardless, the existing and future investment vehicles or accounts managed by our Sponsor or its affiliates may from time to time invest in assets that overlap with our target assets. If any such situation arises, investment opportunities may be allocated between us and the other investment vehicles or accounts in a manner that may result in fewer investment opportunities being allocated to us than would have otherwise been the case. Our Sponsor and its affiliates may also give advice to other sponsored vehicles or accounts that differs from advice given to us by our Manager even if the underlying investment objectives are similar. While our Sponsor and its affiliates will seek to manage potential conflicts of interest in a fair and equitable manner, the strategies employed by our Sponsor and its affiliates in managing other sponsored vehicles or accounts could conflict with the strategies employed by our Manager in managing our business. The business decisions of our Sponsor and its other affiliates with respect to other investment vehicles or accounts may adversely affect the marketability, exit strategy, prices and availability of the assets in which we invest. Conversely, participation in specific investment opportunities may be appropriate, at times, for both us and other investment vehicles or accounts sponsored by our Sponsor or its affiliates, which may result in us not participating in certain investment opportunities in which we would have otherwise participated. Additionally, we are not precluded from entering into other third-party joint ventures or additional co- investment arrangements that have the effect of diluting our stockholders' beneficial interest in certain of our investments. Consequently, a stockholder’s indirect economic interest in each investment, expressed as a percentage of the overall economic interests in the investments, may vary substantially. Economically, certain investors may have more or less opportunity to profit or exposure to losses with respect to each investment.

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

We are generally required to annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, for us to qualify as a REIT, which requirement we currently intend to satisfy through quarterly distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. Our ability to pay dividends may be adversely affected by a number of factors, including due to the risk factors described in this report. Any distributions we make to our stockholders will be at the discretion of our Board and will depend upon our historical and anticipated REIT taxable income, results of operations, financial condition, liquidity, financing agreements (including covenants), maintenance of our REIT qualification, our exclusion from registration under the 1940 Act, applicable provisions of the MGCL and such other factors as our Board deems relevant. We believe that a change in any one of the following factors could adversely impair our ability to pay dividends to our stockholders:

•
our ability to make investments that generate attractive risk-adjusted returns;
•
margin calls, obligations to accelerate repayment of financings or other expenses that reduce our cash flow;
•
defaults in our portfolio or decreases in the value of our portfolio
•
the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

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

We have filed a registration statement on Form S-3 registering the resale of 16,058,983 shares of our common stock held by certain pre-initial public offering stockholders. These shares are freely tradable without compliance with Rule 144.

We have also filed a registration statement on Form S-8 registering shares of our common stock subject to issuance under the 2016 Plan. Shares covered by this registration statement are eligible for sale in the public market and subject to the Rule 144 limitations applicable to affiliates and vesting of such shares, as applicable. The issuance of these shares and their subsequent sale could cause the market price of our common stock to decline.

The market price of shares of our common stock could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of shares of our common stock or other equity securities.

Risks Related to Our Organization and Structure

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

We intend to conduct our operations so that we will not be deemed to be an investment company. However, if we were deemed to be an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business, financial condition and results of operations.

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

Our charter contains provisions that are designed to reduce or eliminate duties of our non-employee directors with respect to corporate opportunities and competitive activities.

Our charter contains provisions designed to reduce or eliminate duties of our non-employee directors and any person our non-employee directors control to refrain from competing with us or to present to us business opportunities that otherwise may exist in the absence of such charter provisions. Under our charter, our non-employee directors or their affiliates will not be obligated to present to us opportunities unless those opportunities are expressly offered to such person in his or her capacity as a director of our company and those persons will be able to engage in competing activities without any restriction imposed as a result of their status as directors of our company.

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

Our charter does not permit any person to own more than (a) 9.6%, in value or in number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our common stock, or (b) 9.6% in value of the aggregate of the outstanding shares of our common stock, and any attempt to acquire shares of our common stock or any of our common stock in excess of these ownership limits will not be effective without a prior exemption by our Board.

For us to qualify as a REIT under the Code, not more than 50% of the value of our outstanding stock may be owned directly or indirectly, by five or fewer individuals during the last half of a taxable year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. For the purpose of preserving our qualification as a REIT for federal income tax purposes, our charter prohibits beneficial or constructive ownership by any person of more than a certain percentage, currently 9.6%, in value or in number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our common stock or more than a certain percentage, currently 9.6%, in value of the aggregate of the outstanding shares of our common stock.

The constructive ownership rules are complex and may cause shares of the outstanding common stock owned by a group of related individuals or entities to be deemed to be constructively owned by another individual or entity. As a result, the acquisition of less than 9.6% of our outstanding shares of common stock or our common stock by an individual or entity could cause another individual or entity to own constructively in excess of 9.6% of our outstanding shares of common stock or our common stock, respectively, and thus violate one of the ownership limits. Any attempt to own or transfer shares of our common stock in violation of the ownership limits without the consent of our Board will result in either (a) the transfer of the shares in question to a trust for the exclusive benefit of a charitable beneficiary, or (b) the transfer being void, with the ultimate determination depending on the circumstances surrounding the transfer in question. In either case, the purported transferee shall acquire no rights in any shares purported to be transferred in excess of the ownership limits.

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

Issuance of Stock Without Stockholder Approval. Our charter authorizes our Board, without stockholder approval, to authorize the issuance of up to 500,000,000 shares of common stock, $0.01 par value per share, and up to 10,000,000 shares of preferred stock, $0.01 par value per share, of which 125 shares are classified as 12.5% Series A Redeemable Cumulative Preferred Stock. Our charter authorizes a majority of our entire Board, without stockholder approval, to amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of shares of stock of any class or series that we have authority to issue. In addition, our Board, without stockholder approval, may reclassify any unissued shares of our common stock or preferred stock and may set the preferences, conversions or other rights, voting powers and other terms of the classified or reclassified shares. The issuance of any preferred stock could materially and adversely affect the rights of holders of our common stock and, therefore, could reduce the market price of our common stock. In addition, specific rights granted to future holders of our preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The power of our Board to cause us to issue preferred stock could, in certain circumstances, make it more difficult, delay, deter, prevent or make it more costly to acquire or effect a change in control that might involve a premium price for shares of our common stock or otherwise be in the best interest of our stockholders.

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

Any such corporate tax liability could be substantial and would reduce our cash available for, among other things, our operations and distributions to our stockholders. In addition, if we fail to maintain our qualification as a REIT, we will not be required to pay dividends to our stockholders. As a result of all these factors, our failure to maintain our qualification as a REIT also could impair our ability to expand our business and raise capital, and would materially and adversely affect us and the market price of our common stock. Furthermore, we have from time to time owned direct or indirect interests in one or more entities that elected to be taxed as REITs under the Code. We refer to each such entity as a Subsidiary REIT. If a Subsidiary REIT failed to qualify as a REIT, then (i) the Subsidiary REIT would face the tax consequences described above, and (ii) the Subsidiary REIT’s failure to qualify as a REIT could have an adverse effect on our ability to comply with the REIT income and asset tests, and thus could impair our ability to qualify as a REIT unless we could avail ourselves of certain relief provisions.

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

Finally, in the event that any debt instrument that we acquire is delinquent as to mandatory principal and interest payments, or in the event payments with respect to a particular debt instrument are not made when due, we may nonetheless be required to continue to recognize the unpaid interest as REIT taxable income as it accrues, despite doubt as to its ultimate collectability. We may also be required to accrue interest income with respect to subordinate MBS at its stated rate regardless of whether corresponding cash payments are received or are ultimately collectable. In each case, while an offsetting loss deduction generally should be available to us when the interest was determined to be uncollectible, the utility of that deduction could depend on our having REIT taxable income in that later year or thereafter.

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

stockholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (e.g., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning after December 31, 2017 and before January 1, 2026. Although this deduction reduces the effective U.S. federal income tax rate applicable to certain dividends paid by REITs (generally to 29.6% assuming the stockholder is subject to the 37% maximum rate), such tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. Accordingly, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the stock of REITs, including the per share trading price of our common stock.

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

As the COVID-19 pandemic has evolved from its emergence in early 2020, so has its global impact. The ongoing pandemic state has affected global supply chains, the labor market, and inflation, which continue to impact many industries, including the collateral underlying certain of our loans. In response, the Federal Reserve began raising interest rates in 2022 and has indicated that it foresees further interest rate increases through 2023. The overall impact to the global economy will depend largely on the recovery of disrupted supply chains and industries, the extent of the labor market interruptions, the result of the Federal Reserves’ policies, and other government interventions. We have experienced and may experience negative impacts to our business as a result of the COVID-19 pandemic that could have significant adverse impacts on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders in a variety of ways that are difficult to predict. For example, the economic disruptions related to COVID-19 have resulted in significant market volatility, which we expect may lead to a decrease in prepayment rates and an increase in the number of our borrowers who exercise extension options or seek extensions outside of their existing agreements if certain conditions to exercising such extension options have not been achieved. In addition, the market volatility may negatively impact the market values of loans secured directly or indirectly by CRE assets, as well as our ability to finance our investments on attractive terms, or at all. The full extent of the impact and effects of the COVID-19 pandemic will depend on future developments, including, among other factors, the duration and the severity of the COVID-19 pandemic, including variants, potential resurgences of COVID-19, the impact of government interventions, uncertainty with respect to the duration or the severity of the global economic slowdown, and the performance or valuation outlook for CRE markets and certain property types. Additionally, the longer-term macro-economic effects of the pandemic continue to impact many industries, including those of certain of our borrowers, and the market turmoil and other changes associated with the pandemic may have lasting effects on our business and operations. In particular, the increase in remote working arrangements in response to the pandemic has contributed, and may further contribute, to a decline in commercial real estate values and reduced demand for commercial real estate compared to pre-pandemic levels, which may adversely impact certain of our borrowers and may persist even as the pandemic continues to subside.

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

The obligations associated with being a public company require significant resources and attention from our Manager’s senior management team.

As a public company with listed equity securities, we will need to comply with new laws, regulations and requirements, including the requirements of the Exchange Act, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, related regulations of the SEC and requirements of the

NYSE. The Exchange Act requires that we file annual, quarterly and current reports with the SEC. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal control over financial reporting. These reporting and other obligations place significant demands on our Manager’s senior management team, administrative, operational and accounting resources and will cause us to incur significant expenses. We may need to upgrade our systems or create new systems, implement additional financial and other controls, reporting systems and procedures, and create or outsource an internal audit function. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired.

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

In addition, the enactment of the Terrorism Risk Insurance Act of 2002, or TRIA, requires insurers to make terrorism insurance available under their property and casualty insurance policies and provides federal compensation to insurers for insured losses. TRIA was reauthorized, with some adjustments to its provisions, in December 2019 for seven years through December 31, 2027. However, this legislation does not regulate the pricing of such insurance and there is no assurance that this legislation will be extended beyond 2027. The absence of affordable insurance coverage may adversely affect the general real estate lending market, lending volume and the market’s overall liquidity and may reduce the number of suitable investment opportunities available to us and the pace at which we are able to make investments. If the properties that we invest in are unable to obtain affordable insurance coverage, the value of those investments could decline and in the event of an uninsured loss, we could lose all or a portion of our investment.

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

Some of the factors that could negatively affect the market price of our common stock include:

•
our actual or projected operating results, financial condition, cash flows and liquidity, or changes in investment strategy or prospects;
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
•
significant volatility in the market price and trading volume of securities of publicly-traded REITs or other companies in our sector, which are not necessarily related to the operating performance of these companies;
•
changes in law, regulatory policies or tax guidelines, or interpretations thereof, particularly with respect to REITs;
•
changes in the value of our portfolio;
•
any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
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

Item 3. Legal Proceedings.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2022, we were not involved in any material legal proceedings. Refer to Note 14 to our consolidated financial statements for information on our commitments and contingencies.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION FOR COMMON STOCK, HOLDERS OF RECORD AND DIVIDEND POLICY

On November 3, 2021, our common stock began trading on the NYSE under the symbol “CMTG.” As of February 2, 2023, there were approximately 29 stockholders of record of our common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.

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

The following table sets forth the dividends declared during each calendar quarter for 2022, 2021, and 2020:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2022 Cash dividend	$0.37	$0.37	$0.37	$0.37
2021 Cash dividend	$0.37	$0.37	$0.37	$0.37
2020 Cash dividend	$0.43	$0.44	$0.37	$0.37

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

None.

ISSUER PURCHASES OF EQUITY SECURITIES

We entered into an agreement (the “10b5-1 Purchase Plan”) with Morgan & Stanley Co. LLC, pursuant to which Morgan Stanley & Co. LLC, as our agent, has bought in the open market $25.0 million in shares of our common stock in the aggregate during the period beginning on December 6, 2021 and ending 12 months thereafter.

The following table presents information with respect to the repurchase of our common stock during period from December 6, 2021 through October 24, 2022 ($ in thousands, except for share data and average price paid per share):

Period	Total number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
December 6, 2021 - October 24, 2022	1,679,570	$14.88	1,679,570	$—
Total	1,679,570	$14.88	1,679,570	$-

EQUITY COMPENSATION PLAN INFORMATION

Our equity compensation plan information required by this item will be included in the Proxy Statement to be filed relating to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

PERFORMANCE GRAPH

The information below shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act. The following graph is a comparison of the cumulative total stockholder return on shares of our common stock, the Russell 2000 Index (the “Russell 2000”), and the Bloomberg REIT Mortgage Index, a published industry index, from November 3, 2021 (the date our common stock began trading on the NYSE) to December 31, 2022. The graph assumes that $100 was invested on November 3, 2021 in our common stock, the Russell 2000 and the Bloomberg REIT Mortgage Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Part 1. Item 1A, “Risk Factors”and "Cautionary Note Regarding Forward-Looking Statements" in this Annual Report on Form 10-K.

Introduction

We are a CRE finance company focused primarily on originating loans on transitional CRE assets located in major U.S. markets, including mortgage loans secured by a first priority or subordinate mortgage on transitional CRE assets, and subordinate loans including mezzanine loans secured by a pledge of equity ownership interests in the direct or indirect property owner rather than directly in the underlying commercial properties. These loans are subordinate to a mortgage loan but senior to the property owner’s equity ownership interests. Transitional CRE assets are properties that require repositioning, renovation, rehabilitation, leasing, development or redevelopment or other value-added elements in order to maximize value. We believe our Sponsor’s real estate development, ownership and operations experience and infrastructure differentiates us in lending on these transitional CRE assets. Our objective is to be a premier provider of debt capital for transitional CRE assets and, in doing so, to generate attractive risk-adjusted returns for our stockholders over time, primarily through dividends. We strive to create a diversified investment portfolio of CRE loans that we generally intend to hold to maturity. We focus primarily on originating loans ranging from $50 million to $300 million on transitional CRE assets located in major markets with attractive fundamental characteristics supported by macroeconomic tailwinds.

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

I. Key Financial Measures and Indicators

As a CRE finance company, we believe the key financial measures and indicators for our business are net income per share, dividends declared per share, Distributable Earnings per share, Distributable Earnings excluding realized losses per share, book value per share, adjusted book value per share, Net Debt-to-Equity Ratio and Total Leverage Ratio. During the year ended December 31, 2022, we had net income per share of $0.79, dividends declared per share of $1.48, Distributable Earnings per share of $1.38, and Distributable Earnings excluding realized losses per share of $1.47. As of December 31, 2022, our book value per share was $17.48, our adjusted book value per share was $18.20, our Net-Debt-to-Equity Ratio was 2.2x, and our Total Leverage Ratio was 2.6x. We use Net Debt-to-Equity Ratio and Total Leverage Ratio, financial measures which are not prepared in accordance with GAAP, to evaluate our financial leverage, which in the case of our Total Leverage Ratio, makes certain adjustments that we believe provide a more conservative measure of our financial condition.

Net Income Per Share and Dividends Declared Per Share

The following table sets forth the calculation of basic and diluted net (loss) income per share and dividends declared per share ($ in thousands, except share and per share data):

	Three Months Ended	Year Ended
	December 31, 2022	December 31, 2022	December 31, 2021
Net (loss) income attributable to common stockholders	$(22,653)	$112,064	$170,537
Weighted average shares of common stock outstanding, basic and diluted	138,457,076	139,306,311	134,539,645
Basic and diluted net (loss) income per share of common stock	$(0.17)	$0.79	$1.27
Dividends declared per share of common stock	$0.37	$1.48	$1.48

Distributable Earnings

Distributable Earnings is a non-GAAP measure used to evaluate our performance excluding the effects of certain transactions, non-cash items and GAAP adjustments, as determined by our Manager, that we believe are not necessarily indicative of our current performance and operations. Distributable Earnings is a non-GAAP measure, which we define as net income in accordance with GAAP, excluding (i) non-cash stock-based compensation expense (income), (ii) real estate depreciation and amortization, (iii) any unrealized gains or losses from mark-to-market valuation changes (other than permanent impairments) that are included in net income for the applicable period, (iv) one-time events pursuant to changes in GAAP and (v) certain non-cash items, which in the judgment of our Manager, should not be included in Distributable Earnings. Pursuant to the Management Agreement, we use Core Earnings, which is substantially the same as Distributable Earnings excluding incentive fees, to determine the incentive fees we pay our Manager. Distributable Earnings is substantially the same as Core Earnings, as defined in the Management Agreement, for the periods presented.

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

While Distributable Earnings excludes the impact of our unrealized current provision for credit losses, loan losses are charged off and recognized through Distributable Earnings when deemed non-recoverable. Non-recoverability is determined (i) upon the resolution of a loan (i.e. when the loan is repaid, fully or partially, or in the case of foreclosure, when the underlying asset is sold), or (ii) with respect to any amount due under any loan, when such amount is determined to be non-collectible. During the year ended December 31, 2022, we recorded a $84.4 million increase in the CECL reserve, which has been excluded from Distributable Earnings.

In determining distributable earnings per share, the dilutive effect of unvested RSUs is considered. The weighted-average diluted shares outstanding used for Distributable Earnings has been adjusted from weighted-average diluted shares under GAAP to include unvested RSUs.

The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted-average diluted shares used for Distributable Earnings:

Weighted-Averages	December 31, 2022	December 31, 2021
Diluted Shares - GAAP	139,306,311	134,539,645
Unvested RSUs	1,190,126	-
Diluted Shares - Distributable Earnings	140,496,437	134,539,645

The following table provides a reconciliation of net (loss) income attributable to common stock to Distributable Earnings ($ in thousands, except share and per share data):

	Three Months Ended	Year Ended
	December 31, 2022	December 31, 2022	December 31, 2021
Net (loss) income attributable to common stock:	$(22,653)	$112,064	$170,537
Adjustments:
Non-cash stock-based compensation expense	3,427	7,457	8,812
Provision for (reversal of) current expected credit loss reserve	71,377	84,361	(8,962)
Gain on foreclosure of real estate owned	—	—	(1,430)
Other income	—	—	(5,855)
Depreciation expense	2,039	8,041	7,113
Unrealized gain on interest rate cap	(429)	(6,042)	—
Distributable Earnings prior to principal charge-offs	$53,761	$205,881	$170,215
Principal charge-offs	(27)	(11,527)	(1,761)
Distributable Earnings	$53,734	$194,354	$168,454
Weighted average diluted shares - Distributable Earnings	140,616,356	140,496,437	134,539,645
Diluted Distributable Earnings per share prior to principal charge-offs	$0.38	$1.47	$1.27
Diluted Distributable Earnings per share	$0.38	$1.38	$1.25

Book Value Per Share

We believe that presenting book value per share adjusted for the general current expected credit loss reserve and accumulated depreciation is useful for investors as it enhances the comparability across the industry. We believe that our investors and lenders consider book value excluding these items as an important metric related to our overall capitalization.

The following table sets forth the calculation of our book value and our adjusted book value per share ($ in thousands, except share and per share data):

	December 31, 2022	December 31, 2021
Total Stockholders’ Equity	$2,456,471	$2,604,267
Non-controlling interest	—	(37,636)
Stockholders’ Equity, net of non-controlling interest	$2,456,471	$2,566,631
Number of shares of common stock outstanding and RSUs	140,542,274	139,840,088
Book Value per share(1)	$17.48	$18.35
Add back: accumulated depreciation on real estate owned	$0.11	$0.05
Add back: general CECL reserve	$0.61	$0.48
Adjusted Book Value per share	$18.20	$18.88

(1)
Calculated as (i) total stockholders’ equity less non-controlling interest divided by (ii) number of shares of common stock outstanding and RSUs at period end.

II. Our Portfolio

The below table summarizes our loan portfolio as of December 31, 2022 ($ in thousands):

				Weighted Average(3)
	Number of Loans	Loan Commitment(1)	Carrying Value (2)	Yield to Maturity(4)	Term to Fully Extended Maturity (in years)(5)	LTV(6)
Senior and subordinate loans	77	$9,433,951	$7,428,774	8.6%	3.2	68.2%

(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Net of specific CECL reserve of $60.3 million.
(3)
Weighted averages are based on unpaid principal balance.
(4)
All-in yield represents the weighted average annualized yield to initial maturity of each loan, inclusive of coupon, and fees received, based on the applicable floating benchmark rate/floors (if applicable), in place as of December 31, 2022. For loans placed on non-accrual, the annualized yield to initial maturity used in calculating the weighted average annualized yield to initial maturity is 0%.
(5)
Fully extended maturity assumes all extension options are exercised by the borrower upon satisfaction of the applicable conditions.
(6)
LTV represents “loan-to-value” or “loan-to-cost”, which is calculated as our total loan commitment from time to time, as if fully funded, plus any financings that are pari passu with or senior to our loan, divided by our estimate of either (1) the value of the underlying real estate, determined in accordance with our underwriting process (typically consistent with, if not less than, the value set forth in a third-party appraisal) or (2) the borrower’s projected, fully funded cost basis in the asset, in each case as we deem appropriate for the relevant loan and other loans with similar characteristics. Underwritten values and projected costs should not be assumed to reflect our judgment of current market values or project costs, which may have changed materially since the date of origination. LTV is updated only in connection with a partial loan paydown and/or release of collateral, material changes to expected project costs, the receipt of a new appraisal (typically in connection with financing or refinancing activity) or a change in our loan commitment. Totals represent weighted average based on loan commitment, including non-consolidated senior interests and pari passu interests. Loans with specific CECL reserves are reflected as 100% LTV.

Portfolio Activity and Overview

The following table summarizes changes in unpaid principal balance within our portfolio, for both our loans and for our interests in loans (i.e., loans in which we have acquired an interest in a loan for which the transferor did not account for the transaction as a sale under GAAP) ($ in thousands):

	Three Months Ended December 31, 2022			Year Ended December 31, 2022
	Loans Receivable	Interests in Loans Receivable	Total	Loans Receivable	Interests in Loans Receivable	Total
Unpaid principal balance, beginning of period	$7,380,506	$—	$7,380,506	$6,441,238	$161,566	$6,602,804
Initial funding of loans	34,370	—	34,370	2,030,456	—	2,030,456
Advances on loans	198,480	—	198,480	679,258	17,080	696,338
Loan repayments	(74,804)	—	(74,804)	(1,484,880)	(178,646)	(1,663,526)
Principal charge-offs	(27)	—	(27)	(11,527)	—	(11,527)
Sale of loans receivable	—	—	—	(116,020)	—	(116,020)
Total net fundings/(payoffs)	158,019	—	158,019	1,097,287	(161,566)	935,721
Unpaid principal balance, end of period	$7,538,525	$—	$7,538,525	$7,538,525	$—	$7,538,525

The following table details our loan investments individually based on unpaid principal balances as of December 31, 2022 ($ in thousands):

Loan Number	Loan type	Origination Date	Loan Commitment(1)	Unpaid Principal Balance	Carrying Value (2)	Fully Extended Maturity(3)	Property Type	Construction (4)	Location	Risk Rating
1	Senior	12/16/2021	405,000	399,499	396,894	6/16/2027	Multifamily	-	CA	3
2	Senior	11/1/2019	390,000	390,000	388,918	11/1/2026	Multifamily	-	NY	3
3	Senior	7/12/2018	280,000	280,000	281,123	8/1/2023	Hospitality	-	NY	3
4	Senior	7/26/2021	225,000	224,079	222,928	7/26/2026	Hospitality	-	GA	3
5	Senior	10/18/2019	259,987	221,605	221,605	10/18/2024	For Sale Condo	Y	CA	3
6	Senior	10/4/2019	252,057	213,452	213,113	10/1/2025	Mixed-Use	Y	DC	3
7	Senior	6/30/2022	227,000	211,222	208,866	6/30/2029	Hospitality	-	CA	3
8	Senior	12/27/2018	210,000	208,797	166,790	2/1/2025	Mixed-Use	-	NY	5
9	Senior	8/17/2022	235,000	207,941	205,966	8/17/2027	Hospitality	-	CA	3
10	Senior	9/7/2018	192,600	192,600	192,355	10/18/2024	Land	-	NY	3
11	Senior	2/15/2022	262,500	190,288	188,100	2/15/2027	Multifamily	Y	CA	3
12	Senior	1/14/2022	170,000	170,000	168,847	1/14/2027	Multifamily	-	CO	3
13	Senior	4/14/2022	193,400	166,700	165,223	4/14/2027	Multifamily	-	MI	3
14	Senior	9/26/2019	258,400	163,955	162,697	9/26/2026	Office	-	GA	4
15	Senior	9/20/2019	225,000	159,391	157,832	12/31/2025	For Sale Condo	Y	FL	3
16	Senior	9/8/2022	160,000	151,509	150,087	9/8/2027	Multifamily	-	AZ	3
17	Senior	2/28/2019	150,000	150,000	149,938	2/28/2024	Office	-	CT	3
18	Senior	1/9/2018	148,500	148,500	148,500	1/9/2024	Hospitality	-	VA	4
19	Senior	12/30/2021	147,500	147,500	147,215	12/30/2025	Multifamily	-	PA	3
20	Senior	8/8/2019	154,999	138,749	120,036	8/8/2026	Multifamily	-	CA	5
21	Senior	4/26/2022	151,698	133,059	131,611	4/26/2027	Multifamily	-	TX	3
22	Senior	12/10/2021	130,000	130,000	129,279	12/10/2026	Multifamily	-	VA	3
23	Subordinate	12/9/2021	125,000	125,000	124,755	1/1/2027	Office	-	IL	3
24	Senior	9/24/2021	127,535	122,535	121,712	9/24/2028	Hospitality	-	TX	3
25	Senior	9/30/2019	122,500	122,500	122,373	2/9/2027	Office	-	NY	3
26	Senior	4/29/2019	120,000	119,510	119,336	4/29/2024	Mixed-Use	-	NY	3
27	Senior	3/1/2022	122,000	118,600	117,779	2/28/2027	Multifamily	-	TX	3
28	Senior	8/8/2022	115,000	115,000	114,126	8/8/2027	Multifamily	-	CO	3
29	Senior	7/20/2021	113,500	113,500	113,272	7/20/2026	Multifamily	-	IL	3
30	Senior	2/13/2020	124,810	112,442	112,088	2/13/2025	Office	-	CA	4
31	Senior	6/17/2022	127,250	111,521	110,146	6/17/2027	Multifamily	-	TX	3
32	Senior	6/7/2018	104,250	104,250	105,343	1/15/2022	Land	-	NY	4
33	Senior	12/15/2021	103,000	103,000	102,396	12/15/2026	Multifamily	-	TN	3
34	Senior	4/1/2020	141,084	97,774	96,781	4/1/2026	Office	Y	TN	3
35	Senior	10/11/2017	97,500	97,500	97,094	10/31/2023	Hospitality	-	CA	3
36	Senior	8/2/2021	100,000	96,710	96,189	8/2/2026	Office	-	CA	4
37	Senior	1/27/2022	100,800	95,877	95,216	1/27/2027	Multifamily	-	NV	3
38	Senior	3/31/2020	87,750	87,750	87,750	2/9/2025	Office	-	TX	4
39	Senior	8/1/2022	115,250	78,500	78,201	7/30/2026	Hospitality	Y	NY	4
40	Senior	7/10/2018	76,369	76,369	74,169	7/10/2025	Hospitality	-	CA	4
41	Senior	4/5/2019	75,500	75,500	75,452	4/5/2024	Mixed-Use	-	NY	3
42	Senior	12/14/2018	75,000	75,000	75,000	3/8/2023	Multifamily	-	DC	3
43	Senior	7/27/2022	76,000	73,686	73,211	7/27/2027	Multifamily	-	UT	3
44	Senior	3/22/2021	148,303	71,142	70,199	3/22/2026	Other	Y	MA	3
45	Senior	8/27/2021	84,810	69,869	69,298	8/27/2026	Office	-	GA	4
46	Senior	7/31/2019	67,000	67,000	67,000	1/30/2022	Land	-	NY	4
47	Senior	12/22/2021	76,350	64,468	63,907	12/22/2026	Multifamily	-	TX	3
48	Senior	11/2/2021	77,115	60,294	59,669	11/2/2026	Multifamily	Y	FL	3
49	Senior	8/29/2018	60,000	60,000	59,900	8/31/2023	Hospitality	-	NY	3
50	Senior	6/3/2021	79,600	58,829	58,281	6/3/2026	Other	-	MI	3
51	Senior	1/19/2022	73,677	54,070	53,487	1/19/2027	Hospitality	-	TN	3
52	Senior	1/10/2022	130,461	50,805	49,506	1/9/2027	Other	Y	PA	3
53	Senior	3/15/2022	53,300	49,844	49,459	3/15/2027	Multifamily	-	AZ	3
54	Senior	11/4/2022	140,000	40,086	38,703	11/9/2026	Other	Y	MA	3
55	Senior	2/4/2022	44,768	38,002	37,658	2/4/2027	Multifamily	-	TX	3
56	Senior	2/2/2022	90,000	35,104	34,199	2/2/2027	Office	Y	WA	3
57	Senior	12/30/2021	34,918	34,918	34,678	12/30/2025	For Sale Condo	-	VA	3
58	Subordinate	12/21/2018	32,902	32,902	33,059	6/21/2022	Land	-	NY	3
59	Senior	4/18/2019	30,000	30,000	29,950	5/1/2023	Office	-	MA	3
60	Senior	12/30/2021	141,791	29,643	28,291	12/30/2026	Mixed-use	Y	FL	3
61	Subordinate	7/2/2021	30,200	28,861	28,888	7/2/2024	Land	-	FL	3
62	Senior	11/24/2021	60,255	25,988	25,403	11/24/2026	Multifamily	Y	NV	3
63	Senior	2/17/2022	28,479	24,525	24,324	2/17/2027	Multifamily	-	TX	3
64	Senior	8/2/2019	19,873	19,873	20,095	2/2/2024	For Sale Condo	-	NY	3
65	Senior	1/31/2022	34,641	18,736	18,416	1/31/2027	Other	Y	FL	3
66	Senior	6/30/2022	48,500	16,753	16,290	6/30/2026	Other	Y	NV	3
67	Senior	5/13/2022	202,500	14,640	12,617	5/13/2027	Mixed-Use	Y	VA	3
68	Senior	10/13/2022	106,500	6,812	5,749	10/13/2026	Other	Y	NV	3
69	Senior	1/4/2022	32,795	3,501	3,177	1/4/2027	Other	Y	GA	3
70	Senior	7/1/2019	3,500	3,500	3,500	12/30/2020	Other	-	Other	5
71	Senior	4/19/2022	23,378	2,856	2,624	4/19/2027	Other	Y	GA	3
72	Senior	2/25/2022	53,984	1,723	1,184	2/25/2027	Other	Y	GA	3
73	Senior	2/18/2022	32,083	1,352	1,032	2/18/2027	Other	Y	FL	3
74	Subordinate	8/2/2018	927	927	913	7/9/2023	Other	-	NY	2
75	Senior	4/19/2022	24,245	132	(110)	4/19/2027	Other	Y	GA	3
76	Senior	9/2/2022	176,257	-	(1,763)	9/2/2027	Multifamily	Y	UT	3
77	Senior	12/21/2022	112,100	-	(1,121)	12/21/2027	Multifamily	Y	WA	3
Total			9,433,951	7,538,525	7,428,774
General CECL reserve					(68,347)
Grand Total/Weighted Average			9,433,951	7,538,525	7,360,427			30.6%		3.2

(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Net of specific CECL reserve on applicable loans.
(3)
Fully extended maturity assumes all extension options are exercised by the borrower upon satisfaction of the applicable conditions.
(4)
Based on loan commitment as of December 31, 2022.

Real Estate Owned, Net

On February 8, 2021, we acquired legal title to a portfolio of hotel properties located in New York, NY through a foreclosure. Prior to February 8, 2021, the hotel portfolio represented the collateral for the $103.9 million mezzanine loan that we held, which was in default as a result of the borrower failing to pay debt service. The hotel portfolio appears as real estate owned, net on our consolidated balance sheet and, as of December 31, 2022, was encumbered by a $290.0 million securitized senior mortgage, which is included as a liability on our consolidated balance sheet. Refer to Note 5 to our consolidated financial statements for additional details.

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

From time to time, some of our borrowers may experience delays in the execution of their business plans. As a transitional lender, we work with our borrowers to execute loan modifications which could include additional equity contributions from borrowers, repurposing of reserves, temporary deferrals of interest or principal, or partial deferral of coupon interest as payment-in-kind interest. We have completed a number of loan modifications to date, and we may continue to make additional modifications depending on the business plans, financial condition, liquidity and results of operations of our borrowers.

Our Manager reviews our loan portfolio at least quarterly, undertakes an assessment of the performance of each loan, and assigns it a risk rating between “1” and “5,” from least risk to greatest risk, respectively. The weighted average risk rating of our total loan portfolio was 3.2 at December 31, 2022.

Current Expected Credit Losses

On January 1, 2021, we adopted ASU 2016-13, which implemented the CECL accounting model. Following adoption, we recorded a $78.3 million cumulative effect adjustment to retained earnings.

During the year ended December 31, 2022, we recorded a principal charge-off of $11.5 million against a loan made to the personal estate of a former borrower. Prior to the charge-off, the loan had an unpaid principal balance of $15.0 million and a specific CECL reserve of $6.0 million, resulting in a carrying value of $9.0 million. Following the charge-off, the loan's carrying value is $3.5 million, which represents estimated collection. The loan is on non-accrual status and is in maturity default.

During the year ended December 31, 2022, we recorded a net provision of $84.4 million for current expected credit losses. The total current expected credit loss reserve increased to $146.4 million as of December 31, 2022. The increase was primarily attributable to the increase in the size of our loan portfolio, worsening macroeconomic forecasts, and specific CECL reserves of $65.5 million related to three loans.

During the fourth quarter of 2021, we received principal repayments of $81.7 million on a senior loan with an unpaid principal balance of $95.0 million, and a maturity date of May 31, 2021, and recorded a principal charge-off of $1.8 million. Following the principal repayment in December 2021, the maturity date of the loan was extended to January 1, 2023. As of December 31, 2021, the loan had a specific CECL reserve of $0.3 million which represented additional collectible interest through the maturity date. During the fourth quarter of 2022, this loan was repaid, resulting in a principal charge off of $27,000.

During the fourth quarter of 2022, we recorded a specific CECL reserve of $42.0 million in connection with a senior loan with an unpaid principal balance and carrying value prior to any specific CECL reserve of $208.8 million and an initial maturity date of February 1, 2023. As of December 31, 2021, the loan had a carrying value of $207.5 million. The loan is collateralized by a mixed-use building in New York, NY. As of December 31, 2022, this loan is on non-accrual status.

During the fourth quarter of 2022, we recorded a specific CECL reserve of $18.3 million in connection with a senior loan with an unpaid principal balance of $138.8 million, a carrying value prior to any specific CECL reserve of $138.3 million and an initial maturity date of August 8, 2024. As of December 31, 2021, the loan had a carrying value of $134.6 million. The loan is collateralized by a portfolio of multifamily properties located in San Francisco, CA. As of December 31, 2022, this loan is on non-accrual status.

Fair market values used to determine specific CECL reserves are calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach. Estimates of fair market values include assumptions of property specific cash flows over estimated holding periods, discount rates approximating 6.0%, and market capitalization rates ranging from 4.5% to 6.0%. These assumptions are based upon the nature of the properties, recent sales and lease comparables, and anticipated real estate and capital market conditions.

Portfolio Financing

Our portfolio financing arrangements include repurchase facilities, asset-specific financing structures, mortgages on real estate owned and Secured Term Loan borrowings.

The following table summarizes our loan portfolio financing ($ in thousands):

	December 31, 2022
	Capacity	Borrowing Outstanding	Weighted Average Spread(1)
Repurchase agreements and term participation facility	$5,700,000	$4,012,818	+ 2.25%
Repurchase agreements - Side Car	271,171	211,572	+ 4.51%
Loan participations sold	264,252	264,252	+ 3.68%
Notes payable	495,934	154,629	+ 3.09%
Secured Term Loan	755,090	755,090	+ 4.50%
Debt related to real estate owned	290,000	290,000	+ 2.78%
Total / weighted average	$7,776,447	$5,688,361	+ 2.75%

(1)
Weighted average spread over the applicable benchmark rate is based on unpaid principal balance. One-month LIBOR and SOFR as of December 31, 2022 were 4.39% and 4.36%, respectively. Fixed rate loans are presented as a spread over the relevant floating benchmark rates.

Refer to Note 6 to our consolidated financial statements for additional details on financings.

Repurchase Agreements and Term Participation Facility

We finance certain of our loans using repurchase facilities and term participation facilities. As of December 31, 2022, aggregate borrowings outstanding under our secured revolving repurchase and term participation facilities totaled $4.2 billion, with a weighted average coupon of one-month LIBOR or one-month term SOFR plus 2.4% per annum. All weighted averages are based on unpaid principal balance. As of December 31, 2022, outstanding borrowings under these facilities had a weighted average term to fully extended maturity (assuming we exercise all extension options and our counterparty agrees to such extension options) of 3.5 years.

Each of the repurchase facilities contains “margin maintenance” provisions, which are designed to allow the counterparty to require additional collateral to secure borrowings against assets that are determined to have experienced a diminution in value. Since inception through December 31, 2022, we have not received any margin calls under any of our repurchase facilities. The repurchase facility lender has the benefit of cross-collateralization across the loans in the facility.

Our term participation facility lender has the benefit of cross-collateralization across the loans in the facility. We present the loan participation sold as a liability on our consolidated balance sheets. As of December 31, 2022, four of our loans were financed through the term participation facility.

Loan Participations Sold

We finance certain investments via the sale of a participation in loans receivable that we own, and we present the loan participation sold as a liability on our consolidated balance sheet when such arrangement does not qualify as a sale under GAAP. In instances where we have multiple loan participations with the same lender, the financings are generally not cross-collateralized. Each of our loan participations sold is generally term-matched to its corresponding loan collateral. As of December 31, 2022, three of our loans were financed with loan participations sold.

Notes Payable

We finance certain investments on a term-matched basis, that is generally non-recourse. Such financings are collateralized by our loans receivable, which we refer to as notes payable. Each of our notes payable is generally term-matched to its corresponding loan collateral. As of December 31, 2022, six of our loans were financed with notes payable.

Secured Term Loan

We have a secured term loan of $755.1 million which we originally entered into on August 9, 2019. Our secured term loan is presented net of any original issue discount and transaction expenses which are deferred and recognized as a component of interest expense over the life of the loan using the effective interest method.

On December 2, 2021, we entered into a modification of our secured term loan which reduced the interest rate to the greater of (i) one-month term SOFR plus a 0.10% credit spread adjustment and (ii) 0.50%, plus a credit spread of 4.50%. The secured term loan matures on August 9, 2026. As of December 31, 2022, our secured term loan has an unpaid principal balance of $755.1 million and a carrying value of $736.9 million.

Debt Related to Real Estate Owned

On February 8, 2021 we assumed a $300.0 million securitized senior mortgage in connection with a Uniform Commercial Code foreclosure on a portfolio of seven limited service hotels located in New York, New York. In June 2021, we modified the securitized senior mortgage, which resulted in an extension of the contractual maturity date to February 9, 2024, a principal repayment of $10.0 million, and the payment of $7.6 million of fees and modification costs, among other items. The securitized senior mortgage is non-recourse to us. Our debt related to real estate owned as of December 31, 2022 has an unpaid principal balance of $290.0 million, a carrying value of $289.4 million and a stated rate of one-month LIBOR plus 2.78%, subject to a one-month LIBOR floor of 0.75%. See Derivatives below for further detail of our interest rate cap.

Derivatives

As part of the agreement to amend the terms of our debt related to real estate owned on June 2, 2021, we acquired an interest rate cap with a notional amount of $290.0 million and a maturity date of February 15, 2024 for $275,000. The fair value of the interest rate cap is $6.0 million at December 31, 2022.

The interest rate cap effectively limits the maximum interest rate of our debt related to real estate owned to 5.78%. Changes in the fair value of our interest rate cap are recorded as an unrealized gain or loss on interest rate cap on our consolidated statements of operations and the fair value is recorded in other assets on our consolidated balance sheets. Proceeds received from our counterparty related to the interest rate cap are recorded as proceeds from interest rate cap on our consolidated statements of operations. During the year ended December 31, 2022, we recognized approximately $495,000 as proceeds from interest rate cap.

Acquisition Facility

On June 29, 2022, we entered into a $150.0 million full recourse credit facility. The facility generally provides interim financing for eligible loans for up to 180 days at an initial advance rate of 75%, which begins to decline after the 90th day. The facility matures on June 29, 2025 and earns interest at a rate of one-month term SOFR, plus a 0.10% credit spread adjustment, plus a spread of 2.25%. With the consent of our lenders, and subject to certain conditions, the commitment of the facility may be increased up to $500.0 million. As of December 31, 2022, the outstanding balance of the facility is $0.

As of December 31, 2022, we were in compliance with all financial covenants under our financings.

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

The following table summarizes our non-consolidated senior interests and related retained subordinate interests as of December 31, 2022 ($ in thousands):

Non-Consolidated Senior Interests	Loan Count	Loan Commitment	Unpaid Principal Balance	Carrying Value	Weighted Average Spread(1)(2)	Term to Fully Extended Maturity (in years)(3)
Floating rate non-consolidated senior loans	2	$111,000	$108,642	N/A	+ 5.04%	0.8
Retained floating rate subordinate loans	2	63,102	61,763	61,947	+ 11.55%	0.7
Fixed rate non-consolidated senior loans	2	$861,073	$859,660	N/A	3.47%	3.9
Retained fixed rate subordinate loans	2	125,927	125,927	125,668	8.49%	4.0

(1)
Non-consolidated senior interests are indexed to one-month LIBOR, which was 4.39% at December 31, 2022.
(2)
Weighted average is based on unpaid principal balance.
(3)
Term to fully extended maturity is determined based on the maximum maturity of each of the corresponding loans, assuming all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.

Floating and Fixed Rate Portfolio

Our business model seeks to minimize our exposure to changing interest rates by originating floating rate loans and as much as possible, match-funding the duration of our financing of such loans and using the same benchmark indices, typically one-month LIBOR or one-month term SOFR. As of December 31, 2022, 98.0% of our loans based on unpaid principal balance were floating rate and the majority of our floating rate loans were financed with liabilities that require interest payments based on floating rates also determined by reference to one-month LIBOR or one-month term SOFR plus a spread, which resulted in approximately $1.7 billion of net floating rate exposure.

The following table details our net floating rate exposure as of December 31, 2022 ($ in thousands):

Net Floating Rate Exposure(1)
Floating rate assets	$7,389,225
Floating rate liabilities	(5,668,361)
Net floating rate exposure	$1,720,864

(1)
Our floating rate loans and related liabilities are all indexed to one-month LIBOR or one-month term SOFR. One-month LIBOR and one-month term SOFR as of December 31, 2022 were 4.39% and 4.36%, respectively. Amounts include loans on non-accrual status.

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

Refer to “Quantitative and Qualitative Disclosures About Market Risk—LIBOR Transition” below for additional information.

Results of Operations – Years Ended December 31, 2022 and 2021:

Operating Results

The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2022 and 2021 ($ in thousands, except per share data):

	Year Ended
	December 31, 2022	December 31, 2021	$ Change	% Change
Revenue
Interest and related income	$470,668	$415,263	$55,405	13%
Less: interest and related expense	246,937	180,589	66,348	37%
Net interest income	223,731	234,674	(10,943)	-5%
Revenue from real estate owned	63,470	27,984	35,486	127%
Total revenue	287,201	262,658	24,543	9%
Expenses
Management fees - affiliate	39,461	39,135	326	1%
General and administrative expenses	18,686	12,591	6,095	48%
Stock-based compensation expense	7,457	8,812	(1,355)	-15%
Real estate owned:
Operating expenses	41,982	25,081	16,901	67%
Interest expense	14,170	15,643	(1,473)	-9%
Depreciation	8,041	7,113	928	13%
Total expenses	129,797	108,375	21,422	20%
Realized gain (loss) on sale of loan	30,090	(141)	30,231	21440%
Proceeds from interest rate cap	495	—	495	100%
Unrealized gain on interest rate cap	6,042	—	6,042	100%
Gain on foreclosure of real estate owned	—	1,430	(1,430)	-100%
Income from equity method investment	2,485	—	2,485	100%
Other income	—	5,855	(5,855)	-100%
(Provision for) reversal of current expected credit loss reserve	(84,361)	8,962	(93,323)	-1041%
Net income	$112,155	$170,389	$(58,234)	-34%
Net income (loss) income attributable to non-controlling interests	$91	$(164)	$255	155%
Net income attributable to preferred stock	$—	$16	$(16)	-100%
Net income attributable to common stock	$112,064	$170,537	$(58,473)	-34%
Net income per share of common stock:
Basic and diluted	$0.79	$1.27	$(0.48)	-38%

Comparison of the years ended December 31, 2022 and 2021

Revenue

Revenue increased $24.5 million during the year ended December 31, 2022, as compared to December 31, 2021. The increase is primarily due to an increase in revenue from real estate owned of $35.5 million due to improved travel and demand at the hotel portfolio in 2022. The increase was partially offset by a decrease in net interest income of $10.9 million for the comparative period, which was driven by an increase in interest expense of $66.3 million, as a result of increased borrowing levels and reference rate increases, offset in part by an increase in interest income of $55.4 million as a result of an increased loans receivable balance and average reference rate increases over the year ended December 31, 2022.

Expenses

Expenses are primarily comprised of base management fees payable to our Manager, general and administrative expenses, stock-based compensation expense, operating expenses from real estate owned, interest expense from debt related to real estate owned, and depreciation on real estate owned. Expenses increased by $21.4 million during the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to:

(i) an increase in operating expenses from real estate owned of $16.9 million during the comparative period, due to increased variable operating expenses in connection with higher occupancy levels at the hotel portfolio during the comparative period;

(ii) an increase in general and administrative expenses of $6.0 million during the comparative period, due primarily to an increase in general operating expenses incurred in connection with becoming a public company as of November 3, 2021;

(iii) offset by a decrease in interest expense on debt related to real estate owned of $1.5 million primarily as a result of additional interest expense on debt related to real estate owned incurred in connection with the modification of debt during 2021, offset in part by the reference rate increases and the debt related to real estate owned being outstanding for longer during 2022.

Realized gain on sale of loan

During the year ended December 31, 2022, we realized a gain on the sale of a loan of $30.1 million, compared to the year ended December 31, 2021 where we realized a loss on the sale of a loan of $0.2 million.

Proceeds from interest rate cap

Proceeds from interest rate cap was $0.5 million higher during the comparative period due to LIBOR exceeding our interest rate cap's 3% strike price during the fourth quarter of 2022.

Unrealized gain on interest rate cap

Unrealized gain on interest rate cap was $6.0 million higher during the comparative period due to the recognition of a $6.0 million increase in the fair value of the interest rate cap during 2022 as a result of rising interest rates.

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

Income from equity method investment

During the year ended December 31, 2022, we recognized income from our equity method investment of $2.5 million as a result of us accounting for our investment in CMTG/TT as an equity method investment commencing in the third quarter of 2022. We did not hold any investments accounted for under the equity method during the year ended December 31, 2021.

Other Income

During the year ended December 31, 2021, 292,731 fully-vested time-based RSU awards were forfeited prior to their delivery pursuant to the terms of the RSU award documents, resulting in us reversing previously recognized compensation expense associated with these RSU awards.

(Provision for) reversal of current expected credit loss reserve

The provision for current expected credit loss reserves was $72.8 million higher than the provision for current expected credit loss reserves during the comparative period, due to additional specific CECL reserves of $65.5 million relating to three loans. Additional reserves of $18.8 million incurred during the year ended December 31, 2022 relate to the increase in the size of the portfolio and worsening macroeconomic forecasts.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Results of Operations — Year Ended December 31, 2021 and 2020” in our Form 10-K, which is accessible on the SEC’s website at www.sec.gov, for a comparison of year ended December 2021 and 2020.

Liquidity and Capital Resources

Capitalization

We have capitalized our business to date primarily through the issuance of shares of our common stock and borrowings under our secured financings and our Secured Term Loan. As of December 31, 2022, we had 138,376,144 shares of our common stock outstanding, representing $2.5 billion of stockholders’ equity and we also had $5.7 billion of outstanding borrowings under our secured financings, our Secured Term Loan, our debt related to real estate owned, and our acquisition facility. As of December 31, 2022, our secured financings consisted of six secured revolving repurchase facilities for loan investments with capacity of $5.0 billion and an outstanding balance of $4.0 billion, a term participation facility with capacity of $1.0 billion and an outstanding balance of $257.5 million, nine asset-specific financings for loan investments with capacity $760.2 million and an outstanding balance of $418.9 million and an acquisition facility with a capacity of $150.0 million and no outstanding balance. As of December 31, 2022, our Secured Term Loan had an outstanding balance of $755.1 million and our debt related to real estate owned had an outstanding balance of $290.0 million.

Net Debt-to-Equity Ratio and Total Leverage Ratio

Net Debt-to-Equity Ratio and Total Leverage Ratio are non-GAAP measures that we use to evaluate our financial leverage, which in the case of our Total Leverage Ratio, makes certain adjustments that we believe provide a more conservative measure of our financial condition.

Net Debt-to-Equity Ratio is calculated as the ratio of asset specific debt (repurchase agreements, loan participations sold, net, notes payable, net, term participation facility, and debt related to real estate owned, net) and secured term loan, less cash and cash equivalents to total equity.

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

The following table presents our Net Debt-to-Equity Ratios and Total Leverage Ratios as of December 31, 2022 and 2021 ($ in thousands):

	December 31, 2022	December 31, 2021
Asset specific debt	$4,927,098	$3,995,061
Secured term loan, net	736,853	$739,762
Total debt	5,663,951	4,734,823
Less: cash and cash equivalents	(306,456)	(310,194)
Net Debt	$5,357,495	$4,424,629
Total Stockholders’ Equity	$2,456,471	$2,604,267
Net Debt-to-Equity Ratio	2.2x	1.7x
Non-consolidated senior loans	968,302	1,063,939
Total Leverage	$6,325,797	$5,488,568
Total Leverage Ratio	2.6x	2.1x

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents, interest income from our loans, loan repayments, available borrowings under our secured revolving repurchase facilities and identified borrowing capacity related to our notes payable and loan participations sold, borrowings under our Secured Term Loan, and proceeds from the issuance of our common stock. The following table sets forth, as of December 31, 2022 and 2021, our sources of available liquidity ($ in thousands):

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$306,456	$310,194
Loan principal payments held by servicer(1)	—	67,100
Approved and undrawn credit capacity	213,113	19,283
Total sources of liquidity	$519,569	$396,577

(1)
Represents loan principal payments held in lockboxes or by our third-party loan servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle, net of the related secured debt balance.

We have $364.8 million unpaid principal balance of unencumbered loans at December 31, 2022. Our ability to finance certain of these unencumbered loans is subject to pledging additional collateral that is subsequently approved by our financing counterparty.

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

As of December 31, 2022, we had aggregate unfunded loan commitments of $1.9 billion which comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs, and their funding will vary depending on the progress of capital projects, leasing, and cash flows at the properties securing our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan commitments over the remaining maximum term of the related loans, which have a weighted-average future funding period of 4.0 years.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of December 31, 2022 were as follows ($ in thousands):

	Payment Timing
	Total Obligations	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Unfunded loan commitments(1)	$1,895,426	$928,960	$839,712	$126,754	$—
Secured financings, term loan agreement, and debt related to real estate owned —principal and interest(2,3)	6,861,002	776,113	2,939,815	3,145,074	—
Total	$8,756,428	$1,705,073	$3,779,527	$3,271,828	$—

(1)
The allocation of our unfunded loan commitments is based on the earlier of our expected funding date and the commitment expiration date. As of December 31, 2022, we have $1.2 billion of expected or in-place financings to fund our remaining loan commitments.
(2)
The allocation of our secured financings and term loan agreement is based on the earlier of the fully extended maturity date of each individual borrowing or the maximum maturity date under the respective agreement, and assumes two loans with aggregate borrowings outstanding of $75.2 million that are in maturity default have an extended maturity date in 2023.
(3)
Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured financing agreements and one-month LIBOR or one-month term SOFR in effect as of December 31, 2022 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates will vary over time. Our floating rate loans and related liabilities are indexed to one-month LIBOR or one-month SOFR. Totals exclude non-consolidated senior interests.

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

Loan Maturities

The following table summarizes the future scheduled repayments of principal based on fully-extended maturity dates for the loan portfolio as of December 31, 2022 ($ in thousands):

Year	Unpaid Principal Balance(1)	Loan Commitment(1)
2023	543,427	543,427
2024	956,449	996,660
2025	1,040,619	1,158,404
2026	1,980,151	2,694,457
2027	2,476,470	3,478,816
Thereafter	333,757	354,535
Total	$7,330,873	$9,226,299

(1)
Excludes $207.7 million in principal balance of loans that are in maturity default.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash for the years ended December 31, 2022 and 2021 ($ in thousands):

	December 31, 2022	December 31, 2021
Net cash flows provided by operating activities	$111,028	$213,557
Net cash flows used in investing activities	(773,302)	(373,196)
Net cash flows provided by financing activities	676,297	62,801
Net increase (decrease) in cash and cash equivalents and restricted cash	$14,023	$(96,838)

We experienced a net increase in cash and cash equivalents and restricted cash of $14.0 million during the year ended December 31, 2022, compared to a net decrease of $96.8 million during the year ended December 31, 2021.

During the year ended December 31, 2022, we made initial fundings of $2.0 billion of new loans and $602.3 million of advances on existing loans and made repayments on financings arrangements of $1.3 billion. We received $2.2 billion of proceeds from borrowings under our financing arrangements, received $1.7 billion from loan repayments and received $132.2 million of sales proceeds.

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our REIT taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of December 31, 2022, we were in compliance with all REIT requirements.

Refer to Note 13 to our consolidated financial statements for additional information about our income taxes.

Off-Balance Sheet Arrangements

As of December 31, 2022, we had no off-balance sheet arrangements.

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

Current Expected Credit Losses

The current expected credit loss ("CECL") reserve required under ASU 2016-13 “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments (Topic 326)” (“ASU 2016-13”), reflects our current estimate of potential credit losses related to our loan portfolio. The initial CECL reserve recorded on January 1, 2021 was reflected as a direct charge to retained earnings on our consolidated statements of changes in stockholders’ equity. Subsequent changes to the CECL reserve are recognized through a provision for or reversal of current expected credit loss reserve on our consolidated statements of operations. ASU 2016-13 specifies the reserve should be based on relevant information about past events, including historical loss experience, current portfolio, market conditions and reasonable and supportable macroeconomic forecasts for the duration of each loan.

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

The WARM method requires us to reference historical loan loss data from a comparable data set and apply such loss rate to each of our loans over their expected remaining term, taking into consideration expected economic conditions over the forecasted timeframe. Our general CECL reserve reflects our forecast of the current and future macroeconomic conditions that impact the performance of the commercial real estate assets securing our loans and the borrower's ultimate ability to repay. These estimates include unemployment rates, price indices for commercial properties, and market liquidity, all of which may influence the likelihood and magnitude of potential credit losses for our loans during their anticipated term. Additionally, further adjustments may be made based upon loan positions senior to ours, the risk rating of a loan, whether a loan is a construction loan, or economic conditions specific to the property type of a loan's underlying collateral.

To estimate an annual historical loss rate, we obtained historical loss rate data for loans most comparable to our loan portfolio from a commercial mortgage backed securities database licensed by a third party, Trepp, LLC which contains historical loss rates from January 1, 1999 through December 31, 2022.

When evaluating the current and future macroeconomic environment, we consider the aforementioned macroeconomic factors. Historical data for each metric is compared to historical commercial real estate loan losses in order to determine the relationship between the two variables. We use projections of each macroeconomic factor, obtained from a third party, to approximate the impact the macroeconomic outlook may have on our loss rate. Selections of these economic forecasts require judgement about future events that, while based on the information available to us as of the balance sheet date, are ultimately unknowable with certainty, and the actual economic conditions could vary significantly from the estimates we made. Following a reasonable and supportable forecast period, we use a straight-line method of reverting to the historical loss rate. Additionally, we assess the obligation to extend credit through our unfunded loan commitments over each loan’s contractual period, adjusted for projected fundings from interest reserves if applicable, which is considered in the estimate of the general CECL reserve. For both the funded and unfunded portions of our loans, we consider our internal risk rating of each loan as the primary credit quality indicator underlying our assessment.

In certain circumstances we may determine that a loan is no longer suited for the WARM method due to its unique risk characteristics, where we have deemed the borrower/sponsor to be experiencing financial difficulty and the repayment of the loan’s principal is collateral-dependent. We may instead elect to employ different methods to estimate loan losses that also conform to ASU 2016-13 and related guidance.

For such loan we would measure the specific reserve of each loan separately by using the fair value of the collateral or the net present value of its expected future cash flows. If the fair value of the collateral is less than the carrying value of the loan, an asset-specific reserve is created as a component of our overall current expected credit loss reserve (following the adoption of CECL, or as a loan loss reserve prior to the adoption of CECL). Specific reserves are equal to the excess of a loan’s carrying value to the net present value of its expected future cash flows discounted at the loan’s effective rate or the fair value of the collateral, less estimated costs to sell, if recovery of our investment is expected from the sale of the collateral.

If we have determined that a loan or a portion of a loan is uncollectible, we will write-off the loan through an adjustment to our current expected credit loss reserve based on the net present value of expected future cash flows or the fair value of the collateral less costs to sell, if repayment is expected from the sale of the collateral. Significant judgment is required in determining impairment and in estimating the resulting credit loss reserve, and actual losses, if any, could materially differ from those estimates.

Real estate owned, net

We may assume legal title or physical possession of the underlying collateral of a defaulted loan through foreclosure. Foreclosed real estate owned, net is initially recorded at estimated fair value and is presented net of accumulated depreciation and impairment charges and the assets and liabilities are presented separately when legal title or physical possession is assumed. If the fair value of the real estate is lower than the carrying value of the loan, the difference, along with any previously recorded specific CECL reserves, are recorded as a realized loss on investments in the consolidated statement of operations. Conversely, if the fair value of the real estate is greater than the carrying value of the loan, the difference, along with any previously recorded specific CECL reserves, are recorded as a realized gain on investments in the consolidated statement of operations.

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

Real estate assets that are acquired for investment are assumed at their estimated fair value at acquisition and presented net of accumulated depreciation and impairment charges, if any. Upon acquisition, we allocate the value of acquired real estate assets based on the fair value of the acquired land, building, furniture, fixtures and equipment, and intangible assets, if applicable. Real estate assets are depreciated using the straight-line method over estimated useful lives ranging from 5 to 40 years.

Real estate assets are evaluated for indicators of impairment on a quarterly basis. Factors that we may consider in our impairment analysis include, among others: (1) significant underperformance relative to historical or anticipated operating results; (2) significant negative industry or economic trends; (3) costs necessary to extend the life or improve the real estate asset; (4) significant increase in competition; and (5) ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows expected to be generated by the real estate asset over the estimated remaining holding period is less than the carrying amount of such real estate asset. Cash flows include operating cash flows net of anticipated capital proceeds generated by the real estate asset. If the sum of such estimated cash flows are less than the carrying amount of the real estate, an impairment charge is recorded equal to the excess of the carrying value of the real estate asset over the fair value.

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

During 2022, the Federal Reserve began a campaign to combat inflation by increasing interest rates by a total of 4.25% throughout the year. In January 2023, the Federal Reserve raised rates another 0.25% and signaled further increases in coming quarters. Higher interest rates imposed by the Federal Reserve may increase our interest expense and may impact the ability of our borrowers to service our debt.

The following table illustrates the impact on our interest income and interest expense for the twelve-month period following December 31, 2022, assuming a decrease in LIBOR or SOFR of 50 and 100 basis points and an increase in LIBOR or SOFR of 50 and 100 basis points in the applicable interest rate benchmark (based on one-month LIBOR of 4.39% and one-month term SOFR of 4.36% as of December 31, 2022) ($ in thousands, except per share data):

		Decrease		Increase
Assets (Liabilities) Subject to Interest Rate Sensitivity	Change in	100 Basis Points	50 Basis Points	50 Basis Points	100 Basis Points
$1,720,864	Net interest income	$(15,963)	$(7,982)	$7,982	$15,963
	Net interest income per share	$(0.11)	$(0.06)	$0.06	$0.11

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

Credit Risk

Our loans and other investments are also subject to credit risk, including the risk of default. In particular, changes in general economic conditions will affect the creditworthiness of borrowers and/or the value of underlying real estate collateral relating to our investments. By its very nature, our investment strategy emphasizes prudent risk management and capital preservation by primarily originating senior loans utilizing underwriting techniques resulting in relatively conservative loan-to-value ratio levels to insulate us from loan losses absent a significant diminution in collateral value. In addition, we seek to manage credit risk through performance of extensive due diligence on our collateral, borrower and guarantors, as applicable, that evaluates, among other things, title, environmental and physical condition of collateral, comparable sales and leasing analysis of similar collateral, the quality of and alternative uses for the real estate collateral being underwritten, submarket trends, our borrower’s track record and the reasonableness of the borrower’s projections prior to originating a loan. Subsequent to loan origination, we also manage credit risk through proactive investment monitoring and, whenever possible, limiting our own leverage to partial recourse or non-recourse, match-funding financing. Notwithstanding these efforts, there can be no assurance that we will be able to avoid losses in all circumstances. The performance and value of our loans and investments depend upon the borrower’s ability to improve and operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, our Sponsor’s asset management team monitors the performance of our loan portfolio and our Sponsor’s asset management and origination teams maintain regular contact with borrowers, co-lenders and local market experts to monitor the performance of the underlying loan collateral, anticipate borrower, property and market issues and, to the extent necessary or appropriate, enforce our rights as the lender.

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

Capital Markets Risks

We are exposed to risks related to the equity and debt capital markets and our related ability to raise capital through the issuance of our common stock or other debt or equity-related instruments. As a REIT, we are required to distribute a significant portion of our REIT taxable income annually, which constrains our ability to retain and accumulate operating earnings and therefore requires us to utilize debt or equity capital to finance the growth of our business. We seek to mitigate these risks by monitoring the debt and equity capital markets, the maturity profile of our in-place loan portfolio related to secured financings, and future loan funding requirements to inform our decisions on the amount, timing and terms of capital we raise.

Each of the repurchase facilities involves “margin maintenance” provisions, which are designed to allow the repurchase lender to maintain a certain margin of credit enhancement against the loan assets which serve as collateral. A substantial deterioration in the commercial real estate capital markets may negatively impact the value of assets pledge to lenders that have margin maintenance provisions in their facilities. The lender’s margin amount is typically based on a percentage of the market value of the loan asset and/or mortgaged property collateral. However, certain of our repurchase facilities permit valuation adjustments solely as a result of collateral-specific credit events, while other repurchase facilities contain provisions also allowing our lenders to make margin calls or require additional collateral upon the occurrence of adverse changes in the markets or interest rate or spread fluctuations, subject to minimum thresholds, among other factors. As of December 31, 2022 we have not received any margin calls under any of our repurchase facilities.

Prepayment Risk

Prepayment risk is the risk that principal will be repaid prior to initial maturity, which may require us to identify new investment opportunities to deploy such capital at a similar rate of return in order to avoid an overall reduction in our net interest income. We may structure our loans with spread maintenance, minimum multiples and make-whole provisions to protect against early repayment. Typically, investments are structured with the equivalent of 12 to 24 months’ spread maintenance or a minimum level of income that an investment is contractually obligated to return. In general, an increase in prepayment rates accelerates the accretion of deferred income, including origination fees and exit fees, which increases interest income earned on the asset during the period of repayment. Conversely, if capital that is repaid is not subsequently redeployed into investment opportunities generating a similar return, future periods may experience reduced net interest income.

Repayment / Extension Risk

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

The nature of our loans and other investments also exposes us to the risk that our loan counterparties are unable to execute their business plans, and as a result do not make required interest and principal payments on scheduled due dates, as well as the impact of our borrowers’ tenants not making scheduled rent payments when contractually due. We seek to manage this risk through a comprehensive credit analysis prior to making an investment and rigorous monitoring of our borrowers’ progress in executing their business plans as well as market conditions that may affect the underlying collateral, through our asset management process. Each loan is structured with various lender protections that are designed to prevent fraudulent behavior or other bad acts by borrowers, as well as require borrowers to adhere to their stated business plans while the loan is outstanding. Such protections may include, without limitation: cash management accounts, “bad boy” carveout guarantees, completion guarantees, guarantor minimum net worth and liquidity requirements, approval rights over major decisions, and performance tests throughout the loan term.

Our relationships with our repurchase agreement providers subject us to counterparty risks in the event a counterparty is unable to fund its undrawn credit capacity, particularly in the event of a counterparty’s bankruptcy. We seek to manage this risk by diversifying our financing sources across counterparties and financing types.

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

Real Estate Risk

The market values of loans secured directly or indirectly by CRE assets are subject to volatility and may be adversely affected by a number of factors, including, but not limited to, the impacts of the COVID-19 pandemic discussed above, national, regional, local and foreign economic conditions (which may be adversely affected by industry slowdowns and other factors); regional or local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; changes to building or similar codes and regulatory requirements (such as rent control); and changes in real property tax rates. In addition, decreases in property values reduce the value of the loan collateral and the potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses. We seek to manage these risks through our underwriting, loan structuring, financing structuring and asset management processes.

Financing Risk

We finance our business through a variety of means, including the syndication of non-consolidated senior interests, notes payable, borrowings under our repurchase facilities, the syndication of pari passu portions of our loans, the syndication of senior participations in our originated senior loans, and our secured term loan. Over time, as market conditions change, we may use other forms of financing in addition to these methods of financing. Weakness or volatility in the debt capital markets, the CRE and mortgage markets, changes in regulatory requirements, and the economy generally, in particular as a result of the COVID-19 pandemic, and recent rapid increase in interest rates that central banks are using to combat inflation could adversely affect one or more of our lenders or potential lenders and could cause one or more of our lenders or potential lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing or otherwise offer unattractive terms for that financing. In addition, we may seek to finance our business through the issuance of our common stock or other equity or equity-related instruments, though there is no assurance that such financing will be available on a timely basis with attractive terms, or at all.

83

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Claros Mortgage Trust, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Claros Mortgage Trust, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule as of December 31, 2022 listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for credit losses in 2021.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

General Current Expected Credit Loss Reserve - Loan Risk Ratings

As described in Notes 2 and 3 to the consolidated financial statements, the Company’s general current expected credit loss (CECL) reserve was $86.1 million on loans receivable held-for-investment and unfunded loan commitments of $9.1 billion as of December 31, 2022. Management arrives at their general CECL reserve using the Weighted Average Remaining Maturity, or WARM method. The application of the WARM method to estimate a general CECL reserve requires judgment, including the appropriate historical loan loss reference data, the expected timing and amount of future loan fundings and repayments, the current credit quality of the portfolio, and management’s expectations of performance and market conditions over the relevant time period. Management evaluates the credit quality of each of the loans receivable on an individual basis and assigns a risk rating at least quarterly. Management developed a loan grading system for all outstanding loans receivable that are collateralized directly or indirectly by real estate. Grading criteria include as-is or as-stabilized debt yield, term of loan, property type, property or collateral location, loan type and other more subjective variables that include, as-is or as-stabilized collateral value, market conditions, industry conditions and sponsor’s financial stability. Management utilizes the grading system to determine each loan’s risk of loss and to provide a determination as to whether an individual loan is impaired and whether a specific CECL reserve is necessary.

The principal considerations for our determination that performing procedures relating to the loan risk ratings used in the determination of the general CECL reserve is a critical audit matter are (i) the significant judgment by management in evaluating the credit quality and assigning the loan risk ratings~~,~~used in estimating the general CECL reserve and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s significant judgments in evaluating the credit quality and assigning the loan risk ratings.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s evaluation of the credit quality and assignment of a loan risk rating to each loan which is used in estimating the general CECL reserve. These procedures also included, among others, testing management’s process for evaluating the credit quality and assigning the loan risk ratings used in estimating the general CECL reserve. Testing management’s process included (i) evaluating the appropriateness of management’s loan grading criteria and evaluating the reasonableness of the loan risk ratings applied which involved considering leasing trends, property financial statements, and other evidence utilized by management to support their conclusions, and (ii) testing the completeness and accuracy of the underlying data used in assigning loan risk ratings.

Specific Current Expected Credit Loss Reserve

As described in Notes 2 and 3 to the consolidated financial statements, the Company’s specific current expected credit loss (CECL) reserve was $60.3 million on loans receivable held-for-investment of $347.6 million as of December 31, 2022. In certain circumstances, management may determine that a loan is no longer suited for the WARM method due to its unique risk characteristics, where management has deemed the borrower/sponsor to be experiencing financial difficulty and the repayment of the loan’s principal is collateral-dependent. Management may instead elect to employ different methods to estimate loan losses that also conform to ASU 2016-13, Financial Instruments—Credit Losses, and related guidance. For such loans, management would measure the specific reserve of each loan separately by using the fair value of the collateral or the net present value of its expected future cash flows. Specific reserves are equal to the excess of a loan’s carrying value to the net present value of its expected future cash flows discounted at the loan’s effective rate or the fair value of the collateral, less estimated costs to sell, if recovery of the investment is expected from the sale of the collateral. The fair market value used to determine specific CECL reserves was calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach. This included assumptions of property~~-~~specific cash flows over estimated holding periods, discount rates, and market capitalization rates. These assumptions are based upon the nature of the properties, recent sales and lease comparables, and anticipated real estate and capital market conditions.

The principal considerations for our determination that performing procedures relating to the specific CECL reserve is a critical audit matter are (i) the significant judgment by management in estimating the fair value of the collateral used in measuring the specific CECL reserve; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s market capitalization rate assumption; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the specific CECL reserve, including controls over the assumptions used to estimate the fair value of the collateral. These procedures also included, among others, testing management’s process for estimating the fair value of the collateral used in measuring the specific CECL reserve. Testing management’s process included (i) the use of professionals with specialized skill and knowledge to assist in evaluating the appropriateness of the valuation methods and evaluating the reasonableness of the market capitalization rate assumption and (ii) testing the completeness and accuracy of the underlying data used in the valuation methods.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 16, 2023

We have served as the Company’s auditor since 2015.

Claros Mortgage Trust, Inc.

Consolidated Balance Sheets

($ in thousands, except share data)

	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$306,456	$310,194
Restricted cash	41,703	23,942
Loan principal payments held by servicer	-	154,600
Loans receivable held-for-investment	7,489,074	6,407,305
Less: current expected credit loss reserve	(128,647)	(67,010)
Loans receivable held-for-investment, net	7,360,427	6,340,295
Equity method investment	41,880	-
Interests in loans receivable held-for-investment, net	-	161,850
Real estate owned, net	401,189	406,887
Other assets	89,858	57,503
Total assets	$8,241,513	$7,455,271

Liabilities and Stockholders' Equity
Repurchase agreements	$3,966,859	$3,489,511
Term participation facility	257,531	-
Loan participations sold, net	263,798	167,744
Notes payable, net	149,521	48,000
Secured term loan, net	736,853	739,762
Debt related to real estate owned, net	289,389	289,806
Other liabilities	59,223	54,457
Dividends payable	52,001	51,741
Management fee payable - affiliate	9,867	9,983
Total liabilities	5,785,042	4,851,004

Commitments and contingencies - Note 14

Stockholders' Equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 140,055,714 and 140,055,714 shares issued and 138,376,144 and 139,840,088 shares outstanding at December 31, 2022 and 2021, respectively	1,400	1,400
Additional paid-in capital	2,712,316	2,726,190
Accumulated deficit	(257,245)	(160,959)
Total Claros Mortgage Trust, Inc. equity	2,456,471	2,566,631
Non-controlling interests	-	37,636
Total stockholders' equity	2,456,471	2,604,267
Total liabilities and stockholders' equity	$8,241,513	$7,455,271

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Operations

($ in thousands, except share and per share data)

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Revenue
Interest and related income	$470,668	$415,263	$445,940
Less: interest and related expense	246,937	180,589	172,232
Net interest income	223,731	234,674	273,708
Revenue from real estate owned	63,470	27,984	-
Total revenue	287,201	262,658	273,708

Expenses
Management fees - affiliate	39,461	39,135	38,960
Incentive fees - affiliate	-	-	7,766
General and administrative expenses	18,686	12,591	9,004
Stock-based compensation expense	7,457	8,812	5,670
Real estate owned:
Operating expenses	41,982	25,081	-
Interest expense	14,170	15,643	-
Depreciation	8,041	7,113	-
Total expenses	129,797	108,375	61,400

Realized gain (loss) on sale of loan	30,090	(141)	(640)
Proceeds from interest rate cap	495	-	-
Unrealized gain on interest rate cap	6,042	-	-
Gain on foreclosure of real estate owned	-	1,430	-
Income from equity method investment	2,485	-	-
Other income	-	5,855	-
(Provision for) reversal of current expected credit loss reserve	(84,361)	8,962	(6,000)
Net income	$112,155	$170,389	$205,668
Net income (loss) attributable to non-controlling interests	91	(164)	3,259
Net income attributable to preferred stock	-	16	31
Net income attributable to common stock	$112,064	$170,537	$202,378
Net income per share of common stock:
Basic and diluted	$0.79	$1.27	$1.52
Weighted-average shares of common stock outstanding:
Basic and diluted	139,306,311	134,539,645	132,980,316

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

($ in thousands, except share data)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Repurchased Shares	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders’ Equity	Redeemable Common Stock
Balance at December 31, 2019	250	$250	122,041,736	$1,220	—	$2,417,375	$(34,308)	$46,535	$2,431,072	$141,735
Issuance of common stock	—	—	3,500,000	35	—	69,965	—	—	70,000	—
Redemption of preferred stock	(125)	(125)	—	—	—	—	—	—	(125)
Stock-based compensation expense	—	—	—	—	—	5,808	—	—	5,808	—
Contributions from non-controlling interests	—	—	—	—	—	—	—	1,029	1,029	—
Offering costs	—	—	—	—	—	(916)	—	—	(916)	(53)
Dividends declared	—	(31)	—	—	—	—	(204,434)	—	(204,465)	(11,830)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(15,537)	(15,537)	—
Accretion of redeemable common stock	—	—	—	—	—	(396)	—	—	(396)	396
Net income	—	31	—	—	—	—	191,270	3,259	194,560	11,108
Balance at December 31, 2020	125	$125	125,541,736	$1,255	—	$2,491,836	$(47,472)	$35,286	$2,481,030	$141,356
Adoption of ASU 2016-13	—	—	—	—	—	—	(73,975)	—	(73,975)	(4,276)
Issuance of common stock	—	—	7,206,994	72	—	102,968	—	—	103,040	—
Redemption of preferred stock	(125)	(125)	—	—	—	—	—	—	(125)	—
Stock-based compensation expense	—	—	—	—	—	2,929	—	—	2,929	—
Repurchased shares	—	—	—	—	(215,626)	(3,602)	—	—	(3,602)	—
Contributions from non-controlling interests	—	—	—	—	—	—	—	2,514	2,514	—
Offering costs	—	—	—	—	—	(11,824)	—	—	(11,824)	(14)
Dividends declared	—	(16)	—	—	—	—	(194,945)	—	(194,961)	(8,214)
Accretion of redeemable common stock	—	—	—	—	—	—	(1)	—	(1)	1
Conversion of temporary equity to permanent equity	—	—	7,306,984	73	—	143,883	(5,875)	—	138,081	(138,081)
Net income (loss)	—	16	—	—	—	—	161,309	(164)	161,161	9,228
Balance at December 31, 2021	—	$-	140,055,714	$1,400	(215,626)	$2,726,190	$(160,959)	$37,636	$2,604,267	$0
Repurchased shares	—	—	—	—	(1,463,944)	(21,398)	—	—	(21,398)	—
Contributions from non-controlling interests	—	—	—	—	—	—	—	906	906	—
Offering costs	—	—	—	—	—	(30)	—	—	(30)	—
Stock-based compensation expense	—	—	—	—	—	7,554	—	—	7,554	—
Dividends declared	—	—	—	—	—	—	(208,350)	—	(208,350)	—
Net income	—	—	—	—	—	—	112,064	91	112,155	—
Deconsolidation of subsidiary	—	—	—	—	—	—	—	(38,633)	(38,633)	—
Balance at December 31, 2022	—	$-	140,055,714	$1,400	(1,679,570)	$2,712,316	$(257,245)	$-	$2,456,471	$-

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

($ in thousands)

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Cash flows from operating activities
Net income	$112,155	$170,389	$205,668
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of origination fees on loans receivable	(24,763)	(25,237)	(27,859)
Accretion of origination fees on interests in loans receivable	(204)	(1,250)	(451)
Amortization of financing costs	20,454	21,307	19,638
Non-cash stock-based compensation expense	7,554	8,812	5,670
Other income	-	(5,855)	-
Depreciation on real estate owned	8,041	7,113	-
Unrealized gain on interest rate cap	(6,042)	-	-
Income from equity method investment	(2,485)	-	-
Distribution from equity method investment	816	-	-
Realized gain on sale of loan	(30,090)	141	640
Gain on foreclosure of real estate owned	-	(1,430)	-
Non-cash advances on loans receivable in lieu of interest	(78,452)	(69,291)	(90,065)
Non-cash advances on interests in loans receivable in lieu of interest	(2,427)	(18,733)	(13,782)
Non-cash advances on secured financings in lieu of interest	529	18,134	19,869
Repayment of non-cash advances on loans receivable in lieu of interest	21,609	126,865	15,784
Repayment of non-cash advances on interests in loans receivable in lieu of interest	13,178	27,903	1,566
Repayment of non-cash advances on secured financings in lieu of interest	-	(40,556)	(1,238)
Provision for (reversal of) current expected credit loss reserve	84,361	(8,962)	6,000
Changes in operating assets and liabilities:
Other assets	(25,757)	(602)	921
Other liabilities	12,602	4,862	206
Management fee payable - affiliate	(51)	134	978
Incentive fee payable - affiliate	-	(187)	(3,050)
Net cash provided by operating activities	111,028	213,557	140,495

Cash flows from investing activities
Deconsolidation of subsidiary	(515)	-	-
Loan originations, acquisitions and advances, net of fees	(2,597,799)	(2,924,699)	(791,667)
Advances of interests in loans receivable	(14,653)	(101,767)	(118,582)
Repayments of loans receivable	1,539,364	2,312,184	535,565
Repayments of interests in loans receivable	165,468	269,988	15,417
Extension and exit fees received from loans receivable	6,625	9,269	2,048
Extension and exit fees received from interests in loans receivable	502	265	453
Cash, cash equivalents and restricted cash acquired from foreclosure of properties	-	9,580	-
Foreclosure of real estate owned	-	(11,463)	-
Sale of loans receivable	132,151	48,006	151,017
Reserves and deposits held for loans receivable	(2,102)	15,441	(3,112)
Capital expenditures on real estate owned	(2,343)	-	-
Net cash used in investing activities	(773,302)	(373,196)	(208,861)

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

($ in thousands)

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Cash flows from financing activities
Proceeds from issuance of common stock	-	103,040	70,000
Repurchase of common stock	(21,398)	(3,602)	-
Redemption of preferred stock	-	(125)	(125)
Contributions from non-controlling interests	906	2,514	1,029
Offering costs	(300)	(13,068)	(949)
Dividends paid on common stock and restricted stock units	(208,090)	(196,712)	(207,569)
Dividends paid on redeemable common stock	-	(8,214)	(12,431)
Dividends paid on preferred stock	-	(16)	(31)
Distributions to non-controlling interests	-	-	(15,537)
Proceeds from secured financings	2,248,013	1,997,562	817,159
Proceeds from secured term loan	-	-	325,000
Payment of financing costs	(24,104)	(22,652)	(30,124)
Payment of exit fees on secured financings	-	(864)	(138)
Repayments of secured financings	(1,311,103)	(1,779,225)	(779,641)
Repayments of secured term loan	(7,627)	(5,837)	(5,321)
Repayments of debt related to real estate owned	-	(10,000)	-
Net cash provided by financing activities	676,297	62,801	161,322
Net increase (decrease) in cash, cash equivalents and restricted cash	14,023	(96,838)	92,956
Cash, cash equivalents and restricted cash, beginning of period	334,136	430,974	338,018
Cash, cash equivalents and restricted cash, end of period	$348,159	$334,136	$430,974

Cash and cash equivalents, end of period	$306,456	$310,194	$427,512
Restricted cash, end of period	41,703	23,942	3,462
Cash, cash equivalents and restricted cash, end of period	$348,159	$334,136	$430,974
Supplemental disclosure of cash flow information:
Cash paid for interest	$227,631	$158,729	$131,579
Supplemental disclosure of non-cash investing and financing activities:
Dividends accrued	$52,001	$51,741	$53,480
Loan principal payments held by servicer	$-	$154,600	$12,980
Accrued financing costs	$3,750	$6,250	$394
Accrued offering costs	$-	$270	$1,516
Deposits applied against sale proceeds	$14,761	$-	$-
Deconsolidation of subsidiary:
Loan receivable	$78,507	$-	$-
Other assets	17	-	-
Other liabilities	(130)	-	-
Management fee payable - affiliate	(65)	-	-
Net carrying value of deconsolidated subsidiary's net assets	$78,329	$-	$-
Working capital consolidated	$-	$(18,546)	$-
Settlement of loan receivable	$-	$(103,901)	$-
Real estate acquired in settlement of loan receivable	$-	$414,000	$-
Assumption of debt related to real estate owned	$-	$(300,000)	$-
Conversion of restricted stock units to common stock; common stock	$-	$17	$-
Conversion of restricted stock units to common stock; additional paid in capital	$-	$(17)	$-
Conversion of temporary equity to permanent equity; redeemable common stock	$-	$(138,081)	$-
Conversion of temporary equity to permanent equity; stockholder's equity	$-	$138,081	$-

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Note 1. Organization

Claros Mortgage Trust, Inc. (referred to throughout this report as the “Company,” “we”, “us” and “our”) is a Maryland Corporation formed on April 29, 2015 for the purpose of creating a diversified portfolio of income-producing loans collateralized by institutional quality commercial real estate. We commenced operations on August 25, 2015 (“Commencement of Operations”) and generally conduct our business through wholly-owned subsidiaries. Unless the context requires otherwise, any references to the Company refers to the Company and its consolidated subsidiaries. The Company is traded on the New York Stock Exchange, or NYSE, under the symbol “CMTG”.

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

We consolidate all entities that are controlled either through majority ownership or voting rights. We also identify entities for which control is achieved through means other than through voting rights (a variable interest entity or "VIE") using the analysis as set forth in Accounting Standards Codification ("ASC") 810, Consolidation of Variable Interest Entities and determines when and which variable interest holder, if any, should consolidate the VIE. We have no consolidated variable interest entities as of December 31, 2022 and 2021. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are particularly susceptible to our judgment include, but are not limited to, the adequacy of current expected credit loss reserve and impairment of certain assets.

Risks and Uncertainties

In the normal course of business, we primarily encounter two significant types of economic risk: credit and market. Credit risk is the risk of default on our loans receivable that results from a borrower's or counterparty's inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of the loans receivable due to changes in interest rates, spreads or other market factors, including risks that impact the value of the collateral underlying our investments. We believe that the carrying values of our loans receivable are reasonable taking into consideration these risks along with estimated financings, collateral values and other information.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

The novel coronavirus (“COVID-19”) pandemic has evolved since its onset during the first quarter of 2020, and while the global economy has begun to recover, uncertainty around future developments remain. COVID-19 has also affected global supply chains, the labor market, and inflation, which continue to impact many industries, including the collateral underlying certain of our loans. In response, the Federal Reserve raised interest rates in 2022 and has indicated that it foresees further interest rate increases in 2023. The overall impact to the global economy will depend largely on the recovery of disrupted supply chains and industries, the extent of the labor market interruptions, the result of the Federal Reserves’ policies, and other government interventions. The current and future financial, economic and capital markets environment could remain uneven, and presents uncertainty and risk with respect to the performance of our loans receivable and real estate owned, our financial condition, results of operations, liquidity, and ability to pay dividends.

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

Tax Risks - We are subject to significant tax risks. If we fail to maintain our qualification as a REIT in a given taxable year, we may be subject to penalties as well as federal, state and local income tax on our taxable income, which could be material. We will also not be able to qualify as a REIT for the subsequent four taxable years, unless entitled to relief under certain statutory provisions.

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

Regulatory Risks - We are subject to significant regulatory risks. If we were unable to rely upon an exemption from registration available under the Investment Company Act of 1940, as amended, we could be required to

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

restructure its assets or activities, including the disposition of assets during periods of adverse market conditions that could result in material losses to us.

Loans Receivable Held-for-Investment

Loans that we have originated or acquired and have the intent and ability to hold to maturity or payoff are reported at their unpaid principal balances net of any unearned income, unamortized deferred fees and expected credit losses, if applicable. Loan origination, extension and exit fees are deferred and recognized in interest income over the estimated life of the loans using the effective interest method, adjusted for actual prepayments.

Interests in Loans Receivable Held-for-Investment

Loans that we have acquired in a transfer that did not meet the qualifications of a sale and have the intent and ability to hold to maturity or payoff are reported at their unpaid principal balances net of any unearned income, unamortized deferred fees and expected credit losses, if applicable. Loan discounts, extension fees and exit fees are deferred and recognized in interest income over the estimated life of the loans using the effective interest method, adjusted for actual prepayments.

Non-cash Advances in Lieu of Interest

We hold certain loans whereby a portion of the loan’s unfunded commitment may be used to fund monthly interest payments, so long as certain conditions are met. As a result, such loan’s unpaid principal balance increases on the interest payment date and we do not receive cash. This feature is referred to as non-cash advance in lieu of interest, and the increase in unpaid principal balance is reflected in the operating section of our consolidated statements of cash flows, as opposed to the investing section as if the cash had been directly advanced to a borrower. We also have certain financings that allow for non-cash advances in lieu of interest, and the increase in unpaid principal balance is reflected in the operating section of our consolidated statements of cash flows, as opposed to the financing section as if cash had been directly received by us.

Current Expected Credit Losses

The current expected credit loss (“CECL”) reserve required under ASU 2016-13 “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments (Topic 326)” (“ASU 2016-13”), reflects our current estimate of potential credit losses related to our loan portfolio. The initial CECL reserve recorded on January 1, 2021 was reflected as a direct charge to retained earnings on our consolidated statements of changes in stockholders’ equity. Subsequent changes to the CECL reserve are recognized through a provision for or reversal of current expected credit loss reserve on our consolidated statements of operations. ASU 2016-13 specifies the reserve should be based on relevant information about past events, including historical loss experience, current portfolio, market conditions and reasonable and supportable macroeconomic forecasts for the duration of each loan.

General CECL Reserve

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

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

including, to the extent available (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections, (iii) sales and financing comparables, (iv) current credit spreads for refinancing and (v) other market data.

Commencing the third quarter of 2022, we arrived at our general CECL reserve using the Weighted Average Remaining Maturity, or WARM method, which is an acceptable loss-rate method for estimating CECL reserves by the Financial Accounting Standards Board ("FASB"). The application of the WARM method to estimate a general CECL reserve requires judgment, including the appropriate historical loan loss reference data, the expected timing and amount of future loan fundings and repayments, the current credit quality of our portfolio, and our expectations of performance and market conditions over the relevant time period.

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

To estimate an annual historical loss rate, we obtained historical loss rate data for loans most comparable to our loan portfolio from a commercial mortgage-backed securities database licensed by a third party, Trepp LLC, which contains historical loss rates from January 1, 1999 through December 31, 2022.

When evaluating the current and future macroeconomic environment, we consider the aforementioned macroeconomic factors. Historical data for each metric is compared to historical commercial real estate loan losses in order to determine the relationship between the two variables. We use projections of each macroeconomic factor, obtained from a third party, to approximate the impact the macroeconomic outlook may have on our loss rate. Selections of these economic forecasts require judgement about future events that, while based on the information available to us as of the balance sheet date, are ultimately unknowable with certainty, and the actual economic conditions could vary significantly from the estimates we made. Following a reasonable and supportable forecast period, we use a straight-line method of reverting to the historical loss rate. Additionally, we assess the obligation to extend credit through our unfunded loan commitments over each loan’s contractual period, adjusted for projected fundings from interest reserves if applicable, which is considered in the estimate of the general CECL reserve. For both the funded and unfunded portions of our loans, we consider our internal risk rating of each loan as the primary credit quality indicator underlying our assessment.

We evaluate the credit quality of each of our loans receivable on an individual basis and assign a risk rating at least quarterly. We have developed a loan grading system for all of our outstanding loans receivable that are collateralized directly or indirectly by real estate. Grading criteria include as-is or as-stabilized debt yield, term of loan, property type, property or collateral location, loan type and other more subjective variables that include as-is or as-stabilized collateral value, market conditions, industry conditions and sponsor’s financial stability. We utilize the grading system to determine each loan’s risk of loss and to provide a determination as to whether an individual loan is impaired and whether a specific CECL reserve is necessary. Based on a 5-point scale, the loans are graded “1” through “5,” from less risk to greater risk, which gradings are defined as follows:

1.
Very Low Risk
2.
Low Risk
3.
Medium Risk
4.
High Risk/Potential for Loss: A loan that has a risk of realizing a principal loss
5.
Impaired/Loss Likely: A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss

Specific CECL Reserve

In certain circumstances we may determine that a loan is no longer suited for the WARM method due to its unique risk characteristics, where we have deemed the borrower/sponsor to be experiencing financial difficulty and

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

the repayment of the loan’s principal is collateral-dependent. We may instead elect to employ different methods to estimate loan losses that also conform to ASU 2016-13 and related guidance.

For such loan we would measure the specific reserve of each loan separately by using the fair value of the collateral or the net present value of its expected future cash flows. If the fair value of the collateral is less than the carrying value of the loan, an asset-specific reserve is created as a component of our overall current expected credit loss reserve (following the adoption of CECL, or as a loan loss reserve prior to the adoption of CECL). Specific reserves are equal to the excess of a loan’s carrying value to the net present value of its expected future cash flows discounted at the loan’s effective rate or the fair value of the collateral, less estimated costs to sell, if recovery of our investment is expected from the sale of the collateral.

If we have determined that a loan or a portion of a loan is uncollectible, we will write-off the loan through an adjustment to our current expected credit loss reserve based on the net present value of expected future cash flows or the fair value of the collateral less costs to sell, if repayment is expected from the sale of the collateral. Significant judgment is required in determining impairment and in estimating the resulting credit loss reserve, and actual losses, if any, could materially differ from those estimates.

For additional information on our General and Specific CECL Reserve please refer to Note 3—"Loans Portfolio—Current Expected Credit Losses”.

Financial Instruments

Financial instruments held by us include cash and cash equivalents, restricted cash, loan principal payments held by servicer, loans receivable held-for-investment, interests in loans receivable held for investment, other assets, other liabilities, repurchase agreements, term participations, notes payable, loan participations sold, secured term loans and debt related to real estate owned. The fair value of cash and cash equivalents, restricted cash, loan principal payments held by servicer, and other liabilities approximates their current carrying amount.

GAAP requires the categorization of the fair value of financial instruments into three broad levels that form a hierarchy based on the transparency of inputs to the valuation. See Note 8 – Fair Value Measurements for details of our valuation policy.

Cash and Cash Equivalents

We consider all investments with original maturities of three months or less, at the time of acquisition, to be cash equivalents. We maintain cash accounts which from time to time exceed the insured maximum of $250,000 per account. The carrying amount of such cash and cash equivalents approximates fair value.

Restricted Cash

Restricted cash includes reserve balances for interest, real estate taxes, and insurance, as well as lockbox accounts held pursuant to the terms of certain financings. The carrying amount of restricted cash approximates fair value.

Real Estate Owned (and Associated Debt)

We may assume legal title or physical possession of the underlying collateral of a defaulted loan through foreclosure. If we intend to hold, operate or develop the property for a period of at least 12 months, the asset is classified as real estate owned, net. If we intend to market a property for sale in the near subsequent term, the asset is classified as real estate held for sale. Real estate owned is initially recorded at estimated fair value and is subsequently presented net of accumulated depreciation. Depreciation is computed using a straight-line method over estimated useful lives ranging from 5 to 40 years.

Real estate assets are evaluated for indicators of impairment on a quarterly basis. Factors that we may consider in our impairment analysis include, among others: (1) significant underperformance relative to historical or anticipated operating results; (2) significant negative industry or economic trends; (3) costs necessary to extend the life or improve the real estate asset; (4) significant increase in competition; and (5) ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows expected to be generated by the real estate asset over the estimated remaining holding period is less than the carrying amount of such real estate asset. Cash flows include operating cash flows net of anticipated capital proceeds generated by the real estate asset. If the sum of such estimated cash flows are less than the carrying amount of the real estate, an impairment charge is recorded equal to the excess of the carrying value of the real estate

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

asset over the fair value. When determining the fair value of a real estate asset, we make certain assumptions including, but not limited to, consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon our estimate of a capitalization rate and discount rate. There were no impairments of our real estate owned as of December 31, 2022.

Debt assumed in an acquisition/foreclosure of real estate is recorded at its estimated fair value at the time of the acquisition and is subsequently presented net of unamortized debt issuance costs. Debt related to real estate owned is non-recourse to us.

Equity Method Investment

We account for our investments in entities in which we have the ability to significantly influence, but do not have a controlling interest, by using the equity method of accounting. Under the equity method for which we have not elected a fair value option, the investment, originally recorded at cost, is adjusted to recognize our share of earnings or losses as they occur and for additional contributions made or distributions received. We look at the nature of the cash distributions received to determine the proper character of cash flow distributions on the accompanying consolidated statement of cash flows as either returns on investment, which would be included in operating activities, or returns of investment, which would be included in investing activities.

At each reporting period we assess whether there are any indicators of other than temporary impairment of our equity investments. There were no other than temporary impairments of our equity method investment as of December 31, 2022.

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

We recognize derivatives on the consolidated balance sheets at fair value within other assets. To determine the fair value of derivative instruments, we use a variety of methods and assumptions that are based on market conditions as of the balance sheet date, such as discounted cash flows and option-pricing models.

We have not designated any derivatives as hedges to qualify for hedge accounting for financial reporting purposes and fluctuations in the fair value of derivatives have been recognized as unrealized gain on interest rate cap in the accompanying consolidated statements of operations. Payments received from our counterparties in connection with our derivative are recognized on our consolidated statements of operations as proceeds from interest rate cap.

Other Assets

Other assets include accrued interest receivable, miscellaneous receivables, prepaid expenses, deferred tax asset (net of any valuation allowance), deposits funded relating to unclosed transactions, deferred financing costs related to certain financing facilities, derivative financial instruments, and repurchased shares not yet settled.

Deferred Financing Costs

Deferred financing costs included within other assets on our consolidated balance sheets include costs related to the establishment and ongoing operations of repurchase agreements and term participation facility. These costs are amortized as interest expense using the straight-line method over the contractual term of the repurchase agreements or the contractual term of the collateral asset for the term participation facility.

Costs related to obtaining notes payable, loan participations sold, secured term loans, and debt related to real estate owned are presented on our consolidated balance sheets as a direct deduction from the carrying amount of the

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

obligations. These costs are amortized over the contractual term of the obligations as interest expense using the effective interest method.

Secured Financings

We evaluate whether a financing transaction constitutes a sale through legal isolation of the transferred financial asset from us, the ability of the transferee to pledge or exchange the transferred financial asset without constraint and the transfer of control of the transferred financial asset.

Repurchase Agreements

We finance certain of our loans receivable using repurchase agreements. Under a repurchase agreement, an asset is sold to a counterparty to be repurchased at a later date at a predetermined price. Prior to repurchase, interest is paid to the counterparty based upon the sales price and a predetermined interest rate. Other than amounts guaranteed by us, borrowings under the repurchase agreements are non-recourse to us. In some cases, the repurchase facility counterparty has the benefit of cross-collateralization across the loans in the facility. We account for our repurchase agreements as secured financings under GAAP. When treated as a secured financing, the transferred assets remain on our consolidated balance sheets, and the financing proceeds are recorded as a liability.

Term Participation Facility

We financed certain of our loans receivable through selling a senior interest in the loan receivable to a counterparty. The facility provides for capacity to finance additional loans receivable. The lender has the benefit of cross-collateralization across the loans in the facility. We present the term participation facility as a liability on our consolidated balance sheets.

Loan Participations Sold, Net

Loan participations sold represent an interest in a loan receivable that we sold, however, we present the loan participation sold as a liability on our consolidated balance sheets because the arrangement does not qualify as a sale under GAAP. Other than amounts guaranteed by us, these participations are non-recourse and remain on our consolidated balance sheets until the loan is repaid. The gross presentation of the loan participations sold does not impact equity or net income.

Notes Payable, Net

We finance certain of our loans receivable using direct financing, collateralized by the loans receivable. Other than amounts guaranteed by us, borrowings under notes payable are non-recourse to us.

Secured Term Loan, Net

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

Revenue Recognition

Interest income from loans receivable is recorded on the accrual basis based on the unpaid principal balance amount and the contractual terms of the loans. Recognition of fees, premiums, discounts and direct costs associated with these investments is deferred until the loan is advanced and is then amortized or accreted into interest income over the term of the loan as an adjustment to yield using the effective interest method based on expected cash flows through the expected recovery period. Income accrual may be suspended for loans when we determine that the payment of income and principal is no longer probable. Once income accrual is suspended, any previously recognized

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

interest income deemed uncollectible is reversed against interest income. Factors considered when making this determination include our assessment of the underlying collateral value, delinquency in excess of 90 days, and overall market conditions. While on non-accrual status, based on our estimation as to collectability of principal, loans are either accounted for on a cash basis, where interest income is recognized only upon actual receipt of cash, or on a cost-recovery basis, where all cash receipts reduce a loan's carrying value. If and when a loan is brought back into compliance with its contractual terms, and our Manager has determined that the borrower has demonstrated an ability and willingness to continue to make contractually required payments related to the loan, we resume accrual of interest.

In accordance with ASC 606, Revenue from Contracts with Customers, revenue is recognized when we transfer promised services to customers in an amount that reflects the consideration to which we expect to be entitled to in exchange for those services. ASC 606 includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when the performance obligation is satisfied. Our contracts generally have a single performance obligation, such as renting a hotel room to a customer, or providing food and beverage to a customer, or providing a hotel property related good or service to a customer. Our performance obligations are generally satisfied at a point in time.

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

Stock-Based Compensation

Stock-based compensation consists of both time-based and performance-based awards issued to certain individuals employed by (or members of) affiliates of the Manager. Stock-based compensation expense is recognized in earnings on a straight-line basis over the applicable award's vesting period. Forfeitures of stock-based compensation awards are recognized as they occur.

Redeemable Common Stock

We account for our common stock subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Certain of our common stock featured certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. These rights terminated upon the completion of our initial public offering on November 3, 2021. Accordingly, on this date redeemable common stock was reclassified to common stock at its redemption value. References to common stock in 2021 and 2020 include redeemable common stock.

Common Stock

Common stock issued and outstanding excludes Restricted Stock Units (“RSUs”) which have not been delivered, regardless of vesting status. Fully vested RSUs are included in the calculation of basic and diluted weighted-average shares outstanding and receive dividends payable on common stock.

On October 6, 2021, we effected a reverse stock split of shares of our common stock on a 2-for-1 basis. All references to common stock outstanding, restricted stock units, share data and per common stock share amounts have been stated to reflect the effect of the reverse stock split for all periods presented.

Non-Controlling Interests

The non-controlling interests included on our consolidated balance sheet as of December 31, 2021 represented the common equity interests in CMTG/TT Mortgage REIT LLC ("CMTG/TT") that were not owned by us. Effective August 1, 2022, the operating agreement of CMTG/TT was amended and we are not deemed to be the primary

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

beneficiary in accordance with ASC 810 and do not consolidate the joint venture. See Note 4 - Equity Method Investment for further detail. Prior to August 1, 2022, the portion of CMTG/TT's consolidated equity and results of operations allocated to non-controlling interest was equal to the remaining 49% ownership of CMTG/TT. As of December 31, 2021, CMTG/TT’s total equity was $76.8 million of which $37.6 million was characterized as non-controlling interests.

Offering Costs

Certain costs related to equity offerings, including legal, professional accounting and other third-party fees that are directly associated with equity offerings, are recorded in stockholders' equity as a reduction of additional paid-in capital.

For the years ended December 31, 2022, 2021, and 2020 we incurred offering costs of $30,000, $11.8 million, and $0.9 million, respectively, which have been charged against additional paid-in capital on the consolidated balance sheets.

Repurchased Shares

We account for the repurchases of our common stock based on the settlement date. Payments for stock repurchases that are not yet settled as of the reporting date are included in other assets on our consolidated balance sheets. As of December 31, 2022, we have not retired any repurchased shares.

Reportable Segments

We evaluate the operating performance of our investments as a whole. We previously determined that we had two operating segments and one reporting segment as a result of the foreclosure of the hotel portfolio on February 8, 2021. In the first quarter of 2022, our Chief Operating Decision Maker (CODM) determined that we evaluate the operating performance of our investments as a whole and make operating decisions accordingly. Therefore, we have one operating segment and one reporting segment, with activities related to investing in income-producing loans collateralized by institutional quality commercial real estate. This change has been applied retrospectively to all periods presented.

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

The FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offering Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective upon issuance of ASU 2020-04 for contract modifications and hedging relationships on a prospective basis. We have not adopted any of the optional expedients or exceptions through December 31, 2022, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.
Note 3. Loans Portfolio

Loans Receivable

Our loans receivable portfolio as of December 31, 2022 was comprised of the following loans ($ in thousands, except for number of loans):

	Number of Loans	Loan Commitment(1)	Unpaid Principal Balance	Carrying Value (2)	Weighted Average Spread(3)	Weighted Average Interest Rate(4)
Loans receivable held-for- investment:
Variable:
Senior loans(5)	71	$9,221,549	$7,327,462	$7,217,564	+ 3.92%	8.05%
Subordinate loans	2	63,102	61,763	61,947	+ 11.55%	15.95%
	73	9,284,651	7,389,225	7,279,511	+ 3.98%	8.11%
Fixed:
Senior loans(5)	2	$23,373	$23,373	$23,595		8.50%
Subordinate loans	2	125,927	125,927	125,668		8.49%
	4	149,300	149,300	149,263		8.49%
Total/Weighted Average	77	$9,433,951	$7,538,525	$7,428,774		8.12%
General CECL reserve				(68,347)
Loans receivable held-for-investment, net				$7,360,427

(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Net of specific CECL reserve of $60.3 million.
(3)
The weighted average is expressed as a spread over the relevant floating benchmark rates. One-month LIBOR and SOFR as of December 31, 2022 were 4.39% and 4.36%, respectively. Weighted average is based on unpaid principal balance as of December 31, 2022. For loans placed on non-accrual, the spread used in calculating the weighted average spread is 0%.
(4)
Reflects the weighted average interest rate based on the applicable floating benchmark rate (if applicable), including LIBOR/SOFR floors (if applicable). Weighted average is based on unpaid principal balance as of December 31, 2022 and includes loans on non-accrual status. For loans placed on non-accrual, the interest rate used in calculating the weighted average spread is 0%.
(5)
Senior loans include senior mortgages and similar loans, including related contiguous subordinate loans (if any), and pari passu participations in senior mortgage loans.

Our loans receivable portfolio as of December 31, 2021 was comprised of the following loans ($ in thousands, except for number of loans):

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

	Number of Loans	Loan Commitment(1)	Unpaid Principal Balance	Carrying Value (2)	Weighted Average Spread(3)	Weighted Average Interest Rate(4)
Loans receivable held-for-investment
Variable:
Senior loans(5,6)	51	$7,163,032	$6,119,619	$6,085,351	+ 4.06%	5.16%
Subordinate loans	3	137,079	133,119	133,552	+ 10.38%	11.37%
	54	7,300,111	6,252,738	6,218,903	+ 4.19%	5.29%
Fixed:
Senior loans(5)	3	$62,573	$62,573	$56,449	N/A	10.09%
Subordinate loans	2	125,927	125,927	125,620	N/A	8.49%
	5	188,500	188,500	182,069		9.02%
Total/Weighted Average	59	$7,488,611	$6,441,238	$6,400,972	N/A	5.40%
General CECL reserve				(60,677)
Loans receivable held-for-investment, net				$6,340,295

(1)
Loan commitment represents principal outstanding plus unfunded loan commitments.
(2)
Net of specific CECL reserve of $6.3 million.
(3)
The weighted average spread is expressed as a spread over the relevant floating benchmark rates. One-month LIBOR as of December 31, 2021 was 0.10%. Weighted average is based on unpaid principal balance as of December 31, 2021 and includes loans on non-accrual status.
(4)
Reflects the weighted average interest rate based on the applicable floating benchmark rate (if applicable), including LIBOR/SOFR floors (if applicable). Weighted average is based on unpaid principal balance as of December 31, 2021 and includes loans on non-accrual status.
(5)
Senior loans include senior mortgages and similar loans, including related contiguous subordinate loans (if any), and pari passu participations in senior mortgage loans.
(6)
Includes a fixed rate loan with an unpaid principal balance of $33.5 million and a loan commitment of $39.7 million as of December 31, 2021, which shares the same collateral as floating rate loans with an unpaid principal balance of $103.1 million and a loan commitment of $104.4 million at December 31, 2021.

Activity relating to the loan receivable portfolio for the years ended December 31, 2022 and 2021 ($ in thousands):

	Unpaid Principal Balance	Deferred Fees	Specific CECL Reserve	Carrying Value (1)
Balance at December 31, 2021	$6,441,238	$(33,933)	$(6,333)	$6,400,972
Initial funding of new loan originations and acquisitions	2,030,456	-	-	2,030,456
Advances on existing loans	602,254	-	-	602,254
Non-cash advances in lieu of interest	77,004	1,447	-	78,451
Origination fees, extension fees and exit fees	-	(41,537)	-	(41,537)
Repayments of loans receivable	(1,463,271)	-	-	(1,463,271)
Repayments of non-cash advances in lieu of interest	(21,609)	-	-	(21,609)
Accretion of fees	-	24,763	-	24,763
Sale proceeds	(146,912)	-	-	(146,912)
Gain (loss) on sale	30,892	(191)	-	30,701
Specific CECL reserve	-	-	(65,494)	(65,494)
Principal charge-offs	(11,527)	-	11,527	-
Balance at December 31, 2022	$7,538,525	$(49,451)	$(60,300)	$7,428,774
General CECL reserve				$(68,347)
Carrying Value				$7,360,427

(1)
Balance at December 31, 2021 does not include general CECL reserve.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

	Unpaid Principal Balance	Deferred Fees	Specific CECL Allowance	Carrying Value (1)
Balance at December 31, 2020	$6,152,331	$(20,506)	$(6,000)	$6,125,825
Initial funding of new loan originations and acquisitions	2,331,328	-	-	2,331,328
Advances on existing loans	623,198	-	-	623,198
Non-cash advances in lieu of interest	68,859	432	-	69,291
Origination fees, extension fees and exit fees	-	(39,096)	-	(39,096)
Repayments of loans receivable	(2,453,804)	-	-	(2,453,804)
Repayments of non-cash advances in lieu of interest	(126,865)	-	-	(126,865)
Accretion of fees	-	25,237	-	25,237
Sale proceeds	(48,006)	-	-	(48,006)
Gain (loss) on sale	(141)	-	-	(141)
Specific CECL Allowance	-	-	(2,094)	(2,094)
Transfer to real estate owned, net	(103,901)	-	-	(103,901)
Principal charge-offs	(1,761)	-	1,761	-
Balance at December 31, 2021	$6,441,238	$(33,933)	$(6,333)	$6,400,972
General CECL Allowance				$(60,677)
Carrying Value				$6,340,295

In the second quarter of 2022, we sold a senior loan with a carrying value of $116.2 million and recognized a realized gain of $30.1 million. The financial asset was legally isolated, the transferee has the ability to pledge the assets without constraint and control has been transferred to the transferee. We have determined the transaction constituted a sale.

Through CMTG/TT, a previously consolidated joint venture, we held a 51.0% interest in $78.5 million of subordinate loans secured by land in New York, which had been on non-accrual status since October 2021. During the third quarter of 2022, we directly acquired the senior position of the loan of $73.5 million and converted the whole loan from a land loan into a construction loan to finance the development of a hotel. The borrower simultaneously committed additional equity to the project. Immediately following the conversion of the loan, we own $115.3 million of total loan commitments, of which $78.5 million has been funded and is included in loans receivable held-for-investments on our consolidated balance sheet as of December 31, 2022, as well as 51.0% of the remaining $78.5 million of subordinate loans held through CMTG/TT which is accounted for under the equity method of accounting on our consolidated financial statements. See Note 4 - Equity Method Investment for further detail. The new loans accrue interest at the new contractual rates.

In the second quarter of 2022, we modified a loan with a borrower who was experiencing financial difficulties, resulting in a decrease in the index rate floor from 1.57% to 1.00% and modified extension requirements. As of December 31, 2022, the loan had an amortized cost basis of $87.8 million and represents approximately 1.2% of total loans receivable held-for-investment, net. The loan is considered as part of the general CECL reserve. As of December 31, 2022, the borrower is current on all contractually obligated payments

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Concentration of Risk

The following table presents our loans receivable and interests in loans receivable portfolio by loan type, as well as property type and geographic location of the properties collateralizing these loans as of December 31, 2022 and 2021 ($ in thousands):

	December 31, 2022		December 31, 2021
Loan Type (1)	Carrying Value (1)	Percentage	Carrying Value (2)	Percentage
Senior loans(3)	$7,241,159	97%	$6,303,664	96%
Subordinate loans	187,615	3%	259,172	4%
	$7,428,774	100%	$6,562,836	100%
General CECL reserve	$(68,347)		$(60,691)
	$7,360,427		$6,502,145

Property Type	Carrying Value (1)	Percentage	Carrying Value (2)	Percentage
Multifamily	$3,044,892	41%	$1,986,628	30%
Hospitality	1,551,946	20%	1,176,842	18%
Office	1,086,018	15%	1,113,805	17%
Mixed-use(4)	615,599	8%	734,613	11%
For Sale Condo	434,210	6%	710,660	11%
Land	426,645	6%	631,713	10%
Other	269,464	4%	208,575	3%
	$7,428,774	100%	$6,562,836	100%
General CECL reserve	$(68,347)		$(60,691)
	$7,360,427		$6,502,145

Geographic Location	Carrying Value (1)	Percentage	Carrying Value (2)	Percentage
United States
West	$2,450,710	33%	$1,156,896	17%
Northeast	1,999,648	27%	2,734,550	42%
Southeast	1,008,590	14%	836,904	13%
Mid Atlantic	809,908	11%	1,235,527	19%
Southwest	694,887	9%	269,461	4%
Midwest	461,531	6%	309,298	5%
Other	3,500	0%	20,200	0%
	$7,428,774	100%	$6,562,836	100%
General CECL reserve	$(68,347)		$(60,691)
	$7,360,427		$6,502,145

(1)
Net of specific CECL reserve of $60.3 million.
(2)
Net of specific CECL reserve of $6.3 million.
(3)
Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans and pari passu participations in senior mortgage loans.
(4)
Mixed-use comprises of 4% office, 2% retail, 1% for sale condo, 1% multifamily, and immaterial hospitality and signage components.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Interest Income and Accretion

The following table summarizes our interest and accretion income from loans receivable held-for-investment, from interests in loans receivable held-for-investment, and from interest on cash balances for the years ended December 31, 2022, 2021 and 2020 ($ in thousands):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Coupon interest	$441,320	$386,731	$413,228
Interest on cash, cash equivalents, and other income	4,381	2,045	4,402
Accretion of fees	24,967	26,487	28,310
Total interest and related income(1)	$470,668	$415,263	$445,940

(1)
We recognized $5.1 million, $7.3 million, and $5.9 million in pre-payment penalties and accelerated fees during the years ended December 31, 2022, 2021, and 2020 respectively.

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

The following tables allocate the principal balance and carrying value of the loans receivable and interests in loans receivable based on our internal risk ratings as of December 31, 2022 and 2021 ($ in thousands):

December 31, 2022
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value (1)	% of Total of Carrying Value
1	-	$—	$—	0%
2	1	927	913	0%
3	63	6,181,207	6,136,300	83%
4	10	1,005,345	1,001,235	13%
5	3	351,046	290,326	4%
	77	$7,538,525	$7,428,774	100%
General CECL reserve			(68,347)
			$7,360,427

(1)
Net of specific CECL reserve of $60.3 million.

December 31, 2021
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value (1)	% of Total of Carrying Value
1	1	$35,721	$35,699	1%
2	6	705,886	703,714	10%
3	42	4,678,785	4,649,076	71%
4	9	1,155,879	1,154,147	18%
5	2	26,533	20,200	0%
	60	$6,602,804	$6,562,836	100%
General CECL reserve			(60,691)
			$6,502,145

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

(1)
Net of specific CECL reserve of $6.3 million.

As of December 31, 2022 and 2021, the average risk rating of our portfolio was 3.2 and 3.1, respectively, weighted by unpaid principal balance.

The following table presents the carrying value and significant characteristics of our loans receivable on non-accrual status as of December 31, 2022 ($ in thousands):

Property Type	Location	Risk Rating	Unpaid Principal Balance	Carrying Value Before Specific CECL Reserve	Specific CECL Reserve	Carrying Value	Interest Recognition Method / as of Date
Multifamily	CA	5	$138,749	$138,329	$(18,293)	$120,036	Cost recovery/ 12/1/2022
Mixed-Use	NY	5	208,797	208,797	(42,007)	166,790	Cash basis/ 11/1/2022(1)
Land	NY	4	67,000	67,000	-	67,000	Cash basis/ 11/1/2021
Other	Other	5	3,500	3,500	-	3,500	Cost recovery/ 7/1/2020
Total non-accrual (2)			$418,046	$417,626	$(60,300)	$357,326

(1)
Interest income of $1.1 million was recognized on this loan while on non-accrual status during the year ended December 31, 2022.
(2)
Loans classified as non-accrual represented 4.8% of the total loan portfolio at December 31, 2022, based on carrying value. Excludes three loans with an aggregate carrying value of $360.0 million that are in maturity default.

The following table presents the carrying value and significant characteristics of our loans receivable on non-accrual status as of December 31, 2021 ($ in thousands):

Property Type	Location	Risk Rating	Unpaid Principal Balance	Carrying Value Before Specific CECL Reserve	Specific CECL Reserve	Carrying Value	Interest Recognition Method / as of Date
Hospitality	CA	4	81,380	77,530	-	77,530	Cash basis/ 12/1/2021 (1)
Other	Other	5	11,533	11,533	(333)	11,200	Cost recovery/ 5/1/2021
Total current			92,913	89,063	(333)	88,730
Land	NY	4	116,020	116,211	-	116,211	Cash basis/ 5/1/2020
Land	NY	4	75,579	76,069	-	76,069	Cash basis/ 8/1/2020
Land	NY	4	67,000	67,000	-	67,000	Cash basis/ 11/1/2021
Other	Other	5	15,000	15,000	(6,000)	9,000	Cost recovery/ 7/1/2020
Total delinquent			273,599	274,280	(6,000)	268,280
Total non-accrual(2)			$366,512	$363,343	$(6,333)	$357,010

(1) Interest income of $0.4 million was recognized on this loan while on non-accrual status during the year ended December 31, 2021.

(2) Loans classified as non-accrual represented 5.6% of the total loan portfolio at December 31, 2021, based on carrying value.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Current Expected Credit Losses

The current expected credit loss reserve required under GAAP reflects our current estimate of potential credit losses related to our loan portfolio. See Note 2 for further discussion of our current expected credit loss reserve.

During the year ended December 31, 2022, we recorded a principal charge-off of $11.5 million against a loan made to the personal estate of a former borrower. Prior to the charge-off, the loan had an unpaid principal balance of $15.0 million and a specific CECL reserve of $6.0 million, resulting in a carrying value of $9.0 million. Following the charge-off, the loan's carrying value is $3.5 million, which represents estimated collection. The loan is on non-accrual status and is in maturity default.

During the year ended December 31, 2022, we recorded a net provision of $84.4 million for current expected credit losses. The total current expected credit loss reserve increased to $146.4 million as of December 31, 2022. The increase was primarily attributable to the increase in the size of our loan portfolio, worsening macroeconomic forecasts, and specific CECL reserves of $65.5 million related to three loans.

During the fourth quarter of 2021, we received principal repayments of $81.7 million on a senior loan with an unpaid principal balance of $95.0 million, and a maturity date of May 31, 2021, and recorded a principal charge-off of $1.8 million. Following the principal repayment in December 2021, the maturity date of the loan was extended to January 1, 2023. As of December 31, 2021, the loan had a specific CECL reserve of $0.3 million which represented additional collectible interest through the maturity date. During the fourth quarter of 2022, this loan was repaid, resulting in a principal charge off of $27,000.

During the fourth quarter of 2022, we recorded a specific CECL reserve of $42.0 million in connection with a senior loan with an unpaid principal balance and carrying value prior to any specific CECL reserve of $208.8 million and an initial maturity date of February 1, 2023. As of December 31, 2021, the loan had a carrying value of $207.5 million. The loan is collateralized by a mixed-use building in New York, NY. As of December 31, 2022, this loan is on non-accrual status.

During the fourth quarter of 2022, we recorded a specific CECL reserve of $18.3 million in connection with a senior loan with an unpaid principal balance of $138.8 million, a carrying value prior to any specific CECL reserve of $138.3 million and an initial maturity date of August 8, 2024. As of December 31, 2021, the loan had a carrying value of $134.6 million. The loan is collateralized by a portfolio of multifamily properties located in San Francisco, CA. As of December 31, 2022, this loan is on non-accrual status.

Fair market values used to determine specific CECL reserves are calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach. Estimates of fair market values include assumptions of property specific cash flows over estimated holding periods, discount rates approximating 6.0%, and market capitalization rates ranging from 4.5% to 6.0%. These assumptions are based upon the nature of the properties, recent sales and lease comparables, and anticipated real estate and capital market conditions.

The following table illustrates the quarterly changes in the current expected credit loss reserve for the years ended December 31, 2022 and 2021, respectively ($ in thousands):

		General CECL Reserve
	Specific CECL Reserve (1)	Loans Receivable Held-for-Investment	Interests in Loans Receivable Held-for-Investment	Accrued Interest Receivable	Unfunded Loan Commitments (2)	Total General CECL Reserve	Total
Total reserve at December 31, 2020	$6,000	$-	$-	$-	$-	$-	$6,000
Initial CECL reserve, January 1, 2021	-	64,274	406	357	13,214	78,251	78,251
Increase (reversal)	2,094	(3,597)	(392)	(139)	(6,928)	(11,056)	(8,962)
Principal charge-offs	(1,761)	-				-	(1,761)
Total reserve, December 31, 2021	$6,333	$60,677	$14	$218	$6,286	$67,195	$73,528
Increase (reversal)	65,494	7,670	(14)	(218)	11,429	18,867	84,361
Principal charge-offs	(11,527)	-	-	-	-	-	(11,527)
Total December 31, 2022	$60,300	$68,347	$-	$-	$17,715	$86,062	$146,362
Reserve at December 31, 2022	0.8%					1.1%	1.9%

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

(1)
As of December 31, 2020, amounts represent specific loan loss provisions recorded on assets before the adoption of ASU 2016-13. After the adoption of ASU 2016-13 on January 1, 2021, amounts represent specific CECL reserve.
(2)
The CECL reserve for unfunded commitments is included in other liabilities on the consolidated balance sheets.

Our primary credit quality indicator is our internal risk rating, which is further discussed above. The following table presents the carrying value of our loans receivable as of December 31, 2022 by year of origination and risk rating ($ in thousands):

			Carrying Value by Origination Year as of December 31, 2022
Risk Rating	Number of Loans	Carrying Value (1)	2022	2021	2020	2019	2018	2017
1	0	$-	$-	$-	$-	$-	$-	$-
2	1	913	-	-	-	-	913	-
3	63	6,136,300	2,074,609	1,727,767	96,781	1,498,612	641,437	97,094
4	10	1,001,235	78,201	165,487	199,838	229,697	328,012	-
5	3	301,853	-	-	-	135,063	166,790	-
Charge-Offs		(11,527)	-	-	-	(11,500)	(27)	-
	77	$7,428,774	$2,152,810	$1,893,254	$296,619	$1,851,872	$1,137,125	$97,094

(1) Net of specific CECL reserves of $60.3 million.

Interests in Loans Receivable Held-for-Investment

We had no interests in loans receivable as of December 31, 2022.

Our interests in loans receivable portfolio as of December 31, 2021 was comprised of the following loans ($ in thousands):

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

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Activity relating to the interests in loan receivable portfolio for the years ended December 31, 2022 and 2021 ($ in thousands):

	Unpaid Principal Balance	Deferred Fees	Carrying Value(1)
Balance at December 31, 2021	$161,566	$298	$161,864
Advances on existing interests in loans receivable	14,653	—	14,653
Non-cash advances in lieu of interest	2,427	—	2,427
Origination fees, extension fees and exit fees	—	(502)	(502)
Repayments of interests in loans receivable	(165,468)	—	(165,468)
Repayments of non-cash advances in lieu of interest	(13,178)	—	(13,178)
Accretion of origination fees, net	—	204	204
Balance at December 31, 2022	$—	$—	$—

(1)
Balance at December 31, 2021 does not include general CECL reserve.

	Unpaid Principal Balance	Deferred Fees	Carrying Value(1)
Balance at December 31, 2020	$338,957	$(687)	$338,270
Advances on existing interests in loans receivable	101,767	—	101,767
Non-cash advances in lieu of interest	18,733	—	18,733
Origination fees, extension fees and exit fees	—	(265)	(265)
Repayments of interests in loans receivable	(269,988)	—	(269,988)
Repayments of non-cash advances in lieu of interest	(27,903)	—	(27,903)
Accretion of origination fees, net	—	1,250	1,250
Balance at December 31, 2021	$161,566	$298	$161,864

The following table details overall statistics for our loans receivable and interests in loans receivable portfolio ($ in thousands):

	Loans Receivable		Interests in Loans Receivable
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Weighted average yield to maturity	8.6%	5.6%	N/A	6.7%
Weighted average term to fully extended maturity	3.2 years	3.3 years	N/A	1.6 years

Note 4. Equity Method Investment

On June 8, 2016, we acquired a 51% interest in CMTG/TT upon commencement of its operations. During its active investment period, CMTG/TT originated loans collateralized by institutional quality commercial real estate. CMTG/TT has been consolidated in our financial statements from its inception through July 31, 2022. On August 1, 2022, the sole remaining loan held by this joint venture was converted to a new construction loan. In connection with the conversion, we amended the operating agreement of CMTG/TT. Effective August 1, 2022, we are not deemed to be the primary beneficiary of CMTG/TT in accordance with ASC 810 and do not consolidate the joint venture. We did not recognize a gain or loss as this transaction occurred simultaneously with the conversion of the aforementioned loan, and thus there was no change in the underlying value of our 51% equity interest in CMTG/TT. See Note 3 for further details. As of December 31, 2022, the carrying value of our 51% equity interest in CMTG/TT approximated $41.9 million.

Note 5. Real Estate Owned, Net

On February 8, 2021, we acquired legal title to a portfolio of hotel properties located in New York, NY through a foreclosure. Prior to February 8, 2021, the hotel portfolio represented the collateral for a $103.9

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

million mezzanine loan held by us. The loan was in default as a result of the borrower failing to pay debt service. A $300.0 million securitized senior mortgage held by a third party was in default as well. The securitized senior mortgage is non-recourse to us. We recorded a gain of $1.4 million resulting from the foreclosure of the loan, which was based upon the estimated fair value of the hotel properties as determined by a third-party appraisal. The fair value of $414.0 million was determined using discount rates ranging from 8.50% to 8.75% and a terminal capitalization rate of 6.00%, and was allocated $123.1 to land and $290.9 million to building and improvements, respectively. As of December 31, 2022, the aggregate cost of our real estate owned for federal income tax purposes was $427.3 million.

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

The following table presents additional detail related to our real estate owned, net as of December 31, 2022 and 2021 ($ in thousands):

	December 31, 2022	December 31, 2021
Land	$123,100	$123,100
Building	284,400	284,400
Capital improvements	2,343	-
Furniture, fixtures and equipment	6,500	6,500
Real estate owned	416,343	414,000
Less: accumulated depreciation	(15,154)	(7,113)
Real estate owned, net	$401,189	$406,887

Note 6. Debt Obligations

As of December 31, 2022 and 2021, we financed certain of our loans receivables using repurchase agreements, a term participation facility, the sale of loan participations, and notes payable. The financings bear interest at a rate equal to LIBOR/SOFR plus a credit spread or at a fixed rate. Financing agreements generally contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to tangible net worth ratio, and minimum debt service coverage ratio as defined in agreements. As of December 31, 2022 and 2021, we are in compliance with all covenants under our financing agreements.

The following table summarizes our portfolio financings as of December 31, 2022 and 2021 ($ in thousands):

	December 31, 2022			December 31, 2021
	Capacity	Borrowing Outstanding	Weighted Average Spread(1)	Capacity	Borrowing Outstanding	Weighted Average Spread(1)
Repurchase agreements and term participation facility(2)	$5,700,000	$4,012,818	+ 2.25%	$4,065,000	$3,274,508	+ 2.00%
Repurchase agreements - Side Car	271,171	211,572	+ 4.51%	271,171	215,003	+ 4.50%
Loan participations sold	264,252	264,252	+ 3.68%	168,322	168,322	+ 3.79%
Notes payable	495,934	154,629	+ 3.09%	48,000	48,000	+ 4.00%
Secured Term Loan	755,090	755,090	+ 4.50%	762,717	762,717	+ 4.50%
Debt related to real estate owned	290,000	290,000	+ 2.78%	290,000	290,000	+ 2.78%
Total/weighted average	$7,776,447	$5,688,361	+ 2.75%	$5,605,210	$4,758,550	+ 2.65%

(1)
Weighted average spread over the applicable benchmark rate is based on unpaid principal balance. One-month LIBOR and SOFR as of December 31, 2022 were 4.39% and 4.36%, respectively.
(2)
The repurchase facilities are partially recourse to us. The maximum guarantees under our repurchase agreements range from 25% to 50% of borrowings outstanding. As of December 31, 2022 and December 31, 2021, the weighted average recourse limitation on our repurchase and term participation facilities was 28% and 27%, respectively.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Repurchase Agreements and Term Participation Facility

Repurchase Agreements

The following table summarizes our repurchase agreements by lender as of December 31, 2022 ($ in thousands):

Lender	Initial Maturity (1)	Fully Extended Maturity	Maximum Capacity	Borrowing Outstanding	Undrawn Capacity
JP Morgan Chase Bank, N.A. - Main Pool	6/29/2025	6/29/2027	$1,500,000	$1,272,079	$227,921
JP Morgan Chase Bank, N.A. - Side Car	5/27/2023	5/27/2024	271,171	211,572	59,599
Morgan Stanley Bank, N.A.(2)	1/26/2024	1/26/2025	1,000,000	859,624	140,376
Goldman Sachs Bank USA(3)	5/31/2024	5/31/2025	500,000	356,014	143,986
Barclays Bank PLC	12/20/2024	12/20/2025	500,000	176,384	323,616
Deutsche Bank AG, New York Branch	6/26/2023	6/26/2026	400,000	345,583	54,417
Wells Fargo Bank, N.A.	9/29/2023	9/29/2026	800,000	745,603	54,397
Total			$4,971,171	$3,966,859	$1,004,312

(1)
Facility maturity dates may be extended based on certain conditions being met.
(2)
On January 24, 2023, we exercised our option to extend the initial maturity of this facility from January 26, 2023 to January 26, 2024.
(3)
On January 13, 2023, this facility was modified such that the initial maturity was extended from May 31, 2023 to May 31, 2024.

The following table summarizes our repurchase agreements by lender as of December 31, 2021 ($ in thousands):

Lender	Initial Maturity (1)	Fully Extended Maturity	Maximum Capacity	Borrowing Outstanding	Undrawn Capacity
JP Morgan Chase Bank, N.A. - Main Pool(2)	6/29/2025	6/29/2027	$1,250,000	$1,173,280	$76,720
JP Morgan Chase Bank, N.A. - Side Car	5/27/2023	5/27/2024	271,171	215,003	56,168
Morgan Stanley Bank, N.A.(3)	1/26/2023	1/26/2024	1,000,000	1,000,000	-
Goldman Sachs Bank USA	5/31/2022	5/31/2023	750,000	410,551	339,449
Barclays Bank PLC	12/20/2022	12/20/2025	500,000	193,884	306,116
Deutsche Bank AG, New York Branch	6/26/2022	6/26/2023	265,000	211,372	53,628
Wells Fargo Bank, N.A.	9/29/2023	9/29/2026	300,000	285,421	14,579
Total			$4,336,171	$3,489,511	$846,660

(1)
Facility maturity dates may be extended based on certain conditions being met.
(2)
On January 14, 2022, the facility capacity was increased to $1.5 billion.
(3)
On January 25, 2022, the reference rate on this facility was changed from LIBOR to SOFR, and the fully extended maturity was extended to January 26, 2025.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Liabilities under our repurchase agreements as of December 31, 2022 are summarized as follows ($ in thousands):

Lender	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral(1)
JP Morgan Chase Bank, N.A. - Main Pool	$1,272,079	$1,272,079	$1,815,531
JP Morgan Chase Bank, N.A. - Side Car	211,572	211,572	460,481
Morgan Stanley Bank, N.A.	859,624	859,624	1,340,573
Goldman Sachs Bank USA	356,014	356,014	551,091
Barclays Bank PLC	176,384	176,384	269,973
Deutsche Bank AG, New York Branch	345,583	345,583	591,592
Wells Fargo Bank, N.A.	745,603	745,603	952,845
Total	$3,966,859	$3,966,859	$5,982,086

(1)
Net of specific CECL reserve of $60.3 million.

Liabilities under our repurchase agreements as of December 31, 2021 are summarized as follows ($ in thousands):

Lender	Borrowings Outstanding	Carrying Value	Carrying Value of Collateral
JP Morgan Chase Bank, N.A. - Main Pool	$1,173,280	$1,173,280	$1,626,719
JP Morgan Chase Bank, N.A. - Side Car	215,003	215,003	436,325
Morgan Stanley Bank, N.A.	1,000,000	1,000,000	1,709,758
Goldman Sachs Bank USA	410,551	410,551	589,825
Barclays Bank PLC	193,884	193,884	283,716
Deutsche Bank AG, New York Branch	211,372	211,372	327,671
Wells Fargo Bank, N.A.	285,421	285,421	362,742
Total	$3,489,511	$3,489,511	$5,336,756

Term Participation Facility

On November 4, 2022, we entered into a master participation and administration agreement to finance certain of our mortgage loans. The lender has the benefit of cross-collateralization across the loans in the facility. The facility has a maximum committed amount of $1.0 billion. As of December 31, 2022, $481.4 million was committed of which $257.5 million was outstanding. Per the terms of the agreement, we may finance loans on this facility until the end of the one year revolving period, ending November 4, 2023. Upon the end of the revolving period, the term participation facility will mature five years following the date of the most recently financed loan on the facility. As of December 31, 2022, the maturity date of the facility is December 21, 2027.

Our term participations as of December 31, 2022 are summarized as follows (in thousands):

Contractual Maturity Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral
12/21/2027	$257,531	$257,531	$375,769

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Loan Participations Sold

Our loan participations sold as of December 31, 2022 are summarized as follows ($ in thousands):

Contractual Maturity Date	Maximum Extension Date	Borrowings Outstanding	Carrying Value	Carrying Value of Collateral (1)
8/1/2023	8/1/2023	$138,322	$138,322	$281,123
10/18/2023	10/18/2024	105,930	105,645	192,355
12/31/2024	12/31/2025	20,000	19,831	157,833
Total		$264,252	$263,798	$631,311

(1)
Includes cash reserve balances.

Our loan participations sold as of December 31, 2021 are summarized as follows ($ in thousands):

Contractual Maturity Date	Maximum Extension Date	Borrowings Outstanding	Carrying Value	Carrying Value of Collateral
8/1/2022	8/1/2023	$148,322	$148,133	$290,783
12/31/2024	12/31/2025	20,000	19,611	130,061
Total		$168,322	$167,744	$420,844

Notes Payable

Our notes payable as of December 31, 2022 are summarized as follows ($ in thousands):

Contractual Maturity Date	Maximum Extension Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral
12/31/2024	12/31/2025	$103,592	$102,467	$157,833
2/2/2026	2/2/2027	28,288	27,292	34,199
6/30/2025	6/30/2026	4,777	4,354	16,290
9/2/2026	9/2/2027	-	(1,234)	(1,763)
11/22/2024	11/24/2026	16,055	15,497	25,403
10/13/2025	10/13/2026	1,917	1,145	5,749
Total		$154,629	$149,521	$237,711

Our notes payable as of December 31, 2021 are summarized as follows ($ in thousands):

Contractual Maturity Date(2)	Maximum Extension Date	Borrowings Outstanding	Carrying Value	Carrying Value of Collateral (1)
1/4/2022	1/4/2022	$48,000	$48,000	$116,512

(1)
Includes all cash reserve balances held by the servicer.
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

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

The secured term loan as of December 31, 2022 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Interest Rate	Borrowing Outstanding	Carrying Value
8/9/2026	S + 4.50%	8.96%	$755,090	$736,853

(1)
One-month term SOFR at December 31, 2022 was 4.36%.

The secured term loan as of December 31, 2021 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Interest Rate	Borrowings Outstanding	Carrying Value
8/9/2026	S + 4.50%	5.00%	$762,717	$739,762

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

Our debt related to real estate owned as of December 31, 2022 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Net Interest Rate(1)	Borrowings Outstanding	Carrying Value
2/9/24	L + 2.78%	5.78%	$290,000	$289,389

(1)
One-month LIBOR at December 31, 2022 was 4.39%, which exceeds the 3.00% ceiling provided by our interest rate cap. See Note 7 – Derivatives for further detail of our interest rate cap.

Our debt related to real estate owned as of December 31, 2021 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Interest Rate	Borrowings Outstanding	Carrying Value
2/9/24	L + 2.78%	3.53%	$290,000	$289,806

(1)
One-month LIBOR at December 31, 2021 was 0.10%.

Acquisition Facility

On June 29, 2022, we entered into a $150.0 million full recourse credit facility. The facility generally provides interim financing for eligible loans for up to 180 days at an initial advance rate of 75%, which begins to decline after the 90th day. The facility matures on June 29, 2025 and earns interest at a rate of one-month term SOFR, plus a 0.10% credit spread adjustment, plus a spread of 2.25%. With the consent of our lenders, and subject to certain conditions, the commitment of the facility may be increased up to $500.0 million. As of December 31, 2022, the outstanding balance of the facility is $0.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Interest Expense and Amortization

The following table summarizes our interest and amortization expense on secured financings, debt related to real estate owned, and on the secured term loan for the years ended December 31, 2022, 2021 and 2020 ($ in thousands):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Interest expense on secured financings	$178,036	$113,300	$132,389
Interest expense on secured term loan	48,756	46,038	20,205
Interest expense on debt related to real estate owned(1)	14,170	15,643	-
Amortization of financing costs	20,145	21,251	19,638
Total interest and related expense	$261,107	$196,232	$172,232

(1)
Interest on debt related to real estate owned includes $309,000 and $56,000 of amortization of financing costs for the years ended December 31, 2022 and 2021, respectively.

Note 7. Derivatives

As part of the agreement to amend the terms of our debt related to real estate owned on June 2, 2021, we acquired an interest rate cap with a notional amount of $290.0 million and a maturity date of February 15, 2024 for $275,000.

The interest rate cap effectively limits the maximum interest rate of our debt related to real estate owned to 5.78%. Changes in the fair value of our interest rate cap are recorded as an unrealized gain or loss on interest rate cap on our consolidated statements of operations and the fair value is recorded in other assets on our consolidated balance sheets. Proceeds received from our counterparty related to the interest rate cap are recorded as proceeds from interest rate cap on our consolidated statements of operations. The fair value of the interest rate cap is $6.0 million at December 31, 2022. During the year ended December 31, 2022, we recognized approximately $495,000 of proceeds from interest rate cap.

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

Financial Instruments Reported at Fair Value

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

The fair value of our interest rate cap is determined by using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the interest rate cap. The variable interest rates used in the calculation of projected receipts on the interest rate cap are based on a third-party expert's expectation of future interest rates derived from observable market interest rate curves and volatilities. Our interest rate cap is classified as Level 2 in the fair value hierarchy and is valued at $6.0 million at December 31, 2022 and $0 at December 31, 2021.

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows ($ in thousands):

	December 31, 2022
				Fair Value Hierarchy Level
	Carrying Value	Unpaid Principal Balance	Fair Value	Level 1	Level 2	Level 3
Loans receivable held-for- investment, net	$7,360,427	$7,538,525	$7,331,207	$—	$—	$7,331,207
Repurchase agreements	3,966,859	3,966,859	3,966,859	—	—	3,966,859
Term Participation Facility	257,531	257,531	255,296	—	—	255,296
Loan participations sold, net	263,798	264,252	261,417	—	—	261,417
Notes payable, net	149,521	154,629	153,282	—	—	153,282
Secured term loan, net	736,853	755,090	743,764	—	—	743,764
Debt related to real estate owned, net	289,389	290,000	281,568	—	—	281,568

	December 31, 2021
				Fair Value Hierarchy Level
	Carrying Value	Unpaid Principal Balance	Fair Value	Level 1	Level 2	Level 3
Loans receivable held-for- investment, net	$6,340,295	$6,441,238	$6,434,157	$—	$—	$6,434,157
Interests in loans receivable held-for-investment, net	161,850	161,566	161,883	—	—	161,883
Repurchase agreements	3,489,511	3,489,511	3,484,834	—	—	3,484,834
Loan participations sold, net	167,744	168,322	168,738	—	—	168,738
Notes payable, net	48,000	48,000	48,000	—	—	48,000
Secured term loan, net	739,762	762,717	762,717	—	—	762,717
Debt related to real estate owned, net	289,806	290,000	281,723	—	—	281,723

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Note 9. Equity

Common Stock

Our charter provides for the issuance of up to 500,000,000 shares of common stock with a par value of $0.01 per share. We had 140,055,714 common stock issued and 138,376,144 and 139,840,088 common stock outstanding as of December 31, 2022 and 2021, respectively.

The following table provides a summary of the number of common stock outstanding during the years ended December 31, 2022, 2021, and 2020, including redeemable stock:

	Year Ended
Common Stock Outstanding	December 31, 2022	December 31, 2021	December 31, 2020 (1)
Beginning balance	139,840,088	132,848,720	129,348,720
Issuance of common stock	-	5,524,934	3,500,000
Conversion of fully vested RSUs to common stock	-	1,682,060	-
Repurchase of common stock	(1,463,944)	(215,626)	-
Ending balance	138,376,144	139,840,088	132,848,720

(1)
Amount at December 31, 2020 includes fully vested RSUs, which includes 877,498 of common stock underlying the vested RSUs.

Preferred Stock

Our charter provides for the issuance of up to 10,000,000 shares of preferred stock with a par value of $0.01 per share. On December 15, 2021, we redeemed 125 preferred shares at a price of $1,000 per share and there were no preferred shares outstanding as of December 31, 2022 and 2021. All preferred shares had been issued at a price of $1,000 per share and were entitled to a 12.5% cash dividend, paid semi-annually.

Repurchased Shares

We entered into an agreement (the “10b5-1 Purchase Plan”) with Morgan Stanley & Co. LLC, pursuant to which Morgan Stanley & Co. LLC, as our agent, would buy in the open market up to $25.0 million of our common stock in the aggregate during the period beginning on December 6, 2021 and ending at the earlier of 12 months and the date on which all the capital committed to the 10b5-1 Purchase Plan is expended. The 10b5-1 Purchase Plan required Morgan Stanley & Co. LLC to purchase shares of our common stock on our behalf when the market price per share was below the book value per common stock, subject to certain daily limits prescribed by the 10b5-1 Purchase Plan. For the period from December 6, 2021 through December 31, 2022, our full $25.0 million commitment was used to repurchase 1,679,570 shares of common stock at an average price per share of $14.88. As of December 31, 2022 all of the capital committed to the 10b5-1 Purchase Plan has been expended.

Dividends

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

The following table details our dividend activity for common and preferred stock ($ in thousands, except per share data):

For the Quarter Ended
	March 31, 2022		June 30, 2022		September 30, 2022		December 31, 2022
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Dividends declared - common stock	$51,672	$0.37	$51,659	$0.37	$51,420	$0.37	$51,202	$0.37
Record Date - common stock	March 31, 2022		June 30, 2022		September 30, 2022		December 30, 2022
Payment Date - common stock	April 15, 2022		July 15, 2022		October 14, 2022		January 13, 2023

	For the Quarter Ended
	March 31, 2021		June 30, 2021		September 30, 2021		December 31, 2021
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Dividends declared - common stock	$50,000	$0.37	$50,000	$0.37	$50,000	$0.37	$51,741	$0.37
Dividends declared - preferred stock(1)	$4	$0.03	$4	$0.03	$4	$0.03	$4	$0.03
Record Date - common stock	March 19, 2021		June 16, 2021		September 17, 2021		December 31, 2021
Payment Date - common stock	April 1, 2021		July 7, 2021		October 7, 2021		January 15, 2022

(1)
Includes 125 preferred units issued at a price of $1,000 per unit and entitled to a 12.50% dividend paid semi-annually that were redeemed on December 15, 2021 at a price of $1,000 per unit.

	For the Quarter Ended
	March 31, 2020		June 30, 2020		September 30, 2020		December 31, 2020
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Dividends declared - common stock	$56,000	$0.43	$59,000	$0.44	$50,000	$0.37	$50,000	$0.37
Dividends declared - preferred stock	$8	$0.03	$8	$0.03	$8	$0.03	$8	$0.03
Record Date - common stock	March 4, 2020		June 18, 2020		September 29, 2020		December 22, 2020
Payment Date - common stock	April 2, 2020		July 1, 2020		October 1, 2020		January 4, 2021

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

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Diluted EPS is calculated under the more dilutive of the treasury stock or the two-class method. Under the treasury stock method, diluted EPS is calculated by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding plus the incremental potential shares of common stock assumed issued during the period if they are dilutive

As of December 31, 2022, 2021 and 2020 we had no dilutive securities. As a result, basic and diluted EPS are the same. The calculation of basic and diluted EPS is as follows ($ in thousands, except for share and per share data):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Net income attributable to common stockholders	$112,064	$170,537	$202,378
Dividends on participating securities	(2,397)	-	-
Participating securities' share in earnings	-	-	-
Basic earnings	$109,667	$170,537	$202,378
Weighted average shares of common stock outstanding, basic and diluted(1)	139,306,311	134,539,645	132,980,316
Net income per share of common stock, basic and diluted	$0.79	$1.27	$1.52

(1)
Amounts at December 31, 2020 include fully vested RSUs, which includes 877,498 common stock underlying vested RSUs. Amounts at December 31, 2022 include fully vested RSUs, which include 6,850 common stock underlying vested RSUs.

For the years ended December 31, 2022, 2021, and 2020, 1,190,126, 0, and 0 weighted average unvested restricted stock units ("RSUs"), respectively, were excluded from the calculation of diluted EPS because the effect was anti-dilutive.
Note 11. Related Party Transactions

Our activities are managed by the Manager. Pursuant to the terms of the Management Agreement, the Manager is responsible for originating investment opportunities, providing asset management services and administering our day-to-day operations. The Manager is entitled to receive a management fee, an incentive fee and a termination fee as defined below.

The following table summarizes our management fees ($ in thousands):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Management fees	$39,461	$39,135	$38,960
Incentive fees	—	—	7,766
Total	$39,461	$39,135	$46,726

Management Fees

Effective October 1, 2015, the Manager earns a base management fee in an amount equal to 1.50% per annum of Stockholders’ Equity. Management fees are reduced by our pro rata share of any management fees and incentive fees (if incentive fees are not incurred by us) paid to the Manager by CMTG/TT. Management fees are paid quarterly, in arrears. Management fees of $9.9 million, and $10.0 million were accrued and were included in management fee payable – affiliate, in the consolidated balance sheets at December 31, 2022 and 2021.

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

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Incentive Fees

The Manager is entitled to an incentive fee equal to 20% of the excess of our Core Earnings on a rolling four-quarter basis, as defined in the Management Agreement, over a 7.00% return on Stockholders’ Equity, as defined in the Management Agreement. Incentive fees are reduced by our pro rata share of any incentive fees paid to the Manager by CMTG/TT.

The Manager is entitled to an incentive fee equal to 3.33% of the excess of CMTG/TT’s Core Earnings on a rolling four-quarter basis, as defined in the Management Agreement, over a 7.00% return on Unitholders’ Equity of CMTG/TT.

There were no accrued incentive fees on our consolidated balance sheets at years ended December 31, 2022 and 2021.

Termination Fees

If we elect to terminate the Management Agreement, we are required to pay the Manager a termination fee equal to three times the sum of the average total annual amount of management fees and the average annual incentive fee paid by us over the prior two years.

Reimbursable Expenses

The Manager or its affiliates are entitled to reimbursement for certain documented costs and expenses incurred by them on our behalf, as set forth in the Management Agreement, excluding any expenses specifically required to be borne by the Manager under the Management Agreement. For the years ended December 31, 2022, 2021, and 2020, we incurred $1.3 million, $0 and $0.1 million of reimbursements of out-of-pocket costs incurred on our behalf by our Manager, respectively, which are included in general and administrative expenses on our consolidated statements of operations. As of December 31, 2022 and 2021, $0.7 million and $0 of reimbursements of out-of-pocket costs due to our Manager are included in other liabilities on our consolidated balance sheets.

Loans Receivable Held-for-Investment

As of December 31, 2022 and 2021, we have one loan with an unpaid principal balance of $97.8 million and $54.0 million, respectively, and a loan commitment of $141.1 million, whereby the borrower is an affiliate of a shareholder of our common stock who owns approximately 10.9% of our common stock outstanding as of December 31, 2022.

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

On June 14, 2022, the Board granted an aggregate of 2,130,000 time-based RSUs to employees of the Manager or its affiliates, which vest in three equal installments on each of the first, second and third anniversaries of July 1, 2022, subject to the applicable participant’s continued service through each vesting date. Each RSU was granted with the right to receive dividend equivalents. The fair value of the 2,130,000 RSUs was $18.72 per share based on the closing price of our common stock on the date of grant.

On May 24, 2022, we adopted the Deferred Compensation Plan to provide our directors and certain executives with an opportunity to defer payment of their stock-based compensation or RSUs and director cash fees, if applicable, pursuant to the terms of the Deferred Compensation Plan.

The Board awards time-based RSUs to eligible non-employee Board members on an annual basis as part of such Board members’ annual compensation in accordance with the Non-Employee Director Compensation Program. The time-based awards are generally issued in the second quarter on the date of the annual meeting of our stockholders, in conjunction with the director’s election to the Board, and the awards vest on the earlier of (x) the one-year

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

anniversary of the grant date and (y) the date of the next annual meeting of our stockholders following the grant date, subject to the applicable participants' continued service through such vesting date. In June 2022, the eligible non-employee members of the Board were automatically granted an aggregate of 29,280 time-based RSUs under the Plan. Each RSU was granted with the right to receive dividend equivalents. Additionally, certain directors elected to defer their RSUs pursuant to the terms of the Deferred Compensation Plan. Such deferred awards will become payable on the earliest to occur of the participant’s separation from service or a change in control. The fair value of the 29,280 RSUs was determined to be $20.49 per share on the grant date based on the closing price of our common stock on such date.

On April 4, 2019, the Board granted 877,498 time-based RSUs pursuant to the Plan which immediately became vested. Dividend equivalent payments accrued as if those shares were outstanding for all dividends declared during the period beginning August 25, 2015. The fair value of the 877,498 time-based RSUs was recognized immediately and was determined to be $20.00 per share on the grant date based on our share issuances proximate to the grant date. On April 4, 2021, 584,767 fully vested RSUs were delivered and converted to common stock. During the year ended December 31, 2021, 292,731 time-based RSUs were forfeited prior to their delivery, resulting in the reversal of $5.9 million of previously recognized stock-based compensation expense which is included as other income in the consolidated statements of operations.

On April 4, 2019, the Board granted 1,622,499 performance-based RSUs pursuant to the Plan of which 0% to 100% were scheduled to vest at the conclusion of a three-year performance period commencing on January 1, 2019, at varying levels, if we achieved a minimum cumulative Total Stockholder Return Percentage in excess of 18% over that period. Total Stockholder Return Percentage is equal to the quotient of (i) the sum of (A) the tangible net book value per common stock as of year ended December 31, 2021 less $19.84 and (B) the aggregate amount of dividends paid with respect to common stock during the performance period, (ii) and $19.84, calculated on a fully diluted basis. Dividend equivalents were scheduled to accrue and be paid to participants at the conclusion of the performance period based on the number of RSUs that vested. The fair value of the 1,622,499 performance-based RSUs was determined to be $20.00 per share on the grant date based on our share issuances proximate to the grant date. In the event that a change in control or an initial public offering (“IPO”) had occurred prior to the completion of the performance period, the RSUs would have immediately vested prior to such change in control or IPO and dividend equivalents would have become payable. During the year ended December 31, 2021, 525,206 performance based RSUs were forfeited. Upon completion of our IPO in November 2021, 1,097,293 RSUs immediately vested and dividend equivalents of $4.9 million were paid.

For the years ended December 31, 2022, 2021, and 2020, we recognized $7.5 million, $8.8 million, and $5.7 million, respectively, of stock-based compensation expense related to the RSUs. Stock-based compensation expense is considered non-cash compensation expense for the years ended December 31, 2022, 2021, and 2020.

Under our Deferred Compensation Plan, certain of our Board members elected to receive the annual fees and/or time-based RSUs to which they are entitled under our Non-Employee Director Compensation Program in the form of deferred RSUs. Accordingly, during the year ended December 31, 2022, we issued 6,850 of deferred RSUs in lieu of cash fees to such directors, and recognized a related expense of approximately $98,000, which is included in general and administrative expenses on our consolidated statements of operations.

Stock-based compensation expense is recognized in earnings on a straight-line basis over the applicable award’s vesting period. Forfeitures of stock-based compensation awards are recognized as they occur. As of December 31, 2022, total unrecognized compensation expense was $33.0 million based on the grant date fair value of RSUs granted. This expense is expected to be recognized over a remaining period of 2.4 years from December 31, 2022.

The following table details the time-based RSU activity during the years ended December 31, 2022 and 2021:

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Restricted Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Restricted Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested, December 31, 2021	—	$—	—	$—
Granted	2,159,280	$18.74	—	—
Unvested, December 31, 2022	2,159,280	$18.74	—	$—

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Restricted Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Restricted Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested, December 31, 2020	—	$—	1,622,499	$20.00
Forfeited/cancelled	—	—	(525,206)	—
Vested	—	—	(1,097,293)	$(20.00)
Unvested, December 31, 2021	—	$—	—	$—

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Note 13. Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with our taxable year ended December 31, 2015 and expect to continue to operate so as to qualify as a REIT. As a result, we will generally not be subject to federal and state income tax on that portion of our income that we distribute to stockholders if we distribute at least 90% of our taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains and activity conducted within our taxable REIT subsidiary (“TRS”), and comply with certain other requirements to qualify as a REIT. Since Commencement of Operations, we have been in compliance with all REIT requirements and we plan to continue to operate so that we meet the requirements for taxation as a REIT. Therefore, other than amounts relating to our TRS, as described below, we have not provided for current income tax expense related to our REIT taxable income for the years ended December 31, 2022, 2021, and 2020. Additionally, no provision has been made for federal or state income taxes in the accompanying financial statements, as we believe we have met the prescribed requisite requirements.

Our real estate owned is held in a TRS. A TRS is a corporation that is owned directly or indirectly by a REIT and has jointly elected with the REIT to be treated as a TRS for tax purposes. For years ended December 31, 2022, 2021 and 2020, the Company did not record a provision for income taxes, which was due to a full valuation allowance that was established against deferred taxes.

At December 31, 2022 and 2021, due to a full valuation allowance that was established against our deferred tax assets, we did not have a deferred tax asset or deferred tax liability. The deferred tax asset and valuation allowance at December 31, 2022 were $16.6 million and $16.6 million, respectively. The deferred tax asset and valuation allowance at December 31, 2021 were $14.6 million and $14.6 million, respectively.

The components of the deferred tax asset at December 31, 2022 consisted of an investment basis difference in real estate owned of approximately $4.0 million, a net operating loss carryforward of approximately $14.7 million, and net unrealized gain (a deferred tax liability) of approximately $2.1 million. The components of the deferred tax asset at December 31, 2021 consisted of an investment basis difference in real estate owned of approximately $4.0 million and a net operating loss carryforward of approximately $10.6 million.

We recognize tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions, if applicable, are included as a component of the provision for income taxes in our consolidated statements of income. As of December 31, 2022 and 2021, we have not recorded any amounts for uncertain tax positions.

The federal statutory rate for the years ended December 31, 2022, 2021, and 2020 was 21%. The Company’s effective tax rate differs from its combined U.S. federal, state and local corporate statutory tax rate primarily due to income earned at the REIT, which is not subject to tax, due to the deduction for qualifying distributions made by the Company, and any change in the valuation allowance.

Our tax returns are subject to audit by taxing authorities. Tax years 2019 onwards remain open to examination by major taxing jurisdictions in which we are subject to taxes.

Note 14. Commitments and Contingencies

We hold a 51% interest in CMTG/TT as a result of committing to invest $124.9 million in CMTG/TT. Distributions representing repayment proceeds from CMTG/TT’s loans may be recalled by CMTG/TT, if the repayment occurred at least six months prior to the loan’s initial maturity date. As of December 31, 2022 and 2021, we contributed $163.1 million and $162.1 million, respectively, to CMTG/TT and have received return of capital distributions of $123.3 million, of which $111.1 million were recallable. As of December 31, 2022 and 2021, CMTG’s remaining capital commitment to CMTG/TT was $72.9 million and $73.8 million, respectively.

As of December 31, 2022 and 2021, we had aggregate unfunded loan commitments of $1.9 billion and $1.1 billion respectively, which amounts will generally be funded to finance lease-related or capital expenditures by our borrowers, subject to them achieving certain conditions precedent to such funding. These future commitments will expire over the remaining term of the loans, none of which exceed five years.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Our contractual payments due under all borrowings were as follows as of December 31, 2022 ($ in thousands):

Year	Amount (1)
2023(2)	386,660
2024	853,634
2025	1,500,210
2026	1,870,234
2027	1,077,623
Total	$5,688,361

(1)
Contractual paydowns under all borrowings are based on the earlier of (i) the fully extended maturity date of each agreement, or (ii) the fully extended maturity of our underlying loans.
(2)
Assumes two loans with aggregate borrowings outstanding of $75.2 million that are in maturity default, with fully extended maturities before December 31, 2022, have an extended maturity date in 2023.

In the normal course of business, we may enter into contracts that contain a variety of representations and provide for general indemnifications. Our maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against us that have not yet occurred. However, based on experience, we expect the risk of loss to be remote.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Note 15. Subsequent Events

We have evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined that the following events or transactions have occurred:

1. We received the full repayment of 1 loan with an unpaid principal balance of $75.0 million at December 31, 2022.

Claros Mortgage Trust, Inc.

Schedule IV - Mortgage Loans on Real Estate

As of December 31, 2022

($ in thousands, except for number of loans)

Type of Loan (2)	Description/Location	Number of investments		Interest Payment Rates(1)	Maximum Maturity Date (3)	Periodic Payment Terms (4)	Prior Liens (5)	Face Amount of Loans	Carrying Amount of Loans (6) (7)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Senior Mortgage Loans
Senior loans in excess of 3% of the carrying amount of total loans
Senior mortgage loan	Multifamily/West			+ 2.90%	2027	I/O	N/A	$399,499	$396,894	$-
Senior mortgage loan	Multifamily/Northeast			+ 2.75%	2026	I/O	N/A	390,000	388,918	-
Senior mortgage loan	Hospitality/Northeast			+ 5.44%	2023	I/O	N/A	280,000	281,123	-
Senior mortgage loan	Hospitality/Southeast			+ 4.80%	2026	I/O	N/A	224,079	222,928	-
Senior mortgage loan	For-Sale Condo/West			+ 4.95%	2024	I/O	N/A	221,605	221,605	221,605
							N/A	1,515,183	1,511,468	221,605
Senior loans less than 3% of the carrying amount of total loans
Senior mortgage loans	Various	68	Floating:	+ 2.75% - 10.50%	2020 - 2029	I/O	N/A	5,835,652	5,729,691	522,297
			Fixed:	10.00%
Subordinate Loans
Subordinate loans less than 3% of the carrying amount of total loans
Mezzanine loans	Various	4	Floating:	+ 10.51 & 12.75%	2022-2027	I/O	N/A	187,690	187,615	32,902
			Fixed:	7.35% & 8.50%
Total loans							N/A	$7,538,525	$7,428,774	$776,804
General CECL reserve							N/A	N/A	$(68,347)	N/A
Total loans after general CECL reserves							N/A	$7,538,525	$7,360,427	$776,804

(1)
As a spread over one month LIBOR or SOFR.

(2)
Includes loans receivable held-for-investment and interests in loans receivable held-for-investment
(3)
Maximum maturity date assumes all extension options are exercised.
(4)
I/O = interest only until final maturity unless otherwise noted, P = Loans are subject to spread maintenance premiums or other prepayment penalty if paid before date specified within the loan agreement.
(5)
Represents third party liens only
(6)
The tax basis of the loans included above is $7,490,392 as of December 31, 2022.
(7)
Includes specific CECL reserve of $60.3 million.

Reconciliation of Mortgage Loans on Real Estate (1)

	2022	2021
Balance at January 1,	$6,502,145	$6,464,095
Additions during period:
Loan fundings	2,647,363	3,056,293
Payment in kind interest	80,878	88,024
Amortization of deferred fees and expenses	24,967	26,487
Realized gain on sale of investments	30,701	—
Deductions during period:
Collections of principal, including sales proceeds	(1,810,438)	(2,926,566)
Deferred origination fees and expenses	(42,039)	(39,361)
Realized loss on sale of investments	—	(141)
Transfer to real estate owned	—	(103,901)
Provision for current expected credit losses (2)	(73,150)	(62,785)
Balance at December 31,	$7,360,427	$6,502,145

(1)
Includes Mortgage and Mezzanine loans
(2)
See Note 3 – Loans Portfolio of the consolidated financial statements for information on current expected credit losses.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2022 an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of CMTG, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2022, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on that evaluation, our management, concluded that our internal control over financial reporting was effective as of December 31, 2022.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and the effectiveness of our internal control over financial reporting as of December 31, 2022, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed not later than April 30, 2023 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed not later than April 30, 2023 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed not later than April 30, 2023 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed not later than April 30, 2023 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed not later than April 30, 2023 with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this annual report on Form 10-K

(1) and (2) Financial Statements and schedules: See index to financial statements and schedules included in Item 8.

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

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K, dated March 16, 2022, filed by the Company, Commission File No. 001-40993)

10.1

Amended and Restated Management Agreement of Claros Mortgage Trust, Inc. and Claros REIT Management LP, dated August 2, 2022 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, dated August 2, 2022, filed by the Company, Commission File No. 001-40993)

10.2

Claros Mortgage Trust, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.3

Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.4

Form of Time-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.5

Form of Time-Based Restricted Stock Unit Award Agreement (Non-Deferral Form) (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, dated May 10, 2022, filed by the Company, Commission File No. 001-40993)

10.6

Form of Time-Based Restricted Stock Unit Award Agreement (Deferral Form) (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, dated May 10, 2022, filed by the Company, Commission File No. 001-40993)

10.7

Claros Mortgage Trust, Inc. Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.8

Form of Indemnification Agreement with directors and certain officers (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.9

Registration Rights Agreement between Claros Mortgage Trust, Inc. and Claros REIT Holdings LP, dated July 8, 2016 (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.10

Amended and Restated Registration Rights Agreement between Claros Mortgage Trust, Inc. and CMTG Investor, L.P., dated July 8, 2016 (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.11

Registration Rights Agreement between Claros Mortgage Trust, Inc. and Fuyou Investment Management Limited, dated July 8, 2016 (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.12

Registration Rights Agreement between Claros Mortgage Trust, Inc. and Delta Master Trust, dated January 17, 2017 (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.13

Registration Rights Agreement between Claros Mortgage Trust, Inc. and Beaverhead Capital, LLC, dated May 15, 2018 (incorporated by reference to Exhibit 11.12 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.14

Master Repurchase and Securities Contract Agreement, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of January 26, 2017 (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.15

First Amendment to Master Repurchase and Securities Contract Agreement, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of June 26, 2018 (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.16

Second Amendment to Master Repurchase and Securities Contract Agreement, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of March 13, 2019 (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.17

Third Amendment to Master Repurchase and Securities Contract Agreement, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of November 1, 2019 (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.18

Fourth Amendment to Master Repurchase and Securities Contract Agreement, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of February 3, 2020 (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.19

Fifth Amendment to Master Repurchase and Securities Contract Agreement, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of February 21, 2020 (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.20

Sixth Amendment to Master Repurchase and Securities Contract Agreement, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of March 17, 2020 (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.21

Seventh Amendment to Master Repurchase and Securities Contract Agreement, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of April 10, 2020 (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.22

Eighth Amendment to Master Repurchase and Securities Contract Agreement, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of January 29, 2021 (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.23

Ninth Amendment to Master Repurchase and Securities Contract Agreement, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of September 9, 2021 (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.24

Guaranty made by Claros Mortgage Trust, Inc. in favor of Morgan Stanley Bank, N. A., dated as of January 26, 2017 (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.25

Master Repurchase Agreement by and between Barclays Bank PLC and CMTG BB Finance LLC, dated as of December 21, 2018 (incorporated by reference to Exhibit 10.35 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.26

First Amendment to Master Repurchase Agreement by and between Barclays Bank PLC and CMTG BB Finance LLC, dated as of October 31, 2019 (incorporated by reference to Exhibit 10.36 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.27

Omnibus Amendment by and between CMTG BB Finance LLC and Barclays Bank PLC, dated as of February 27, 2020 (incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.28

Second Amendment to Master Repurchase Agreement by and between Barclays Bank PLC and CMTG BB Finance LLC, dated as of August 19, 2021 (incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.29

Guaranty made by Claros Mortgage Trust, Inc. in favor of Barclays Bank PLC, dated as of December 21, 2018 (incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.30

Master Repurchase Agreement and Securities Contract by and between CMTG SG Finance LLC and Société Générale, New York Branch, dated as of April 30, 2018 (incorporated by reference to Exhibit 10.40 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.31

Guaranty made by Claros Mortgage Trust, Inc. in favor of Société Générale, New York Branch, dated as of April 30, 2018 (incorporated by reference to Exhibit 10.41 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.32

Amended and Restated Uncommitted Master Repurchase Agreement between CMTG JP Finance LLC and JPMorgan Chase Bank, National Association, dated as of May 27, 2021 (incorporated by reference to Exhibit 10.42 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.33

Second Amendment to Amended and Restated Master Repurchase Agreement by and between CMTG JP Finance LLC, and JPMorgan Chase Bank, National Association, dated as of January 14, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated January 21, 2022, filed by the Company, Commission File No. 001-40993

10.34

Guarantee Agreement made by Claros Mortgage Trust, Inc. in favor of JPMorgan Chase Bank, National Association, dated as of June 29, 2018 (incorporated by reference to Exhibit 10.43 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.35

Master Repurchase Agreement between CMTG DB Finance LLC and Deutsche Bank AG, Cayman Islands Branch, dated as of June 26, 2019 (incorporated by reference to Exhibit 10.44 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.36

Extension Letter to Master Repurchase Agreement between CMTG DB Finance LLC and Deutsche Bank AG, Cayman Islands Branch, dated as of May 7, 2020 (incorporated by reference to Exhibit 10.45 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.37

First Amendment to Master Repurchase Agreement between CMTG DB Finance LLC and Deutsche Bank AG, Cayman Islands Branch, dated as of September 3, 2021 (incorporated by reference to Exhibit 10.46 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.38

Omnibus Assignment, Assumption and Recognition Agreement, among Deutsche Bank AG, Cayman Islands Branch, Deutsche Bank AG, New York Branch, CMTG DB Finance LLC, CMTG DB Finance – Series I, CMTG DB Finance – Series II, Claros Mortgage Trust, Inc. and CMTG DB Finance Holdco LLC, dated as of September 3, 2021 (incorporated by reference to Exhibit 10.47 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.39

Guaranty made by Claros Mortgage Trust, Inc. in favor of Deutsche Bank AG, Cayman Islands Branch, dated as of June 26, 2019 (incorporated by reference to Exhibit 10.48 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.40

Term Loan Credit Agreement between Claros Mortgage Trust, Inc. and JPMorgan Chase Bank, N.A., dated as of August 9, 2019 (incorporated by reference to Exhibit 10.49 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.41

Loan Guaranty by and among the subsidiary guarantors named therein and JPMorgan Chase Bank, N.A., dated as of August 9, 2019 (incorporated by reference to Exhibit 10.50 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.42

Amendment No. 1 to Term Loan Credit Agreement by and among Claros Mortgage Trust, Inc., the subsidiary guarantors named therein, the lenders party thereto and JPMorgan Chase Bank, N.A., dated as of December 1, 2020 (incorporated by reference to Exhibit 10.51 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.43

Amendment No. 3 to Term Loan Credit Agreement by and among the Company, the subsidiary guarantors named therein, the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent, dated as of December 2, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated December 3, 2021, filed by the Company, Commission File No. 001-40993

10.44

Pledge and Security Agreement by and among Claros Mortgage Trust, Inc., the subsidiary guarantors named therein and JPMorgan Chase Bank, N.A., dated as of August 9, 2019 (incorporated by reference to Exhibit 10.52 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.45

Master Repurchase Agreement between CMTG WF Finance LLC and Wells Fargo Bank, National Association, dated as of September 29, 2021 (incorporated by reference to Exhibit 10.53 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.46

Amendment No. 2 to Master Repurchase and Securities Contract by and between CMTG WF Finance LLC and Wells Fargo Bank, National Association, dated as of March 7, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 9, 2022, filed by the Company, Commission File No. 001-40993)

10.47

Guarantee Agreement made by Claros Mortgage Trust, Inc. in favor of Wells Fargo Bank, National Association, dated as of September 29, 2021 (incorporated by reference to Exhibit 10.54 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.48

Master Participation and Administration Agreement, dated as of November 4, 2022, by and among JPMorgan Chase Bank, National Association, CMTG JPM Term Holdco LLC, CMTG JPM Term Funding LLC and Situs Asset Management LLC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, dated November 9, 2022, filed by the Company, Commission File No. 001-40993)

10.49

Amended and Restated Repurchase and Securities Contract Agreement, dated as of March 7, 2022, by and between CMTG GS Finance LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, dated August 2, 2022, filed by the Company, Commission File No. 001-40993)

10.50*	Amended and Restated Guarantee Agreement, dated as of March 7, 2022, by and between Claros Mortgage Trust, Inc. and Goldman Sachs Bank USA

21.1

Subsidiaries of Claros Mortgage Trust, Inc. (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Claros Mortgage Trust, Inc.

Date: February 16, 2023	By:	/s/ Richard J. Mack
Richard J. Mack
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard J. Mack	Chief Executive Officer and Chairman	February 16, 2023
Richard J. Mack	(Principal Executive Officer)

/s/ Jai Agarwal	Chief Financial Officer (Principal Financial and Accounting Officer)	February 16, 2023
Jai Agarwal

/s/ J. Michael McGillis	President and Director	February 16, 2023
J. Michael McGillis
/s/ Steven L. Richman	Director	February 16, 2023
Steven L. Richman

/s/ Andrew Silberstein	Director	February 16, 2023
Andrew Silberstein

/s/ Derrick D. Cephas	Director	February 16, 2023
Derrick D. Cephas

/s/ Mary Haggerty	Director	February 16, 2023
Mary Haggerty

/s/ Pamela Liebman	Director	February 16, 2023
Pamela Liebman

/s/ Vincent Tese	Director	February 16, 2023
Vincent Tese

/s/ W. Edward Walter III	Director	February 16, 2023
W. Edward Walter III