Form 10-Q
period 2023-03-31
Claros Mortgage Trust, Inc.
filed 2023-05-02
CIK 1666291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 2, 2023, the registrant had 138,376,144 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Claros Mortgage Trust, Inc.

Consolidated Balance Sheets

(unaudited, in thousands, except share data)

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$426,503	$306,456
Restricted cash	39,598	41,703
Loan principal payments held by servicer	912	-
Loans receivable held-for-investment	7,610,620	7,489,074
Less: current expected credit loss reserve	(127,626)	(128,647)
Loans receivable held-for-investment, net	7,482,994	7,360,427
Equity method investment	43,443	41,880
Real estate owned, net	399,807	401,189
Other assets	91,163	89,858
Total assets	$8,484,420	$8,241,513

Liabilities and Equity
Repurchase agreements	$4,112,004	$3,966,859
Term participation facility	340,154	257,531
Loan participations sold, net	263,940	263,798
Notes payable, net	176,710	149,521
Secured term loan, net	736,190	736,853
Debt related to real estate owned, net	289,520	289,389
Other liabilities	58,130	59,223
Dividends payable	52,404	52,001
Management fee payable - affiliate	9,656	9,867
Incentive fee payable - affiliate	1,558	-
Total liabilities	6,040,266	5,785,042

Commitments and contingencies - Note 14

Equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 140,055,714 shares issued and 138,376,144 shares outstanding at March 31, 2023 and December 31, 2022, respectively	1,400	1,400
Additional paid-in capital	2,715,725	2,712,316
Accumulated deficit	(272,971)	(257,245)
Total equity	2,444,154	2,456,471
Total liabilities and equity	$8,484,420	$8,241,513

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Operations

(unaudited, in thousands, except share and per share data)

	Three Months Ended
	March 31, 2023	March 31, 2022
Revenue
Interest and related income	$164,166	$90,694
Less: interest and related expense	106,027	39,580
Net interest income	58,139	51,114
Revenue from real estate owned	10,963	6,813
Total revenue	69,102	57,927

Expenses
Management fees - affiliate	9,656	9,807
Incentive fees - affiliate	1,558	-
General and administrative expenses	4,923	4,343
Stock-based compensation expense	3,366	-
Real estate owned:
Operating expenses	10,000	7,780
Interest expense	5,444	2,584
Depreciation	2,058	1,940
Total expenses	37,005	26,454

Proceeds from interest rate cap	1,183	-
Unrealized loss on interest rate cap	(1,404)	-
Income from equity method investment	1,563	-
Reversal of (provision for) current expected credit loss reserve	3,239	(2,102)

Net income	36,678	29,371
Net loss attributable to non-controlling interests	-	(41)
Net income attributable to common stock	$36,678	$29,412

Net income per share of common stock:
Basic and diluted	$0.26	$0.21
Weighted-average shares of common stock outstanding:
Basic and diluted	138,385,810	139,712,501

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Changes in Equity

(unaudited, in thousands, except share data)

	Common Stock			Additional
	Shares	Par Value	Repurchased Shares	Paid-In Capital	Accumulated Deficit	Total Equity
Balance at December 31, 2022	140,055,714	$1,400	(1,679,570)	$2,712,316	$(257,245)	$2,456,471
Stock-based compensation expense	-	-	-	3,409	-	3,409
Dividends declared	-	-	-	-	(52,404)	(52,404)
Net income	-	-	-	-	36,678	36,678
Balance at March 31, 2023	140,055,714	$1,400	(1,679,570)	$2,715,725	$(272,971)	$2,444,154

	Common Stock			Additional		Non-
	Shares	Par Value	Repurchased Shares	Paid-In Capital	Accumulated Deficit	controlling Interests	Total Equity
Balance at December 31, 2021	140,055,714	$1,400	(215,626)	$2,726,190	$(160,959)	$37,636	$2,604,267
Repurchased Shares	-	-	(186,289)	(3,179)	-	-	(3,179)
Contributions from non-controlling interests	-	-	-	-	-	539	539
Offering costs	-	-	-	(30)	-	-	(30)
Dividends declared	-	-	-	-	(51,672)	-	(51,672)
Net income (loss)	-	-	-	-	29,412	(41)	29,371
Balance at March 31, 2022	140,055,714	$1,400	(401,915)	$2,722,981	$(183,219)	$38,134	$2,579,296

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities
Net income	$36,678	$29,371
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of origination fees on loans receivable	(5,247)	(4,304)
Accretion of origination fees on interests in loans receivable	-	(204)
Amortization of deferred financing costs	5,967	4,632
Non-cash stock-based compensation expense	3,409	-
Depreciation on real estate owned	2,058	1,940
Unrealized loss on interest rate cap	1,404	-
Income from equity method investment	(1,563)	-
Non-cash advances on loans receivable in lieu of interest	(22,376)	(13,507)
Non-cash advances on interests in loans receivable in lieu of interest	-	(2,427)
Non-cash advances on secured financings in lieu of interest	478	-
Repayment of non-cash advances on loans receivable in lieu of interest	2,114	10,745
Repayment of non-cash advances on interests in loans receivable in lieu of interest	-	1,834
(Reversal of) provision for current expected credit loss reserve	(3,239)	2,102
Changes in operating assets and liabilities:
Other assets	(2,648)	(8,170)
Other liabilities	1,125	784
Management fee payable - affiliate	(211)	(176)
Incentive fee payable - affiliate	1,558	-
Net cash provided by operating activities	19,507	22,620

Cash flows from investing activities
Loan originations, acquisitions and advances, net of fees	(305,658)	(782,806)
Advances of interests in loans receivable	-	(14,653)
Repayments of loans receivable	207,761	302,437
Repayments of interests in loans receivable	-	23,971
Extension and exit fees received from loans receivable	948	1,095
Extension and exit fees received from interests in loans receivable	-	65
Reserves and deposits held for loans receivable	-	13,303
Capital expenditures on real estate owned	(676)	-
Net cash used in investing activities	(97,625)	(456,588)

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash flows from financing activities
Repurchase of common stock	-	(3,179)
Contributions from non-controlling interests	-	539
Offering costs	-	(300)
Dividends paid	(52,001)	(51,741)
Proceeds from secured financings	603,173	999,441
Payment of deferred financing costs	(4,215)	(4,928)
Repayments of secured financings	(348,990)	(370,953)
Repayments of secured term loan	(1,907)	(1,907)
Net cash provided by financing activities	196,060	566,972
Net increase in cash, cash equivalents and restricted cash	117,942	133,004
Cash, cash equivalents and restricted cash, beginning of period	348,159	334,136
Cash, cash equivalents and restricted cash, end of period	$466,101	$467,140

Cash and cash equivalents, end of period	$426,503	$444,001
Restricted cash, end of period	39,598	23,139
Cash, cash equivalents and restricted cash, end of period	$466,101	$467,140

Supplemental disclosure of cash flow information:
Cash paid for interest	$102,755	$36,167
Supplemental disclosure of non-cash investing and financing activities:
Dividends accrued	$52,404	$51,672
Loan principal payments held by servicer	$912	$9,999
Accrued deferred financing costs	$3,750	$6,250

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

These unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of our financial position, results of operations and cash flows have been included. Our results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year or any other future period.

We consolidate all entities that are controlled either through majority ownership or voting rights. We also identify entities for which control is achieved through means other than through voting rights (a variable interest entity or "VIE") using the analysis as set forth in Accounting Standards Codification ("ASC") 810, Consolidation of Variable Interest Entities, and determine when and which variable interest holder, if any, should consolidate the VIE. We have no consolidated variable interest entities as of March 31, 2023 and December 31, 2022. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Risks and Uncertainties

In the normal course of business, we primarily encounter two significant types of economic risk: credit and market. Credit risk is the risk of default on our loans receivable that results from a borrower's or counterparty's inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of the loans receivable due to changes in interest rates, spreads or other market factors, including risks that impact the value of the collateral underlying our loans. We believe that the carrying values of our loans receivable are reasonable taking into consideration these risks along with estimated financings, collateral values and other information.

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

General CECL Reserve

Our loans are typically collateralized by real estate, or in the case of mezzanine loans, by an equity interest in an entity that owns real estate. We consider key credit quality indicators in underwriting loans and estimating credit losses, including, but not limited to: the capitalization of borrowers and sponsors; the expertise of the borrowers and sponsors in a particular real estate sector and geographic market; collateral type; geographic region; use and occupancy of the property; property market value; loan-to-value (“LTV”) ratio; loan amount and lien position; our risk rating for the same and similar loans; and prior experience with the borrower and sponsor. This information is used to assess the financial and operating capability, experience and profitability of the borrower/sponsor. Ultimate repayment of our loans is sensitive to interest rate changes, general economic conditions, liquidity, LTV ratio, existence of a liquid investment sales market for commercial properties, and availability of replacement financing.

We regularly evaluate on a loan-by-loan basis, the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, the financial and operating capability of the borrower/sponsor, the financial strength of loan guarantors, if any, and the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates, at least quarterly. Such analyses are completed and reviewed by asset management personnel and evaluated by senior management, utilizing various data sources, including, to the extent available (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections, (iii) sales and financing comparables, (iv) current credit spreads for refinancing and (v) other market data.

We arrive at our general CECL reserve using the Weighted Average Remaining Maturity, or WARM method, which is an acceptable loss-rate method for estimating CECL reserves by the Financial Accounting Standards Board ("FASB"). The application of the WARM method to estimate a general CECL reserve requires judgment, including the appropriate historical loan loss reference data, the expected timing and amount of future loan fundings and repayments, the current credit quality of our portfolio, and our expectations of performance and market conditions over the relevant time period.

The WARM method requires us to reference historical loan loss data from a comparable data set and apply such loss rate to each of our loans over their expected remaining term, taking into consideration expected economic conditions over the forecasted timeframe. Our general CECL reserve reflects our forecast of the current and future macroeconomic conditions that may impact the performance of the commercial real estate assets securing our loans and the borrower's ultimate ability to repay. These estimates include unemployment rates, price indices for commercial properties, and market liquidity, all of which may influence the likelihood and magnitude of potential credit losses for our loans during their anticipated term. Additionally, further adjustments may be made based upon loan positions senior to ours, the risk rating of a loan, whether a loan is a construction loan, or the economic conditions specific to the property type of a loan's underlying collateral.

To estimate an annual historical loss rate, we obtained historical loss rate data for loans most comparable to our loan portfolio from a commercial mortgage-backed securities database licensed by a third party, Trepp, LLC, which contains historical loss rates from January 1, 1999 through March 31, 2023.

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
4.
High Risk/Potential for Loss: A loan that has a risk of realizing a principal loss
5.
Impaired/Loss Likely: A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss

Specific CECL Reserve

In certain circumstances we may determine that a loan is no longer suited for the WARM method due to its unique risk characteristics, where we have deemed the borrower/sponsor to be experiencing financial difficulty and the repayment of the loan’s principal is collateral-dependent. We may instead elect to employ different methods to estimate loan losses that also conform to ASU 2016-13 and related guidance. For such loan we would separately measure the specific reserve for each loan by using the fair value of the loan's collateral. If the fair value of the collateral is less than the carrying value of the loan, an asset-specific reserve is created as a component of our overall current expected credit loss reserve. Specific reserves are equal to the excess of a loan’s carrying value to the fair value of the collateral, less estimated costs to sell, if recovery of our investment is expected from the sale of the collateral.

If we have determined that a loan or a portion of a loan is uncollectible, we will write off such portion of the loan through an adjustment to our current expected credit loss reserve. Significant judgment is required in determining impairment and in estimating the resulting credit loss reserve, and actual losses, if any, could materially differ from those estimates.

For additional information on our General and Specific CECL Reserve please refer to Note 3—"Loans Portfolio—Current Expected Credit Losses”.

Real Estate Owned (and Related Debt)

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

Real estate assets are evaluated for indicators of impairment on a quarterly basis. Factors that we may consider in our impairment analysis include, among others: (1) significant underperformance relative to historical or anticipated operating results; (2) significant negative industry or economic trends; (3) costs necessary to extend the life or improve the real estate asset; (4) significant increase in competition; and (5) ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows expected to be generated by the real estate asset over the estimated remaining holding period is less than the carrying amount of such real estate asset. Cash flows include operating cash flows and anticipated capital proceeds generated by the real estate asset. If the sum of such estimated cash flows is less than the carrying amount of the real estate asset, an impairment charge is recorded equal to the excess of the carrying value of the real estate asset over the fair value. When determining the fair value of a real estate asset, we make certain assumptions including, but not limited to, consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon our estimate of a capitalization rate and discount rate. There were no impairments of our real estate assets as of March 31, 2023.

Debt assumed in an acquisition/foreclosure of real estate is recorded at its estimated fair value at the time of the acquisition and is subsequently presented net of unamortized deferred financing costs. Debt related to real estate owned is non-recourse to us.

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

At each reporting period we assess whether there are any indicators of other than temporary impairment of our equity investments. There were no other than temporary impairments of our equity method investment as of March 31, 2023.

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

We recognize derivatives on our consolidated balance sheets at fair value within other assets. To determine the fair value of derivative instruments, we use a variety of methods and assumptions that are based on market conditions as of the balance sheet date, such as discounted cash flows and option-pricing models.

We have not designated any derivatives as hedges to qualify for hedge accounting for financial reporting purposes and fluctuations in the fair value of derivatives have been recognized as unrealized gain or loss on interest rate cap in our accompanying consolidated statements of operations. Payments received from our counterparties in connection with our derivative are recognized on our consolidated statements of operations as proceeds from interest rate cap.

Revenue Recognition

Interest income from loans receivable is recorded on the accrual basis based on the unpaid principal balance and the contractual terms of the loans. Recognition of fees, premiums, discounts and direct costs associated with these loans is deferred until the loan is advanced and is then amortized or accreted into interest income over the term of the loan as an adjustment to yield using the effective interest method based on expected cash flows through the expected recovery period. Income accrual may be suspended for loans when we determine that the payment of income and/or principal is no longer probable. Once income accrual is suspended, any previously recognized interest income deemed uncollectible is reversed against interest income. Factors considered when making this determination include our assessment of the underlying collateral value, delinquency in excess of 90 days, and overall market conditions. While on non-accrual status, based on our estimation as to collectability of principal, loans are either accounted for on a cash basis, where interest income is recognized only upon actual receipt of cash, or on a cost-recovery basis, where all cash receipts reduce a loan's carrying value. If and when a loan is brought back into compliance with its contractual terms, and our Manager has determined that the borrower has demonstrated an ability and willingness to continue to make contractually required payments related to the loan, we resume accrual of interest.

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

Recent Accounting Guidance

The FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures, (“ASU 2022-02”). The standard eliminates the recognition and measurement guidance for troubled debt restructurings (“TDRs”) for creditors that have adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, ("CECL"). In addition to eliminating the TDR accounting guidance, ASU 2022-02 changes existing disclosure requirements and introduces new disclosures related to certain modifications of instruments with borrowers experiencing financial difficulty. The standard is effective for periods beginning after December 15, 2022, with early adoption permitted. During the second quarter of 2022, we adopted this standard effective January 1, 2022 and the adoption did not have a material impact on our consolidated financial statements.

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

Note 3. Loans Portfolio

Loans Receivable

Our loans receivable portfolio as of March 31, 2023 was comprised of the following loans ($ in thousands, except for number of loans):

	Number of Loans	Loan Commitment(1)	Unpaid Principal Balance	Carrying Value (2)	Weighted Average Spread(3)	Weighted Average Interest Rate(4)
Loans receivable held-for-investment:
Variable:
Senior loans(5)	71	$9,134,655	$7,476,142	$7,371,134	+ 3.91%	8.37%
Subordinate loans	1	30,200	29,407	29,496	+ 12.75%	17.61%
	72	9,164,855	7,505,549	7,400,630	+ 3.95%	8.41%
Fixed:
Senior loans(5)	2	$23,813	$23,813	$24,000	N/A	8.53%
Subordinate loans	2	125,927	125,927	125,690	N/A	8.49%
	4	149,740	149,740	149,690		8.50%
Total/Weighted Average	76	$9,314,595	$7,655,289	$7,550,320	N/A	8.41%
General CECL reserve				(67,326)
Loans receivable held-for-investment, net				$7,482,994

(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Net of specific CECL reserve of $60.3 million.
(3)
The weighted average spread is expressed as a spread over the relevant floating benchmark rates. One-month LIBOR as of March 31, 2023 was 4.86%. One-month term Secured Overnight Financing Rate ("SOFR") as of March 31, 2023 was 4.80%. Weighted average is based on outstanding principal as of March 31, 2023. For loans placed on non-accrual, the spread used in calculating the weighted average spread is 0%.
(4)
Reflects the weighted average interest rate based on the applicable floating benchmark rate (if applicable), including LIBOR/SOFR floors (if applicable). Weighted average is based on outstanding principal as of March 31, 2023 and includes loans on non-accrual status. For loans placed on non-accrual, the spread used in calculating the weighted average spread is 0%.
(5)
Senior loans include senior mortgages and similar loans, including related contiguous subordinate loans (if any), and pari passu participations in senior mortgage loans. During the three months ended March 31, 2023, we acquired the senior mortgage for a subordinate loan with an unpaid principal balance of $32.9 million at December 31, 2022 and now classify the loan as senior.

Our loans receivable portfolio as of December 31, 2022 was comprised of the following loans ($ in thousands, except for number of loans):

	Number of Loans	Loan Commitment(1)	Unpaid Principal Balance	Carrying Value (2)	Weighted Average Spread(3)	Weighted Average Interest Rate(4)
Loans receivable held-for-investment:
Variable:
Senior loans(5)	71	$9,221,549	$7,327,462	$7,217,564	+ 3.92%	8.05%
Subordinate loans	2	63,102	61,763	61,947	+ 11.55%	15.95%
	73	9,284,651	7,389,225	7,279,511	+ 3.98%	8.11%
Fixed:
Senior loans(5)	2	$23,373	$23,373	$23,595	N/A	8.50%
Subordinate loans	2	125,927	125,927	125,668	N/A	8.49%
	4	149,300	149,300	149,263		8.49%
Total/Weighted Average	77	$9,433,951	$7,538,525	$7,428,774		8.12%
General CECL reserve				(68,347)
Loans receivable held-for-investment, net				$7,360,427

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

Activity relating to the loans receivable portfolio for the three months ended March 31, 2023 ($ in thousands):

	Unpaid Principal Balance	Deferred Fees	Specific CECL Reserve	Carrying Value (1)
Balance at December 31, 2022	$7,538,525	$(49,451)	$(60,300)	$7,428,774
Initial funding of new loan originations and acquisitions	101,059	-	-	101,059
Advances on existing loans	204,599	-	-	204,599
Non-cash advances in lieu of interest	21,893	483	-	22,376
Origination fees, extension fees and exit fees	-	(948)	-	(948)
Repayments of loans receivable	(208,673)	-	-	(208,673)
Repayments of non-cash advances in lieu of interest	(2,114)	-	-	(2,114)
Accretion of fees	-	5,247	-	5,247
Balance at March 31, 2023	$7,655,289	$(44,669)	$(60,300)	$7,550,320
General CECL reserve				$(67,326)
Carrying Value				$7,482,994

(1)
Balance at December 31, 2022 does not include general CECL reserve.

Through CMTG/TT Mortgage REIT LLC ("CMTG/TT"), a previously consolidated joint venture, we held a 51% interest in $78.5 million of subordinate loans secured by land in New York, which had been on non-accrual status since October 2021. During the third quarter of 2022, we directly acquired the senior position of the loan of $73.5 million and converted the whole loan from a land loan into a construction loan to finance the development of a hotel. The borrower simultaneously committed additional equity to the project. Immediately following the conversion of the loan, we own $115.3 million of total loan commitments, of which $78.5 million has been funded and is included in loans receivable held-for-investment on our consolidated balance sheet as of March 31, 2023, as well as 51% of the remaining $78.5 million of subordinate loans held through CMTG/TT which is accounted for under the equity method of accounting on our consolidated financial statements. See Note 4 - Equity Method Investment for further detail. The new loans accrue interest at the new contractual rates.

In the second quarter of 2022, we modified a loan with a borrower who was experiencing financial difficulties, resulting in a decrease in the index rate floor from 1.57% to 1.00% and modified extension requirements. In the first quarter of 2023, we further modified this loan to provide for a maturity extension to April 19, 2023, which was subsequently extended to May 19, 2023. As of March 31, 2023, the loan had an amortized cost basis of $87.8 million and represents approximately 1.2% of total loans receivable held-for-investment, net. The loan is considered in determining the general CECL reserve. As of March 31, 2023, the borrower is current on all contractually obligated payments.

Concentration of Risk

The following table presents our loans receivable portfolio by loan type, as well as property type and geographic location of the properties collateralizing these loans as of March 31, 2023 and December 31, 2022 ($ in thousands):

	March 31, 2023		December 31, 2022
Loan Type	Carrying Value (1)	Percentage	Carrying Value (2)	Percentage
Senior loans(3)	$7,395,134	98%	$7,241,159	97%
Subordinate loans	155,186	2%	187,615	3%
	$7,550,320	100%	$7,428,774	100%
General CECL reserve	$(67,326)		$(68,347)
	$7,482,994		$7,360,427

Property Type	Carrying Value (1)	Percentage	Carrying Value (2)	Percentage
Multifamily	$3,012,443	40%	$3,044,892	41%
Hospitality	1,565,401	21%	1,551,946	20%
Office	1,104,197	15%	1,086,018	15%
Mixed-Use (4)	612,346	8%	615,599	8%
Land	482,214	6%	426,645	6%
For Sale Condo	424,232	6%	434,210	6%
Other	349,487	4%	269,464	4%
	$7,550,320	100%	$7,428,774	100%
General CECL reserve	$(67,326)		$(68,347)
	$7,482,994		$7,360,427

Geographic Location	Carrying Value (1)	Percentage	Carrying Value (2)	Percentage
United States
West	$2,518,728	33%	$2,450,710	33%
Northeast	2,075,950	27%	1,999,648	27%
Southeast	1,046,378	14%	1,008,590	14%
Mid Atlantic	738,741	11%	809,908	11%
Southwest	698,955	9%	694,887	9%
Midwest	468,068	6%	461,531	6%
Other	3,500	0%	3,500	0%
	$7,550,320	100%	$7,428,774	100%
General CECL reserve	$(67,326)		$(68,347)
	$7,482,994		$7,360,427

(1)
Net of specific CECL reserve of $60.3 million at March 31, 2023.
(2)
Net of specific CECL reserve of $60.3 million at December 31, 2022.
(3)
Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans and pari passu participations in senior mortgage loans.
(4)
At March 31, 2023, mixed-use comprises of 4% office, 2% retail, 1% multifamily, and immaterial for sale condo, hospitality, and signage components. At December 31, 2022, mixed-use comprises of 4% office, 2% retail, 1% for sale condo, 1% multifamily, and immaterial hospitality and signage components.

Interest Income and Accretion

The following table summarizes our interest and accretion income from loans receivable held-for-investment, from interests in loans receivable held-for-investment, and from interest on cash balances, for the three months ended March 31, 2023 and 2022, respectively ($ in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Coupon interest	$156,616	$86,186
Interest on cash, cash equivalents, and other income	2,303	-
Accretion of fees	5,247	4,508
Total interest and related income(1)	$164,166	$90,694

(1)
We recognized $0.3 million in pre-payment penalties and accelerated fees during the three months ended March 31, 2023. No pre-payment penalties or accelerated fees were recognized during the three months ended March 31, 2022.

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

The following tables allocate the principal balance and carrying value of the loans receivable based on our internal risk ratings as of March 31, 2023 and December 31, 2022 ($ in thousands):

March 31, 2023
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value (1)	% of Total of Carrying Value
1	-	$-	$-	0%
2	3	191,436	189,533	3%
3	61	6,191,226	6,152,052	81%
4	9	921,601	918,430	12%
5	3	351,026	290,305	4%
	76	$7,655,289	$7,550,320	100%
General CECL reserve			(67,326)
			$7,482,994

(1)
Net of specific CECL reserve of $60.3 million.

December 31, 2022
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value (1)	% of Total of Carrying Value
1	-	$-	$-	0%
2	1	927	913	0%
3	63	6,181,207	6,136,300	83%
4	10	1,005,345	1,001,235	13%
5	3	351,046	290,326	4%
	77	$7,538,525	$7,428,774	100%
General CECL reserve			(68,347)
			$7,360,427

(1)
Net of specific CECL reserve of $60.3 million.

As of March 31, 2023 and December 31, 2022, the average risk rating of our portfolio was 3.2 and 3.2, respectively, weighted by unpaid principal balance.

The following table presents the carrying value and significant characteristics of our loans receivable on non-accrual status as of March 31, 2023 ($ in thousands):

Property Type	Location	Risk Rating	Unpaid Principal Balance	Carrying Value Before Specific CECL Reserve	Specific CECL Reserve	Net Carrying Value	Interest Recognition Method / as of Date
Mixed-Use	NY	5	$208,797	$208,797	$(42,007)	$166,790	Cash Basis / 11/1/2022(1)
Hospitality	VA	4	148,592	148,592	-	148,592	Cost Recovery / 1/1/2023
Multifamily	CA	5	138,729	138,308	(18,293)	120,015	Cost Recovery / 12/1/2022(2)
Land	NY	4	67,000	67,000	-	67,000	Cash Basis / 11/1/2021
Other	Other	5	3,500	3,500	-	3,500	Cost Recovery / 7/1/2020
Total non-accrual (3)			$566,618	$566,197	$(60,300)	$505,897
(1)
Interest income of $1.7 million was recognized on this loan while on non-accrual status during three months ended March 31, 2023.
(2)
During the three months ended March 31, 2023, we received $20,000 from this loan which was treated as a reduction of carrying value.
(3)
Loans classified as non-accrual represented 6.7% of the total loan portfolio at March 31, 2023, based on carrying value. Excludes three loans with an aggregate carrying value of $408.6 million that remain on accrual status but are in maturity default.

The following table presents the carrying value and significant characteristics of our loans receivable on non-accrual status as of December 31, 2022 ($ in thousands):

Property Type	Location	Risk Rating	Unpaid Principal Balance	Carrying Value Before Specific CECL Reserve	Specific CECL Reserve	Net Carrying Value	Interest Recognition Method / as of Date
Multifamily	CA	5	$138,749	$138,329	$(18,293)	$120,036	Cost Recovery / 12/1/2022
Mixed-Use	NY	5	208,797	208,797	(42,007)	166,790	Cash Basis / 11/1/2022(1)
Land	NY	4	67,000	67,000	-	67,000	Cash basis / 11/1/2021
Other	Other	5	3,500	3,500	-	3,500	Cost recovery / 7/1/2002
Total non-accrual (2)			$418,046	$417,626	$(60,300)	$357,326

(1)
Interest income of $1.1 million was recognized on this loan while on non-accrual status during the year ended December 31, 2022.
(2)
Loans classified as non-accrual represented 4.8% of the total loan portfolio at December 31, 2022, based on carrying value. Excludes three loans with an aggregate carrying value of $360.0 million that remain on accrual status but are in maturity default.

Current Expected Credit Losses

The current expected credit loss reserve required under GAAP reflects our current estimate of potential credit losses related to our loan commitments. See Note 2 for further discussion of our current expected credit loss reserve.

During the three months ended March 31, 2023, we recorded a reversal of current expected credit losses of $3.2 million, resulting in a total current expected credit loss reserve of $143.1 million as of March 31, 2023. The decrease was primarily attributable to seasoning of our loan portfolio and a reduction in our loan portfolio's total commitments.

During the three months ended December 31, 2022, we recorded a specific CECL reserve of $42.0 million in connection with a senior loan with an unpaid principal balance and carrying value prior to any specific CECL reserve of $208.8 million and an initial maturity date of February 1, 2023. The loan is collateralized by a mixed-use building in New York, NY. As of March 31, 2023 and December 31, 2022, this loan is on non-accrual status.

During the three months ended December 31, 2022, we recorded a specific CECL reserve of $18.3 million in connection with a loan with an unpaid principal balance of $138.8 million, a carrying value prior to any specific CECL reserve of $138.3 million and an initial maturity date of August 8, 2024. The loan, which is comprised of a portfolio of uncrossed loans, is collateralized by a portfolio of multifamily properties located in San Francisco, CA. As of March 31, 2023 and December 31, 2022, the loan is on non-accrual status.

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

During the three months ended March 31, 2022, we recorded a provision for current expected credit losses of $2.1 million, resulting in a total current expected credit loss of $75.6 million as of March 31, 2022. The increase was primarily attributable to the increase in size of our portfolio and unfunded loan commitments. Additionally, we recorded a specific CECL reserve of $0.2 million on a senior loan with an outstanding principal balance of $8.6 million. During the fourth quarter of 2022, this loan was repaid, resulting in a principal charge off of $27,000.

The following table illustrates the quarterly changes in the current expected credit loss reserve for the three months ended March 31, 2023 and 2022, respectively ($ in thousands):

		General CECL Reserve
	Specific CECL Reserve	Loans Receivable Held-for-Investment	Interests in Loans Receivable Held-for-Investment	Accrued Interest Receivable	Unfunded Loan Commitments (1)	Total General CECL Reserve	Total CECL Reserve
Total reserve, December 31, 2021	$6,333	$60,677	$14	$218	$6,286	$67,195	$73,528
Increase (reversal)	(133)	(1,269)	28	(218)	3,694	2,235	2,102
Total reserve, March 31, 2022	$6,200	$59,408	$42	$-	$9,980	$69,430	$75,630

Total reserve, December 31, 2022	$60,300	$68,347	$-	$-	$17,715	$86,062	$146,362
Reversal	-	(1,021)	-	-	(2,218)	(3,239)	(3,239)
Total reserve, March 31, 2023	$60,300	$67,326	$-	$-	$15,497	$82,823	$143,123
Reserve at March 31, 2023	0.8%					1.1%	1.9%

(1)
The CECL reserve for unfunded commitments is included in other liabilities on the consolidated balance sheets.

Our primary credit quality indicator is our internal risk rating, which is further discussed above. The following table presents the carrying value of our loans receivable as of March 31, 2023 by year of origination and risk rating ($ in thousands):

			Carrying Value by Origination Year as of March 31, 2023
Risk Rating	Number of Loans	Carrying Value (1)	2023	2022	2021	2020	2019	2018
1	-	$-	$-	$-	$-	$-	$-	$-
2	3	189,533	-	31,938	-	-	156,676	919
3	61	6,152,052	100,572	2,157,243	1,762,515	191,508	1,318,638	621,576
4	9	918,430	-	78,248	166,147	112,163	233,217	328,655
5	3	290,305	-	-	-	-	123,515	166,790
	76	$7,550,320	$100,572	$2,267,429	$1,928,662	$303,671	$1,832,046	$1,117,940

(1)
Net of specific CECL reserves of $60.3 million.

The following table details overall statistics for our loans receivable ($ in thousands):

	Loans Receivable
	March 31, 2023	December 31, 2022
Weighted average yield to maturity	8.9%	8.6%
Weighted average term to fully extended maturity	3.1 years	3.2 years

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

Effective August 1, 2022, we are not deemed to be the primary beneficiary of CMTG/TT in accordance with ASC 810 and do not consolidate the joint venture. We did not recognize a gain or loss as this transaction occurred simultaneously with the conversion of the aforementioned loan, and thus there was no change in the underlying value of our 51% equity interest in CMTG/TT. See Note 3 for further details. As of March 31, 2023, the carrying value of our 51% equity interest in CMTG/TT approximated $43.4 million.

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

The following table presents additional detail related to our real estate owned, net as of March 31, 2023 and December 31, 2022 ($ in thousands):

	March 31, 2023	December 31, 2022
Land	$123,100	$123,100
Building	284,400	284,400
Capital improvements	3,019	2,343
Furniture, fixtures and equipment	6,500	6,500
Real estate owned	417,019	416,343
Less: accumulated depreciation	(17,212)	(15,154)
Real estate owned, net	$399,807	$401,189

Depreciation expense for the three months ended March 31, 2023 and 2022 was $2.1 million and $1.9 million, respectively.

Note 6. Debt Obligations

As of March 31, 2023 and December 31, 2022, we financed certain of our loans receivables using repurchase agreements, a term participation facility, the sale of loan participations, and notes payable. Further, we have a secured term loan and debt related to real estate owned. The financings bear interest at a rate equal to LIBOR/SOFR plus a credit spread or at a fixed rate.

The following table summarizes our financings as of March 31, 2023 and December 31, 2022 ($ in thousands):

	March 31, 2023			December 31, 2022
	Capacity	Borrowing Outstanding	Weighted Average Spread(1)	Capacity	Borrowing Outstanding	Weighted Average Spread(1)
Repurchase agreements and term participation facility(2)	$5,859,683	$4,201,457	+ 2.52%	$5,700,000	$4,012,818	+ 2.25%
Repurchase agreement - Side Car(2)	361,488	250,701	+ 5.23%	271,171	211,572	+ 4.51%
Loan participations sold	264,252	264,252	+ 3.64%	264,252	264,252	+ 3.68%
Notes payable	450,435	181,522	+ 3.05%	495,934	154,629	+ 3.09%
Secured Term Loan	753,183	753,183	+ 4.50%	755,090	755,090	+ 4.50%
Debt related to real estate owned	290,000	290,000	+ 2.78%	290,000	290,000	+ 2.78%
Total / weighted average	$7,979,041	$5,941,115	+ 2.96%	$7,776,447	$5,688,361	+ 2.75%

(1)
Weighted average spread over the applicable benchmark rate is based on unpaid principal balance. One-month LIBOR and SOFR as of March 31, 2023 were 4.86% and 4.80%, respectively.
(2)
The repurchase agreements and term participation facility are partially recourse to us. As of March 31, 2023 and December 31, 2022, the weighted average recourse on both our repurchase agreements and term participation facility was 31% and 28%, respectively.

Repurchase Agreements and Term Participation Facility

Repurchase Agreements

The following table summarizes our repurchase agreements by lender as of March 31, 2023 ($ in thousands):

Lender	Initial Maturity (1)	Fully Extended Maturity	Maximum Capacity	Borrowing Outstanding and Carrying Value	Undrawn Capacity	Carrying Value of Collateral(2)
JP Morgan Chase Bank, N.A. - Main Pool	6/29/2025	6/29/2027	$1,659,683	$1,457,859	$201,824	$1,969,601
JP Morgan Chase Bank, N.A. - Side Car	5/27/2023	5/27/2024	361,488	250,701	110,787	371,319
Morgan Stanley Bank, N.A.	1/26/2024	1/26/2025	1,000,000	848,243	151,757	1,192,799
Goldman Sachs Bank USA	5/31/2025	5/31/2027	500,000	219,889	280,111	293,389
Barclays Bank PLC	12/20/2024	12/20/2025	500,000	224,528	275,472	370,244
Deutsche Bank AG, New York Branch	6/26/2023	6/26/2026	400,000	365,180	34,820	600,861
Wells Fargo Bank, N.A.	9/29/2023	9/29/2026	800,000	745,604	54,396	957,891
Total			$5,221,171	$4,112,004	$1,109,167	$5,756,104

(1)
Facility maturity dates may be extended based on certain conditions being met.
(2)
Net of specific CECL reserve, if any.

The following table summarizes our repurchase agreements by lender as of December 31, 2022 ($ in thousands):

Lender	Initial Maturity (1)	Fully Extended Maturity	Maximum Capacity	Borrowing Outstanding and Carrying Value	Undrawn Capacity	Carrying Value of Collateral(2)
JP Morgan Chase Bank, N.A. - Main Pool	6/29/2025	6/29/2027	$1,500,000	$1,272,079	$227,921	$1,815,531
JP Morgan Chase Bank, N.A. - Side Car	5/27/2023	5/27/2024	271,171	211,572	59,599	460,481
Morgan Stanley Bank, N.A.(3)	1/26/2024	1/26/2025	1,000,000	859,624	140,376	1,340,573
Goldman Sachs Bank USA (4)	5/31/2024	5/31/2025	500,000	356,014	143,986	551,091
Barclays Bank PLC	12/20/2024	12/20/2025	500,000	176,384	323,616	269,973
Deutsche Bank AG, New York Branch	6/26/2023	6/26/2026	400,000	345,583	54,417	591,592
Wells Fargo Bank, N.A.	9/29/2023	9/29/2026	800,000	745,603	54,397	952,845
Total			$4,971,171	$3,966,859	$1,004,312	$5,982,086

(1)
Facility maturity dates may be extended based on certain conditions being met.
(2)
Net of specific CECL reserves, if any.
(3)
On January 24, 2023, we exercised our option to extend the initial maturity of this facility from January 26, 2023 to January 26, 2024.
(4)
On January 13, 2023, this facility was modified such that the initial maturity was extended from May 31, 2023 to May 31, 2024.

Term Participation Facility

On November 4, 2022, we entered into a master participation and administration agreement to finance certain of our mortgage loans. The lender has the benefit of cross-collateralization across the loans in the facility. The facility has a maximum committed amount of $1.0 billion. As of March 31, 2023, the facility had $535.1 million in commitments of which $340.2 million was outstanding. As of December 31, 2022, the facility had $481.4 million in commitments of which $257.5 million was outstanding. Per the terms of the agreement, we may finance loans on this facility until November 4, 2023, which is the end date of the facility's availability period. The term participation facility will mature five years after the date that the last asset is financed under the facility. As of March 31, 2023, the maturity date of the facility is February 17, 2028.

Our term participation facility as of March 31, 2023 is summarized as follows ($ in thousands):

Contractual Maturity Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral
2/17/2028	$340,154	$340,154	$492,401

Our term participation facility as of December 31, 2022 is summarized as follows ($ in thousands):

Contractual Maturity Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral
12/21/2027	$257,531	$257,531	$375,769

Loan Participations Sold

Our loan participations sold as of March 31, 2023 are summarized as follows ($ in thousands):

Contractual Maturity Date	Maximum Extension Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral(1)
8/1/2023	8/1/2023	$138,322	$138,322	$281,263
10/18/2023	10/18/2024	105,930	105,730	192,429
12/31/2024	12/31/2025	20,000	19,888	156,676
Total		$264,252	$263,940	$630,368

(1)
Includes cash reserve balances.

Our loan participations sold as of December 31, 2022 are summarized as follows ($ in thousands):

Contractual Maturity Date	Maximum Extension Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral (1)
8/1/2023	8/1/2023	$138,322	$138,322	$281,123
10/18/2023	10/18/2024	105,930	105,645	192,355
12/31/2024	12/31/2025	20,000	19,831	157,833
Total		$264,252	$263,798	$631,311

(1)
Includes cash reserve balances.

Notes Payable

Our notes payable as of March 31, 2023 are summarized as follows ($ in thousands):

Contractual Maturity Date	Maximum Extension Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral
12/31/2024	12/31/2025	$103,593	$102,608	$156,676
2/2/2026	2/2/2027	34,081	33,095	41,347
6/30/2025	6/30/2026	18,631	18,213	31,937
9/2/2026	9/2/2027	-	(1,234)	(1,763)
11/22/2024	11/24/2026	23,300	22,815	35,671
10/13/2025	10/13/2026	1,917	1,213	16,246
Total		$181,522	$176,710	$280,114

Our notes payable as of December 31, 2022 are summarized as follows ($ in thousands):

Contractual Maturity Date	Maximum Extension Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral
12/31/2024	12/31/2025	$103,592	$102,467	$157,833
2/2/2026	2/2/2027	28,288	27,292	34,199
6/30/2025	6/30/2026	4,777	4,354	16,290
9/2/2026	9/2/2027	-	(1,234)	(1,763)
11/22/2024	11/24/2026	16,055	15,497	25,403
10/13/2025	10/13/2026	1,917	1,145	5,749
Total		$154,629	$149,521	$237,711

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

The secured term loan as of March 31, 2023 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Interest Rate	Borrowing Outstanding	Carrying Value
8/9/2026	S + 4.50%	9.40%	$753,183	$736,190

(1)
One-month term SOFR at March 31, 2023 was 4.80%.

The secured term loan as of December 31, 2022 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Interest Rate	Borrowing Outstanding	Carrying Value
8/9/2026	S + 4.50%	8.96%	$755,090	$736,853

(1)
One-month term SOFR at December 31, 2022 was 4.36%.

The secured term loan is partially amortizing, with principal payments of $1.9 million due in quarterly installments.

Debt Related to Real Estate Owned, Net

On February 8, 2021 we assumed a $300.0 million securitized senior mortgage in connection with a Uniform Commercial Code foreclosure on a portfolio of seven limited service hotels.

Our debt related to real estate owned as of March 31, 2023 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Net Interest Rate (1)	Borrowing Outstanding	Carrying Value
2/9/2024	L + 2.78%	5.78%	$290,000	$289,520

(1)
One-month LIBOR at March 31, 2023 was 4.86%, which exceeded the 3.00% ceiling provided by our interest rate cap. See Note 7 - Derivatives for further detail of our interest rate cap.

Our debt related to real estate owned as of December 31, 2022 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Net Interest Rate (1)	Borrowing Outstanding	Carrying Value
2/9/2024	L + 2.78%	5.78%	$290,000	$289,389

(1)
One-month LIBOR at December 31, 2022 was 4.39%, which exceeds the 3.00% ceiling provided by our interest rate cap. See Note 7 – Derivatives for further detail of our interest rate cap.

Acquisition Facility

On June 29, 2022, we entered into a $150.0 million, full recourse credit facility. The facility generally provides interim financing for eligible loans for up to 180 days at an initial advance rate of 75%, which begins to decline after the 90th day. The facility matures on June 29, 2025 and earns interest at a rate of one-month term SOFR, plus a 0.10% credit spread adjustment, plus a spread of 2.25%. With the consent of our lenders, and subject to certain conditions, the commitment of the facility may be increased up to $500.0 million. As of March 31, 2023 and December 31, 2022, the outstanding balance of the facility was $0.

Interest Expense and Amortization

The following table summarizes our interest and amortization expense on secured financings, debt related to real estate owned and on the secured term loan for the three months ended March 31, 2023 and 2022, respectively ($ in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Interest expense on secured financings	$82,950	$25,411
Interest expense on secured term loan	17,241	9,559
Interest expense on debt related to real estate owned (1)	5,444	2,584
Amortization of deferred financing costs	5,836	4,610
Total interest and related expense	$111,471	$42,164

(1)
Interest on debt related to real estate owned includes $131,000 and $22,000 of amortization of financing costs for the three months ended March 31, 2023 and 2022, respectively.

Financial Covenants

Our financing agreements generally contain certain financial covenants that subject us to: (i) our ratio of earnings before interest, taxes, depreciation, and amortization, to interest charges, as defined in the agreements, shall be not less than 1.5 to 1.0; (ii) our tangible net worth, as defined in the agreements, shall not be less than $2.1 billion as of each measurement date plus 75% of proceeds from future equity issuances; (iii) cash liquidity shall not be less than the greater of (x) $50 million or (y) 5% of our recourse indebtedness; and (iv) our indebtedness shall not exceed 77.8% of our total assets. As of March 31, 2023 and December 31, 2022, we are in compliance with all covenants under our financing agreements. The foregoing requirements are based upon the most restrictive financial covenants in place as of the reporting date.

Note 7. Derivatives

As part of the agreement to amend the terms of our debt related to real estate owned on June 2, 2021, we acquired an interest rate cap with a notional amount of $290.0 million and a maturity date of February 15, 2024 for $275,000.

The interest rate cap effectively limits the maximum interest rate of our debt related to real estate owned to 5.78%. Changes in the fair value of our interest rate cap are recorded as an unrealized gain or loss on interest rate cap on our consolidated statements of operations and the fair value is recorded in other assets on our consolidated balance sheets. Proceeds received from our counterparty related to the interest rate cap are recorded as proceeds from interest rate cap on our consolidated statements of operations. The fair value of the interest rate cap is $4.6 million and $6.0 million at March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2023 and 2022, we recognized $1.2 million and $0 of proceeds from interest rate cap.

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

Financial Instruments Reported at Fair Value

The fair value of our interest rate cap is determined by using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the interest rate cap. The variable interest rates used in the calculation of projected receipts on the interest rate cap are based on a third-party expert's expectation of future interest rates derived from observable market interest rate curves and volatilities. Our interest rate cap is classified as Level 2 in the fair value hierarchy and is valued at $4.6 million at March 31, 2023 and $6.0 million at December 31, 2022.

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows ($ in thousands):

	March 31, 2023
	Carrying	Unpaid Principal		Fair Value Hierarchy Level
	Value	Balance	Fair Value	Level 1	Level 2	Level 3
Loans receivable held-for-investment, net	$7,482,994	$7,655,289	$7,457,711	$-	$-	$7,457,711
Repurchase agreements	4,112,004	4,112,004	4,112,004	-	-	4,112,004
Term participation facility	340,154	340,154	336,530	-	-	336,530
Loan participations sold, net	263,940	264,252	262,455	-	-	262,455
Notes payable, net	176,710	181,522	179,365	-	-	179,365
Secured term loan, net	736,190	753,183	651,503	-	-	651,503
Debt related to real estate owned, net	289,520	290,000	286,364	-	-	286,364

	December 31, 2022
	Carrying	Unpaid Principal		Fair Value Hierarchy Level
	Value	Balance	Fair Value	Level 1	Level 2	Level 3
Loans receivable held-for-investment, net	$7,360,427	$7,538,525	$7,331,207	$-	$-	$7,331,207
Repurchase agreements	3,966,859	3,966,859	3,966,859	-	-	3,966,859
Term participation facility	257,531	257,531	255,296	-	-	255,296
Loan participations sold, net	263,798	264,252	261,417	-	-	261,417
Notes payable, net	149,521	154,629	153,282	-	-	153,282
Secured term loan, net	736,853	755,090	743,764	-	-	743,764
Debt related to real estate owned, net	289,389	290,000	281,568	-	-	281,568

Note 9. Equity

Common Stock

Our charter provides for the issuance of up to 500,000,000 shares of common stock with a par value of $0.01 per share. We had 140,055,714 shares of common stock issued and 138,376,144 shares of common stock outstanding as of March 31, 2023 and December 31, 2022, respectively.

The following table provides a summary of the number of shares of common stock outstanding during the three months ended March 31, 2023 and 2022, respectively, including redeemable common stock:

	Three Months Ended
Common Stock Outstanding	March 31, 2023	March 31, 2022
Beginning balance	138,376,144	139,840,088
Repurchase of common stock	-	(186,289)
Ending balance	138,376,144	139,653,799

Repurchased Shares

We entered into an agreement (the “10b5-1 Purchase Plan”) with Morgan Stanley & Co. LLC, pursuant to which Morgan Stanley & Co. LLC, as our agent, would buy in the open market up to $25.0 million of our common stock in the aggregate during the period beginning on December 6, 2021 and ending at the earlier of 12 months and the date on which all the capital committed to the 10b5-1

Purchase Plan is expended. The 10b5-1 Purchase Plan required Morgan Stanley & Co. LLC to purchase shares of our common stock on our behalf when the market price per share was below the book value per common stock, subject to certain daily limits prescribed by the 10b5-1 Purchase Plan. For the period from December 6, 2021 through October 24, 2022, our full $25.0 million commitment was used to repurchase 1,679,570 shares of common stock at an average price per share of $14.88. As of December 31, 2022, all of the capital committed to the 10b5-1 Purchase Plan was expended.

Dividends

The following tables detail our dividend activity for common stock ($ in thousands, except per share data):

For the Quarter Ended
March 31, 2023
	Amount	Per Share
Dividends declared - common stock	$51,199	$0.37
Record Date - common stock	March 31, 2023
Payment Date - common stock	April 14, 2023

For the Quarter Ended
March 31, 2022
	Amount	Per Share
Dividends declared - common stock	$51,672	$0.37
Record Date - common stock	March 31, 2022
Payment Date - common stock	April 15, 2022

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

As of March 31, 2023 and 2022, we had no dilutive securities. As a result, basic and diluted EPS are the same. The calculation of basic and diluted EPS is as follows ($ in thousands, except for share and per share data):

	Three Months Ended
	March 31, 2023	March 31, 2022
Net income attributable to common stockholders	$36,678	$29,412
Dividends on participating securities	(1,201)	-
Participating securities' share in earnings	-	-
Basic earnings	$35,477	$29,412
Weighted average shares of common stock outstanding, basic and diluted (1)	138,385,810	139,712,501
Net income per share of common stock, basic and diluted	$0.26	$0.21

(1)
Amount at March 31, 2023 includes fully vested RSUs, which include 9,730 common stock underlying vested RSUs.

For the three months ended March 31, 2023 and 2022, 2,183,169 and 0 weighted average RSUs, respectively, were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

Note 11. Related Party Transactions

Our activities are managed by the Manager. Pursuant to the terms of the Management Agreement, the Manager is responsible for originating investment opportunities, providing asset management services and administering our day-to-day operations. The Manager is entitled to receive a management fee, an incentive fee and a termination fee as defined below.

The following table summarizes our management fees ($ in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Management fees	$9,656	$9,807
Incentive fees	1,558	-
Total	$11,214	$9,807

Management Fees

Effective October 1, 2015, the Manager earns a base management fee in an amount equal to 1.50% per annum of Stockholders’ Equity, as defined in the Management Agreement. Management fees are reduced by our pro rata share of any management fees and incentive fees (if incentive fees are not incurred by us) incurred to the Manager by CMTG/TT. Management fees are paid quarterly, in arrears. Management fees of $9.7 million and $9.9 million were accrued and were included in management fee payable – affiliate, on the consolidated balance sheets at March 31, 2023 and December 31, 2022, respectively.

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

Incentive Fees

The Manager is entitled to an incentive fee equal to 20% of the excess of our Core Earnings on a rolling four-quarter basis, as defined in the Management Agreement, over a 7.00% return on Stockholders’ Equity. Incentive fees are reduced by our pro rata share of any incentive fees incurred to the Manager by CMTG/TT. Incentive fees of $1.6 million and $0 were accrued and were included in incentive fee payable – affiliate, on the consolidated balance sheets at March 31, 2023 and December 31, 2022, respectively.

The Manager is entitled to an incentive fee equal to 3.33% of the excess of CMTG/TT’s Core Earnings on a rolling four-quarter basis, as defined in the Management Agreement, over a 7.00% return on Unitholders’ Equity of CMTG/TT, as defined in the Management Agreement.

Termination Fees

If we elect to terminate the Management Agreement, we are required to pay the Manager a termination fee equal to three times the sum of the average total annual amount of management fees and the average annual incentive fee paid by us over the prior two years.

Reimbursable Expenses

The Manager or its affiliates are entitled to reimbursement for certain documented costs and expenses incurred by them on our behalf, as set forth in the Management Agreement, excluding any expenses specifically required to be borne by the Manager under the Management Agreement. For the three months ended March 31, 2023 and 2022, we incurred $0.7 million and $0.1 million of reimbursements of out-of-pocket costs incurred on our behalf by our Manager, respectively, which are included in general and administrative expenses on our consolidated statements of operations. As of March 31, 2023 and December 31, 2022, $0.7 million and $0.7 million of reimbursements of out-of-pocket costs due to our Manager are included in other liabilities on our consolidated balance sheets.

Loans Receivable Held-for-Investment

As of March 31, 2023 and December 31, 2022, we had a loan with an unpaid principal balance of $104.6 million and $97.8 million, respectively, and a loan commitment of $141.1 million, whereby the borrower is an affiliate of a shareholder of our common stock who owns approximately 10.9% of our common stock outstanding as of March 31, 2023 .

Note 12. Stock-Based Compensation

Incentive Award Plan

We are externally managed and do not currently have any employees. On March 30, 2016, we adopted the 2016 Incentive Award Plan (the “Plan”) to promote the success and enhance the value of the Company by linking the individual interests of employees of the

Manager and its affiliates to those of our stockholders. As of March 31, 2023, the maximum remaining number of shares that may be issued under the Plan is equal to 5,025,084 shares.

On March 30, 2023, the Board granted an aggregate of 1,100,000 time-based RSUs to employees of the Manager or its affiliates, which vest in three equal installments on each of the first, second and third anniversaries of April 1, 2023, subject to the terms of the applicable award agreement. Each RSU was granted with the right to receive dividend equivalents. The fair value of the 1,100,000 RSUs was $11.30 per share based on the closing price of our common stock on the date of grant.

On June 14, 2022, the Board granted an aggregate of 2,130,000 time-based RSUs to employees of the Manager or its affiliates, which vest in three equal installments on each of the first, second and third anniversaries of July 1, 2022, subject to the terms of the applicable award agreement. Each RSU was granted with the right to receive dividend equivalents. The fair value of the 2,130,000 RSUs was $18.72 per share based on the closing price of our common stock on the date of grant. During the three months ended March 31, 2023, 12,500 RSUs were forfeited, resulting in a $61,000 reversal of previously recognized stock-based compensation expense which is included in stock-based compensation expense on our consolidated statement of operations.

For the three months ended March 31, 2023 and 2022, we recognized $3.4 million and $0, respectively, of stock-based compensation expense related to the RSUs which is considered a non-cash expense.

Deferred Compensation Plan

On May 24, 2022, we adopted the Deferred Compensation Plan to provide our directors and certain executives with an opportunity to defer payment of their stock-based compensation or RSUs and director cash fees, if applicable, pursuant to the terms of the Deferred Compensation Plan.

Under our Deferred Compensation Plan, certain of our Board members elected to receive the annual fees and/or time-based RSUs to which they are entitled under our Non-Employee Director Compensation Program in the form of deferred RSUs. Accordingly, during three months ended March 31, 2023 and 2022, we issued 2,880 and 0, respectively, of deferred RSUs in lieu of cash fees to such directors, and recognized a related expense of approximately $43,000, which is included in general and administrative expenses on our consolidated statements of operations.

Non-Employee Director Compensation Program

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

Stock-based compensation expense is recognized in earnings on a straight-line basis over the applicable award’s vesting period. Forfeitures of stock-based compensation awards are recognized as they occur. As of March 31, 2023, total unrecognized compensation expense was $41.8 million based on the grant date fair value of RSUs granted. This expense is expected to be recognized over a remaining period of 2.4 years from March 31, 2023.

The following table details the time-based RSU activity during the three months ended March 31, 2023:

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Restricted Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Restricted Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested, December 31, 2022	2,159,280	$18.74	-	$-
Granted	1,100,000	$11.30	-	-
Forfeited	(12,500)	$18.72	-	-
Unvested, March 31, 2023	3,246,780	$16.22	-	$-

For the three months ended March 31, 2022, we had no stock-based compensation expense and no unvested RSUs.

Note 13. Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with our taxable year ended December 31, 2015 and expect to continue to operate so as to qualify as a REIT. As a result, we will generally not be subject to federal and state income tax on that portion of our income that we distribute to stockholders if we distribute at least 90% of our taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains and income earned by our taxable REIT subsidiary (“TRS”), and comply with certain other requirements to qualify as a REIT. Since Commencement of Operations, we have been in compliance with all REIT requirements and we plan to continue to operate so that we meet the requirements for taxation as a REIT. Therefore, other than amounts relating to our TRS, as described below, we have not provided for current income tax expense related to our REIT taxable income for the three months ended March 31, 2023 and 2022, respectively. Additionally, no provision has been made for federal or state income taxes in the accompanying financial statements, as we believe we have met the prescribed requisite requirements.

Our real estate owned is held in a TRS. A TRS is a corporation that is owned directly or indirectly by a REIT and has jointly elected with the REIT to be treated as a TRS for tax purposes. For the three months ended March 31, 2023 and 2022, we did not record a current or deferred tax benefit or expense related to our TRS.

As of March 31, 2023 and December 31, 2022, we did not have any deferred tax assets or deferred tax liabilities due to a full valuation allowance that was established against our deferred tax assets. The deferred tax asset and valuation allowance at March 31, 2023 were $20.0 million and $20.0 million, respectively. The deferred tax asset and valuation allowance at December 31, 2022 were $16.6 million and $16.6 million, respectively.

We recognize tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions, if applicable, are included as a component of the provision for income taxes in our consolidated statements of income. As of and for the three months ended March 31, 2023 and 2022, we have not recorded any amounts for uncertain tax positions.

Our tax returns are subject to audit by taxing authorities. Tax years 2019 and onward remain open to examination by major taxing jurisdictions in which we are subject to taxes.

Note 14. Commitments and Contingencies

We hold a 51% interest in CMTG/TT as a result of committing to invest $124.9 million in CMTG/TT. Distributions representing repayment proceeds from CMTG/TT’s loans may be recalled by CMTG/TT, if the repayment occurred at least six months prior to the loan’s initial maturity date. As of March 31, 2023 and December 31, 2022, we contributed $163.1 million and $163.1 million, respectively, to CMTG/TT and have received return of capital distributions of $123.3 million, of which $111.1 million were recallable. As of March 31, 2023 and December 31, 2022, CMTG’s remaining capital commitment to CMTG/TT was $72.9 million and $72.9 million, respectively.

As of March 31, 2023 and December 31, 2022, we had aggregate unfunded loan commitments of $1.7 billion and $1.9 billion respectively, which amounts will generally be funded to finance capital or lease related expenditures by our borrowers, subject to them achieving certain conditions precedent to such funding. These future commitments will expire over the remaining term of the loans, none of which exceed five years.

Our contractual payments due under all financings were as follows as of March 31, 2023 ($ in thousands):

Year	Amount
2023(1)(2)	$397,707
2024	792,806
2025	1,468,389
2026	1,996,900
2027	1,285,313
Total	$5,941,115

(1)
Contractual payments due for the remaining nine months of 2023.
(2)
Includes four loans in maturity default with aggregate associated financings outstanding of $209.2 million.

In the normal course of business, we may enter into contracts that contain a variety of representations and provide for general indemnifications. Our maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against us that have not yet occurred. However, based on experience, we expect the risk of loss to be remote.

Note 15. Subsequent Events

We have evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that no additional disclosure is necessary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. References herein to “Claros Mortgage Trust,” “Company”, “we”, “us” or “our” refer to Claros Mortgage Trust, Inc. and its subsidiaries unless the context specifically requires otherwise. References to "Sponsor" refer to Mack Real Estate Credit Strategies, L.P. ("MRECS"), the CRE lending and debt investment business affiliated with Mack Real Estate Group, LLC ("MREG"). Although MRECS and MREG are distinct legal entities, for convenience, references to our "Sponsor" are deemed to include references to MRECS and MREG, individually or collectively, as appropriate for the context and unless otherwise indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements herein and will make forward-looking statements in future filings with the SEC, press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words "believe," "expect," "anticipate," "estimate," "plan," "continue," "intend," "should," "may" or similar expressions, it intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: the macro- and micro-economic impact of the COVID-19 pandemic and secondary effects thereof on our financial condition, results of operations, liquidity and capital resources; market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy; the demand for commercial real estate loans; our business and investment strategy; our operating results; actions and initiatives of the U.S. government and governments outside of the United States, changes to government policies and the execution and impact of these actions, initiatives and policies; the state of the economy generally or in specific geographic regions; economic trends and economic recoveries; our ability to obtain and maintain financing arrangements, including secured debt arrangements and securitizations; the timing and amount of expected future fundings of unfunded commitments; the availability of debt financing from traditional lenders; the volume of short-term loan extensions; the demand for new capital to replace maturing loans; expected leverage; general volatility of the securities markets in which we participate; changes in the value of our assets; the scope of our target assets; interest rate mismatches between our target assets and any borrowings used to fund such assets; changes in interest rates and the market value of our target assets; changes in prepayment rates on our target assets; effects of hedging instruments on our target assets; rates of default or decreased recovery rates on our target assets; the degree to which hedging strategies may or may not protect us from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting, legal or regulatory issues or guidance and similar matters; our continued maintenance of our qualification as a REIT for U.S. federal income tax purposes; our continued exclusion from registration under the Investment Company Act of 1940, as amended (the "1940 Act"); the availability of opportunities to acquire commercial mortgage-related, real estate-related and other securities; the availability of qualified personnel; estimates relating to our ability to make distributions to our stockholders in the future; our present and potential future competition; and unexpected costs or unexpected liabilities, including those related to litigation.

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

We were organized as a Maryland corporation on April 29, 2015 and commenced operations on August 25, 2015, and are traded on the New York Stock Exchange, or NYSE, under the symbol “CMTG”. We have elected and believe we have qualified to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015. We are externally managed and advised by our Manager, an investment adviser registered with the SEC pursuant to the Investment Advisers Act of 1940, as amended (the "Advisers Act"). We operate our business in a manner that permits us to maintain our exclusion from registration under the Investment Company Act of 1940, as amended (the "1940 Act").

I. Key Financial Measures and Indicators

As a CRE finance company, we believe the key financial measures and indicators for our business are net income per share, dividends declared per share, Distributable Earnings per share, book value per share, adjusted book value per share, Net Debt-to-Equity Ratio and Total Leverage Ratio. During the three months ended March 31, 2023, we had net income per share of $0.26, dividends declared per share of $0.37, and Distributable Earnings per share of $0.29. As of March 31, 2023, our book value per share was $17.26, our adjusted book value per share was $17.96, our Net-Debt-to-Equity Ratio was 2.2x, and our Total Leverage Ratio was 2.6x. We use Net Debt-to-Equity Ratio and Total Leverage Ratio, financial measures which are not prepared in accordance with GAAP, to evaluate our financial leverage, which in the case of our Total Leverage Ratio, makes certain adjustments that we believe provide a more conservative measure of our financial condition.

Net Income Per Share and Dividends Declared Per Share

The following table sets forth the calculation of basic and diluted net income (loss) per share and dividends declared per share ($ in thousands, except share and per share data):

	Three Months Ended
	March 31, 2023	December 31, 2022
Net income (loss) attributable to common stock	$36,678	$(22,653)
Weighted average shares of common stock outstanding, basic and diluted	138,385,810	138,457,076
Basic and diluted net income (loss) per share of common stock	$0.26	$(0.17)
Dividends declared per share of common stock	$0.37	$0.37

Distributable Earnings

Distributable Earnings is a non-GAAP measure used to evaluate our performance excluding the effects of certain transactions, non-cash items and GAAP adjustments, as determined by our Manager, that we believe are not necessarily indicative of our current performance and operations. Distributable Earnings is a non-GAAP measure, which we define as net income in accordance with GAAP, excluding (i) non-cash stock-based compensation expense, (ii) real estate depreciation and amortization, (iii) any unrealized gains or losses from mark-to-market valuation changes (other than permanent impairments) that are included in net income for the applicable period, (iv) one-time events pursuant to changes in GAAP and (v) certain non-cash items, which in the judgment of our Manager, should not be included in Distributable Earnings. Pursuant to the Management Agreement, we use Core Earnings, which is substantially the same as Distributable Earnings excluding incentive fees, to determine the incentive fees we pay our Manager. Distributable Earnings is substantially the same as Core Earnings, as defined in the Management Agreement, for the periods presented.

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

We believe that Distributable Earnings provides meaningful information to consider in addition to our net income and cash flows from operating activities determined in accordance with GAAP. We believe Distributable Earnings helps us to evaluate our performance excluding the effects of certain transactions, non-cash items and GAAP adjustments, as determined by our Manager, that we believe are not necessarily indicative of our current performance and operations. Distributable Earnings does not represent net income or cash flows from operating activities as determined in accordance with GAAP and should not be considered as an alternative to GAAP net income, an indication of our cash flows from operating activities, a measure of our liquidity or an indication of funds available for our cash needs. In addition, our methodology for calculating Distributable Earnings may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures and, accordingly, our reported Distributable Earnings may not be comparable to the Distributable Earnings reported by other companies.

While Distributable Earnings excludes the impact of our unrealized provision for or reversal of current expected credit loss reserves, loan losses are charged off and recognized through Distributable Earnings when deemed non-recoverable. Non-recoverability is determined (i) upon the resolution of a loan (i.e., when the loan is repaid, fully or partially, or in the case of foreclosure, when the underlying asset is sold), or (ii) with respect to any amount due under any loan, when such amount is determined to be non-collectible. During the three months ended March 31, 2023, we recorded a $3.2 million reversal in the CECL reserve, which has been excluded from Distributable Earnings. During the three months ended December 31, 2022, we recorded a $71.4 million provision for CECL reserve, which has been excluded from Distributable Earnings.

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

The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted-average diluted shares used for Distributable Earnings:

	Three Months Ended
Weighted-Averages	March 31, 2023	December 31, 2022
Diluted Shares - GAAP	138,385,810	138,457,076
Unvested RSUs	2,183,169	2,159,280
Diluted Shares - Distributable Earnings	140,568,979	140,616,356

The following table provides a reconciliation of net income (loss) attributable to common stock to Distributable Earnings ($ in thousands, except share and per share data):

	Three Months Ended
	March 31, 2023	December 31, 2022
Net income (loss) attributable to common stock:	$36,678	$(22,653)
Adjustments:
Non-cash stock-based compensation expense	3,366	3,427
(Reversal of) provision for current expected credit loss reserve	(3,239)	71,377
Depreciation expense	2,058	2,039
Unrealized loss (gain) on interest rate cap	1,404	(429)
Distributable Earnings prior to principal charge-offs	$40,267	$53,761
Principal charge-offs	-	(27)
Distributable Earnings	$40,267	$53,734
Weighted average diluted shares - Distributable Earnings	140,568,979	140,616,356
Diluted Distributable Earnings per share prior to principal charge-offs	$0.29	$0.38
Diluted Distributable Earnings per share	$0.29	$0.38

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

The following table sets forth the calculation of our book value and our adjusted book value per share ($ in thousands, except share and per share data):

	March 31, 2023	December 31, 2022
Equity	$2,444,154	$2,456,471
Number of shares of common stock outstanding and RSUs	141,632,654	140,542,274
Book Value per share(1)	$17.26	$17.48
Add back: accumulated depreciation on real estate owned	0.12	0.11
Add back: general CECL reserve	0.58	0.61
Adjusted Book Value per share	$17.96	$18.20

(1)
Calculated as (i) total equity divided by (ii) number of shares of common stock outstanding and RSUs at period end.

II. Our Portfolio

The below table summarizes our loan portfolio as of March 31, 2023 ($ in thousands):

				Weighted Average(3)
	Number of Loans	Loan Commitment(1)	Carrying Value (2)	Yield to Maturity(4)	Term to Fully Extended Maturity (in years) (5)	LTV(6)
Senior and subordinate loans	76	$9,314,595	$7,550,320	8.9%	3.1	68.9%

(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Net of specific CECL reserve of $60.3 million.
(3)
Weighted averages are based on unpaid principal balance.
(4)
All-in yield represents the weighted average annualized yield to initial maturity of each loan, inclusive of coupon, and fees received, based on the applicable floating benchmark rate/floors (if applicable), in place as of March 31, 2023. For loans placed on non-accrual, the annualized yield to initial maturity used in calculating the weighted average annualized yield to initial maturity is 0%.
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

Portfolio Activity and Overview

The following table summarizes changes in unpaid principal balance within our loan portfolio for the three months ended March 31, 2023 ($ in thousands):

Unpaid principal balance, beginning of period	$7,538,525
Initial funding of loans	101,059
Advances on loans	226,492
Loan repayments	(210,787)
Total net fundings/(payoffs)	116,764
Unpaid principal balance, end of period	$7,655,289

The following table details our loan investments individually based on unpaid principal balances as of March 31, 2023 ($ in thousands):

Loan Number	Loan type	Origination Date	Loan Commitment(1)	Unpaid Principal Balance	Carrying Value(2)	Fully Extended Maturity(3)	Property Type	Construction(4)	Location	Risk Rating
1	Senior	12/16/2021	405,000	400,765	398,377	6/16/2027	Multifamily	-	CA	3
2	Senior	11/1/2019	390,000	390,000	389,065	11/1/2026	Multifamily	-	NY	3
3	Senior	7/12/2018	280,000	280,000	281,263	8/1/2023	Hospitality	-	NY	3
4	Senior	7/26/2021	225,000	225,000	224,084	7/26/2026	Hospitality	-	GA	3
5	Senior	10/18/2019	253,631	215,264	215,264	10/18/2024	For Sale Condo	Y	CA	3
6	Senior	8/17/2022	235,000	212,310	210,560	8/17/2027	Hospitality	-	CA	3
7	Senior	6/30/2022	227,000	212,229	210,171	6/30/2029	Hospitality	-	CA	3
8	Senior	12/27/2018	210,000	208,797	166,790	2/1/2025	Mixed-Use	-	NY	5
9	Senior	2/15/2022	262,500	205,452	203,429	2/15/2027	Multifamily	Y	CA	3
10	Senior	10/4/2019	223,062	197,116	196,854	10/1/2025	Mixed-Use	Y	DC	3
11	Senior	9/7/2018	192,600	192,600	192,428	10/18/2024	Land	-	NY	3
12	Senior	1/14/2022	170,000	170,000	168,989	1/14/2027	Multifamily	-	CO	3
13	Senior	9/26/2019	258,400	167,305	166,217	9/26/2026	Office	-	GA	4
14	Senior	4/14/2022	193,400	166,913	165,597	4/14/2027	Multifamily	-	MI	3
15	Senior	9/20/2019	160,000	158,135	156,676	12/31/2025	For Sale Condo	Y	FL	2
16	Senior	9/8/2022	160,000	152,793	151,503	9/8/2027	Multifamily	-	AZ	3
17	Senior	2/28/2019	150,000	150,000	149,656	2/28/2024	Office	-	CT	3
18	Senior	1/9/2018	148,592	148,592	148,592	1/9/2024	Hospitality	-	VA	4
19	Senior	12/30/2021	147,500	147,500	147,286	12/30/2025	Multifamily	-	PA	3
20	Senior	8/8/2019	154,979	138,729	120,015	8/8/2026	Multifamily	-	CA	5
21	Senior	4/26/2022	151,698	133,630	132,340	4/26/2027	Multifamily	-	TX	3
22	Senior	12/10/2021	130,000	130,000	129,371	12/10/2026	Multifamily	-	VA	3
23	Subordinate	12/9/2021	125,000	125,000	124,771	1/1/2027	Office	-	IL	3
24	Senior	9/24/2021	127,535	122,535	121,787	9/24/2028	Hospitality	-	TX	3
25	Senior	9/30/2019	122,500	122,500	122,400	2/9/2027	Office	-	NY	3
26	Senior	4/29/2019	120,000	119,510	119,411	4/29/2024	Mixed-Use	-	NY	3
27	Senior	3/1/2022	122,000	118,600	117,844	2/28/2027	Multifamily	-	TX	3
28	Senior	8/8/2022	115,000	115,000	114,291	8/8/2027	Multifamily	-	CO	3
29	Senior	7/20/2021	113,500	113,500	113,367	7/20/2026	Multifamily	-	IL	3
30	Senior	6/17/2022	127,250	112,841	111,574	6/17/2027	Multifamily	-	TX	3
31	Senior	2/13/2020	124,810	112,442	112,163	2/13/2025	Office	-	CA	4
32	Senior	4/1/2020	141,084	104,628	103,758	4/1/2026	Office	Y	TN	3
33	Senior	6/7/2018	104,250	104,250	105,343	1/15/2022	Land	-	NY	4
34	Senior	12/15/2021	103,000	103,000	102,473	12/15/2026	Multifamily	-	TN	3
35	Senior	3/21/2023	101,059	101,059	100,572	4/1/2028	Hospitality	-	CA	3
36	Senior	8/2/2021	100,000	97,005	96,534	8/2/2026	Office	-	CA	4
37	Senior	1/27/2022	100,800	96,159	95,551	1/27/2027	Multifamily	-	NV	3

Loan Number	Loan type	Origination Date	Loan Commitment(1)	Unpaid Principal Balance	Carrying Value(2)	Fully Extended Maturity(3)	Property Type	Construction(4)	Location	Risk Rating
38	Senior	3/31/2020	87,750	87,750	87,750	2/9/2025	Office	-	TX	3
39	Senior	12/21/2018	87,741	87,741	87,947	6/21/2022	Land	-	NY	3
40	Senior	3/22/2021	148,303	79,732	78,912	3/22/2026	Other	Y	MA	3
41	Senior	8/1/2022	115,250	78,500	78,248	7/30/2026	Hospitality	Y	NY	4
42	Senior	7/10/2018	76,370	76,370	74,720	7/10/2025	Hospitality	-	CA	4
43	Senior	4/5/2019	75,500	75,500	75,500	4/5/2024	Mixed-Use	-	NY	3
44	Senior	7/27/2022	76,000	75,185	74,767	7/27/2027	Multifamily	-	UT	3
45	Senior	8/27/2021	84,810	70,137	69,613	8/27/2026	Office	-	GA	4
46	Senior	11/2/2021	77,115	67,211	66,653	11/2/2026	Multifamily	Y	FL	3
47	Senior	7/31/2019	67,000	67,000	67,000	10/31/2021	Land	-	NY	4
48	Senior	12/22/2021	76,350	65,843	65,334	12/22/2026	Multifamily	-	TX	3
49	Senior	6/3/2021	79,600	64,821	64,333	6/3/2026	Other	-	MI	3
50	Senior	1/10/2022	130,461	61,141	59,863	1/9/2027	Other	Y	PA	3
51	Senior	8/29/2018	60,000	60,000	59,938	8/31/2023	Hospitality	-	NY	3
52	Senior	1/19/2022	73,677	56,004	55,466	1/19/2027	Hospitality	-	TN	3
53	Senior	11/4/2022	140,000	51,996	50,642	11/9/2026	Other	Y	MA	3
54	Senior	3/15/2022	53,300	49,844	49,504	3/15/2027	Multifamily	-	AZ	3
55	Senior	2/2/2022	90,000	42,253	41,347	2/2/2027	Office	Y	WA	3
56	Senior	2/4/2022	44,768	38,291	37,978	2/4/2027	Multifamily	-	TX	3
57	Senior	11/24/2021	60,255	36,235	35,671	11/24/2026	Multifamily	Y	NV	3
58	Senior	6/30/2022	48,500	32,374	31,938	6/30/2026	Other	Y	NV	2
59	Senior	12/30/2021	32,002	32,002	31,792	12/30/2025	For Sale Condo	-	VA	3
60	Senior	12/30/2021	141,791	30,155	28,808	12/30/2026	Mixed-use	Y	FL	3
61	Senior	4/18/2019	30,000	30,000	29,988	5/1/2023	Office	-	MA	3
62	Subordinate	7/2/2021	30,200	29,407	29,496	7/2/2024	Land	-	FL	3
63	Senior	5/13/2022	202,500	26,994	24,983	5/13/2027	Mixed-Use	Y	VA	3
64	Senior	1/31/2022	34,641	26,571	26,278	1/31/2027	Other	Y	FL	3
65	Senior	2/17/2022	28,479	24,525	24,348	2/17/2027	Multifamily	-	TX	3
66	Senior	8/2/2019	20,313	20,313	20,500	2/2/2024	For Sale Condo	-	NY	3
67	Senior	10/13/2022	106,500	17,304	16,246	10/13/2026	Other	Y	NV	3
68	Senior	1/4/2022	32,795	5,731	5,413	1/4/2027	Other	Y	GA	3
69	Senior	2/25/2022	53,984	4,428	3,890	2/25/2027	Other	Y	GA	3
70	Senior	4/19/2022	23,378	4,168	3,937	4/19/2027	Other	Y	GA	3
71	Senior	7/1/2019	3,500	3,500	3,500	12/30/2020	Other	-	Other	5
72	Senior	2/18/2022	32,083	2,764	2,445	2/18/2027	Other	Y	FL	3
73	Senior	4/19/2022	24,245	1,413	1,171	4/19/2027	Other	Y	GA	3
74	Subordinate	8/2/2018	927	927	919	7/9/2023	Other	-	NY	2
75	Senior	12/21/2022	112,100	-	(1,121)	12/21/2027	Multifamily	Y	WA	3
76	Senior	9/2/2022	176,257	-	(1,763)	9/2/2027	Multifamily	Y	UT	3

Total			9,314,595	7,655,289	7,550,320
General CECL reserve					(67,326)
Grand Total/Weighted Average			9,314,595	7,655,289	7,482,994			30.0%		3.2

(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Net of specific CECL reserve on applicable loans.
(3)
Fully extended maturity assumes all extension options are exercised by the borrower upon satisfaction of the applicable conditions.
(4)
Percent of total construction loans based on loan commitments, as of March 31, 2023.

Real Estate Owned, Net

On February 8, 2021, we acquired legal title to a portfolio of hotel properties located in New York, NY through a foreclosure. Prior to February 8, 2021, the hotel portfolio represented the collateral for the $103.9 million mezzanine loan that we held, which was in default as a result of the borrower failing to pay debt service. The hotel portfolio appears as real estate owned, net on our consolidated balance sheets and, as of March 31, 2023, was encumbered by a $290.0 million securitized senior mortgage, which is included as a liability on our consolidated balance sheets. Refer to Note 5 to our consolidated financial statements for additional details.

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

Our Manager reviews our loan portfolio at least quarterly, undertakes an assessment of the performance of each loan, and assigns it a risk rating between “1” and “5,” from least risk to greatest risk, respectively. The weighted average risk rating of our total loan portfolio was 3.2 at March 31, 2023.

Current Expected Credit Losses

During the three months ended March 31, 2023, we recorded a reversal of current expected credit losses of $3.2 million, resulting in a total current expected credit loss reserve of $143.1 million as of March 31, 2023. The decrease was primarily attributable to seasoning of our loan portfolio and a reduction in our loan portfolio's total commitments.

During the three months ended December 31, 2022, we recorded a specific CECL reserve of $42.0 million in connection with a senior loan with an unpaid principal balance and carrying value prior to any specific CECL reserve of $208.8 million and an initial maturity date of February 1, 2023. The loan is collateralized by a mixed-use building in New York, NY. As of March 31, 2023 and December 31, 2022, this loan is on non-accrual status.

During the three months ended December 31, 2022, we recorded a specific CECL reserve of $18.3 million in connection with a senior loan with an unpaid principal balance of $138.8 million, a carrying value prior to any specific CECL reserve of $138.3 million and an initial maturity date of August 8, 2024. The loan, which is comprised of a portfolio of uncrossed loans, is collateralized by a portfolio of multifamily properties located in San Francisco, CA. As of March 31, 2023 and December 31, 2022, this loan is on non-accrual status.

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

During the three months ended March 31, 2022, we recorded a provision for current expected credit losses of $2.1 million, resulting in a total current expected credit loss of $75.6 million as of March 31, 2022. The increase was primarily attributable to the increase in size of our portfolio and unfunded loan commitments. Additionally, we recorded a specific CECL reserve of $0.2 million on a senior loan with an outstanding principal balance of $8.6 million. During the fourth quarter of 2022, this loan was repaid, resulting in a principal charge off of $27,000.

Portfolio Financing

Our financing arrangements include repurchase agreements, a term participation facility, asset-specific financing structures, mortgages on real estate owned, and Secured Term Loan borrowings.

The following table summarizes our loan portfolio financing ($ in thousands):

	March 31, 2023
	Capacity	Borrowing Outstanding	Weighted Average Spread(1)
Repurchase agreements and term participation facility	$5,859,683	$4,201,457	+ 2.52%
Repurchase agreements - Side Car	361,488	250,701	+ 5.23%
Loan participations sold	264,252	264,252	+ 3.64%
Notes payable	450,435	181,522	+ 3.05%
Secured term loan	753,183	753,183	+ 4.50%
Debt related to real estate owned	290,000	290,000	+ 2.78%
Total / weighted average	$7,979,041	$5,941,115	+ 2.96%

(1)
Weighted average spread over the applicable benchmark is based on unpaid principal balance. One-month LIBOR and SOFR as of March 31, 2023 were 4.86% and 4.80%, respectively. Fixed rate loans are presented as a spread over the relevant floating benchmark rates.

Refer to Note 6 to our consolidated financial statements for additional details on our financings.

Repurchase Agreements and Term Participation Facility

We finance certain of our loans using repurchase agreements and a term participation facility. As of March 31, 2023, aggregate borrowings outstanding under our repurchase agreements and term participation facility totaled $4.5 billion, with a weighted average coupon of one-month LIBOR or one-month term SOFR plus 2.67% per annum. All weighted averages are based on unpaid principal balance. As of March 31, 2023, outstanding borrowings under these facilities had a weighted average term to fully extended maturity (assuming we exercise all extension options and our counterparty agrees to such extension options) of 3.2 years.

Each repurchase agreement contains “margin maintenance” provisions, which are designed to allow the counterparty to require the delivery of cash or other assets to de-lever assets that are determined to have experienced a diminution in value. Since inception through March 31, 2023, we have not received any margin calls under any of our repurchase agreements. Each repurchase agreement lender has the benefit of cross-collateralization across all of the loans in its facility.

Our term participation facility lender also has the benefit of cross-collateralization across all of the loans in its facility. We present the term participation facility as a liability on our consolidated balance sheets. As of March 31, 2023, five of our loans were financed under the term participation facility.

Loan Participations Sold

We finance certain of our loans via the sale of a participation in such loans, and we present the loan participations sold as liabilities on our consolidated balance sheet when such arrangements do not qualify as sales under GAAP. In instances where we have multiple loan participations with the same lender, the financings are generally not cross-collateralized. Each of our loan participations sold is generally term-matched to its corresponding loan. As of March 31, 2023, three of our loans were financed with loan participations sold.

Notes Payable

We finance certain of our loans via secured financings on a term-matched basis that is generally non-recourse. We refer to such financings as notes payable and they are collateralized by the related loans receivable. As of March 31, 2023, six of our loans were financed with notes payable.

Secured Term Loan

We have a secured term loan of $753.2 million which we originally entered into on August 9, 2019. Our secured term loan is presented net of any original issue discount and transaction expenses which are deferred and recognized as a component of interest expense over the life of the loan using the effective interest method. As of March 31, 2023, our secured term loan has an unpaid principal balance of $753.2 million and a carrying value of $736.2 million.

Debt Related to Real Estate Owned

On February 8, 2021 we assumed a $300.0 million securitized senior mortgage in connection with a Uniform Commercial Code foreclosure on a portfolio of seven limited service hotels located in New York, New York. The securitized senior mortgage is non-recourse to us. Our debt related to real estate owned as of March 31, 2023 has an unpaid principal balance of $290.0 million, a carrying value of $289.5 million and a stated rate of one-month LIBOR plus 2.78%, subject to a one-month LIBOR floor of 0.75%. See Derivatives below for further detail of the interest rate cap related to this financing.

Derivatives

As part of the agreement to amend the terms of our debt related to real estate owned in June 2021, we acquired an interest rate cap with a notional amount of $290.0 million, strike rate of 3.00%, and a maturity date of February 15, 2024 for $275,000. The fair value of the interest rate cap is $4.6 million at March 31, 2023.

The interest rate cap effectively limits the maximum interest rate of our debt related to real estate owned to 5.78%. Changes in the fair value of our interest rate cap are recorded as an unrealized gain or loss on interest rate cap on our consolidated statements of operations and the fair value is recorded in other assets on our consolidated balance sheets. Proceeds received from our counterparty related to the interest rate cap are recorded as proceeds from interest rate cap on our consolidated statements of operations. During the three months ended March 31, 2023, we recognized $1.2 million as proceeds from interest rate cap.

Acquisition Facility

On June 29, 2022, we entered into a $150.0 million, full recourse credit facility. The facility generally provides interim financing for eligible loans for up to 180 days at an initial advance rate of 75%, which begins to decline after the 90th day. The facility matures on June 29, 2025 and earns interest at a rate of one-month term SOFR, plus a 0.10% credit spread adjustment, plus a spread of 2.25%. With the consent of our lenders, and subject to certain conditions, the commitment of the facility may be increased up to $500.0 million. As of March 31, 2023, the outstanding balance of the facility is $0.

Financial Covenants

Our financing agreements generally contain certain financial covenants that subject us to: (i) our ratio of earnings before interest, taxes, depreciation, and amortization, to interest charges, as defined in the agreements, shall be not less than 1.5 to 1.0; (ii) our tangible net worth, as defined in the agreements, shall not be less than $2.1 billion as of each measurement date plus 75% of proceeds from future equity issuances; (iii) cash liquidity shall not be less than the greater of (x) $50 million or (y) 5% of our recourse indebtedness; and (iv) our indebtedness shall not exceed 77.8% of our total assets. As of March 31, 2023 and December 31, 2022, we are in compliance with all covenants under our financing agreements. The foregoing requirements are based upon the most restrictive financial covenants in place as of the reporting date.

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

The following table summarizes our non-consolidated senior interests and related retained subordinate interests as of March 31, 2023 ($ in thousands):

Non-Consolidated Senior Interests	Loan Count	Loan Commitment	Unpaid Principal Balance	Carrying Value	Weighted Average Spread(1)(2)	Term to Fully Extended Maturity (in years)(3)
Floating rate non-consolidated senior loans	1	$57,300	$55,963	N/A	+ 4.35%	1.3
Retained floating rate subordinate loans	1	$30,200	$29,407	$29,496	+ 12.75%	1.3
Fixed rate non-consolidated senior loans	2	$861,073	$859,660	N/A	3.47%	3.6
Retained fixed rate subordinate loans	2	$125,927	$125,927	$125,690	8.49%	3.7

(1)
Our non-consolidated senior interest is indexed to one-month LIBOR, which was 4.86% at March 31, 2023.
(2)
Weighted average is based on unpaid principal balance.
(3)
Term to fully extended maturity is determined based on the maximum maturity of each of the corresponding loans, assuming all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.

Floating and Fixed Rate Portfolio

Our business model seeks to minimize our exposure to changing interest rates by originating floating rate loans and financing those floating rate loans with floating rate liabilities. Further, we seek to match the benchmark indices, typically one-month LIBOR or one-month term SOFR, in the floating rate loans we originate and the related floating rate financings. As of March 31, 2023, 98.0% of our loans based on unpaid principal balance were floating rate and the majority of our floating rate loans were financed with liabilities that require interest payments based on floating rates also determined by reference to one-month LIBOR or one-month term SOFR plus a spread, which resulted in approximately $1.6 billion of net floating rate exposure.

The following table details our net floating rate exposure as of March 31, 2023 ($ in thousands):

Net Floating Rate Exposure(1)
Floating rate assets	$7,505,549
Floating rate liabilities	(5,921,115)
Net floating rate exposure	$1,584,434

(1)
Our floating rate loans and related liabilities are all indexed to one-month LIBOR or one-month term SOFR. One-month LIBOR and one-month term SOFR as of March 31, 2023 was 4.86% and 4.80%, respectively. Amounts include loans on non-accrual status.

LIBOR has been the subject of national and international regulatory guidance and proposals for reform. On March 5, 2021, the Financial Conduct Authority of the United Kingdom, or the FCA, which regulates LIBOR’s administrator, ICE Benchmark Administration Limited, or IBA, announced that all LIBOR tenors relevant to our assets and liabilities will cease to be published or will no longer be representative after June 30, 2023 (and that all other LIBOR tenors will cease to be published or will no longer be representative either after December 31, 2021, or after June 30, 2023). The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated using short-term repurchase agreements backed by Treasury securities, as its preferred alternative rate for USD LIBOR.

Our agreements generally allow for a new interest rate index to be used if LIBOR is no longer available. We are currently working with our borrowers and lenders to transition our loans and financing arrangements to be indexed to one-month SOFR.

We have an interest rate cap with a notional amount of $290.0 million and a maturity date of February 15, 2024 on our debt related to real estate owned. The interest rate cap effectively limits the maximum interest rate of our debt related to real estate owned to 5.78%. We have not employed other interest rate derivatives (interest rate swaps, caps, collars or floors) to hedge our asset or liability portfolio, but we may do so in the future.

Refer to “Quantitative and Qualitative Disclosures About Market Risk—LIBOR Transition” below for additional information.

Results of Operations – Three Months Ended March 31, 2023 and December 31, 2022

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

Operating Results

The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2023, and December 31, 2022 ($ in thousands, except per share data):

	Three Months Ended
	March 31, 2023	December 31, 2022	$ Change	% Change
Revenue
Interest and related income	$164,166	$154,460	$9,706	6%
Less: interest and related expense	106,027	92,501	13,526	15%
Net interest income	58,139	61,959	(3,820)	-6%
Revenue from real estate owned	10,963	21,657	(10,694)	-49%
Total revenue	69,102	83,616	(14,514)	-17%
Expenses
Management fees - affiliate	9,656	9,867	(211)	-2%
Incentive fees - affiliate	1,558	-	1,558	100%
General and administrative expenses	4,923	4,774	149	3%
Stock-based compensation expense	3,366	3,427	(61)	-2%
Real estate owned:
Operating expenses	10,000	12,301	(2,301)	-19%
Interest expense	5,444	4,964	480	10%
Depreciation	2,058	2,039	19	1%
Total expenses	37,005	37,372	(367)	-1%
Proceeds from interest rate cap	1,183	495	688	139%
Unrealized (loss) gain on interest rate cap	(1,404)	429	(1,833)	-427%
Income from equity method investment	1,563	1,556	7	0%
Reversal of (provision for) current expected credit loss reserve	3,239	(71,377)	74,616	105%
Net income (loss)	$36,678	$(22,653)	$59,331	262%
Net income (loss) per share of common stock:
Basic and diluted	$0.26	$(0.17)	$0.43	253%

Comparison of the three months ended March 31, 2023 and December 31, 2022

Revenue

Revenue decreased $14.5 million during the three months ended March 31, 2023, compared to the three months ended December 31, 2022. The decrease is primarily due to a decrease in revenue from real estate owned of $10.7 million due to seasonally lower occupancy and revenue per available room ("RevPAR") levels and a decrease in net interest income of $3.8 million, which was driven by an increase in interest expense of $13.5 million, as a result of increased borrowing levels and reference rate increases, offset in part by an increase in interest income of $9.7 million as a result of an increased loans receivable balance and reference rate increases, partially offset by an increase in loans on non-accrual status over the three months ended March 31, 2023.

Expenses

Expenses are primarily comprised of base management fees payable to our Manager, incentive fees payable to our Manager, general and administrative expenses, stock-based compensation expense, operating expenses from real estate owned, interest expense from debt related to real estate owned, and depreciation on real estate owned. Expenses decreased by $0.4 million during the three months ended March 31, 2023, as compared to the three months ended December 31, 2022, primarily due to:

(i)
a decrease in operating expenses from real estate owned of $2.3 million during the comparative period, due to decreased variable operating expenses in connection with lower occupancy levels at the hotel portfolio;
(ii)
offset by an increase in incentive fees of $1.6 million as a result of core earnings over the trailing four quarters being in excess of a 7% hurdle as of March 31, 2023;
(iii)
further offset by an increase in interest expense on debt related to real estate owned of $0.5 million primarily as a result of reference rate increases over the three months ended March 31, 2023.

Proceeds from interest rate cap

Proceeds from interest rate cap were $0.7 million higher during the three months ended March 31, 2023, as compared to the three months ended December 31, 2022, due to increased one-month LIBOR rates, which continued to be in excess of our interest rate cap's 3% strike rate.

Unrealized (loss) gain on interest rate cap

During the three months ended March 31, 2023, we recognized a $1.4 million unrealized loss on interest rate cap, compared to a $0.4 million unrealized gain on interest rate cap during the three months ended December 31, 2022. The fair value of the interest rate cap increases as interest rates increase and generally decreases as the interest rate cap approaches maturity.

Income from equity method investment

During the three months ended March 31, 2023 and December 31, 2022, we recognized income from our equity method investment of $1.6 million.

Reversal of (provision for) current expected credit loss reserve

During the three months ended March 31, 2023, we recorded a reversal of current expected credit losses of $3.2 million, primarily attributable to seasoning of our loan portfolio and a reduction in our loan portfolio's total commitments. During the three months ended December 31, 2022, we recorded a provision for current expected credit losses of $71.4 million, primarily attributable to specific CECL reserves of $60.3 million related to two loans, an increase in the size of our loan portfolio, and worsening macroeconomic forecasts.

Results of Operations – Three Months Ended March 31, 2023, and March 31, 2022

The following table sets forth information regarding our consolidated results of operations for three months ended March 31, 2023 and 2022 ($ in thousands, except per share data):

	Three Months Ended
	March 31, 2023	March 31, 2022	$ Change	% Change
Revenue
Interest and related income	$164,166	$90,694	$73,472	81%
Less: interest and related expense	106,027	39,580	66,447	168%
Net interest income	58,139	51,114	7,025	14%
Revenue from real estate owned	10,963	6,813	4,150	61%
Total revenue	69,102	57,927	11,175	19%
Expenses
Management fees - affiliate	9,656	9,807	(151)	-2%
Incentive fees - affiliate	1,558	-	1,558	100%
General and administrative expenses	4,923	4,343	580	13%
Stock-based compensation expense	3,366	-	3,366	100%
Real estate owned:
Operating expenses	10,000	7,780	2,220	29%
Interest expense	5,444	2,584	2,860	111%
Depreciation	2,058	1,940	118	6%
Total expenses	37,005	26,454	10,551	40%
Proceeds from interest rate cap	1,183	-	1,183	100%
Unrealized loss on interest rate cap	(1,404)	-	(1,404)	-100%
Income from equity method investment	1,563	-	1,563	100%
Reversal of (provision for) current expected credit loss reserve	3,239	(2,102)	5,341	254%
Net income	$36,678	$29,371	7,307	25%
Net loss attributable to non-controlling interests	$-	$(41)	$41	100%
Net income attributable to common stock	$36,678	$29,412	$7,266	25%
Net income per share of common stock:
Basic and diluted	$0.26	$0.21	$0.05	24%

Comparison of the three months ended March 31, 2023 and March 31, 2022

Revenue

Revenue increased $11.2 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase is primarily due to an increase in net interest income of $7.0 million for the comparative period, which was driven by an increase in interest income of $73.5 million, primarily as a result of an increased loans receivable balance and reference rate increases, partially offset by an increase in interest expense of $66.5 million as a result of increased borrowing levels and reference rate increases. Further, revenue from real estate owned increased $4.2 million compared to the prior period due to higher occupancy and RevPAR levels versus the first quarter of 2022 during which the Omicron variant of COVID-19 depressed occupancy.

Expenses

Expenses are primarily comprised of base management fees payable to our Manager, incentive fees payable to our Manager, general and administrative expenses, stock-based compensation expense, operating expenses from real estate owned, interest expense from debt related to real estate owned, and depreciation on real estate owned. Expenses increased by $10.6 million, during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due to:

(i)
an increase in stock-based compensation of $3.4 million during the comparative period, due to restricted stock units granted during the second quarter of 2022;
(ii)
an increase in interest expense on debt related to real estate owned of $2.9 million primarily as a result of reference rate increases over the comparative period;
(iii)
an increase in operating expenses from real estate owned of $2.2 million during the comparative period, due to increased variable operating expenses in connection with higher occupancy levels at the hotel portfolio during the comparative period;
(iv)
an increase in incentive fees of $1.6 million as a result of core earnings over the trailing four quarters being in excess of a 7% hurdle as of March 31, 2023.

Proceeds from interest rate cap

Proceeds from interest rate cap were $1.2 million higher during the comparative period due to one-month LIBOR exceeding our interest rate cap's 3% strike rate during the first quarter of 2023.

Unrealized (loss) gain on interest rate cap

Unrealized gain on interest rate cap was $1.4 million lower during the comparative period due to the recognition of a $1.4 million unrealized loss resulting from a decrease in fair value of the interest rate cap during the three months ended March 31, 2023.

Income from equity method investment

During the three months ended March 31, 2023, we recognized income from equity method investment of $1.6 million as a result of us accounting for our investment in CMTG/TT as an equity method investment during the first quarter of 2023. We did not hold any equity method investments during the three months ended March 31, 2022.

Reversal of (provision for) current expected credit loss reserve

During the three months ended March 31, 2023, we recorded a reversal of current expected credit losses of $3.2 million, primarily attributable to seasoning of our loan portfolio and a reduction in our loan portfolio's total commitments. During the three months ended March 31, 2022, we recorded a provision for current expected credit losses of $2.1 million, primarily attributable to an increase in the size of our portfolio.

Liquidity and Capital Resources

Capitalization

We have capitalized our business to date primarily through the issuance of shares of our common stock and borrowings under our secured financings and our Secured Term Loan. As of March 31, 2023, we had 138,376,144 shares of our common stock outstanding, representing $2.4 billion of equity and we also had $5.9 billion of outstanding borrowings under our secured financings, our Secured Term Loan, and our debt related to real estate owned. As of March 31, 2023, our secured financings consisted of six repurchase agreements with capacity of $5.2 billion and an outstanding balance of $4.1 billion, a term participation facility with a capacity of $1.0 billion and an outstanding balance of $340.2 million, nine asset-specific financings with capacity of $714.7 million and an outstanding balance of $445.8 million, and an acquisition facility with a capacity of $150.0 million and no outstanding balance. As of March 31, 2023, our Secured Term Loan had an outstanding balance of $753.2 million and our debt related to real estate owned had an outstanding balance of $290.0 million.

Net Debt-to-Equity Ratio and Total Leverage Ratio

Net Debt-to-Equity Ratio and Total Leverage Ratio are non-GAAP measures that we use to evaluate our financial leverage, which in the case of our Total Leverage Ratio, makes certain adjustments that we believe provide a more conservative measure of our financial condition.

Net Debt-to-Equity Ratio is calculated as the ratio of asset specific debt (repurchase agreements, term participation facility, loan participations sold, net, notes payable, net, and debt related to real estate owned, net) and secured term loan, less cash and cash equivalents to total equity.

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

The following table presents our Net Debt-to-Equity and Total Leverage Ratios as of March 31, 2023 and December 31, 2022 ($ in thousands):

	March 31, 2023	December 31, 2022
Asset specific debt	$5,182,328	$4,927,098
Secured term loan, net	736,190	736,853
Total debt	5,918,518	5,663,951
Less: cash and cash equivalents	(426,503)	(306,456)
Net Debt	$5,492,015	$5,357,495
Total Equity	$2,444,154	$2,456,471
Net Debt-to-Equity Ratio	2.2x	2.2x
Non-consolidated senior loans	915,623	968,302
Total Leverage	$6,407,638	$6,325,797
Total Leverage Ratio	2.6x	2.6x

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents, interest income from our loans, loan repayments, available borrowings under our repurchase agreements, identified borrowing capacity related to our notes payable and loan participations sold, borrowings under our Secured Term Loan, and proceeds from the issuance of our common stock. As circumstances warrant, we and our subsidiaries may also issue common equity, preferred equity and/or debt or incur other debt, including term loans, from time to time on an opportunistic basis, dependent upon market conditions and available pricing. The following table sets forth, as of March 31, 2023 and December 31, 2022, our sources of available liquidity ($ in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$426,503	$306,456
Loan principal payments held by servicer(1)	912	-
Approved and undrawn credit capacity	127,808	213,113
Total sources of liquidity	$555,223	$519,569

(1)
Represents loan principal payments held in lockboxes or by our third-party loan servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle, net of the related secured debt balance.

We have $593.5 million unpaid principal balance of unencumbered loans at March 31, 2023. Our ability to finance certain of these unencumbered loans is subject to one or more counterparties' willingness to finance such loans.

Liquidity Needs

In addition to our ongoing loan origination and acquisition activity, our primary liquidity needs include future fundings to our borrowers on our unfunded loan commitments, interest and principal payments on outstanding borrowings under our financings, operating expenses and dividend payments to our stockholders necessary to satisfy REIT dividend requirements. Additionally, our financing agreements require us to maintain minimum levels of liquidity in order to satisfy certain financial covenants. We currently maintain, and seek to maintain, cash and liquidity to comply with minimum liquidity requirements under our financings, and we also maintain and seek to maintain excess cash and liquidity to, if necessary, reduce borrowings under our secured financings, including our repurchase agreements.

As of March 31, 2023, we had aggregate unfunded loan commitments of $1.7 billion which is comprised of funding for capital expenditures and construction, leasing costs, and interest and carry costs. The timing of these fundings will vary depending on the progress of capital projects, leasing, and cash flows at the properties securing our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan commitments over the remaining maximum term of the related loans, which have a weighted-average future funding period of 3.8 years.

We may from time to time utilize capital to retire, redeem or repurchase our equity or debt securities, term loans or other debt instruments through open market purchases, privately negotiated transactions or otherwise. Such repurchases, redemptions or retirements, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions or other factors.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of March 31, 2023 were as follows ($ in thousands):

	Payment Timing
	Total Obligations	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Unfunded loan commitments(1)	$1,659,306	$926,914	$650,998	$81,394	$-
Secured financings, term loan agreement, and debt related to real estate owned - principal and interest(2)	7,210,619	1,234,038	2,522,869	3,453,712	-
Total	$8,869,925	$2,160,952	$3,173,867	$3,535,106	$-

(1)
The allocation of our unfunded loan commitments is based on the earlier of our expected funding date and the commitment expiration date. As of March 31, 2023, we have $1.0 billion of expected or in-place financings to fund our remaining commitments.
(2)
The allocation of our secured financings and term loan agreement is based on the earlier of the fully extended maturity date of each individual borrowing or the maximum maturity date under the respective agreement, and assumes four loans with aggregate borrowings outstanding of $209.2 million that are in maturity default have an extended maturity date in 2023.
(3)
Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured financing agreements and one-month LIBOR or one-month term SOFR in effect as of March 31, 2023 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates will vary over time. Our floating rate loans and related liabilities are indexed to one-month LIBOR or one-month term SOFR. Totals exclude non-consolidated senior interests.

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

Loan Maturities

The following table summarizes the future scheduled repayments of principal based on fully extended maturity dates for the loan portfolio as of March 31, 2023 ($ in thousands):

Year	Unpaid Principal Balance(1)	Loan Commitment(1)
2023	370,927	370,927
2024	951,186	990,836
2025	1,020,112	1,061,494
2026	2,063,475	2,694,437
2027	2,551,275	3,478,816
Thereafter	435,823	455,594
Total	$7,392,798	$9,052,104

(1)
Excludes $262.5 million in principal balance of loans which are currently in maturity default and do not have any extension options remaining.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash for the three months ended March 31, 2023 and 2022, respectively ($ in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Net cash flows provided by operating activities	$19,507	$22,620
Net cash flows used in investing activities	(97,625)	(456,588)
Net cash flows provided by financing activities	196,060	566,972
Net increase in cash, cash equivalents, and restricted cash	$117,942	$133,004

We experienced a net increase in cash and cash equivalents and restricted cash of $117.9 million during the three months ended March 31, 2023, compared to a net increase of $133.0 million during the three months ended March 31, 2022.

During the three months ended March 31, 2023, we made initial fundings of $101.1 million of new loans and $204.6 million of advances on existing loans and made repayments on financings arrangements of $350.9 million. We received $599.0 million of proceeds from borrowings under our financing arrangements and received $207.8 million from loan repayments.

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our REIT taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of March 31, 2023, we were in compliance with all REIT requirements.

Refer to Note 13 to our consolidated financial statements for additional information about our income taxes.

Off-Balance Sheet Arrangements

As of March 31, 2023, we had no off-balance sheet arrangements.

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

The WARM method requires us to reference historical loan loss data from a comparable data set and apply such loss rate to each of our loans over their expected remaining term, taking into consideration expected economic conditions over the forecasted timeframe. Our general CECL reserve reflects our forecast of the current and future macroeconomic conditions that may impact the performance of the commercial real estate assets securing our loans and the borrower's ultimate ability to repay. These estimates include unemployment rates, price indices for commercial properties, and market liquidity, all of which may influence the likelihood and magnitude of potential credit losses for our loans during their anticipated term. Additionally, further adjustments may be made based upon loan positions senior to ours, the risk rating of a loan, whether a loan is a construction loan, or the economic conditions specific to the property type of a loan's underlying collateral.

To estimate an annual historical loss rate, we obtained historical loss rate data for loans most comparable to our loan portfolio from a commercial mortgage-backed securities database licensed by a third party, Trepp, LLC, which contains historical loss rates from January 1, 1999 through March 31, 2023.

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

For such loan we would separately measure the specific reserve for each loan by using the fair value of the loan's collateral. If the fair value of the loan's collateral is less than the carrying value of the loan, an asset-specific reserve is created as a component of our overall current expected credit loss reserve. Specific reserves are equal to the excess of a loan’s carrying value to the fair value of the collateral, less estimated costs to sell, if recovery of our investment is expected from the sale of the collateral.

If we have determined that a loan or a portion of a loan is uncollectible, we will write-off such portion of the loan through an adjustment to our current expected credit loss reserve. Significant judgment is required in determining impairment and in estimating the resulting credit loss reserve, and actual losses, if any, could materially differ from those estimates.

Real estate owned, net

We may assume legal title or physical possession of the underlying collateral of a defaulted loan through foreclosure. Foreclosed real estate owned, net is initially recorded at estimated fair value and is presented net of accumulated depreciation and impairment charges, if any, and the assets and liabilities are presented separately when legal title or physical possession is assumed. If the fair value of the foreclosed real estate is lower than the carrying value of the loan, the difference, along with any previously recorded specific CECL reserves, are recorded as a realized loss on foreclosure of real estate owned in the consolidated statement of operations. Conversely, if the fair value of the foreclosed real estate is greater than the carrying value of the loan, the difference, along with any previously recorded specific CECL reserves, are recorded as a realized gain on foreclosure of real estate owned in the consolidated statement of operations.

Acquisition of real estate is accounted for using the acquisition method under Accounting Standards Codification ("ASC") Topic 805, Business Combinations. We recognize and measure identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree, if applicable, based on their relative fair values. If applicable, we recognize and measure intangible assets and expense acquisition-related costs in the periods in which the costs are incurred and the services are received.

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

Real estate assets are evaluated for indicators of impairment on a quarterly basis. Factors that we may consider in our impairment analysis include, among others: (1) significant underperformance relative to historical or anticipated operating results; (2) significant negative industry or economic trends; (3) costs necessary to extend the life or improve the real estate asset; (4) significant increase in competition; and (5) ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows expected to be generated by the real estate asset over the estimated remaining holding period is less than the carrying amount of such real estate asset. Cash flows include operating cash flows and anticipated capital proceeds generated by the real estate asset. If the sum of such estimated cash flows is less than the carrying amount of the real estate asset, an impairment charge is recorded equal to the excess of the carrying value of the real estate asset over the fair value.

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

During 2022, the Federal Reserve began a campaign to combat inflation by increasing interest rates. By the end of 2022, the Federal Reserve had raised interest rates by a total of 4.25%. In 2023, the Federal Reserve raised rates another 0.50% and signaled the potential for further increases in coming quarters to the extent necessary to further combat inflation. Higher interest rates imposed by the Federal Reserve may continue to increase our interest expense and may impact the ability of our borrowers to service their debt and reduce the value of CRE collateral underlying our loans.

The following table illustrates the impact on our interest income and interest expense for the twelve-month period following March 31, 2023, assuming a decrease in one-month LIBOR or SOFR of 50 and 100 basis points and an increase in one-month LIBOR or SOFR of 50 and 100 basis points in the applicable interest rate benchmark (based on one-month LIBOR of 4.86% and one-month term SOFR of 4.80% as of March 31, 2023 ($ in thousands):

Assets (Liabilities)		Decrease		Increase
Subject to Interest Rate Sensitivity	Change in	100 Basis Points	50 Basis Points	50 Basis Points	100 Basis Points
$1,584,434	Net interest income	$(13,113)	$(6,557)	$6,557	$13,113
	Net interest income per share	$(0.09)	$(0.05)	$0.05	$0.09

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

The United States Federal Reserve has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. The Federal Reserve, in conjunction with the Alternative Reference Rate Committee (the "ARRC"), a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR could result in higher interest costs for us, which could have a material adverse effect on our operating results.

As of March 31, 2023, 47% of our loans by unpaid principal balance earned a floating rate of interest indexed to one-month LIBOR and 23% of our outstanding floating rate financing arrangements bear interest indexed to one-month LIBOR. All of our LIBOR-based arrangements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued. We are currently working with our borrowers and lenders to transition our loans and financing arrangements, respectively, to be indexed to one-month SOFR.

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

Capital Markets Risks

We are exposed to risks related to the equity and debt capital markets and our related ability to raise capital through the issuance of our common stock or other debt or equity-related instruments. As a REIT, we are required to distribute a significant portion of our REIT taxable income annually, which constrains our ability to retain and accumulate operating earnings and therefore requires us to utilize debt or equity capital to finance the growth of our business. We seek to mitigate these risks by monitoring the debt and equity capital markets, the maturity profile of our in-place loan portfolio related to secured financings, and future funding requirements on our loan portfolio to inform our decisions on the amount, timing, and terms of capital we raise.

Each of the repurchase agreements contain “margin maintenance” provisions, which are designed to allow the lender to require the delivery of cash or other assets to reduce the financing amount against the loans that have been deemed to have experienced a diminution in value. A substantial deterioration in the commercial real estate capital markets may negatively impact the value of assets financed with lenders that have margin maintenance provisions in their facilities. Certain of our repurchase agreements permit valuation adjustments solely as a result of collateral-specific credit events, while other repurchase agreements contain provisions also allowing our lenders to make margin calls upon the occurrence of adverse changes in the markets or as a result of interest rate or spread fluctuations, subject to minimum thresholds, among other factors. As of March 31, 2023, we have not received any margin calls under any of our repurchase agreements.

During the quarter ended March 31, 2023, there was significant volatility in the banking sector resulting from several regional bank failures. While we neither maintained nor maintain any accounts at these failed banks, substantially all of our cash and cash equivalents currently on deposit with major financial institutions exceed insured limits. Such deposits are redeemable upon demand and are maintained with financial institutions with strong credit profiles and we therefore believe bear minimal risk. Further, we do not and have not had any financing relationships with any of the banks that have recently failed, and thus none of our future fundings are subject to the risk that one of the failed banks will not fund.

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

Counterparty Risk

The nature of our business requires us to hold cash and cash equivalents with various financial institutions, as well as obtain financing from various financial institutions. This exposes us to the risk that these financial institutions may not fulfill their obligations to us under various contractual arrangements. We mitigate this exposure by depositing our cash and cash equivalents and entering into financing agreements with high credit-quality institutions.

Our relationships with our lenders subject us to counterparty risks including the risk that a counterparty is unable to fund undrawn credit capacity, particularly if such counterparty enters bankruptcy. We seek to manage this risk by diversifying our financing sources across counterparties and financing types and generally obtaining financing from high credit quality institutions.

The nature of our loans and other investments also exposes us to the risk that our borrowers are unable to execute their business plans, and as a result do not make required interest and principal payments on scheduled due dates, as well as the impact of our borrowers’ tenants not making scheduled rent payments when contractually due. We seek to manage this risk through a comprehensive credit analysis prior to making an investment and rigorous monitoring of our borrowers’ progress in executing their business plans as well as market conditions that may affect the underlying collateral, through our asset management process. Each loan is structured with various lender protections that are designed to prevent fraudulent behavior or other bad acts by borrowers, as well as require borrowers to adhere to their stated business plans while the loan is outstanding. Such protections may include, without limitation: cash management accounts, “bad boy” carveout guarantees, completion guarantees, guarantor minimum net worth and liquidity requirements, approval rights over major decisions, and performance tests throughout the loan term.

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

Although not required, if applicable, we may hedge any currency exposures. However, such currency hedging strategies may not eliminate all of our currency risk due to, among other things, uncertainties in the timing and/or amount of payments received on the related investments and/or unequal, inaccurate or unavailability of hedges to perfectly offset changes in future exchange rates. Additionally, we may be required under certain circumstances to collateralize our currency hedges for the benefit of the hedge counterparty, which could adversely affect our liquidity.

Real Estate Risk

The market values of loans secured directly or indirectly by CRE assets are subject to volatility and may be adversely affected by a number of factors, including, but not limited to, the impacts of the COVID-19 pandemic, national, regional, local and foreign economic conditions (which may be adversely affected by industry slowdowns and other factors); regional or local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; changes to building or similar codes and regulatory requirements (such as rent control); and changes in real property tax rates. In addition, decreases in property values reduce the value of the loan collateral and the potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses. We seek to manage these risks through our underwriting, loan structuring, financing structuring and asset management processes.

Financing Risk

We finance our business through a variety of means, including the syndication of non-consolidated senior interests, notes payable, borrowings under our repurchase and participation facilities, the syndication of pari passu portions of our loans, the syndication of senior participations in our originated senior loans, and our secured term loan. Over time, as market conditions change, we may use other forms of financing in addition to these methods of financing. Weakness or volatility in the debt capital markets, the CRE and mortgage markets, changes in regulatory requirements, and the economy generally, in particular as a result of the COVID-19 pandemic, and recent rapid increase in interest rates that central banks are using to combat inflation and the resulting market disruptions therefrom could adversely affect one or more of our lenders or potential lenders and could cause one or more of our lenders or potential lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing or otherwise offer unattractive terms for that financing. In addition, we may seek to finance our business through the issuance of our common stock or other equity or equity-related instruments, though there is no assurance that such financing will be available on a timely basis with attractive terms, or at all.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As of March 31, 2023, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2023, we were not involved in any material legal proceedings. Refer to Note 14 to our consolidated financial statements for information on our commitments and contingencies.

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

10.1*	First Amendment to Amended and Restated Repurchase and Securities Contract Agreement, dated as of May 31, 2022, by and between CMTG GS Finance LLC and Goldman Sachs Bank USA.

10.2*

Second Amendment to Amended and Restated Repurchase and Securities Contract Agreement and First Amendment to Amended and Restated Guarantee Agreement, dated as of January 13, 2023, by and between CMTG GS Finance LLC and Goldman Sachs Bank USA.

10.3*	First Amendment to Guaranty made by Claros Mortgage Trust, Inc. in favor of Barclays Bank PLC, dated as of February 21, 2023.

10.4*

Third Amendment to Amended and Restated Uncommitted Master Repurchase Agreement and First Amendment to Guarantee Agreement, dated as of March 10, 2023, by and between CMTG JP Finance LLC and JPMorgan Chase Bank, National Association.

10.5*	Tenth Amendment to Master Repurchase and Securities Contract Agreement, dated as of January 25, 2022, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC.

10.6*	Eleventh Amendment to Master Repurchase and Securities Contract Agreement, dated as of January 26, 2023, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC.

10.7*	Twelfth Amendment to Master Repurchase and Securities Contract Agreement and First Amendment to Guaranty, dated as of March 16, 2023, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC.

10.8*	First Amendment to Guaranty made by Claros Mortgage Trust, Inc. in favor of Deutsche Bank AG, New York Branch, dated as of August 17, 2022.

10.9*	Second Amendment to Guaranty made by Claros Mortgage Trust, Inc. in favor of Deutsche Bank AG, New York Branch, dated as of March 28, 2023.

10.10*	First Amendment to Loan Guaranty by and among the subsidiary guarantors named therein and JPMorgan Chase Bank, N.A., dated as of March 29, 2023.

10.11*	Amended and Restated Master Purchase Agreement, dated as of August 17, 2022, by and between CMTG DB Finance LLC and Deutsche Bank AG, New York Branch.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Claros Mortgage Trust, Inc.

Date: May 2, 2023	By:	/s/ Richard J. Mack
Richard J. Mack
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 2, 2023	By:	/s/ Jai Agarwal
Jai Agarwal
Chief Financial Officer (Principal Financial and Accounting Officer)