Form 10-Q/A
period 2023-03-31
Claros Mortgage Trust, Inc.
filed 2023-08-01
CIK 1666291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Former name, former address and former fiscal year, if changed since last report: N/A

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

EXPLANATORY NOTE

Claros Mortgage Trust, Inc. is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend its original Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (the “Original Form 10-Q”), originally filed with the Securities and Exchange Commission (the “SEC”) on May 2, 2023, for the sole purpose of including revised Exhibits 31.1 and 31.2, which replace the previously filed versions of those exhibits, to correct an inadvertent omission of certain language from paragraph 4 of the Exhibit 31.1 and Exhibit 31.2 certifications filed with the Original Form 10-Q.

This Amendment contains only the Cover Page to this Amendment, this Explanatory Note, Item 6, the Signature Page, and the certifications attached to this Amendment as Exhibits 31.1 and 31.2. No other changes have been made to the Original Form 10-Q. This Amendment speaks as of the original filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-Q.

Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q and our other filings with the SEC. The filing of this Amendment is not an admission that the Original Form 10-Q, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART II—OTHER INFORMATION

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Amendment.

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

10.1	First Amendment to Amended and Restated Repurchase and Securities Contract Agreement, dated as of May 31, 2022, by and between CMTG GS Finance LLC and Goldman Sachs Bank USA.

10.2

Second Amendment to Amended and Restated Repurchase and Securities Contract Agreement and First Amendment to Amended and Restated Guarantee Agreement, dated as of January 13, 2023, by and between CMTG GS Finance LLC and Goldman Sachs Bank USA.

10.3	First Amendment to Guaranty made by Claros Mortgage Trust, Inc. in favor of Barclays Bank PLC, dated as of February 21, 2023.

10.4

Third Amendment to Amended and Restated Uncommitted Master Repurchase Agreement and First Amendment to Guarantee Agreement, dated as of March 10, 2023, by and between CMTG JP Finance LLC and JPMorgan Chase Bank, National Association.

10.5	Tenth Amendment to Master Repurchase and Securities Contract Agreement, dated as of January 25, 2022, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC.

10.6	Eleventh Amendment to Master Repurchase and Securities Contract Agreement, dated as of January 26, 2023, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC.

10.7	Twelfth Amendment to Master Repurchase and Securities Contract Agreement and First Amendment to Guaranty, dated as of March 16, 2023, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC.

10.8	First Amendment to Guaranty made by Claros Mortgage Trust, Inc. in favor of Deutsche Bank AG, New York Branch, dated as of August 17, 2022.

10.9	Second Amendment to Guaranty made by Claros Mortgage Trust, Inc. in favor of Deutsche Bank AG, New York Branch, dated as of March 28, 2023.

10.10	First Amendment to Loan Guaranty by and among the subsidiary guarantors named therein and JPMorgan Chase Bank, N.A., dated as of March 29, 2023.

10.11	Amended and Restated Master Purchase Agreement, dated as of August 17, 2022, by and between CMTG DB Finance LLC and Deutsche Bank AG, New York Branch.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Claros Mortgage Trust, Inc.

Date: August 1, 2023	By:	/s/ Richard J. Mack
Richard J. Mack
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 1, 2023	By:	/s/ Jai Agarwal
Jai Agarwal
Chief Financial Officer (Principal Financial and Accounting Officer)