Form 10-Q
period 2023-06-30
Claros Mortgage Trust, Inc.
filed 2023-08-01
CIK 1666291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 1, 2023, the registrant had 138,385,904 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Claros Mortgage Trust, Inc.

Consolidated Balance Sheets

(unaudited, in thousands, except share data)

	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$253,055	$306,456
Restricted cash	32,035	41,703
Loan principal payments held by servicer	641	-
Loans receivable held-for-investment	7,520,017	7,489,074
Less: current expected credit loss reserve	(103,651)	(128,647)
Loans receivable held-for-investment, net	7,416,366	7,360,427
Equity method investment	42,547	41,880
Real estate owned, net	522,427	401,189
Other assets	133,533	89,858
Total assets	$8,400,604	$8,241,513

Liabilities and Equity
Repurchase agreements	$4,043,983	$3,966,859
Term participation facility	346,140	257,531
Loan participations sold, net	264,082	263,798
Notes payable, net	218,373	149,521
Secured term loan, net	713,975	736,853
Debt related to real estate owned, net	289,651	289,389
Other liabilities	61,909	59,223
Dividends payable	52,424	52,001
Management fee payable - affiliate	9,641	9,867
Total liabilities	6,000,178	5,785,042

Commitments and contingencies - Note 14

Equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 138,385,904 and 140,055,714 shares issued and 138,385,904 and 138,376,144 shares outstanding at June 30, 2023 and December 31, 2022, respectively	1,400	1,400
Additional paid-in capital	2,720,168	2,712,316
Accumulated deficit	(321,142)	(257,245)
Total equity	2,400,426	2,456,471
Total liabilities and equity	$8,400,604	$8,241,513

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Operations

(unaudited, in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue
Interest and related income	$180,735	$98,993	$344,901	$189,687
Less: interest and related expense	119,676	46,871	225,703	86,451
Net interest income	61,059	52,122	119,198	103,236
Revenue from real estate owned	19,866	17,118	30,829	23,931
Total net revenue	80,925	69,240	150,027	127,167

Expenses
Management fees - affiliate	9,641	9,843	19,297	19,650
Incentive fees - affiliate	-	-	1,558	-
General and administrative expenses	4,492	4,748	9,417	9,091
Stock-based compensation expense	4,395	604	7,761	604
Real estate owned:
Operating expenses	11,269	10,536	21,268	18,316
Interest expense	5,865	2,719	11,309	5,303
Depreciation	2,092	1,998	4,150	3,938
Total expenses	37,754	30,448	74,760	56,902

Realized gain on sale of loan	-	30,090	-	30,090
Proceeds from interest rate cap	1,495	-	2,678	-
Unrealized (loss) gain on interest rate cap	(259)	2,837	(1,662)	2,837
(Loss) income from equity method investment	(895)	-	668	-
Gain on extinguishment of debt	2,217	-	2,217	-
Provision for current expected credit loss reserve	(41,476)	(8,530)	(38,237)	(10,632)

Net income	4,253	63,189	40,931	92,560
Net loss attributable to non-controlling interests	-	(45)	-	(86)
Net income attributable to common stock	$4,253	$63,234	$40,931	$92,646

Net income per share of common stock:
Basic and diluted	$0.02	$0.45	$0.28	$0.66
Weighted-average shares of common stock outstanding:
Basic and diluted	138,399,446	139,637,949	138,392,666	139,675,019

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Changes in Equity

(unaudited, in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total Equity
Balance at December 31, 2022	138,376,144	$1,400	$2,712,316	$(257,245)	$2,456,471
Stock-based compensation expense	-	-	3,409	-	3,409
Dividends declared	-	-	-	(52,404)	(52,404)
Net income	-	-	-	36,678	36,678
Balance at March 31, 2023	138,376,144	$1,400	$2,715,725	$(272,971)	$2,444,154
Stock-based compensation expense	9,760	-	4,443	-	4,443
Dividends declared	-	-	-	(52,424)	(52,424)
Net income	-	-	-	4,253	4,253
Balance at June 30, 2023	138,385,904	$1,400	$2,720,168	$(321,142)	$2,400,426

	Common Stock		Additional Paid-In	Accumulated	Non-Controlling
	Shares	Par Value	Capital	Deficit	Interests	Total Equity
Balance at December 31, 2021	139,840,088	$1,400	$2,726,190	$(160,959)	$37,636	$2,604,267
Repurchased Shares	(186,289)	-	(3,179)	-	-	(3,179)
Contributions from non-controlling interests	-	-	-	-	539	539
Offering costs	-	-	(30)	-	-	(30)
Dividends declared	-	-	-	(51,672)	-	(51,672)
Net income (loss)	-	-	-	29,412	(41)	29,371
Balance at March 31, 2022	139,653,799	$1,400	$2,722,981	$(183,219)	$38,134	$2,579,296
Repurchased Shares	(33,721)	-	(592)	-	-	(592)
Contributions from non-controlling interests	-	-	-	-	367	367
Stock-based compensation expense	-	-	604	-	-	604
Dividends declared	-	-	-	(52,458)	-	(52,458)
Net income (loss)	-	-	-	63,234	(45)	63,189
Balance at June 30, 2022	139,620,078	$1,400	$2,722,993	$(172,443)	$38,456	$2,590,406

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities
Net income	$40,931	$92,560
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of origination fees on loans receivable	(10,586)	(10,495)
Accretion of origination fees on interests in loans receivable	-	(204)
Amortization of deferred financing costs	11,973	9,480
Non-cash stock-based compensation expense	7,852	604
Depreciation on real estate owned	4,150	3,938
Unrealized loss (gain) on interest rate cap	1,662	(2,837)
Income from equity method investment	(668)	-
Gain on extinguishment of debt	(2,217)	-
Realized gain on sale of loan	-	(30,090)
Non-cash advances on loans receivable in lieu of interest	(40,837)	(31,282)
Non-cash advances on interests in loans receivable in lieu of interest	-	(2,427)
Non-cash advances on secured financings in lieu of interest	1,150	37
Repayment of non-cash advances on loans receivable in lieu of interest	7,738	18,233
Repayment of non-cash advances on interests in loans receivable in lieu of interest	-	13,178
Provision for current expected credit loss reserve	38,237	10,632
Changes in operating assets and liabilities:
Other assets	(18,423)	133
Other liabilities	1,174	798
Management fee payable - affiliate	(226)	(140)
Net cash provided by operating activities	41,910	72,118

Cash flows from investing activities
Loan originations, acquisitions and advances, net of fees	(449,716)	(1,549,431)
Advances of interests in loans receivable	-	(14,653)
Repayments of loans receivable	251,435	891,755
Repayments of interests in loans receivable	-	165,468
Proceeds from sale of mortgage loan receivable	-	132,151
Extension and exit fees received from loans receivable	1,585	3,652
Extension and exit fees received from interests in loans receivable	-	502
Cash and restricted cash acquired from assignment-in-lieu of foreclosure of real estate owned	256	-
Payment of transaction costs from assignment-in-lieu of foreclosure of real estate owned	(6,611)	-
Reserves and deposits held for loans receivable	1	(220)
Capital expenditures on real estate owned	(1,056)	(1,744)
Net cash used in investing activities	(204,106)	(372,520)

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended
	June 30, 2023	June 30, 2022
Cash flows from financing activities
Repurchase of common stock	-	(3,771)
Contributions from non-controlling interests	-	906
Offering costs	-	(300)
Dividends paid	(104,405)	(103,413)
Proceeds from secured financings	649,804	1,507,903
Payment of deferred financing costs	(6,137)	(13,208)
Repayments of secured financings	(417,011)	(920,306)
Repayments of secured term loan	(23,124)	(3,814)
Net cash provided by financing activities	99,127	463,997

Net (decrease) increase in cash, cash equivalents and restricted cash	(63,069)	163,595
Cash, cash equivalents and restricted cash, beginning of period	348,159	334,136
Cash, cash equivalents and restricted cash, end of period	$285,090	$497,731

Cash and cash equivalents, end of period	$253,055	$461,002
Restricted cash, end of period	32,035	36,729
Cash, cash equivalents and restricted cash, end of period	$285,090	$497,731

Supplemental disclosure of cash flow information:
Cash paid for interest	$222,751	$79,859
Supplemental disclosure of non-cash investing and financing activities:
Dividends accrued	$52,424	$52,458
Loan principal payments held by servicer	$641	$22,506
Accrued deferred financing costs	$3,750	$3,938
Deposits applied against sale proceeds	$-	$14,761
Real estate acquired in assignment-in-lieu of foreclosure	$124,332	$-
Lease intangibles, net acquired in assignment-in-lieu of foreclosure	$20,080	$-
Working capital acquired in assignment-in-lieu of foreclosure	$(2,392)	$-
Settlement of loans receivable in assignment-in-lieu of foreclosure	$(208,797)	$-
Accrued assignment-in-lieu of foreclosure transaction costs	$414	$-

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

These unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of our financial position, results of operations and cash flows have been included. Our results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year or any other future period.

We consolidate all entities that are controlled either through majority ownership or voting rights. We also identify entities for which control is achieved through means other than through voting rights (a variable interest entity or "VIE") using the analysis as set forth in Accounting Standards Codification ("ASC") 810, Consolidation of Variable Interest Entities, and determine when and which variable interest holder, if any, should consolidate the VIE. We have no consolidated variable interest entities as of June 30, 2023 and December 31, 2022. All significant intercompany transactions and balances have been eliminated in consolidation.

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

To estimate an annual historical loss rate, we obtained historical loss rate data for loans most comparable to our loan portfolio from a commercial mortgage-backed securities database licensed by a third party, Trepp, LLC, which contains historical loss rates from January 1, 1999 through June 30, 2023.

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
4.
High Risk/Potential for Loss: A loan that has a risk of realizing a principal loss
5.
Impaired/Loss Likely: A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss

Specific CECL Reserve

In certain circumstances we may determine that a loan is no longer suited for the WARM method due to its unique risk characteristics or where we have deemed the borrower/sponsor to be experiencing financial difficulty and the repayment of the loan’s principal is collateral-dependent. We may instead elect to employ different methods to estimate loan losses that also conform to ASU 2016-13 and related guidance. For such loan we would separately measure the specific reserve for each loan by using the fair value of the loan's collateral. If the fair value of the collateral is less than the carrying value of the loan, an asset-specific reserve is created as a component of our overall current expected credit loss reserve. Specific reserves are equal to the excess of a loan’s carrying value to the fair value of the collateral, less estimated costs to sell, if recovery of our investment is expected from the sale of the collateral.

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

For additional information on our General and Specific CECL Reserve please refer to Note 3—"Loans Portfolio—Current Expected Credit Losses”.

Real Estate Owned (and Related Debt)

We may assume legal title or physical possession of the underlying collateral of a defaulted loan through foreclosure or a deed-in-lieu or an assignment-in-lieu of foreclosure. If we intend to hold, operate or develop the property for a period of at least 12 months, the asset is classified as real estate owned, net. If we intend to market a property for sale in the near subsequent term, the asset is classified as real estate held for sale. Real estate owned is initially recorded at estimated fair value and is subsequently presented net of accumulated depreciation. Depreciation is computed using a straight-line method over estimated useful lives ranging from 5 to 40 years.

We account for acquisitions of real estate, including foreclosures, deed-in-lieu of foreclosures, or assignment-in-lieu of foreclosures, in accordance with ASC 805, Business Combinations, which first requires that we determine if the real estate investment is the acquisition of an asset or a business combination. Under this model, we identify and determine the fair value of any assets acquired and liabilities assumed. This generally results in the allocation of the purchase price to the assets acquired and liabilities assumed based on the relative fair values of each respective asset and liability. Debt related to real estate owned is non-recourse to us and is initially recorded at its estimated fair value at the time of foreclosure, deed-in-lieu of foreclosure, or assignment-in-lieu of foreclosure.

Assets acquired and liabilities assumed generally may include land, building, building improvements, tenant improvements, furniture, fixtures and equipment, mortgages payable, and identified intangible assets and liabilities, which generally consists of above or below market leases values, in-place lease values, and other lease-related values. In estimating fair values for allocating the purchase price of our real estate owned, we may utilize various methods, including a market approach, which considers recent sales of similar properties, adjusted for differences in location and state of the physical asset, or a replacement cost approach, which considers the composition of physical assets acquired, adjusted based on industry standard information and the remaining useful life of the acquired property. In estimating fair values of intangible assets acquired or liabilities assumed, we consider the estimated cost of leasing our real estate owned assuming the property was vacant, the value of the current lease agreements relative to market-rate leases, and the estimation of total lease-up time including lost rents. In-place, above market, and other lease intangibles, net and below market lease values, net, are included within other assets and other liabilities, respectively, on our consolidated balance sheets. Amortization of in-place and other lease intangibles is recognized in depreciation expense on our consolidated statement of operations. Amortization of above and below market lease values is recognized in revenue from real estate owned on our consolidated statement of operations.

Real estate assets are evaluated for indicators of impairment on a quarterly basis. Factors that we may consider in our impairment analysis include, among others: (1) significant underperformance relative to historical or anticipated operating results; (2) significant negative industry or economic trends; (3) costs necessary to extend the life or improve the real estate asset; (4) significant increase in competition; and (5) ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows expected to be generated by the real estate asset over the estimated remaining holding period is less than the carrying amount of such real estate asset. Cash flows include operating cash flows and anticipated capital proceeds generated by the real estate asset. If the sum of such estimated undiscounted cash flows is less than the carrying amount of the real estate asset, an impairment charge is recorded equal to the excess of the carrying value of the real estate asset over the fair value. When determining the fair value of a real estate asset, we make certain assumptions including, but not limited to, consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon our estimate of a capitalization rate and discount rate. There were no impairments of our real estate assets through June 30, 2023.

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

At each reporting period we assess whether there are any indicators of other than temporary impairment of our equity investments. There were no other than temporary impairments of our equity method investment through June 30, 2023.

Derivative Financial Instruments

In the normal course of business, we are exposed to the effect of interest rate changes and may undertake one or more strategies to limit these risks through the use of derivatives. We may use derivatives to reduce the impact that increases in interest rates will have on our floating rate liabilities, which may consist of interest rate swaps, interest rate caps, collars, and floors. We may also use derivatives to reduce the impact that decreases in interest rates will have on our floating rate assets.

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

Revenue Recognition

Interest income from loans receivable is recorded on the accrual basis based on the unpaid principal balance and the contractual terms of the loans. Fees, premiums, discounts and direct costs associated with these loans are initially deferred and recognized as an adjustment to unpaid principal balance until the loan is advanced and are then amortized or accreted into interest income over the term of the loan as an adjustment to yield using the effective interest method based on expected cash flows through the expected recovery period. Income accrual may be suspended for loans when we determine that the payment of income and/or principal is no longer probable. Once income accrual is suspended, any previously recognized interest income deemed uncollectible is reversed against interest income. Factors considered when making this determination include our assessment of the underlying collateral value, delinquency in excess of 90 days, and overall market conditions. While on non-accrual status, based on our estimation as to collectability of principal, loans are either accounted for on a cash basis, where interest income is recognized only upon actual receipt of cash, or on a cost-recovery basis, where all cash receipts reduce a loan's carrying value. If and when a loan is brought back into compliance with its contractual terms, and our Manager has determined that the borrower has demonstrated an ability and willingness to continue to make contractually required payments related to the loan, we resume accrual of interest.

Revenue from real estate owned represents revenues associated with the operations of hotel and mixed-use properties classified as real estate owned. Revenue from the operations of the hotel properties is recognized when guestrooms are occupied, services have been rendered or fees have been earned. Hotel revenues consist of room sales, food and beverage sales and other hotel revenues and are recorded net of any discounts, sales and other taxes collected from customers.

Revenue from the operations of the mixed-use property is derived from lease agreements with tenants, which generally provide for fixed rent payments recognized on a straight-line basis over the lease term. Variable lease payments, including reimbursement of certain operating expenses and miscellaneous fees, are recognized when earned. These reimbursements represent revenue attributable to non-lease components for which the timing and pattern of recognition is the same for lease components. We use the practical expedient, which allows us to account for lease and non-lease components as a single component for all classes of underlying assets. For the three and six months ended June 30, 2023, we did not record any fixed or variable lease revenues related to our mixed-use property. During the comparable prior periods, we did not own our mixed-use property. We periodically evaluate the collectability of tenant receivables for payments required under the lease agreements. If we determine that collectability is not probable, we recognize any difference between revenue recognized to date and payments that have been collected from the tenant to date as a current period adjustment to revenue from real estate owned.

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
Note 3. Loans Portfolio

Loans Receivable

Our loans receivable portfolio as of June 30, 2023 was comprised of the following loans ($ in thousands, except for number of loans):

	Number of Loans	Loan Commitment(1)	Unpaid Principal Balance	Carrying Value (2)	Weighted Average Spread(3)	Weighted Average Interest Rate(4)
Loans receivable held-for-investment:
Variable:
Senior loans(5)	70	$8,882,107	$7,383,503	$7,306,817	+ 4.03%	8.84%
Subordinate loans	1	30,200	29,903	30,054	+ 12.86%	18.01%
	71	8,912,307	7,413,406	7,336,871	+ 4.06%	8.88%
Fixed:
Senior loans(5)	2	$20,167	$20,167	$20,366	N/A	8.26%
Subordinate loans	2	125,927	125,927	124,827	N/A	8.44%
	4	146,094	146,094	145,193		8.41%
Total/Weighted Average	75	$9,058,401	$7,559,500	$7,482,064	N/A	8.87%
General CECL reserve				(65,698)
Loans receivable held-for-investment, net				$7,416,366

(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Net of specific CECL reserve of $38.0 million.
(3)
The weighted average spread is expressed as a spread over the relevant floating benchmark rates. One-month term Secured Overnight Financing Rate ("SOFR") as of June 30, 2023 was 5.14%. Weighted average is based on outstanding principal as of June 30, 2023. For loans placed on non-accrual, the spread used in calculating the weighted average spread is 0%.
(4)
Reflects the weighted average interest rate based on the applicable floating benchmark rate (if applicable), including SOFR floors (if applicable). Weighted average is based on outstanding principal as of June 30, 2023 and includes loans on non-accrual status. For loans placed on non-accrual, the spread used in calculating the weighted average spread is 0%.
(5)
Senior loans include senior mortgages and similar loans, including related contiguous subordinate loans (if any), and pari passu participations in senior mortgage loans. During the six months ended June 30, 2023, we acquired the senior mortgage for a subordinate loan with an unpaid principal balance of $32.9 million at December 31, 2022 and now classify the loan as senior.

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
(3)
The weighted average is expressed as a spread over the relevant floating benchmark rates. One-month London Interbank Offered Rate ("LIBOR") and SOFR as of December 31, 2022 were 4.39% and 4.36%, respectively. Weighted average is based on unpaid principal balance as of December 31, 2022. For loans placed on non-accrual, the spread used in calculating the weighted average spread is 0%.
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

Activity relating to the loans receivable portfolio for the six months ended June 30, 2023 ($ in thousands):

	Unpaid Principal Balance	Deferred Fees	Specific CECL Reserve	Carrying Value (1)
Balance at December 31, 2022	$7,538,525	$(49,451)	$(60,300)	$7,428,774
Initial funding of new loan originations and acquisitions	101,059	-	-	101,059
Advances on existing loans	348,657	-	-	348,657
Non-cash advances in lieu of interest	39,870	967	-	40,837
Origination fees, extension fees and exit fees	-	(1,585)	-	(1,585)
Repayments of loans receivable	(252,076)	-	-	(252,076)
Repayments of non-cash advances in lieu of interest	(7,738)	-	-	(7,738)
Accretion of fees	-	10,586	-	10,586
Specific CECL Allowance	-	-	(44,588)	(44,588)
Transfer to real estate owned, net	(208,797)	-	66,935	(141,862)
Balance at June 30, 2023	$7,559,500	$(39,483)	$(37,953)	$7,482,064
General CECL reserve				$(65,698)
Carrying Value				$7,416,366

(1)
Balance at December 31, 2022 does not include general CECL reserve.

Through CMTG/TT Mortgage REIT LLC ("CMTG/TT"), a previously consolidated joint venture, we held a 51% interest in $78.5 million of subordinate loans secured by land in New York, which had been on non-accrual status since October 2021. During the third quarter of 2022, we directly acquired the senior position of the loan of $73.5 million and converted the whole loan from a land loan into a construction loan to finance the development of a hotel. The borrower simultaneously committed additional equity to the project. Immediately following the conversion of the loan, we own $115.3 million of total loan commitments, of which $78.5 million has been funded and is included in loans receivable held-for-investment on our consolidated balance sheet as of June 30, 2023, as well as 51% of the remaining $78.5 million of subordinate loans held through CMTG/TT which is accounted for under the equity method of accounting on our consolidated financial statements. See Note 4 - Equity Method Investment for further detail.

In the second quarter of 2022, we modified a loan with a borrower who was experiencing financial difficulties, resulting in a decrease in the index rate floor from 1.57% to 1.00% and modified extension requirements. During the six months ended June 30, 2023, we further modified this loan to provide for a maturity extension to September 18, 2023. As of June 30, 2023, the loan had an amortized cost basis of $87.8 million and represents approximately 1.2% of total loans receivable held-for-investment, net. The loan is considered in determining the general CECL reserve. As of June 30, 2023, the borrower is current on all contractually obligated payments.

Concentration of Risk

The following table presents our loans receivable portfolio by loan type, as well as property type and geographic location of the properties collateralizing these loans as of June 30, 2023 and December 31, 2022 ($ in thousands):

	June 30, 2023		December 31, 2022
Loan Type	Carrying Value (1)	Percentage	Carrying Value (2)	Percentage
Senior loans(3)	$7,327,183	98%	$7,241,159	97%
Subordinate loans	154,881	2%	187,615	3%
	$7,482,064	100%	$7,428,774	100%
General CECL reserve	$(65,698)		$(68,347)
	$7,416,366		$7,360,427

Property Type	Carrying Value (1)	Percentage	Carrying Value (2)	Percentage
Multifamily	$3,043,063	41%	$3,044,892	41%
Hospitality	1,528,379	20%	1,551,946	20%
Office	1,096,869	15%	1,086,018	15%
Land	557,757	8%	426,645	6%
Mixed-Use (4)	454,759	6%	615,599	8%
Other	406,851	5%	269,464	4%
For Sale Condo	394,386	5%	434,210	6%
	$7,482,064	100%	$7,428,774	100%
General CECL reserve	$(65,698)		$(68,347)
	$7,416,366		$7,360,427

Geographic Location	Carrying Value (1)	Percentage	Carrying Value (2)	Percentage
United States
West	$2,557,819	34%	$2,450,710	33%
Northeast	1,920,193	26%	1,999,648	27%
Southeast	1,086,020	15%	1,008,590	14%
Mid Atlantic	737,585	10%	809,908	11%
Southwest	706,511	9%	694,887	9%
Midwest	470,436	6%	461,531	6%
Other	3,500	0%	3,500	0%
	$7,482,064	100%	$7,428,774	100%
General CECL reserve	$(65,698)		$(68,347)
	$7,416,366		$7,360,427

(1)
Net of specific CECL reserve of $38.0 million at June 30, 2023.
(2)
Net of specific CECL reserve of $60.3 million at December 31, 2022.
(3)
Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans and pari passu participations in senior mortgage loans.
(4)
At June 30, 2023, mixed-use comprises of 3% office, 1% retail, 1% multifamily, and immaterial for for sale condo and hospitality components. At December 31, 2022, mixed-use comprises of 4% office, 2% retail, 1% for sale condo, 1% multifamily, and immaterial hospitality and signage components.

Interest Income and Accretion

The following table summarizes our interest and accretion income from loans receivable held-for-investment, from interests in loans receivable held-for-investment, and from interest on cash balances, for the three and six months ended June 30, 2023 and 2022, respectively ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Coupon interest	$171,018	$92,461	$327,634	$178,645
Interest on cash, cash equivalents, and other income	4,378	341	6,681	343
Accretion of fees	5,339	6,191	10,586	10,699
Total interest and related income(1)	$180,735	$98,993	$344,901	$189,687

(1)
We recognized $0.0 and $0.3 million in pre-payment penalties and accelerated fees during the three and six months ended June 30, 2023, respectively. We recognized $0.9 and $0.9 million in pre-payment penalties and accelerated fees during the three and six months ended June 30, 2022, respectively.

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

The following tables allocate the principal balance and carrying value of the loans receivable based on our internal risk ratings as of June 30, 2023 and December 31, 2022 ($ in thousands):

June 30, 2023
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value (1)	% of Total of Carrying Value
1	0	$-	$-	0%
2	2	196,486	194,840	3%
3	57	5,921,884	5,889,606	79%
4	13	1,297,994	1,292,858	17%
5	3	143,136	104,760	1%
	75	$7,559,500	$7,482,064	100%
General CECL reserve			(65,698)
			$7,416,366

(1)
Net of specific CECL reserve of $38.0 million.

December 31, 2022
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value (1)	% of Total of Carrying Value
1	-	$-	$-	0%
2	1	927	913	0%
3	63	6,181,207	6,136,300	83%
4	10	1,005,345	1,001,235	13%
5	3	351,046	290,326	4%
	77	$7,538,525	$7,428,774	100%
General CECL reserve			(68,347)
			$7,360,427

(1)
Net of specific CECL reserve of $60.3 million.

As of June 30, 2023 and December 31, 2022, the average risk rating of our portfolio was 3.2 and 3.2, respectively, weighted by unpaid principal balance.

The following table presents the carrying value and significant characteristics of our loans receivable on non-accrual status as of June 30, 2023 ($ in thousands):

Property Type	Location	Risk Rating	Unpaid Principal Balance	Carrying Value Before Specific CECL Reserve	Specific CECL Reserve	Net Carrying Value	Interest Recognition Method / as of Date
Land (1)	VA	4	$150,306	$150,306	$-	$150,306	Cost Recovery/ 1/1/2023
Multifamily	CA	5	138,709	138,288	(37,069)	101,219	Cost Recovery/ 12/1/2022 (2)
Office	CA	4	112,442	112,163	-	112,163	Cash Basis/ 4/1/2023
Land	NY	4	67,000	67,000	-	67,000	Cash Basis/ 11/1/2021
Other	Other	5	3,500	3,500	-	3,500	Cost Recovery/ 7/1/2020
Other	NY	5	927	925	(884)	41	Cost Recovery/ 6/30/2023
Total non-accrual (3)			$472,884	$472,182	$(37,953)	$434,229

(1)
During the quarter ended June 30, 2023, this loan was reclassified from a hospitality loan to a land loan based on the state of the collateral.
(2)
During the six months ended June 30, 2023, we received $40,000 from this loan which was treated as a reduction of carrying value.
(3)
Loans classified as non-accrual represented 5.8% of the total loan portfolio at June 30, 2023, based on carrying value. Excludes three loans with an aggregate carrying value of $402.3 million that are in maturity default but remain on accrual status but the borrower is either current on interest payments or interest is deemed collectible based on the underlying collateral value. Additionally, as of June 30, 2023, we have one loan with a carrying value of $78.3 million that is delinquent on interest payments but remains on accrual status as the interest is deemed collectible based on the underlying collateral value.

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

During the six months ended June 30, 2023, we recorded a provision for current expected credit losses of $38.2 million, which included a $44.6 million increase in our specific CECL reserve prior to a principal charge-off and a reversal of $6.4 million of general CECL reserves. The reversal of general CECL reserves was primarily attributable to the seasoning of our loan portfolio and a reduction in the size of our loan portfolio.

During the three months ended June 30, 2023, we recorded a specific CECL reserve of $0.9 million in connection with a subordinate loan secured by the equity interests in a retail condo in Brooklyn, NY with an unpaid principal balance and carrying value prior to any specific CECL reserve of $0.9 million and an initial maturity date of July 9, 2023. As of June 30, 2023, the loan is on non-accrual status.

During the three months ended December 31, 2022, we recorded a specific CECL reserve of $42.0 million in connection with a senior loan secured by a mixed-use building in New York, NY and a pledge of equity interests therein with an unpaid principal balance and carrying value prior to any specific CECL reserve of $208.8 million and an initial maturity date of February 1, 2023. On June 30, 2023, we obtained legal title to the collateral through an assignment-in-lieu of foreclosure and during the three months ended June 30,

2023 recorded an additional specific CECL reserve of $24.9 million prior to a principal charge-off of $66.9 million. Prior to obtaining legal title to the collateral and while the loan was on non-accrual status, we recognized $6.5 million and $8.3 million of interest income during the three and six months ended June 30, 2023, respectively. See Note 5 - Real Estate Owned, Net for further detail. As of December 31, 2022 and through the date of the assignment-in-lieu of foreclosure, this loan was on non-accrual status.

During the three months ended December 31, 2022, we recorded a specific CECL reserve of $18.3 million in connection with a loan with an unpaid principal balance of $138.8 million, a carrying value prior to any specific CECL reserve of $138.3 million and an initial maturity date of August 8, 2024. The loan, which is comprised of a portfolio of uncrossed loans, is collateralized by a portfolio of multifamily properties located in San Francisco, CA. During the three months ended June 30, 2023, we recorded an additional specific CECL reserve of $18.8 million due to a revised valuation of the collateral properties. As of June 30, 2023 and December 31, 2022, the loan is on non-accrual status.

Fair market values used to determine specific CECL reserves are calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach. Estimates of fair market values include assumptions of property specific cash flows over estimated holding periods, discount rates ranging from 7.3% to 7.5%, and market and terminal capitalization rates ranging from 5.0% to 5.5%. These assumptions are based upon the nature of the properties, recent sales and lease comparables, and anticipated real estate and capital market conditions.

During the six months ended June 30, 2022, we recorded a provision for current expected credit losses of $10.6 million, which included a $5.4 million increase in our specific CECL reserve prior to a principal charge-off, resulting in a total current expected credit loss reserve of $72.7 million as of June 30, 2022. The net decrease in the total current expected credit loss reserve was primarily attributable to the principal charge-off which was partially offset by the increase in the size of the portfolio and changes in macroeconomic conditions.

The following table illustrates the quarterly changes in the current expected credit loss reserve for the six months ended June 30, 2023 and 2022 ($ in thousands):

		General CECL Reserve
	Specific CECL Reserve	Loans Receivable Held-for-Investment	Interests in Loans Receivable Held-for-Investment	Accrued Interest Receivable	Unfunded Loan Commitments (1)	Total General CECL Reserve	Total CECL Reserve
Total reserve, December 31, 2021	$6,333	$60,677	$14	$218	$6,286	$67,195	$73,528
Increase (reversal)	(133)	(1,269)	28	(218)	3,694	2,235	2,102
Total reserve, March 31, 2022	$6,200	$59,408	$42	$-	$9,980	$69,430	$75,630
Increase (reversal)	5,405	(113)	(42)	-	3,280	3,125	8,530
Principal charge-offs	(11,500)	-	-	-	-	-	(11,500)
Total reserve, June 30, 2022	$105	$59,295	$-	$-	$13,260	$72,555	$72,660

Total reserve, December 31, 2022	$60,300	$68,347	$-	$-	$17,715	$86,062	$146,362
Reversal	-	(1,021)	-	-	(2,218)	(3,239)	(3,239)
Total reserve, March 31, 2023	$60,300	$67,326	$-	$-	$15,497	$82,823	$143,123
Increase (reversal)	44,588	(1,628)	-	-	(1,485)	(3,113)	41,475
Principal charge-offs	(66,935)	-	-	-	-	-	(66,935)
Total reserve, June 30, 2023	$37,953	$65,698	$-	$-	$14,012	$79,710	$117,663
Reserve at June 30, 2023	0.5%					1.1%	1.6%

(1)
The CECL reserve for unfunded commitments is included in other liabilities on the consolidated balance sheets.

Our primary credit quality indicator is our internal risk rating, which is further discussed above. The following table presents the carrying value of our loans receivable as of June 30, 2023 by year of origination and risk rating ($ in thousands):

			Carrying Value by Origination Year as of June 30, 2023
Risk Rating	Number of Loans	Carrying Value (1)	2023	2022	2021	2020	2019	2018
1	0	$-	$-	$-	$-	$-	$-	$-
2	2	194,840	-	37,931	-	-	156,909	-
3	57	5,889,606	100,679	1,980,013	1,698,179	195,945	1,292,890	621,900
4	13	1,292,858	-	379,189	234,569	112,163	236,019	330,918
5	3	104,760	-	-	-	-	104,719	41
	75	$7,482,064	$100,679	$2,397,133	$1,932,748	$308,108	$1,790,537	$952,859
Charge-Off (2)	-	$-	$-	$-	$-	$-	$-	$66,935

(1)
Net of specific CECL reserves of $38.0 million.
(2)
Principal charge-off recognized in connection with an assignment-in-lieu of foreclosure of a mixed-use property on June 30, 2023. See Note 5 - Real Estate Owned, Net for further detail.

The following table details overall statistics for our loans receivable:

	June 30, 2023	December 31, 2022
Weighted average yield to maturity	9.2%	8.6%
Weighted average term to fully extended maturity	2.9 years	3.2 years

Note 4. Equity Method Investment

On June 8, 2016, we acquired a 51% interest in CMTG/TT upon commencement of its operations. During its active investment period, CMTG/TT originated loans collateralized by institutional quality commercial real estate. CMTG/TT has been consolidated in our financial statements from its inception through July 31, 2022. On August 1, 2022, the sole remaining loan held by this joint venture was converted to a new construction loan. In connection with the conversion, we amended the operating agreement of CMTG/TT. Effective August 1, 2022, we are not deemed to be the primary beneficiary of CMTG/TT in accordance with ASC 810 and do not consolidate the joint venture. We did not recognize a gain or loss as this transaction occurred simultaneously with the conversion of the aforementioned loan, and thus there was no change in the underlying value of our 51% equity interest in CMTG/TT. See Note 3 for further details. As of April 1, 2023, the sole remaining loan held by CMTG/TT was placed on non-accrual status. As of June 30, 2023, the carrying value of our 51% equity interest in CMTG/TT approximated $42.5 million.

Note 5. Real Estate Owned, Net

On February 8, 2021, we acquired legal title to a portfolio of seven hotel properties located in New York, NY through a foreclosure and recognized real estate owned of $414.0 million. Prior to February 8, 2021, the hotel portfolio represented the collateral for a $103.9 million mezzanine loan held by us. The loan was in default as a result of the borrower failing to pay debt service. A $300.0 million securitized senior mortgage held by a third party was in default as well. As a result of the foreclosure, we assumed the securitized senior mortgage which is non-recourse to us.

On June 30, 2023, we acquired legal title to a mixed-use property located in New York, NY and the equity interests therein through an assignment-in-lieu of foreclosure. Prior to June 30, 2023, the mixed-use property and a pledge of equity interests therein represented the collateral for a senior loan with an unpaid principal balance of $208.8 million. During the fourth quarter of 2022, the borrower defaulted on the loan and in anticipation of the assignment-in-lieu of foreclosure, we recorded a specific CECL reserve of $42.0 million. Upon acquiring legal title of the collateral, we concurrently recorded an additional specific CECL reserve of $24.9 million immediately prior to recording a principal charge-off of $66.9 million, based upon the mixed-use property's $144.0 million estimated fair value as determined by a third-party appraisal and transaction costs of $0.4 million. The fair value was determined using discount rates ranging from 7.3% to 7.5% and market and terminal capitalization rates ranging from 5.0% to 5.5%. In accordance with ASC 805, we allocated the fair value of assets acquired and liabilities assumed as follows ($ in thousands):

Land	$108,667
Building	11,181
Capital improvements	70
Tenant improvements	4,414
In-place lease values and other lease intangibles	6,403
Above market lease values	17,886
Below market lease values	(4,209)
Total	$144,412

The following table presents additional detail of the acquired assets and assumed liabilities of our mixed-use property upon assignment-in-lieu of foreclosure ($ in thousands):

Assets
Cash	$256
Real estate owned	124,332
In-place, above market, and other lease intangibles (1)	24,289
Other assets	4,810
153,687
Liabilities
Below market lease values (2)	4,209
Other liabilities	7,616
11,825
Assets acquired, net of liabilities assumed	$141,862

(1)
Included within other assets on our consolidated balance sheets.
(2)
Included within other liabilities on our consolidated balance sheets.

The following table presents additional detail related to our real estate owned, net as of June 30, 2023 and December 31, 2022 ($ in thousands):

	June 30, 2023	December 31, 2022
Land	$231,767	$123,100
Building	295,651	284,400
Capital improvements	3,399	2,343
Tenant improvements	4,414	-
Furniture, fixtures and equipment	6,500	6,500
Real estate owned	541,731	416,343
Less: accumulated depreciation	(19,304)	(15,154)
Real estate owned, net	$522,427	$401,189

Depreciation expense for the three months ended June 30, 2023 and 2022 was $2.1 million and $2.0 million, respectively. Depreciation expense for the six months ended June 30, 2023 and 2022 was $4.2 million and $3.9 million, respectively.

Leases

The Company has non-cancelable operating leases for space in our mixed-use real estate owned. These leases provide for fixed rent payments, recognized on a straight-line basis, and variable rent payments, including reimbursement of certain operating expenses and miscellaneous fees. As of June 30, 2023, the future minimum fixed rents under our non-cancellable leases for each of the next five years and thereafter are as follows ($ in thousands):

Year	Amount (2)
2023(1)	$4,134
2024	8,312
2025	8,383
2026	8,415
2027	8,432
Thereafter	35,971
Total	$73,647

(1)
Contractual lease payments due for the remaining six months of 2023.

(2)
Excludes aggregate minimum fixed rents of $40.7 million due to us through 2034 related to a tenant who has defaulted on their lease, and for which we are pursuing collection. Revenues from such tenant will be recognized on a cash basis and no value was prescribed to associated tenant assets upon assignment-in-lieu of foreclosure of our mixed-use real estate owned.

Lease Intangibles

Upon acquisition of our mixed-use property on June 30, 2023, $20.1 million of the purchase price was allocated to lease related intangible assets including $4.8 million to in-place leases, $17.9 million to above market leases, $4.2 million to below market leases, and $1.6 million to other lease related values. As of June 30, 2023, our lease intangibles are comprised of the following:

Intangible	Amount
In-place, above market, and other lease intangibles	$24,289
Less: accumulated amortization	-
In-place, above market, and other lease intangibles, net	$24,289

Below market lease values	$4,209
Less: accumulated amortization	-
Below market lease values, net	$4,209

There was no amortization of in-place and other lease intangibles for the three or six months ended June 30, 2023. There was no amortization of above and below market lease values for the three or six months ended June 30, 2023.

As of June 30, 2023, the estimated amortization of these intangibles for the next five years is approximately as follows:

	In-place and Other Lease Intangibles	Above Market Lease Values	Below Market Lease Values
2023(1)	$397	$888	$(189)
2024	794	1,775	(377)
2025	794	1,775	(377)
2026	794	1,775	(377)
2027	794	1,775	(377)
Total	$3,573	$7,988	$(1,697)

(1)
Amortization for the remaining six months of 2023.

At acquisition, the weighted average amortization period for in-place and other lease intangibles, above-market lease values, and below market lease values was approximately 8.9 years, 10.5 years, and 11.3 years, respectively.

Note 6. Debt Obligations

As of June 30, 2023 and December 31, 2022, we financed certain of our loans receivables using repurchase agreements, a term participation facility, the sale of loan participations, and notes payable. Further, we have a secured term loan and debt related to real estate owned. The financings bear interest at a rate equal to SOFR plus a credit spread or at a fixed rate.

The following table summarizes our financings as of June 30, 2023 and December 31, 2022 ($ in thousands):

	June 30, 2023			December 31, 2022
	Capacity	Borrowing Outstanding	Weighted Average Spread(1)	Capacity	Borrowing Outstanding	Weighted Average Spread(1)
Repurchase agreements and Term participation facility(2)	$5,855,749	$4,137,158	+ 2.54%	$5,700,000	$4,012,818	+ 2.25%
Repurchase agreement - Side Car(2)	365,422	252,965	+ 5.31%	271,171	211,572	+ 4.51%
Loan participations sold	264,252	264,252	+ 3.67%	264,252	264,252	+ 3.68%
Notes payable	450,435	222,839	+ 3.05%	495,934	154,629	+ 3.09%
Secured Term Loan	729,265	729,265	+ 4.50%	755,090	755,090	+ 4.50%
Debt related to real estate owned	290,000	290,000	+ 2.78%	290,000	290,000	+ 2.78%
Total / weighted average	$7,955,123	$5,896,479	+ 2.99%	$7,776,447	$5,688,361	+ 2.75%

(1)
Weighted average spread over the applicable benchmark rate is based on unpaid principal balance. SOFR as of June 30, 2023 was 5.14%. LIBOR and SOFR as of December 31, 2022 were 4.39% and 4.36%, respectively.

(2)
The repurchase agreements and term participation facility are partially recourse to us. As of June 30, 2023 and December 31, 2022, the weighted average recourse on both our repurchase agreements and term participation facility was 32% and 28%, respectively.

Repurchase Agreements and Term Participation Facility

Repurchase Agreements

The following table summarizes our repurchase agreements by lender as of June 30, 2023 ($ in thousands):

Lender	Initial Maturity	Fully Extended Maturity (1)	Maximum Capacity	Borrowing Outstanding and Carrying Value	Undrawn Capacity	Carrying Value of Collateral(2)
JP Morgan Chase Bank, N.A. - Main Pool (3)	6/29/2025	6/29/2027	$1,655,749	$1,453,925	$201,824	$2,007,442
JP Morgan Chase Bank, N.A. - Side Car (4)	5/27/2024	5/27/2024	365,422	252,965	112,457	372,673
Morgan Stanley Bank, N.A.	1/26/2024	1/26/2025	1,000,000	837,968	162,032	1,187,175
Goldman Sachs Bank USA	5/31/2025	5/31/2027	500,000	206,734	293,266	278,719
Barclays Bank PLC	12/20/2024	12/20/2025	500,000	195,334	304,666	351,602
Deutsche Bank AG, New York Branch	6/26/2024	6/26/2026	400,000	365,180	34,820	605,645
Wells Fargo Bank, N.A.	9/29/2023	9/29/2026	800,000	731,877	68,123	964,974
Total			$5,221,171	$4,043,983	$1,177,188	$5,768,230

(1)
Facility maturity dates may be extended based on certain conditions being met.
(2)
Net of specific CECL reserve, if any.
(3)
On July 28, 2023, this facility was modified to, among other things, extend the initial and fully extended maturity dates to July 28, 2026 and July 28, 2028, respectively, and combine the JP Morgan Chase Bank, N.A. - Side Car financing with the JP Morgan Chase Bank, N.A. - Main Pool facility.
(4)
On July 28, 2023, this financing was combined with the JP Morgan Chase Bank, N.A. - Main Pool facility.

The following table summarizes our repurchase agreements by lender as of December 31, 2022 ($ in thousands):

Lender	Initial Maturity	Fully Extended Maturity (1)	Maximum Capacity	Borrowing Outstanding and Carrying Value	Undrawn Capacity	Carrying Value of Collateral(2)
JP Morgan Chase Bank, N.A. - Main Pool	6/29/2025	6/29/2027	$1,500,000	$1,272,079	$227,921	$1,815,531
JP Morgan Chase Bank, N.A. - Side Car	5/27/2023	5/27/2024	271,171	211,572	59,599	460,481
Morgan Stanley Bank, N.A.(3)	1/26/2024	1/26/2025	1,000,000	859,624	140,376	1,340,573
Goldman Sachs Bank USA (4)	5/31/2024	5/31/2025	500,000	356,014	143,986	551,091
Barclays Bank PLC	12/20/2024	12/20/2025	500,000	176,384	323,616	269,973
Deutsche Bank AG, New York Branch	6/26/2023	6/26/2026	400,000	345,583	54,417	591,592
Wells Fargo Bank, N.A.	9/29/2023	9/29/2026	800,000	745,603	54,397	952,845
Total			$4,971,171	$3,966,859	$1,004,312	$5,982,086

(1)
Facility maturity dates may be extended based on certain conditions being met.
(2)
Net of specific CECL reserves, if any.
(3)
On January 24, 2023, we exercised our option to extend the initial maturity of this facility from January 26, 2023 to January 26, 2024.
(4)
On January 13, 2023, this facility was modified such that the initial maturity was extended from May 31, 2023 to May 31, 2024.

Term Participation Facility

On November 4, 2022, we entered into a master participation and administration agreement to finance certain of our mortgage loans. The lender has the benefit of cross-collateralization across the loans in the facility. The facility has a maximum committed amount of $1.0 billion. As of June 30, 2023, the facility had $535.1 million in commitments of which $346.1 million was outstanding. As of December 31, 2022, the facility had $481.4 million in commitments of which $257.5 million was outstanding. Per the terms of the agreement, we may finance loans on this facility until November 4, 2023, which is the end date of the facility's availability period. The term participation facility will mature five years after the date that the last asset is financed under the facility. As of June 30, 2023, the maturity date of the facility is February 17, 2028.

Our term participation facility as of June 30, 2023 is summarized as follows ($ in thousands):

Contractual Maturity Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral
2/17/2028	$346,140	$346,140	$513,722

Our term participation facility as of December 31, 2022 is summarized as follows ($ in thousands):

Contractual Maturity Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral
12/21/2027	$257,531	$257,531	$375,769

Loan Participations Sold

Our loan participations sold as of June 30, 2023 are summarized as follows ($ in thousands):

Contractual Maturity Date	Maximum Extension Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral(1)
8/1/2023 (2)	8/1/2023 (2)	$138,322	$138,322	$281,403
10/18/2023	10/18/2024	105,930	105,816	192,502
12/31/2024	12/31/2025	20,000	19,944	156,909
Total		$264,252	$264,082	$630,814

(1)
Includes cash reserve balances.
(2)
Effective August 1, 2023, the maturity dates of both this loan participation and the related loan receivable were extended to August 15, 2023.

Our loan participations sold as of December 31, 2022 are summarized as follows ($ in thousands):

Contractual Maturity Date	Maximum Extension Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral (1)
8/1/2023	8/1/2023	$138,322	$138,322	$281,123
10/18/2023	10/18/2024	105,930	105,645	192,355
12/31/2024	12/31/2025	20,000	19,831	157,833
Total		$264,252	$263,798	$631,311

(1)
Includes cash reserve balances.

Notes Payable

Our notes payable as of June 30, 2023 are summarized as follows ($ in thousands):

Contractual Maturity Date	Maximum Extension Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral
12/31/2024	12/31/2025	$103,593	$102,750	$156,909
2/2/2026	2/2/2027	42,979	42,025	54,795
6/30/2025	6/30/2026	22,900	22,509	37,930
9/2/2026	9/2/2027	8,916	7,684	10,964
11/22/2024	11/24/2026	33,099	32,688	42,885
10/13/2025	10/13/2026	11,352	10,717	22,969
Total		$222,839	$218,373	$326,452

Our notes payable as of December 31, 2022 are summarized as follows ($ in thousands):

Contractual Maturity Date	Maximum Extension Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral
12/31/2024	12/31/2025	$103,592	$102,467	$157,833
2/2/2026	2/2/2027	28,288	27,292	34,199
6/30/2025	6/30/2026	4,777	4,354	16,290
9/2/2026	9/2/2027	-	(1,234)	(1,763)
11/22/2024	11/24/2026	16,055	15,497	25,403
10/13/2025	10/13/2026	1,917	1,145	5,749
Total		$154,629	$149,521	$237,711

Secured Term Loan, Net

On August 9, 2019, we entered into a $450.0 million secured term loan. On December 1, 2020, the secured term loan was modified to increase the aggregate principal amount by $325.0 million, increase the interest rate, and to increase the quarterly amortization payment. On December 2, 2021, we entered into a modification of our secured term loan which reduced the interest rate to the greater of (i) SOFR plus a 0.10% credit spread adjustment, and (ii) 0.50%, plus a credit spread of 4.50%. Our secured term loan is collateralized by a pledge of equity in certain subsidiaries and their related assets.

The secured term loan as of June 30, 2023 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Interest Rate	Borrowing Outstanding	Carrying Value
8/9/2026	S + 4.50%	9.74%	$729,265	$713,975

(1)
SOFR at June 30, 2023 was 5.14%.

The secured term loan as of December 31, 2022 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Interest Rate	Borrowing Outstanding	Carrying Value
8/9/2026	S + 4.50%	8.96%	$755,090	$736,853

(1)
SOFR at December 31, 2022 was 4.36%.

The secured term loan is partially amortizing, with principal payments of $1.9 million due in quarterly installments. During the three months ended June 30, 2023, we retired $22.0 million of principal of our secured term loan for a price of $19.3 million, recognizing a $2.2 million gain on extinguishment of debt, inclusive of $485,000 of unamortized deferred financing costs.

Debt Related to Real Estate Owned, Net

On February 8, 2021 we assumed a $300.0 million securitized senior mortgage in connection with a foreclosure on a portfolio of hotels.

Our debt related to real estate owned as of June 30, 2023 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Net Interest Rate (1)	Borrowing Outstanding	Carrying Value
2/9/2024	L + 2.78%	5.78%	$290,000	$289,651

(1)
Effective July 1, 2023, interest on our debt related to real estate owned is indexed to SOFR. SOFR at June 30, 2023 was 5.14%, which exceeded the 3.00% ceiling provided by our interest rate cap. See Note 7 - Derivatives for further detail of our interest rate cap.

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

Acquisition Facility

On June 29, 2022, we entered into a revolving full recourse credit facility with $150.0 million in capacity. The facility generally provides interim financing for eligible loans for up to 180 days at an initial advance rate of 75%, which begins to decline after the 90th day. The facility matures on June 29, 2025 and earns interest at a rate of SOFR, plus a 0.10% credit spread adjustment, plus a spread of 2.25%. With the consent of our lenders, and subject to certain conditions, the commitment of the facility may be increased up to $500.0 million. As of June 30, 2023 and December 31, 2022, the outstanding balance of the facility was $0.

Interest Expense and Amortization

The following table summarizes our interest and amortization expense on secured financings, debt related to real estate owned and on the secured term loan for the three and six months ended June 30, 2023 and 2022, respectively ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest expense on secured financings	$95,860	$31,702	$178,810	$57,113
Interest expense on secured term loan	17,942	10,299	35,183	19,858
Interest expense on debt related to real estate owned (1)	5,865	2,719	11,309	5,303
Amortization of deferred financing costs	5,874	4,870	11,710	9,480
Total interest and related expense	$125,541	$49,590	$237,012	$91,754

(1)
Interest on debt related to real estate owned includes $132,000 and $22,000 of amortization of financing costs for the three months ended June 30, 2023 and 2022, respectively. Interest on debt related to real estate owned includes $263,000 and $45,000 of amortization of financing costs for the six months ended June 30, 2023 and 2022, respectively.

Financial Covenants

Our financing agreements generally contain certain financial covenants. For example, our ratio of earnings before interest, taxes, depreciation, and amortization, to interest charges, as defined in the agreements, shall be not less than either 1.4 to 1.0 or 1.5 to 1.0. Further, (i) our tangible net worth, as defined in the agreements, shall not be less than $2.1 billion as of each measurement date plus 75% of proceeds from future equity issuances; (ii) cash liquidity shall not be less than the greater of (x) $50 million or (y) 5% of our recourse indebtedness; and (iii) our indebtedness shall not exceed 77.8% of our total assets. As of June 30, 2023 and December 31, 2022, we are in compliance with all covenants under our financing agreements. The requirements set forth in (i) through (iii) above are based upon the most restrictive financial covenants in place as of the reporting date.

Note 7. Derivatives

As part of the agreement to amend the terms of our debt related to real estate owned on June 2, 2021, we acquired an interest rate cap with a notional amount of $290.0 million and a maturity date of February 15, 2024 for $275,000.

The interest rate cap effectively limits the maximum interest rate of our debt related to real estate owned to 5.78%. Changes in the fair value of our interest rate cap are recorded as an unrealized gain or loss on interest rate cap on our consolidated statements of operations and the fair value is recorded in other assets on our consolidated balance sheets. Proceeds received from our counterparty related to the interest rate cap are recorded as proceeds from interest rate cap on our consolidated statements of operations. The fair value of the interest rate cap is $4.4 million and $6.0 million at June 30, 2023 and December 31, 2022, respectively. During the three months ended June 30, 2023 and 2022, we recognized $1.5 million and $0, respectively, of proceeds from interest rate cap. During the six months ended June 30, 2023 and 2022, we recognized $2.7 million and $0, respectively, of proceeds from interest rate cap.

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

Financial Instruments Reported at Fair Value

The fair value of our interest rate cap is determined by using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the interest rate cap. The variable interest rates used in the calculation of projected receipts on the interest rate cap are based on a third-party expert's expectation of future interest rates derived from observable market interest rate curves and volatilities. Our interest rate cap is classified as Level 2 in the fair value hierarchy and is valued at $4.4 million at June 30, 2023 and $6.0 million at December 31, 2022.

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows ($ in thousands):

	June 30, 2023
	Carrying	Unpaid Principal		Fair Value Hierarchy Level
	Value	Balance	Fair Value	Level 1	Level 2	Level 3
Loans receivable held-for-investment, net	$7,416,366	$7,559,500	$7,399,694	$-	$-	$7,399,694
Repurchase agreements	4,043,983	4,043,983	4,043,983	-	-	4,043,983
Term participation facility	346,140	346,140	342,241	-	-	342,241
Loan participations sold, net	264,082	264,252	263,544	-	-	263,544
Notes payable, net	218,373	222,839	220,750	-	-	220,750
Secured term loan, net	713,975	729,265	685,509	-	-	685,509
Debt related to real estate owned, net	289,651	290,000	285,884	-	-	285,884

	December 31, 2022
	Carrying	Unpaid Principal		Fair Value Hierarchy Level
	Value	Balance	Fair Value	Level 1	Level 2	Level 3
Loans receivable held-for-investment, net	$7,360,427	$7,538,525	$7,331,207	$-	$-	$7,331,207
Repurchase agreements	3,966,859	3,966,859	3,966,859	-	-	3,966,859
Term participation facility	257,531	257,531	255,296	-	-	255,296
Loan participations sold, net	263,798	264,252	261,417	-	-	261,417
Notes payable, net	149,521	154,629	153,282	-	-	153,282
Secured term loan, net	736,853	755,090	743,764	-	-	743,764
Debt related to real estate owned, net	289,389	290,000	281,568	-	-	281,568

Note 9. Equity

Common Stock

Our charter provides for the issuance of up to 500,000,000 shares of common stock with a par value of $0.01 per share. We had 138,385,904 and 140,055,714 shares of common stock issued and 138,385,904 and 138,376,144 shares of common stock outstanding as of June 30, 2023 and December 31, 2022, respectively. In conjunction with our 10b5-1 Purchase Plan defined below, 1,679,570 shares of common stock were repurchased and subsequently retired and are not available to be reissued.

The following table provides a summary of the number of shares of common stock outstanding during the six months ended June 30, 2023 and 2022, respectively:

	Six Months Ended
Common Stock Outstanding	June 30, 2023	June 30, 2022
Beginning balance	138,376,144	139,840,088
Repurchase of common stock	-	(220,010)
Conversion of fully vested RSUs to common stock	9,760	-
Ending balance	138,385,904	139,620,078

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

Dividends

The following tables detail our dividend activity for common stock ($ in thousands, except per share data):

For the Quarter Ended
	March 31, 2023		June 30, 2023
	Amount	Per Share	Amount	Per Share
Dividends declared - common stock	$51,199	$0.37	$51,203	$0.37
Record Date - common stock	March 31, 2023		June 30, 2023
Payment Date - common stock	April 14, 2023		July 14, 2023

For the Quarter Ended
	March 31, 2022		June 30, 2022
	Amount	Per Share	Amount	Per Share
Dividends declared - common stock	$51,672	$0.37	$51,659	$0.37
Record Date - common stock	March 31, 2022		June 30, 2022
Payment Date - common stock	April 15, 2022		July 15, 2022

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

As of June 30, 2023 and 2022, we had no dilutive securities. As a result, basic and diluted EPS are the same. The calculation of basic and diluted EPS is as follows ($ in thousands, except for share and per share data):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income attributable to common stockholders	$4,253	$63,234	$40,931	$92,646
Dividends on participating securities(2)	(1,217)	(799)	(2,418)	(799)
Participating securities' share in earnings	-	(31)	-	-
Basic earnings	$3,036	$62,404	$38,513	$91,847
Weighted average shares of common stock outstanding, basic and diluted (1)	138,399,446	139,637,949	138,392,666	139,675,019
Net income per share of common stock, basic and diluted	$0.02	$0.45	$0.28	$0.66

(1)
Amounts as of June 30, 2023 include 33,257 fully vested RSUs.
(2)
For the three months ended June 30, 2023 and 2022, dividends on participating securities excludes $4,000 and $0 of dividends on fully vested RSUs. For the six months ended June 30, 2023 and 2022, dividends on participating securities excludes $8,000 and $0 of dividends on fully vested RSUs.

For the three months ended June 30, 2023 and 2022, 3,249,255 and 407,565 weighted average unvested RSUs, respectively, were excluded from the calculation of diluted EPS because the effect was antidilutive. For the six months ended June 30, 2023 and 2022, 2,719,157 and 204,908 weighted average RSUs, respectively, were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

Note 11. Related Party Transactions

Our activities are managed by the Manager. Pursuant to the terms of the Management Agreement, the Manager is responsible for originating investment opportunities, providing asset management services and administering our day-to-day operations. The Manager is entitled to receive a management fee, an incentive fee and a termination fee as defined below.

The following table summarizes our management fees ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Management fees	$9,641	$9,843	$19,297	$19,650
Incentive fees	-	-	1,558	-
Total	$9,641	$9,843	$20,855	$19,650

Management Fees

Effective October 1, 2015, the Manager earns a base management fee in an amount equal to 1.50% per annum of Stockholders’ Equity, as defined in the Management Agreement. Management fees are reduced by our pro rata share of any management fees and incentive fees (if incentive fees are not incurred by us) incurred to the Manager by CMTG/TT. Management fees are paid quarterly, in arrears. Management fees of $9.6 million and $9.9 million were accrued and were included in management fee payable – affiliate, on the consolidated balance sheets at June 30, 2023 and December 31, 2022, respectively.

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

There were no accrued incentive fees on our consolidated balance sheets as of June 30, 2023 and December 31, 2022.

Termination Fees

If we elect to terminate the Management Agreement, we are required to pay the Manager a termination fee equal to three times the sum of the average total annual amount of management fees and the average annual incentive fee paid by us over the prior two years.

Reimbursable Expenses

The Manager or its affiliates are entitled to reimbursement for certain documented costs and expenses incurred by them on our behalf, as set forth in the Management Agreement, excluding any expenses specifically required to be borne by the Manager under the Management Agreement. For the three months ended June 30, 2023 and 2022, we incurred $1.3 million and $0 of reimbursable expenses incurred on our behalf by our Manager, respectively, which are included in general and administrative expenses on our consolidated statements of operations. For the six months ended June 30, 2023 and 2022, we incurred $2.0 million and $0.1 million of reimbursable expenses incurred on our behalf by our Manager. As of June 30, 2023 and December 31, 2022, $1.0 million and $0.7 million of reimbursable expenses incurred on our behalf and due to our Manager are included in other liabilities on our consolidated balance sheets.

Loans Receivable Held-for-Investment

As of June 30, 2023 and December 31, 2022, we had a loan with an unpaid principal balance of $108.9 million and $97.8 million, respectively, and a loan commitment of $141.1 million, whereby the borrower is an affiliate of a shareholder of our common stock who owns approximately 10.9% of our common stock outstanding as of June 30, 2023. As of June 30, 2023, the borrower is current on all contractually obligated payments.

Note 12. Stock-Based Compensation

Incentive Award Plan

We are externally managed and do not currently have any employees. On March 30, 2016, we adopted the 2016 Incentive Award Plan (the “Plan”) to promote the success and enhance the value of the Company by linking the individual interests of employees of the Manager and its affiliates to those of our stockholders. As of June 30, 2023, the maximum remaining number of shares that may be issued under the Plan is 4,970,041 shares.

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

For the three and six months ended June 30, 2023, we recognized $4.4 million and $7.8 million, respectively, of stock-based compensation expense related to the RSUs which is considered a non-cash expense. For the three and six months ended June 30, 2022, we recognized $0.6 million and $0.6 million, respectively, of stock-based compensation expense related to the RSUs which is considered a non-cash expense.

Deferred Compensation Plan

On May 24, 2022, we adopted the Deferred Compensation Plan to provide our directors and certain executives with an opportunity to defer payment of their stock-based compensation or RSUs and director cash fees, if applicable, pursuant to the terms of the Deferred Compensation Plan.

Under our Deferred Compensation Plan, certain of our Board members elected to receive the annual fees and/or time-based RSUs to which they are entitled under our Non-Employee Director Compensation Program in the form of deferred RSUs. Accordingly, during the six months ended June 30, 2023 and 2022, we issued 6,887 and 0, respectively, of deferred RSUs in lieu of cash fees to such directors, and recognized a related expense of approximately $91,000, which is included in general and administrative expenses on our consolidated statements of operations.

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

In June 2023, the eligible non-executive members of the Board were automatically granted an aggregate of 58,536 time-based RSUs under the Plan. Each RSU was granted with the right to receive dividend equivalents. Additionally, certain directors elected to defer their RSUs pursuant to the terms of the Deferred Compensation Plan. Such deferred awards will become payable on the earliest to occur of the participant’s separation from service or a change in control. The fair value of the 58,536 RSUs was determined to be $10.25 per share on the grant date based on the closing price of our common stock on such date.

In June 2022, the eligible non-executive members of the Board were automatically granted an aggregate of 29,280 time-based RSUs under the Plan. Each RSU was granted with the right to receive dividend equivalents. Additionally, certain directors elected to defer their RSUs pursuant to the terms of the Deferred Compensation Plan. Such deferred awards will become payable on the earliest to occur of the participant’s separation from service or a change in control. The fair value of the 29,280 RSUs was determined to be $20.49 per share on the grant date based on the closing price of our common stock on such date. On June 1, 2023, 9,760 of the 29,280 vested RSUs were delivered to certain directors.

Stock-based compensation expense is recognized in earnings on a straight-line basis over the applicable award’s vesting period. Forfeitures of stock-based compensation awards are recognized as they occur. As of June 30, 2023, total unrecognized compensation expense was $37.9 million based on the grant date fair value of RSUs granted. This expense is expected to be recognized over a remaining period of 2.2 years from June 30, 2023.

The following table details the time-based RSU activity during the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value Per Share	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value Per Share
Unvested, beginning of period	2,159,280	$18.74	-	$-
Granted	1,158,536	$11.25	2,159,280	$18.74
Vested	(29,280)	$20.49	-	$-
Forfeited	(20,000)	$18.72	-	$-
Unvested, end of period	3,268,536	$16.07	2,159,280	$18.74

Note 13. Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with our taxable year ended December 31, 2015 and expect to continue to operate so as to qualify as a REIT. As a result, we will generally not be subject to federal and state income tax on that portion of our income that we distribute to stockholders if we distribute at least 90% of our taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains and income earned by our taxable REIT subsidiary (“TRS”), and comply with certain other requirements to qualify as a REIT. Since Commencement of Operations, we have been in compliance with all REIT requirements and we plan to continue to operate so that we meet the requirements for taxation as a REIT. Therefore, other than amounts relating to our TRS, as described below, we have not provided for current income tax expense related to our REIT taxable income for the three and six months ended June 30, 2023 and 2022, respectively. Additionally, no provision has been made for federal or state income taxes in the accompanying financial statements, as we believe we have met the prescribed requisite requirements.

Our real estate owned hotel portfolio is held in a TRS. A TRS is a corporation that is owned directly or indirectly by a REIT and has jointly elected with the REIT to be treated as a TRS for tax purposes. For the three and six months ended June 30, 2023 and 2022, we did not record a current or deferred tax benefit or expense related to our TRS.

As of June 30, 2023 and December 31, 2022, we did not have any deferred tax assets or deferred tax liabilities due to a full valuation allowance that was established against our deferred tax assets. The deferred tax asset and valuation allowance at June 30, 2023 were $20.4 million, respectively. The deferred tax asset and valuation allowance at December 31, 2022 were $16.6 million, respectively.

We recognize tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions, if applicable, are included as a component of the provision for income taxes in our consolidated statements of income. As of June 30, 2023 and December 31, 2022, we have not recorded any amounts for uncertain tax positions.

Our tax returns are subject to audit by taxing authorities. Tax years 2019 and onward remain open to examination by major taxing jurisdictions in which we are subject to taxes.

Note 14. Commitments and Contingencies

We hold a 51% interest in CMTG/TT as a result of committing to invest $124.9 million in CMTG/TT. Distributions representing repayment proceeds from CMTG/TT’s loans may be recalled by CMTG/TT, if the repayment occurred at least six months prior to the loan’s initial maturity date. As of June 30, 2023 and December 31, 2022, we contributed $163.1 million and $163.1 million, respectively, to CMTG/TT and have received return of capital distributions of $123.3 million, of which $111.1 million were recallable. As of June 30, 2023 and December 31, 2022, CMTG’s remaining capital commitment to CMTG/TT was $72.9 million and $72.9 million, respectively.

As of June 30, 2023 and December 31, 2022, we had aggregate unfunded loan commitments of $1.5 billion and $1.9 billion respectively, which amounts will generally be funded to finance capital or lease related expenditures by our borrowers, subject to them achieving certain conditions precedent to such funding. These future commitments will expire over the remaining term of the loans, none of which exceed five years.

Our contractual payments due under all financings were as follows as of June 30, 2023 ($ in thousands):

Year	Amount
2023(1)(2)	$375,801
2024	790,394
2025	1,440,440
2026	1,987,012
2027	1,302,832
Total	$5,896,479

(1)
Contractual payments due for the remaining six months of 2023.
(2)
Includes four loans in maturity default with aggregate associated financings outstanding of $217.1 million.

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

I. Key Financial Measures and Indicators

As a CRE finance company, we believe the key financial measures and indicators for our business are net income per share, dividends declared per share, Distributable (Loss) Earnings per share, Distributable earnings per share prior to realized gain and principal charge-off, book value per share, adjusted book value per share, Net Debt-to-Equity Ratio and Total Leverage Ratio. During the three months ended June 30, 2023, we had net income per share of $0.02, dividends declared per share of $0.37, Distributable Loss per share of ($0.10), and Distributable earnings per share prior to realized gain and principal charge-off of $0.35. As of June 30, 2023, our book value per share was $16.94, our adjusted book value per share was $17.64, our Net-Debt-to-Equity Ratio was 2.3x, and our Total Leverage Ratio was 2.7x. We use Net Debt-to-Equity Ratio and Total Leverage Ratio, financial measures which are not prepared in accordance with GAAP, to evaluate our financial leverage, which in the case of our Total Leverage Ratio, makes certain adjustments that we believe provide a more conservative measure of our financial condition.

Net Income Per Share and Dividends Declared Per Share

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share ($ in thousands, except share and per share data):

	Three Months Ended
	June 30, 2023	March 31, 2023
Net income attributable to common stock	$4,253	$36,678
Weighted average shares of common stock outstanding, basic and diluted	138,399,446	138,385,810
Basic and diluted net income per share of common stock	$0.02	$0.26
Dividends declared per share of common stock	$0.37	$0.37

Distributable Earnings

Distributable Earnings is a non-GAAP measure used to evaluate our performance excluding the effects of certain transactions, non-cash items and GAAP adjustments, as determined by our Manager, that we believe are not necessarily indicative of our current performance and operations. Distributable Earnings is a non-GAAP measure, which we define as net income in accordance with GAAP, excluding (i) non-cash stock-based compensation expense, (ii) real estate depreciation and amortization, (iii) any unrealized gains or losses from mark-to-market valuation changes (other than permanent impairments) that are included in net income for the applicable period, (iv) one-time events pursuant to changes in GAAP and (v) certain non-cash items, which in the judgment of our Manager, should not be included in Distributable Earnings. Furthermore, the Company presents Distributable Earnings prior to realized gains and losses, which includes principal charge-offs, as the Company believes these non-recurring items are not necessarily indicative of the Company's current performance and operations. Pursuant to the Management Agreement, we use Core Earnings, which is substantially the same as Distributable Earnings excluding incentive fees, to determine the incentive fees we pay our Manager. Distributable Earnings is substantially the same as Core Earnings, as defined in the Management Agreement, for the periods presented.

Distributable Earnings, Distributable Earnings prior to realized gains and losses, and other similar measures, have historically been a useful indicator of a mortgage REITs’ ability to cover its dividends, and to mortgage REITs themselves in determining the amount of any dividends. Distributable Earnings and Distributable Earnings prior to realized gains and losses are key factors, among others, considered by the Board in setting the dividend and as such we believe Distributable Earnings and Distributable Earnings prior to realized gains and losses are useful to investors. Accordingly, we believe providing Distributable Earnings and Distributable Earnings prior to realized gains and losses on a supplemental basis to our net income as determined in accordance with GAAP is helpful to our stockholders in assessing the overall performance of our business.

We believe that Distributable Earnings and Distributable Earnings prior to realized gains and losses provide meaningful information to consider in addition to our net income and cash flows from operating activities determined in accordance with GAAP. We believe these metrics help us to evaluate our performance excluding the effects of certain transactions, non-cash items and GAAP adjustments, as determined by our Manager, that we believe are not necessarily indicative of our current performance and operations. Distributable Earnings and Distributable Earnings prior to realized gains and losses do not represent net income or cash flows from operating activities as determined in accordance with GAAP and should not be considered as an alternative to GAAP net income, an indication of our cash flows from operating activities, a measure of our liquidity or an indication of funds available for our cash needs. In addition, our methodology for calculating these metrics may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures and, accordingly, our reported Distributable Earnings and Distributable Earnings prior to realized gains and losses may not be comparable to the Distributable Earnings and Distributable Earnings prior to realized gains and losses reported by other companies.

While Distributable Earnings excludes the impact of our unrealized provision for or reversal of current expected credit loss reserves, loan losses are charged off and recognized through Distributable Earnings when deemed non-recoverable. Non-recoverability is determined (i) upon the resolution of a loan (i.e., when the loan is repaid, fully or partially, or when we acquire title in the case of foreclosure, deed-in-lieu of foreclosure, or assignment-in-lieu of foreclosure), or (ii) with respect to any amount due under any loan, when such amount is determined to be non-collectible. During the three months ended June 30, 2023, we recorded a $41.5 million provision for CECL reserve, which has been excluded from Distributable Earnings. During the three months ended March 31, 2023, we recorded a $3.2 million reversal in CECL reserve, which has been excluded from Distributable Earnings.

In determining Distributable Earnings per share and Distributable Earnings per share prior to realized gains and losses, the dilutive effect of unvested RSUs is considered. The weighted-average diluted shares outstanding used for Distributable Earnings has been adjusted from weighted-average diluted shares under GAAP to include unvested RSUs.

The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted-average diluted shares used for Distributable Earnings:

	Three Months Ended
Weighted-Averages	June 30, 2023	March 31, 2023
Diluted Shares - GAAP	138,399,446	138,385,810
Unvested RSUs	3,249,255	2,183,169
Diluted Shares - Distributable Earnings	141,648,701	140,568,979

The following table provides a reconciliation of net income attributable to common stock to Distributable Earnings ($ in thousands, except share and per share data):

	Three Months Ended
	June 30, 2023	March 31, 2023
Net income attributable to common stock:	$4,253	$36,678
Adjustments:
Non-cash stock-based compensation expense	4,395	3,366
Provision for (reversal of) current expected credit loss reserve	41,476	(3,239)
Depreciation expense	2,092	2,058
Unrealized loss on interest rate cap	259	1,404
Realized gain on extinguishment of debt	(2,217)	-
Distributable Earnings prior to realized gain and principal charge-off	$50,258	$40,267
Realized gain on extinguishment of debt	2,217	-
Principal charge-off from assignment-in-lieu of foreclosure	(66,935)	-
Distributable (Loss) Earnings	$(14,460)	$40,267
Weighted average diluted shares - Distributable Earnings	141,648,701	140,568,979
Diluted Distributable Earnings per share prior to realized gain and principal charge-off	$0.35	$0.29
Diluted Distributable (Loss) Earnings per share	$(0.10)	$0.29

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

The following table sets forth the calculation of our book value and our adjusted book value per share ($ in thousands, except share and per share data):

	June 30, 2023	December 31, 2022
Equity	$2,400,426	$2,456,471
Number of shares of common stock outstanding and RSUs	141,687,697	140,542,274
Book Value per share(1)	$16.94	$17.48
Add back: accumulated depreciation on real estate owned	0.14	0.11
Add back: general CECL reserve	0.56	0.61
Adjusted Book Value per share	$17.64	$18.20

(1)
Calculated as (i) total equity divided by (ii) number of shares of common stock outstanding and RSUs at period end.

II. Our Portfolio

The below table summarizes our loan portfolio as of June 30, 2023 ($ in thousands):

				Weighted Average(3)
	Number of Loans	Loan Commitment(1)	Carrying Value (2)	Yield to Maturity(4)	Term to Fully Extended Maturity (in years) (5)	LTV(6)
Senior and subordinate loans	75	$9,058,401	$7,482,064	9.2%	2.9	68.5%

(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Net of specific CECL reserve of $38.0 million.
(3)
Weighted averages are based on unpaid principal balance.
(4)
All-in yield represents the weighted average annualized yield to initial maturity of each loan, inclusive of coupon, and fees received, based on the applicable floating benchmark rate/floors (if applicable), in place as of June 30, 2023. For loans placed on non-accrual, the annualized yield to initial maturity used in calculating the weighted average annualized yield to initial maturity is 0%.
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

Portfolio Activity and Overview

The following table summarizes changes in unpaid principal balance within our loan portfolio for the three and six months ended June 30, 2023 ($ in thousands):

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Unpaid principal balance, beginning of period	$7,655,289	$7,538,525
Initial funding of loans	-	101,059
Advances on loans	162,035	388,527
Loan repayments	(49,027)	(259,814)
Transfer to real estate owned, net	(208,797)	(208,797)
Total net fundings/(repayments)	$(95,789)	$20,975
Unpaid principal balance, end of period	$7,559,500	$7,559,500

The following table details our loan investments individually based on unpaid principal balances as of June 30, 2023 ($ in thousands):

Loan Number	Loan type	Origination Date	Loan Commitment(1)	Unpaid Principal Balance	Carrying Value(2)	Fully Extended Maturity(3)	Property Type (4)	Construction (4, 5)	Location	Risk Rating
1	Senior	12/16/2021	405,000	400,850	398,680	6/16/2027	Multifamily	-	CA	3
2	Senior	11/1/2019	390,000	390,000	389,213	11/1/2026	Multifamily	-	NY	3
3	Senior	7/12/2018	280,000	280,000	281,403	8/1/2023	Hospitality	-	NY	3
4	Senior	7/26/2021	225,000	225,000	224,319	7/26/2026	Hospitality	-	GA	3
5	Senior	2/15/2022	262,500	214,859	213,017	2/15/2027	Multifamily	Y	CA	4
6	Senior	8/17/2022	235,000	213,831	212,307	8/17/2027	Hospitality	-	CA	3
7	Senior	6/30/2022	227,000	213,646	211,887	6/30/2029	Hospitality	-	CA	3
8	Senior	10/18/2019	247,260	208,908	208,908	10/18/2024	For Sale Condo	-	CA	3
9	Senior	9/7/2018	192,600	192,600	192,502	10/18/2024	Land	-	NY	3
10	Senior	10/4/2019	205,311	181,447	181,230	10/1/2025	Mixed-Use	-	DC	3
11	Senior	1/14/2022	170,000	170,000	169,130	1/14/2027	Multifamily	-	CO	3
12	Senior	9/26/2019	258,400	169,916	169,019	9/26/2026	Office	-	GA	4
13	Senior	4/14/2022	193,400	168,941	167,786	4/14/2027	Multifamily	-	MI	3
14	Senior	9/20/2019	160,000	158,160	156,909	12/31/2025	For Sale Condo	Y	FL	2
15	Senior	9/8/2022	160,000	154,686	153,531	9/8/2027	Multifamily	-	AZ	3
16	Senior	1/9/2018	150,306	150,306	150,306	1/9/2024	Land	-	VA	4
17	Senior	2/28/2019	150,000	150,000	149,750	2/28/2024	Office	-	CT	3
18	Senior	12/30/2021	147,500	147,500	147,357	12/30/2025	Multifamily	-	PA	3
19	Senior	8/8/2019	154,959	138,709	101,219	8/8/2026	Multifamily	-	CA	5
20	Senior	4/26/2022	151,698	133,630	132,498	4/26/2027	Multifamily	-	TX	3
21	Senior	12/10/2021	130,000	130,000	129,463	12/10/2026	Multifamily	-	VA	3
22	Subordinate	12/9/2021	125,000	125,000	124,786	1/1/2027	Office	-	IL	3
23	Senior	9/24/2021	127,535	122,535	121,861	9/24/2028	Hospitality	-	TX	3
24	Senior	9/30/2019	122,500	122,500	122,428	2/9/2027	Office	-	NY	3
25	Senior	4/29/2019	120,000	119,510	119,261	4/29/2024	Mixed-Use	-	NY	3
26	Senior	3/1/2022	122,000	119,084	118,393	2/28/2027	Multifamily	-	TX	3
27	Senior	6/17/2022	127,250	118,194	117,042	6/17/2027	Multifamily	-	TX	3
28	Senior	8/8/2022	115,000	115,000	114,456	8/8/2027	Multifamily	-	CO	3
29	Senior	7/20/2021	113,500	113,500	113,462	7/20/2026	Multifamily	-	IL	3
30	Senior	2/13/2020	124,810	112,442	112,163	2/13/2025	Office	-	CA	4
31	Senior	4/1/2020	141,084	108,916	108,195	4/1/2026	Office	-	TN	3
32	Senior	6/7/2018	104,250	104,250	105,343	1/15/2022	Hospitality	Y	NY	4
33	Senior	12/15/2021	103,000	103,000	102,551	12/15/2026	Multifamily	-	TN	3
34	Senior	3/21/2023	101,059	101,059	100,679	4/1/2028	Hospitality	-	CA	3
35	Senior	8/2/2021	100,000	97,909	97,489	8/2/2026	Office	-	CA	4
36	Senior	1/27/2022	100,800	96,159	95,605	1/27/2027	Multifamily	-	NV	3
37	Senior	3/31/2020	87,750	87,750	87,750	2/9/2025	Office	-	TX	3
38	Senior	12/21/2018	87,741	87,741	88,020	6/21/2022	Land	-	NY	3
39	Senior	3/22/2021	148,303	85,271	84,586	3/22/2026	Other	-	MA	3
40	Senior	8/1/2022	115,250	78,500	78,295	7/30/2026	Hospitality	Y	NY	4
41	Senior	7/10/2018	76,369	76,369	75,269	7/10/2025	Hospitality	-	CA	4
42	Senior	7/27/2022	76,000	75,550	75,189	7/27/2027	Multifamily	-	UT	3
43	Senior	4/5/2019	75,500	75,500	75,359	4/5/2024	Mixed-Use	-	NY	3
44	Senior	11/2/2021	77,115	73,397	72,909	11/2/2026	Multifamily	-	FL	3
45	Senior	8/27/2021	84,810	70,948	70,494	8/27/2026	Office	-	GA	4
46	Senior	1/10/2022	130,461	69,000	67,779	1/9/2027	Other	-	PA	3
47	Senior	12/22/2021	76,350	67,040	66,586	12/22/2026	Multifamily	-	TX	4
48	Senior	7/31/2019	67,000	67,000	67,000	10/31/2021	Land	-	NY	4
49	Senior	6/3/2021	79,600	64,821	64,402	6/3/2026	Other	-	MI	3
50	Senior	11/4/2022	140,000	61,570	60,276	11/9/2026	Other	Y	MA	3
51	Senior	8/29/2018	60,000	60,000	59,975	8/31/2023	Hospitality	-	NY	3
52	Senior	1/19/2022	73,677	57,531	57,041	1/19/2027	Hospitality	-	TN	3
53	Senior	2/2/2022	90,000	55,663	54,795	2/2/2027	Office	-	WA	3
54	Senior	5/13/2022	202,500	51,739	49,747	5/13/2027	Mixed-Use	Y	VA	3
55	Senior	3/15/2022	53,300	50,164	49,868	3/15/2027	Multifamily	-	AZ	4
56	Senior	11/24/2021	60,255	43,403	42,884	11/24/2026	Multifamily	-	NV	3
57	Senior	6/30/2022	48,500	38,326	37,931	6/30/2026	Other	Y	NV	2
58	Senior	2/4/2022	44,768	38,291	38,009	2/4/2027	Multifamily	-	TX	4
59	Senior	12/30/2021	141,791	30,494	29,162	12/30/2026	Mixed-use	Y	FL	3
60	Senior	4/18/2019	30,000	30,000	29,875	5/1/2024	Land	-	MA	3

61	Subordinate	7/2/2021	30,200	29,903	30,054	7/2/2024	Land	-	FL	3
62	Senior	1/31/2022	34,641	29,603	29,349	1/31/2027	Other	Y	FL	3
63	Senior	2/17/2022	28,479	24,525	24,372	2/17/2027	Multifamily	-	TX	3
64	Senior	10/13/2022	106,500	24,012	22,969	10/13/2026	Other	Y	NV	3
65	Senior	8/2/2019	16,667	16,667	16,866	2/2/2024	For Sale Condo	-	NY	3
66	Senior	1/4/2022	32,795	14,550	14,240	1/4/2027	Other	Y	GA	3
67	Senior	9/2/2022	176,257	12,726	10,964	9/2/2027	Multifamily	Y	UT	3
68	Senior	12/30/2021	11,883	11,883	11,703	12/30/2025	For Sale Condo	-	VA	3
69	Senior	2/25/2022	53,984	7,267	6,736	2/25/2027	Other	Y	GA	3
70	Senior	4/19/2022	23,378	5,939	5,714	4/19/2027	Other	Y	GA	3
71	Senior	2/18/2022	32,083	5,410	5,095	2/18/2027	Other	Y	FL	3
72	Senior	4/19/2022	24,245	4,473	4,233	4/19/2027	Other	Y	GA	3
73	Senior	7/1/2019	3,500	3,500	3,500	12/30/2020	Other	-	Other	5
74	Subordinate	8/2/2018	927	927	41	7/9/2023	Other	-	NY	5
75	Senior	12/21/2022	112,100	-	(1,121)	12/21/2027	Multifamily	Y	WA	3

Total			9,058,401	7,559,500	7,482,064
General CECL reserve					(65,698)
Grand Total/Weighted Average			9,058,401	7,559,500	7,416,366			20%		3.2

(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Net of specific CECL reserve of $38.0 million.
(3)
Fully extended maturity assumes all extension options are exercised by the borrower upon satisfaction of the applicable conditions.
(4)
Classification of property type and construction status reflect the state of collateral as of June 30, 2023.
(5)
Percent of total construction loans based on loan commitments, as of June 30, 2023.

Real Estate Owned, Net

On February 8, 2021, we acquired legal title to a portfolio of seven hotel properties located in New York, NY through a foreclosure and recognized real estate owned of $414.0 million. Prior to February 8, 2021, the hotel portfolio represented the collateral for the $103.9 million mezzanine loan that we held, which was in default as a result of the borrower failing to pay debt service. The hotel portfolio appears as real estate owned, net on our consolidated balance sheets and, as of June 30, 2023, was encumbered by a $290.0 million securitized senior mortgage assumed by us, which is included as a liability on our consolidated balance sheets.

On June 30, 2023, we acquired legal title to a mixed-use property located in New York, NY and the equity interests therein through an assignment-in-lieu of foreclosure. Prior to June 30, 2023, the mixed-use property and a pledge of equity interests therein represented the collateral for a senior loan with an unpaid principal balance of $208.8 million. During the fourth quarter of 2022, the borrower defaulted on the loan and in anticipation of the assignment-in-lieu of foreclosure, we recorded a specific CECL reserve of $42.0 million. Upon acquiring legal title of the collateral, we concurrently recorded an additional specific CECL reserve of $24.9 million immediately prior to recording a principal charge-off of $66.9 million, based upon the mixed-use property's $144.0 million estimated fair value as determined by a third-party appraisal and transaction costs of $0.4 million. The fair value was determined using discount rates ranging from 7.3% to 7.5% and market and terminal capitalization rates ranging from 5.0% to 5.5%.

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

Our Manager reviews our loan portfolio at least quarterly, undertakes an assessment of the performance of each loan, and assigns it a risk rating between “1” and “5,” from least risk to greatest risk, respectively. The weighted average risk rating of our total loan portfolio was 3.2 at June 30, 2023.

Current Expected Credit Losses

During the six months ended June 30, 2023, we recorded a provision for current expected credit losses of $38.2 million, which included a $44.6 million increase in our specific CECL reserve prior to a principal charge-off and a reversal of $6.4 million of general CECL reserves. The reversal of general CECL reserves was primarily attributable to the seasoning of our loan portfolio and a reduction in the size of our loan portfolio.

During the three months ended June 30, 2023, we recorded a specific CECL reserve of $0.9 million in connection with a subordinate loan secured by the equity interests in a retail condo in Brooklyn, NY with an unpaid principal balance and carrying value prior to any specific CECL reserve of $0.9 million and an initial maturity date of July 9, 2023. As of June 30, 2023, the loan is on non-accrual status.

During the three months ended December 31, 2022, we recorded a specific CECL reserve of $42.0 million in connection with a senior loan secured by a mixed-use building in New York, NY and a pledge of equity interests therein with an unpaid principal balance and carrying value prior to any specific CECL reserve of $208.8 million and an initial maturity date of February 1, 2023. On June 30, 2023, we obtained legal title to the collateral through an assignment-in-lieu of foreclosure and during the three months ended June 30, 2023 recorded an additional specific CECL reserve of $24.9 million prior to a principal charge-off of $66.9 million. Prior to obtaining legal title to the collateral and while the loan was on non-accrual status, we recognized $6.5 million and $8.3 million of interest income during the three and six months ended June 30, 2023. See Note 5 - Real Estate Owned, Net for further detail. As of December 31, 2022 and through the date of the assignment-in-lieu of foreclosure, this loan was on non-accrual status.

During the three months ended December 31, 2022, we recorded a specific CECL reserve of $18.3 million in connection with a loan with an unpaid principal balance of $138.8 million, a carrying value prior to any specific CECL reserve of $138.3 million and an initial maturity date of August 8, 2024. The loan, which is comprised of a portfolio of uncrossed loans, is collateralized by a portfolio of multifamily properties located in San Francisco, CA. During the three months ended June 30, 2023, we recorded an additional specific CECL reserve of $18.8 million due to a revised valuation of the collateral properties. As of June 30, 2023 and December 31, 2022, the loan is on non-accrual status.

Fair market values used to determine specific CECL reserves are calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach. Estimates of fair market values include assumptions of property specific cash flows over estimated holding periods, discount rates ranging from 7.3% to 7.5%, and market and terminal capitalization rates ranging from 5.0% to 5.5%. These assumptions are based upon the nature of the properties, recent sales and lease comparables, and anticipated real estate and capital market conditions.

During the six months ended June 30, 2022, we recorded a provision for current expected credit losses of $10.6 million, which included a $5.4 million increase in our specific CECL reserve prior to a principal charge-off, resulting in a total current expected credit loss reserve of $72.7 million as of June 30, 2022. The net decrease in the total current expected credit loss reserve was primarily attributable to the principal charge-off which was partially offset by the increase in the size of the portfolio and changes in macroeconomic conditions.

Portfolio Financing

Our financing arrangements include repurchase agreements, a term participation facility, asset-specific financing structures, mortgages on real estate owned, and Secured Term Loan borrowings.

The following table summarizes our loan portfolio financing ($ in thousands):

	June 30, 2023
	Capacity	Borrowing Outstanding	Weighted Average Spread(1)
Repurchase agreements and Term participation facility	$5,855,749	$4,137,158	+ 2.54%
Repurchase agreements - Side Car	365,422	252,965	+ 5.31%
Loan participations sold	264,252	264,252	+ 3.67%
Notes payable	450,435	222,839	+ 3.05%
Secured term loan	729,265	729,265	+ 4.50%
Debt related to real estate owned	290,000	290,000	+ 2.78%
Total / weighted average	$7,955,123	$5,896,479	+ 2.99%

(1)
Weighted average spread over the applicable benchmark is based on unpaid principal balance. SOFR as of June 30, 2023 was 5.14%. Fixed rate loans are presented as a spread over the relevant floating benchmark rates.

Refer to Note 6 to our consolidated financial statements for additional details on our financings.

Repurchase Agreements and Term Participation Facility

We finance certain of our loans using repurchase agreements and a term participation facility. As of June 30, 2023, aggregate borrowings outstanding under our repurchase agreements and term participation facility totaled $4.4 billion, with a weighted average coupon of SOFR plus 2.70% per annum. All weighted averages are based on unpaid principal balance. As of June 30, 2023, outstanding borrowings under these facilities had a weighted average term to fully extended maturity (assuming conditions to extend are met) of 3.1 years.

Each repurchase agreement contains “margin maintenance” provisions, which are designed to allow the counterparty to require the delivery of cash or other assets to de-lever assets that are determined to have experienced a diminution in value. Since inception through June 30, 2023, we have not received any margin calls under any of our repurchase agreements. As of June 30, 2023, five of our loans were financed under the term participation facility.

Loan Participations Sold

We finance certain of our loans via the sale of a participation in such loans, and we present the loan participations sold as liabilities on our consolidated balance sheet when such arrangements do not qualify as sales under GAAP. In instances where we have multiple loan participations with the same lender, the financings are generally not cross-collateralized. Each of our loan participations sold is generally term-matched to its corresponding loan. As of June 30, 2023, three of our loans were financed with loan participations sold.

Notes Payable

We finance certain of our loans via secured financings that are generally non-recourse and are term matched. We refer to such financings as notes payable and they are collateralized by the related loans receivable. As of June 30, 2023, six of our loans were financed with notes payable.

Secured Term Loan

We have a secured term loan of $729.3 million which we originally entered into on August 9, 2019. Our secured term loan is presented net of any original issue discount and transaction expenses which are deferred and recognized as a component of interest expense over the life of the loan using the effective interest method. During the three months ended June 30, 2023, we retired $22.0 million of principal of our secured term loan for a price of $19.3 million, recognizing a $2.2 million gain on extinguishment of debt, inclusive of $485,000 of unamortized deferred financing costs. As of June 30, 2023, our secured term loan has an unpaid principal balance of $729.3 million and a carrying value of $714.0 million.

Debt Related to Real Estate Owned

On February 8, 2021 we assumed a $300.0 million securitized senior mortgage in connection with a foreclosure on a portfolio of seven limited service hotels located in New York, New York. The securitized senior mortgage is non-recourse to us. Our debt related to real estate owned as of June 30, 2023 has an unpaid principal balance of $290.0 million, a carrying value of $289.7 million and a stated rate of LIBOR plus 2.78%, subject to a LIBOR floor of 0.75%. Effective July 1, 2023, interest on our debt related to real estate owned is indexed to SOFR. See Derivatives below for further detail of the interest rate cap related to this financing.

Derivatives

As part of the agreement to amend the terms of our debt related to real estate owned in June 2021, we acquired an interest rate cap with a notional amount of $290.0 million, strike rate of 3.00%, and a maturity date of February 15, 2024 for $275,000. The fair value of the interest rate cap is $4.4 million at June 30, 2023.

The interest rate cap effectively limits the maximum interest rate of our debt related to real estate owned to 5.78%. Changes in the fair value of our interest rate cap are recorded as an unrealized gain or loss on interest rate cap on our consolidated statements of operations and the fair value is recorded in other assets on our consolidated balance sheets. Proceeds received from our counterparty related to the interest rate cap are recorded as proceeds from interest rate cap on our consolidated statements of operations. During the three months ended June 30, 2023 and 2022, we recognized $1.5 million and $0 of proceeds from interest rate cap. During the six months ended June 30, 2023 and 2022, we recognized $2.7 million and $0 as proceeds from interest rate cap.

Acquisition Facility

On June 29, 2022, we entered into a revolving full recourse credit facility with $150.0 million in capacity. The facility generally provides interim financing for eligible loans for up to 180 days at an initial advance rate of 75%, which begins to decline after the 90th day. The facility matures on June 29, 2025 and earns interest at a rate of SOFR, plus a 0.10% credit spread adjustment, plus a spread of 2.25%. With the consent of our lenders, and subject to certain conditions, the commitment of the facility may be increased up to $500.0 million. As of June 30, 2023, the outstanding balance of the facility is $0.

Financial Covenants

Our financing agreements generally contain certain financial covenants. For example, our ratio of earnings before interest, taxes, depreciation, and amortization, to interest charges, as defined in the agreements, shall be not less than either 1.4 to 1.0 or 1.5 to 1.0. Further, (i) our tangible net worth, as defined in the agreements, shall not be less than $2.1 billion as of each measurement date plus 75% of proceeds from future equity issuances; (ii) cash liquidity shall not be less than the greater of (x) $50 million or (y) 5% of our recourse indebtedness; and (iii) our indebtedness shall not exceed 77.8% of our total assets. As of June 30, 2023 and December 31, 2022, we are in compliance with all covenants under our financing agreements. The requirements set forth in (i) through (iii) above are based upon the most restrictive financial covenants in place as of the reporting date.

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

The following table summarizes our non-consolidated senior interests and related retained subordinate interests as of June 30, 2023 ($ in thousands):

Non-Consolidated Senior Interests	Loan Count	Loan Commitment	Unpaid Principal Balance	Carrying Value	Weighted Average Spread(2)(3)	Term to Fully Extended Maturity (in years)(4)
Floating rate non-consolidated senior loans	1	$57,300	$56,956	N/A	+ 4.35%	1.0
Retained floating rate subordinate loans	1	$30,200	$29,903	$30,054	+ 12.86%	1.0
Fixed rate non-consolidated senior loans	2	$861,073	$859,660	N/A	3.47%	3.4
Retained fixed rate subordinate loans (1)	2	$125,927	$125,927	$124,827	8.49%	3.5

(1)
Carrying value is net of specific CECL reserve of $0.9 million.
(2)
Our non-consolidated senior interest is indexed to SOFR, which was 5.14% at June 30, 2023.
(3)
Weighted average is based on unpaid principal balance.
(4)
Term to fully extended maturity is determined based on the maximum maturity of each of the corresponding loans, assuming all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.

Floating and Fixed Rate Portfolio

Our business model seeks to minimize our exposure to changing interest rates by originating floating rate loans and financing them with floating rate liabilities. Further, we seek to match the benchmark index in the floating rate loans we originate with the benchmark index used in the related floating rate financings. Generally, the benchmark index used in both our floating rate loans and floating rate financings is SOFR. As of June 30, 2023, 98.1% of our loans based on unpaid principal balance were floating rate and the majority of our floating rate loans were financed with liabilities that require interest payments based on floating rates determined by reference to SOFR plus a spread, which resulted in approximately $1.5 billion of net floating rate exposure.

The following table details our net floating rate exposure as of June 30, 2023 ($ in thousands):

Net Floating Rate Exposure(1)
Floating rate assets	$7,413,406
Floating rate liabilities	(5,876,479)
Net floating rate exposure	$1,536,927

(1)
Effective July 1, 2023, our floating rate loans and related liabilities are all indexed to SOFR. SOFR as of June 30, 2023 was 5.14%. Amounts include loans on non-accrual status.

LIBOR has been the subject of national and international regulatory guidance and proposals for reform. On July 1, 2023, the Financial Conduct Authority of the United Kingdom, or the FCA, which regulates LIBOR’s administrator, ICE Benchmark Administration Limited, or IBA, ceased publication of all LIBOR tenors relevant to our assets and liabilities. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated using short-term repurchase agreements backed by Treasury securities, as its preferred alternative rate for LIBOR. Subsequent to June 30, 2023, all of our floating rate loans and financing arrangements were indexed to SOFR.

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

Results of Operations – Three Months Ended June 30, 2023 and March 31, 2023

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

Operating Results

The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2023, and March 31, 2023 ($ in thousands, except per share data):

	Three Months Ended
	June 30, 2023	March 31, 2023	$ Change
Revenue
Interest and related income	$180,735	$164,166	$16,569
Less: interest and related expense	119,676	106,027	13,649
Net interest income	61,059	58,139	2,920
Revenue from real estate owned	19,866	10,963	8,903
Total net revenue	80,925	69,102	11,823
Expenses
Management fees - affiliate	9,641	9,656	(15)
Incentive fees - affiliate	-	1,558	(1,558)
General and administrative expenses	4,492	4,923	(431)
Stock-based compensation expense	4,395	3,366	1,029
Real estate owned:
Operating expenses	11,269	10,000	1,269
Interest expense	5,865	5,444	421
Depreciation	2,092	2,058	34
Total expenses	37,754	37,005	749
Proceeds from interest rate cap	1,495	1,183	312
Unrealized loss on interest rate cap	(259)	(1,404)	1,145
(Loss) income from equity method investment	(895)	1,563	(2,458)
Gain on extinguishment of debt	2,217	-	2,217
(Provision for) reversal of current expected credit loss reserve	(41,476)	3,239	(44,715)
Net income	$4,253	$36,678	$(32,425)
Net income per share of common stock:
Basic and diluted	$0.02	$0.26	$(0.24)

Comparison of the three months ended June 30, 2023 and March 31, 2023

Revenue

Revenue increased $11.8 million during the three months ended June 30, 2023, compared to the three months ended March 31, 2023. The increase is primarily due to an increase in revenue for real estate owned of $8.9 million due to seasonally higher demand and an increase in net interest income of $2.9 million for the comparative period, which was driven by an increase in interest income of $16.6 million primarily as a result of reference rate increases and from the recognition of $6.5 million of interest income on a cash basis relating to a loan on non-accrual status. The aforementioned increases are partially offset by an increase in interest expense of $13.6 million, as a result of increased interest expense on financings entered into in the prior quarter being outstanding the entire second quarter of 2023, along with reference rate increases over the three months ended June 30, 2023.

Expenses

Expenses are primarily comprised of base management fees payable to our Manager, incentive fees payable to our Manager, general and administrative expenses, stock-based compensation expense, operating expenses from real estate owned, interest expense from debt related to real estate owned, and depreciation on real estate owned. Expenses increased by $0.8 million during the three months ended June 30, 2023, as compared to the three months ended March 31, 2023, primarily due to:

(i)
an increase in operating expenses from real estate owned of $1.3 million during the comparative period, due to increased variable operating expenses in connection with higher occupancy levels at the hotel portfolio;
(ii)
an increase in interest expense on debt related to real estate owned of $0.4 million primarily as a result of reference rate increases over the comparative period;

(iii)
an increase in stock based compensation of $1.0 million during the comparative period, due to restricted stock units granted during the first quarter of 2023 being outstanding the entire second quarter of 2023;

(iv)
partially offset by a decrease in incentive fees of $1.6 million as a result of core earnings over the trailing four quarters being below a 7% hurdle as of June 30, 2023 but above the hurdle as of March 31, 2023.

Proceeds from interest rate cap

Proceeds from interest rate cap increased $0.3 million during the three months ended June 30, 2023, as compared to the three months ended March 31, 2023, due to increased LIBOR rates, which continued to be in excess of our interest rate cap's 3% strike rate.

Unrealized (loss) gain on interest rate cap

During the three months ended June 30, 2023, we recognized a $0.3 million unrealized loss on interest rate cap, compared to a $1.4 million unrealized loss on interest rate cap during the three months ended March 31, 2023. The fair value of the interest rate cap increases as interest rates increase, generally decreases as the interest rate cap approaches maturity, and is a function of the duration and shifts in the forward curve.

(Loss) Income from equity method investment

During the three months ended June 30, 2023, we recognized a loss from our equity method investment of $0.9 million as a result of the net loss recognized by our investee over the three months ended June 30, 2023 driven primarily by the loans held by the equity method investee being placed on non-accrual status effective April 1, 2023.

Gain on extinguishment of debt

During the three months ended June 30, 2023, we recognized a gain on extinguishment of debt of $2.2 million, inclusive of $485,000 of unamortized deferred financing costs, as a result of the retirement of $22.0 million of principal of our secured term loan for a price of $19.3 million.

(Provision for) reversal of current expected credit loss reserve

During the three months ended June 30, 2023, we recorded a provision for current expected credit losses of $41.5 million, primarily attributable to a $44.6 million increase in our specific CECL reserves, partially offset by a $3.1 million reversal of general CECL reserves which was primarily attributable to seasoning of and a reduction in the size of our loan portfolio. During the three months ended March 31, 2023, we recorded a reversal of current expected credit losses of $3.2 million, primarily attributable to seasoning of our loan portfolio and a reduction in the size of our loan portfolio.

Results of Operations – Six Months Ended June 30, 2023, and June 30, 2022

The following table sets forth information regarding our consolidated results of operations for six months ended June 30, 2023 and 2022 ($ in thousands, except per share data):

	Six Months Ended
	June 30, 2023	June 30, 2022	$ Change
Revenue
Interest and related income	$344,901	$189,687	$155,214
Less: interest and related expense	225,703	86,451	139,252
Net interest income	119,198	103,236	15,962
Revenue from real estate owned	30,829	23,931	6,898
Total net revenue	150,027	127,167	22,860
Expenses
Management fees - affiliate	19,297	19,650	(353)
Incentive fees - affiliate	1,558	-	1,558
General and administrative expenses	9,417	9,091	326
Stock-based compensation expense	7,761	604	7,157
Real estate owned:
Operating expenses	21,268	18,316	2,952
Interest expense	11,309	5,303	6,006
Depreciation	4,150	3,938	212
Total expenses	74,760	56,902	17,858
Realized gain on sale of loan	-	30,090	(30,090)
Proceeds from interest rate cap	2,678	-	2,678
Unrealized (loss) gain on interest rate cap	(1,662)	2,837	(4,499)
Income from equity method investment	668	-	668
Gain on extinguishment of debt	2,217	-	2,217
Provision for current expected credit loss reserve	(38,237)	(10,632)	(27,605)
Net income	$40,931	$92,560	$(51,629)
Net loss attributable to non-controlling interests	$-	$(86)	$86
Net income attributable to common stock	$40,931	$92,646	$(51,715)
Net income per share of common stock:
Basic and diluted	$0.28	$0.66	$(0.38)

Comparison of the six months ended June 30, 2023 and June 30, 2022

Revenue

Revenue increased $22.9 million during the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase is primarily due to an increase in net interest income of $16.0 million for the comparative period, which was driven by an increase in interest income of $155.2 million, primarily as a result of an increased loans receivable balance and reference rate increases, partially offset by an increase in interest expense of $139.3 million as a result of increased borrowing levels and reference rate increases. Further, revenue from real estate owned increased $6.9 million compared to the prior period due to higher occupancy and RevPAR levels versus the six months ended June 30, 2022.

Expenses

Expenses are primarily comprised of base management fees payable to our Manager, incentive fees payable to our Manager, general and administrative expenses, stock-based compensation expense, operating expenses from real estate owned, interest expense from debt related to real estate owned, and depreciation on real estate owned. Expenses increased by $17.9 million, during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to:

(i)
an increase in stock-based compensation of $7.2 million during the comparative period, due to restricted stock units granted in June 2022 being outstanding for the full period and additional awards granted in 2023;
(ii)
an increase in interest expense on debt related to real estate owned of $6.0 million primarily as a result of reference rate increases over the comparative period;
(iii)
an increase in operating expenses from real estate owned of $3.0 million during the comparative period, due to increased variable operating expenses in connection with higher occupancy levels at the hotel portfolio during the comparative period;

(iv)
an increase in incentive fees of $1.6 million as a result of core earnings over the trailing four quarters being in excess of a 7% hurdle as of March 31, 2023.

Realized gain on sale of loan

During the six months ended June 30, 2022, we realized a gain on sale of a loan of $30.1 million. There were no loans sold during the six months ended June 30, 2023.

Proceeds from interest rate cap

Proceeds from interest rate cap were $2.7 million higher during the comparative period due to LIBOR exceeding our interest rate cap's 3% strike rate during the second half of 2022.

Unrealized (loss) gain on interest rate cap

During the six months ended June 30, 2023, we recognized a $1.7 million unrealized loss on interest rate cap, compared to a $2.8 million unrealized gain on interest rate cap during the six months ended June 30, 2022. The fair value of the interest rate cap increases as interest rates increase, generally decreases as the interest rate cap approaches maturity, and is a function of the duration and shifts in the forward curve.

Income from equity method investment

During the six months ended June 30, 2023, we recognized a loss from equity method investment of $0.7 million as a result of us accounting for our investment in CMTG/TT as an equity method investment during the first half of 2023. We did not hold any equity method investments during the six months ended June 30, 2022.

Gain on extinguishment of debt

During the six months ended June 30, 2023, we recognized a gain on extinguishment of debt of $2.2 million, inclusive of $485,000 of unamortized deferred financing costs, as a result of the retirement of $22.0 million of principal of our secured term loan for a price of $19.3 million.

Provision for current expected credit loss reserve

During the six months ended June 30, 2023, we recorded a provision for current expected credit losses of $38.3 million, primarily attributable to a $44.6 million increase in our specific CECL reserves, partially offset by a $6.4 million reversal of general CECL Reserves which was primarily attributable to seasoning of and a reduction in the size of our loan portfolio. During the six months ended June 30, 2022, we recorded a provision for current expected credit losses of $10.6 million, primarily attributable to a principal charge off of $11.5 million partially offset by an increase in the size of our portfolio and changes in macroeconomic conditions.

Liquidity and Capital Resources

Capitalization

We have capitalized our business to date primarily through the issuance of shares of our common stock and borrowings under our secured financings and our Secured Term Loan. As of June 30, 2023, we had 138,385,904 shares of our common stock outstanding, representing $2.4 billion of equity and we also had $5.9 billion of outstanding borrowings under our secured financings, our Secured Term Loan, and our debt related to real estate owned. As of June 30, 2023, our secured financings consisted of six repurchase agreements with capacity of $5.2 billion and an outstanding balance of $4.0 billion, a term participation facility with a capacity of $1.0 billion and an outstanding balance of $346.1 million, nine asset-specific financings with capacity of $714.7 million and an outstanding balance of $487.1 million, and an acquisition facility with a capacity of $150.0 million and no outstanding balance. As of June 30, 2023, our Secured Term Loan had an outstanding balance of $729.3 million and our debt related to real estate owned had an outstanding balance of $290.0 million.

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

Total Leverage Ratio is similar to Net Debt-to-Equity Ratio; however, it includes non-consolidated senior interests sold and non-consolidated senior interests held by third parties. Non-consolidated senior interests sold and non-consolidated senior interests held by third parties, as applicable, are secured by the same collateral as our loan and are structurally senior in repayment priority relative to our loan. We believe the inclusion of non-consolidated senior interests sold and non-consolidated senior interests held by third parties provides a meaningful measure of our financial leverage.

The following table presents our Net Debt-to-Equity and Total Leverage Ratios as of June 30, 2023 and December 31, 2022 ($ in thousands):

	June 30, 2023	December 31, 2022
Asset specific debt	$5,162,229	$4,927,098
Secured term loan, net	713,975	736,853
Total debt	5,876,204	5,663,951
Less: cash and cash equivalents	(253,055)	(306,456)
Net Debt	$5,623,149	$5,357,495
Total Equity	$2,400,426	$2,456,471
Net Debt-to-Equity Ratio	2.3x	2.2x
Non-consolidated senior loans	916,616	968,302
Total Leverage	$6,539,765	$6,325,797
Total Leverage Ratio	2.7x	2.6x

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents, interest income from our loans, loan repayments, available borrowings under our repurchase agreements, identified borrowing capacity related to our notes payable and loan participations sold, borrowings under our Secured Term Loan, and proceeds from the issuance of our common stock. As circumstances warrant, we and our subsidiaries may also issue common equity, preferred equity and/or debt or incur other debt, including term loans, from time to time on an opportunistic basis, dependent upon market conditions and available pricing. The following table sets forth, as of June 30, 2023 and December 31, 2022, our sources of available liquidity ($ in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$253,055	$306,456
Loan principal payments held by servicer(1)	641	-
Approved and undrawn credit capacity	152,884	213,113
Total sources of liquidity	$406,580	$519,569

(1)
Represents loan principal payments held in lockboxes or by our third-party loan servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle, net of the related secured debt balance.

We have $404.0 million unpaid principal balance of unencumbered loans and unencumbered real estate owned and net lease intangible assets with a carrying value of $144.4 million at June 30, 2023. Our ability to finance certain of these unencumbered loans, or our real estate owned asset is subject to one or more counterparties' willingness to finance such loans.

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

As of June 30, 2023, we had aggregate unfunded loan commitments of $1.5 billion which is comprised of funding for capital expenditures and construction, leasing costs, and interest and carry costs. The timing of these fundings will vary depending on the progress of capital projects, leasing, and cash flows at the properties securing our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan commitments over the remaining maximum term of the related loans, which have a weighted-average future funding period of 3.6 years.

We may from time to time utilize capital to retire, redeem or repurchase our equity or debt securities, term loans or other debt instruments through open market purchases, privately negotiated transactions or otherwise. Such repurchases, redemptions or retirements, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions or other factors.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of June 30, 2023 were as follows ($ in thousands):

	Payment Timing
	Total Obligations	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Unfunded loan commitments(1)	$1,498,901	$932,989	$453,471	$112,441	$-
Secured financings, term loan agreement, and debt related to real estate owned - principal and interest(2, 3)	7,094,925	1,500,009	2,559,990	3,034,926	-
Total	$8,593,826	$2,432,998	$3,013,461	$3,147,367	$-

(1)
The allocation of our unfunded loan commitments is based on the earlier of our expected funding date and the commitment expiration date. As of June 30, 2023, we have $758.7 million of expected or in-place financings to fund our remaining commitments, excluding $152.9 million of approved and undrawn credit capacity.
(2)
The allocation of our secured financings and term loan agreement is based on the earlier of the fully extended maturity date (assuming conditions to extend are met) of each individual borrowing or the maximum maturity date under the respective agreement, and assumes four loans with aggregate borrowings outstanding of $217.1 million that are in maturity default have an extended maturity date in 2023.
(3)
Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured financing agreements and SOFR in effect as of June 30, 2023 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates will vary over time. Our floating rate loans and related liabilities are indexed to SOFR. Totals exclude non-consolidated senior interests.

We are required to pay our Manager, in cash, a base management fee and incentive fees (to the extent earned) on a quarterly basis in arrears. The tables above do not include the amounts payable to our Manager under the Management Agreement as they are not fixed and determinable.

Loan Receivable Maturities

The following table summarizes the future scheduled repayments of principal based on fully extended maturity dates for our loan receivable portfolio as of June 30, 2023 ($ in thousands):

Year	Unpaid Principal Balance(1)	Loan Commitment(1)
2023	$340,927	$340,927
2024	973,394	1,012,533
2025	775,551	813,623
2026	2,114,732	2,694,417
2027	2,655,165	3,478,816
Thereafter	437,240	455,594
Total	$7,297,009	$8,795,910

(1)
Excludes $262.5 million in principal balance and $262.5 million of commitments of loans which are currently in maturity default and do not have any extension options remaining.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash for the six months ended June 30, 2023 and 2022, respectively ($ in thousands):

	Six Months Ended
	June 30, 2023	June 30, 2022
Net cash flows provided by operating activities	$41,910	$72,118
Net cash flows used in investing activities	(204,106)	(372,520)
Net cash flows provided by financing activities	99,127	463,997
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(63,069)	$163,595

We experienced a net decrease in cash and cash equivalents and restricted cash of $63.1 million during the six months ended June 30, 2023, compared to a net increase of $163.6 million during the six months ended June 30, 2022.

During the six months ended June 30, 2023, we made initial fundings of $101.1 million of new loans and $348.7 million of advances on existing loans and made repayments on financings arrangements of $440.1 million. We received $643.7 million of net proceeds from borrowings under our financing arrangements and received $251.4 million from loan repayments.

Income Taxes

We have elected and believe we have qualified to be taxed as a REIT for U.S. federal income tax purposes, commencing with our initial taxable year ended December 31, 2015. We generally must distribute annually at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, to maintain our REIT status. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay (or are treated as paying) out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Our real estate owned hotel portfolio is held in a TRS. Our TRS is not consolidated for U.S. federal income tax purposes and is taxed separately as a corporation. For financial reporting purposes, a provision or benefit for current and deferred taxes is established for the portion of earnings or expense recognized by us with respect to our TRS.

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our REIT taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of June 30, 2023, we were in compliance with all REIT requirements.

Refer to Note 13 to our consolidated financial statements for additional information about our income taxes.

Off-Balance Sheet Arrangements

As of June 30, 2023, we had no off-balance sheet arrangements aside from those discussed in Note 3 - Loans Portfolio, Note 4 - Equity Method Investment, and Note 14 - Commitments and Contingencies.

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

To estimate an annual historical loss rate, we obtained historical loss rate data for loans most comparable to our loan portfolio from a commercial mortgage-backed securities database licensed by a third party, Trepp, LLC, which contains historical loss rates from January 1, 1999 through June 30, 2023.

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

In certain circumstances we may determine that a loan is no longer suited for the WARM method due to its unique risk characteristics or where we have deemed the borrower/sponsor to be experiencing financial difficulty and the repayment of the loan’s principal is collateral-dependent. We may instead elect to employ different methods to estimate loan losses that also conform to ASU 2016-13 and related guidance.

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

Real estate owned, net

We may assume legal title or physical possession of the underlying collateral of a defaulted loan through foreclosure or a deed-in-lieu or an assignment-in-lieu of foreclosure. If we intend to hold, operate or develop the property for a period of at least 12 months, the asset is classified as real estate owned, net. If we intend to market a property for sale in the near subsequent term, the asset is classified as real estate held for sale. Real estate owned is initially recorded at estimated fair value and is subsequently presented net of accumulated depreciation. Depreciation is computed using a straight-line method over estimated useful lives ranging from 5 to 40 years.

We account for acquisitions of real estate, including foreclosures, deed-in-lieu of foreclosures, or assignment-in-lieu of foreclosures, in accordance with ASC 805, Business Combinations, which first requires that we determine if the real estate investment is the acquisition of an asset or a business combination. Under this model, we identify and determine the fair value of any assets acquired and liabilities assumed. This generally results in the allocation of the purchase price to the assets acquired and liabilities assumed based on the relative fair values of each respective asset and liability. Debt related to real estate owned is non-recourse to us and is initially recorded at its estimated fair value at the time of foreclosure, deed-in-lieu of foreclosure, or assignment-in-lieu of foreclosure.

Assets acquired and liabilities assumed generally may include land, building, building improvements, tenant improvements, furniture, fixtures and equipment, mortgages payable, and identified intangible assets and liabilities, which generally consists of above or below market leases values, in-place lease values, and other lease-related values. In estimating fair values for allocating the purchase price of our real estate owned, we may utilize various methods, including a market approach, which considers recent sales of similar properties, adjusted for differences in location and state of the physical asset, or a replacement cost approach, which considers the composition of physical assets acquired, adjusted based on industry standard information and the remaining useful life of the acquired property. In estimating fair values of intangible assets acquired or liabilities assumed, we consider the estimated cost of leasing our real estate owned assuming the property was vacant, the value of the current lease agreements relative to market-rate leases, and the estimation of total lease-up time including lost rents. In-place, above market, and other lease intangibles, net and below market lease values, net, are included within other assets and other liabilities, respectively, on our consolidated balance sheets. Amortization of in-place and other lease intangibles is recognized in depreciation expense on our consolidated statement of operations. Amortization of above and below market lease values is recognized in revenue from real estate owned on our consolidated statement of operations.

Real estate assets are evaluated for indicators of impairment on a quarterly basis. Factors that we may consider in our impairment analysis include, among others: (1) significant underperformance relative to historical or anticipated operating results; (2) significant negative industry or economic trends; (3) costs necessary to extend the life or improve the real estate asset; (4) significant increase in competition; and (5) ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows expected to be generated by the real estate asset over the estimated remaining holding period is less than the carrying amount of such real estate asset. Cash flows include operating cash flows and anticipated capital proceeds generated by the real estate asset. If the sum of such estimated undiscounted cash flows is less than the carrying amount of the real estate asset, an impairment charge is recorded equal to the excess of the carrying value of the real estate asset over the fair value.

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

During 2022, the Federal Reserve began a campaign to combat inflation by increasing interest rates. By the end of 2022, the Federal Reserve had raised interest rates by a total of 4.25%. During the six months ended June 30, 2023, the Federal Reserve raised rates another 0.75% and signaled the potential for further increases in coming quarters to the extent necessary to further combat inflation. Higher interest rates imposed by the Federal Reserve may continue to increase our interest expense, negatively impact the ability of our borrowers to service their debt, and reduce the value of the CRE collateral underlying our loans.

The following table illustrates as of June 30, 2023 the impact on our interest income and interest expense for the twelve-month period following June 30, 2023 assuming a decrease in SOFR of 50 and 100 basis points and an increase in SOFR of 50 and 100 basis points in the applicable interest rate benchmark (based on SOFR of 5.14% as of June 30, 2023) ($ in thousands):

Assets (Liabilities)		Decrease		Increase
Subject to Interest Rate Sensitivity	Change in	100 Basis Points	50 Basis Points	50 Basis Points	100 Basis Points
$1,536,927	Net interest income	$(13,585)	$(6,792)	$6,792	$13,585
	Net interest income per share	$(0.10)	$(0.05)	$0.05	$0.10

LIBOR Transition

LIBOR has been the subject of national and international regulatory guidance and proposals for reform. On July 1, 2023, the Financial Conduct Authority of the United Kingdom, or the FCA, which regulates LIBOR’s administrator, ICE Benchmark Administration Limited, or IBA, ceased publication of all LIBOR tenors relevant to our assets and liabilities. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated using short-term repurchase agreements backed by Treasury securities, as its preferred alternative rate for LIBOR. There were significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. These differences could result in higher interest costs for us, which could have a material adverse effect on our operating results.

Effective July 1, 2023, all of our loans and financing arrangements were transitioned to be indexed to SOFR.

Credit Risk

Our loans and other investments are also subject to credit risk, including the risk of default. In particular, changes in general economic conditions will affect the creditworthiness of borrowers and/or the value of underlying real estate collateral relating to our investments. By its very nature, our investment strategy emphasizes prudent risk management and capital preservation by primarily originating senior loans utilizing underwriting techniques requiring relatively conservative loan-to-value ratio levels to insulate us from loan losses absent a significant diminution in collateral value. In addition, we seek to manage credit risk by performing extensive due diligence on our collateral, borrower and guarantors, as applicable, evaluating, among other things, title, environmental and physical condition of collateral, comparable sales and leasing analysis of similar collateral, the quality of and alternative uses for the real estate collateral being underwritten, submarket trends, our borrower’s track record and the reasonableness of the borrower’s projections prior to originating a loan. Subsequent to origination, we also manage credit risk by proactively monitoring our investments and, whenever possible, limiting our own leverage to partial recourse or non-recourse, match-funding financing. Notwithstanding these efforts, there can be no assurance that we will be able to avoid losses in all circumstances. The performance and value of our loans and investments depend upon the borrower’s ability to improve and operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, our Sponsor’s asset management team monitors the performance of our loan portfolio and our Sponsor’s asset management and origination teams maintain regular contact with borrowers, co-lenders and local market experts to monitor the performance of the underlying loan collateral, anticipate borrower, property and market issues and, to the extent necessary or appropriate, enforce our rights as the lender.

In addition, we are exposed to the risks generally associated with the CRE market, including variances in occupancy rates, capitalization rates, absorption rates and other macroeconomic factors beyond our control. We seek to manage these risks through our underwriting, loan structuring, financing structuring, and asset management processes.

In the event that we are forced to foreclose, our broader Sponsor platform includes professionals experienced in CRE development, ownership, property management, and asset management which enables us to execute the workout of a troubled loan and protect investors’ capital in a way that we believe many non-traditional lenders cannot.

Capital Markets Risks

We are exposed to risks related to the equity and debt capital markets which impact our related ability to raise capital through the issuance of our common stock or other debt or equity-related instruments. As a REIT, we are required to distribute a significant portion of our REIT taxable income annually, which constrains our ability to retain and accumulate operating earnings and therefore requires us to utilize debt or equity capital to finance the growth of our business. We seek to mitigate these risks by constantly monitoring the debt and equity capital markets, the maturity profile of our in-place loan portfolio related to secured financings, and future funding requirements on our loan portfolio to inform our decisions on the amount, timing, and terms of any capital we may raise.

Each of our repurchase agreements contain “margin maintenance” provisions, which allow the lender to require the delivery of cash or other assets to reduce the financing amount against loans that have been deemed to have experienced a diminution in value. A substantial deterioration in the commercial real estate capital markets may negatively impact the value of assets financed with lenders that have margin maintenance provisions in their facilities. Certain of our repurchase agreements permit valuation adjustments solely as a result of collateral-specific credit events, while other repurchase agreements contain provisions also allowing our lenders to make margin calls upon the occurrence of adverse changes in the markets or as a result of interest rate or spread fluctuations, subject to minimum thresholds, among other factors. As of June 30, 2023, we have not received any margin calls under any of our repurchase agreements.

During the six months ended June 30, 2023, there was significant volatility in the banking sector resulting from several bank failures. While we neither maintained nor maintain any accounts at these failed banks, substantially all of our cash and cash equivalents currently on deposit with major financial institutions exceed insured limits. Such deposits are redeemable upon demand and are maintained with financial institutions with strong credit profiles and we therefore believe bear minimal risk. Further, we do not and have not had any financing relationships with any of the banks that have recently failed, and thus none of our future fundings are subject to the risk that one of the failed banks will not fund.

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

Repayment / Extension Risk

Loans are expected to be repaid at maturity, unless the borrower repays early or meets contractual conditions to qualify for a maturity extension. However, in the case of a loan maturity extension, we are often entitled to extension fees, principal paydowns and/or spread increases. Our Manager computes the projected weighted average life of our assets based on the initial and fully extended scheduled maturity dates of loans in our portfolio. Higher interest rates imposed by the Federal Reserve may lead to an increase in the number of our borrowers who exercise extension options, which could extend beyond the term of certain secured financing agreements we use to finance our loan investments, or an increase in the number of our borrowers who may default. This could have a negative impact on our results of operations, and in some situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

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

Real Estate Risk

The market values of loans secured directly or indirectly by CRE assets are subject to volatility and may be adversely affected by a number of factors, including, but not limited to, the impacts of the rising interest rate environment; persistent inflation; increases in remote work trends; COVID-19 pandemic; national, regional, local and foreign economic conditions (which may be adversely affected by industry slowdowns and other factors); changes in social conditions; regional or local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; changes to building or similar codes and regulatory requirements (such as rent control); and changes in real property tax rates. In addition, decreases in property values reduce the value of the loan collateral and the potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses. We seek to manage these risks through our underwriting, loan structuring, financing structuring and asset management processes.

Financing Risk

We finance our business through a variety of means, including the syndication of non-consolidated senior interests, notes payable, borrowings under our repurchase and participation facilities, the syndication of pari passu portions of our loans, the syndication of senior participations in our originated senior loans, and our secured term loan. Over time, as market conditions change, we may use other forms of financing in addition to these methods of financing. Weakness or volatility in the debt capital markets, the CRE and mortgage markets, changes in regulatory requirements, and the economy generally, in particular as a result of the COVID-19 pandemic, and recent rapid increase in interest rates and the resulting market disruptions therefrom could adversely affect one or more of our lenders or potential lenders and could cause one or more of our lenders or potential lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing or otherwise offer unattractive terms for that financing. In addition, we may seek to finance our business through the issuance of our common stock or other equity or equity-related instruments, though there is no assurance that such financing will be available on a timely basis with attractive terms, or at all.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As of June 30, 2023, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2023, we were not involved in any material legal proceedings. Refer to Note 14 to our consolidated financial statements for information on our commitments and contingencies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)
On July 28, 2023, CMTG JP Finance LLC, a subsidiary of the Company, entered into Amendment No. 4 to the Amended and Restated Master Repurchase Agreement (the “JPMorgan Chase Bank Facility”) and Amendment No. 2 to the Guarantee Agreement (“Guarantee”) with JPMorgan Chase Bank, National Association and the Company. The purpose of the amendment to the JPMorgan Chase Bank Facility was, among other things, to extend the initial and fully extended maturity dates by one year to July 28, 2026 and July 28, 2028, respectively, and to combine the entire financing amount related to a subset of five loans, referred to in the JPMorgan Chase Bank Facility as the “Sidecar,” with the main pool.

The foregoing descriptions of the amendments to the JPMorgan Chase Bank Facility and Guarantee are only a summary of certain material provisions and are qualified in their entirety by reference to a copy of such amendments, which are filed herewith as Exhibits 10.3 and by this reference incorporated herein.

(b)
None.
(c)
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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

10.1*	Amendment No.4 to Term Loan Credit Agreement, dated as of May 5, 2023, by and between Claros Mortgage Trust, Inc. and JPMorgan Chase Bank, N.A.

10.2*	Amendment No. 1 to Guarantee Agreement, dated as of May 19, 2023, by and between Claros Mortgage Trust, Inc. and Wells Fargo Bank, National Association

10.3*

Amendment No. 4 to Amended and Restated Master Repurchase Agreement and Amendment No. 2 to Guarantee Agreement, dated as of July 28, 2023, by and among Claros Mortgage Trust, Inc., CMTG JP Finance LLC and JPMorgan Chase Bank, National Association.

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