Form 10-Q
period 2023-09-30
Claros Mortgage Trust, Inc.
filed 2023-10-31
CIK 1666291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 31, 2023, the registrant had 138,728,690 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Claros Mortgage Trust, Inc.

Consolidated Balance Sheets

(unaudited, in thousands, except share data)

	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$307,367	$306,456
Restricted cash	23,183	41,703
Loan principal payments held by servicer	689	-
Loans receivable held-for-investment	7,155,231	7,489,074
Less: current expected credit loss reserve	(141,686)	(128,647)
Loans receivable held-for-investment, net	7,013,545	7,360,427
Equity method investment	42,515	41,880
Real estate owned, net	520,500	401,189
Other assets	140,631	89,858
Total assets	$8,048,430	$8,241,513

Liabilities and Equity
Repurchase agreements	$3,813,612	$3,966,859
Term participation facility	346,140	257,531
Loan participations sold, net	254,224	263,798
Notes payable, net	231,875	149,521
Secured term loan, net	713,276	736,853
Debt related to real estate owned, net	289,782	289,389
Other liabilities	57,981	59,223
Dividends payable	35,330	52,001
Management fee payable - affiliate	9,541	9,867
Total liabilities	5,751,761	5,785,042

Commitments and contingencies - Note 14

Equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 138,728,690 and 140,055,714 shares issued and 138,728,690 and 138,376,144 shares outstanding at September 30, 2023 and December 31, 2022, respectively	1,400	1,400
Additional paid-in capital	2,720,688	2,712,316
Accumulated deficit	(425,419)	(257,245)
Total equity	2,296,669	2,456,471
Total liabilities and equity	$8,048,430	$8,241,513

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Operations

(unaudited, in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenue
Interest and related income	$182,044	$126,520	$526,945	$316,207
Less: interest and related expense	123,611	67,985	349,314	154,436
Net interest income	58,433	58,535	177,631	161,771
Revenue from real estate owned	22,120	17,882	52,949	41,813
Total net revenue	80,553	76,417	230,580	203,584

Expenses
Management fees - affiliate	9,541	9,944	28,838	29,594
Incentive fees - affiliate	-	-	1,558	-
General and administrative expenses	3,565	4,819	12,982	13,910
Stock-based compensation expense	4,369	3,426	12,130	4,030
Real estate owned:
Operating expenses	13,706	11,366	34,974	29,682
Interest expense	6,137	3,903	17,446	9,206
Depreciation and amortization	2,558	2,064	6,708	6,002
Total expenses	39,876	35,522	114,636	92,424

Gain on sale of loan	575	-	575	30,090
Proceeds from interest rate cap	1,691	-	4,369	-
Unrealized (loss) gain on interest rate cap	(1,659)	2,776	(3,321)	5,613
(Loss) income from equity method investment	(33)	929	635	929
Gain on extinguishment of debt	-	-	2,217	-
Provision for current expected credit loss reserve	(110,198)	(2,352)	(148,435)	(12,984)

Net (loss) income	(68,947)	42,248	(28,016)	134,808
Net income attributable to non-controlling interests	-	177	-	91
Net (loss) income attributable to common stock	$(68,947)	$42,071	$(28,016)	$134,717

Net (loss) income per share of common stock:
Basic and diluted	$(0.50)	$0.30	$(0.22)	$0.95
Weighted-average shares of common stock outstanding:
Basic and diluted	138,899,168	139,430,153	138,563,355	139,592,500

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Changes in Equity

(unaudited, in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total Equity
Balance at December 31, 2022	138,376,144	$1,400	$2,712,316	$(257,245)	$2,456,471
Stock-based compensation expense	-	-	3,409	-	3,409
Dividends declared	-	-	-	(52,404)	(52,404)
Net income	-	-	-	36,678	36,678
Balance at March 31, 2023	138,376,144	$1,400	$2,715,725	$(272,971)	$2,444,154
Stock-based compensation expense	9,760	-	4,443	-	4,443
Dividends declared	-	-	-	(52,424)	(52,424)
Net income	-	-	-	4,253	4,253
Balance at June 30, 2023	138,385,904	$1,400	$2,720,168	$(321,142)	$2,400,426
Stock-based compensation expense	342,786	-	4,417	-	4,417
Settlement of vested RSUs in cash	-	-	(3,897)	-	(3,897)
Dividends declared	-	-	-	(35,330)	(35,330)
Net loss	-	-	-	(68,947)	(68,947)
Balance at September 30, 2023	138,728,690	$1,400	$2,720,688	$(425,419)	$2,296,669

	Common Stock		Additional Paid-In	Accumulated	Non-Controlling
	Shares	Par Value	Capital	Deficit	Interests	Total Equity
Balance at December 31, 2021	139,840,088	$1,400	$2,726,190	$(160,959)	$37,636	$2,604,267
Repurchased Shares	(186,289)	-	(3,179)	-	-	(3,179)
Contributions from non-controlling interests	-	-	-	-	539	539
Offering costs	-	-	(30)	-	-	(30)
Dividends declared	-	-	-	(51,672)	-	(51,672)
Net income (loss)	-	-	-	29,412	(41)	29,371
Balance at March 31, 2022	139,653,799	$1,400	$2,722,981	$(183,219)	$38,134	$2,579,296
Repurchased Shares	(33,721)	-	(592)	-	-	(592)
Contributions from non-controlling interests	-	-	-	-	367	367
Stock-based compensation expense	-	-	604	-	-	604
Dividends declared	-	-	-	(52,458)	-	(52,458)
Net income (loss)	-	-	-	63,234	(45)	63,189
Balance at June 30, 2022	139,620,078	$1,400	$2,722,993	$(172,443)	$38,456	$2,590,406
Repurchased Shares	(649,580)	-	(10,092)	-	-	(10,092)
Stock-based compensation expense	-	-	3,475	-	-	3,475
Dividends declared	-	-	-	(52,219)	-	(52,219)
Net income	-	-	-	42,071	177	42,248
Deconsolidation of subsidiary	-	-	-	-	(38,633)	(38,633)
Balance at September 30, 2022	138,970,498	$1,400	$2,716,376	$(182,591)	$-	$2,535,185

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities
Net (loss) income	$(28,016)	$134,808
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Accretion of origination fees on loans receivable	(17,943)	(19,351)
Accretion of origination fees on interests in loans receivable	-	(204)
Amortization of deferred financing costs	17,564	14,651
Non-cash stock-based compensation expense	12,269	4,079
Depreciation and amortization on real estate owned and in-place lease values	6,708	6,002
Amortization of above and below market lease values, net	354	-
Unrealized loss (gain) on interest rate cap	3,321	(5,613)
Income from equity method investment	(635)	(929)
Distribution from equity method investment	-	408
Gain on extinguishment of debt	(2,217)	-
Gain on sale of loan	(575)	(30,090)
Non-cash advances on loans receivable in lieu of interest	(52,862)	(51,842)
Non-cash advances on interests in loans receivable in lieu of interest	-	(2,427)
Non-cash advances on secured financings in lieu of interest	2,279	155
Repayment of non-cash advances on loans receivable in lieu of interest	23,111	20,128
Repayment of non-cash advances on interests in loans receivable in lieu of interest	-	13,178
Provision for current expected credit loss reserve	148,435	12,984
Changes in operating assets and liabilities:
Other assets	(28,873)	(12,981)
Other liabilities	1,241	8,038
Management fee payable - affiliate	(326)	10
Net cash provided by operating activities	83,835	91,004

Cash flows from investing activities
Deconsolidation of subsidiary	-	(515)
Loan originations, acquisitions and advances, net of fees	(611,985)	(2,394,662)
Advances of interests in loans receivable	-	(14,653)
Repayments of loans receivable	523,267	1,458,389
Repayments of interests in loans receivable	-	165,468
Proceeds from sales of loans receivable	187,440	132,151
Extension and exit fees received from loans receivable	1,704	5,963
Extension and exit fees received from interests in loans receivable	-	502
Cash and restricted cash acquired from assignment-in-lieu of foreclosure of real estate owned	256	-
Payment of transaction costs from assignment-in-lieu of foreclosure of real estate owned	(7,024)	-
Reserves and deposits held for loans receivable	300	(1,575)
Capital expenditures on real estate owned	(1,487)	(1,945)
Net cash provided by (used in) investing activities	92,471	(650,877)

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash flows from financing activities
Repurchase of common stock	-	(13,863)
Settlement of vested RSUs in cash	(3,897)	-
Contributions from non-controlling interests	-	906
Offering costs	-	(300)
Dividends paid	(156,829)	(155,871)
Proceeds from secured financings	736,146	1,927,139
Payment of deferred financing costs	(12,281)	(16,498)
Repayments of secured financings	(732,024)	(1,247,390)
Repayments of secured term loan	(25,030)	(5,720)
Net cash (used in) provided by financing activities	(193,915)	488,403

Net decrease in cash, cash equivalents and restricted cash	(17,609)	(71,470)
Cash, cash equivalents and restricted cash, beginning of period	348,159	334,136
Cash, cash equivalents and restricted cash, end of period	$330,550	$262,666

Cash and cash equivalents, end of period	$307,367	$225,556
Restricted cash, end of period	23,183	37,110
Cash, cash equivalents and restricted cash, end of period	$330,550	$262,666

Supplemental disclosure of cash flow information:
Cash paid for interest	$180,647	$141,497
Supplemental disclosure of non-cash investing and financing activities:
Dividends accrued	$35,330	$52,219
Loan principal payments held by servicer	$689	$7,651
Accrued deferred financing costs	$-	$3,750
Accrued loan sale transaction costs	$757	$-
Deposits applied against sale proceeds	$-	$14,761
Deconsolidation of subsidiary:
Loan receivable	$-	$78,507
Other assets	-	17
Other liabilities	-	(130)
Management fee payable - affiliate	-	(65)
Net carrying value of deconsolidated subsidiary's net assets	$-	$78,329
Real estate acquired in assignment-in-lieu of foreclosure	$124,332	$-
Lease intangibles, net acquired in assignment-in-lieu of foreclosure	$20,080	$-
Working capital acquired in assignment-in-lieu of foreclosure	$(2,392)	$-
Settlement of loans receivable in assignment-in-lieu of foreclosure	$(208,797)	$-

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

We are externally managed by Claros REIT Management LP (the “Manager”), our affiliate, through a management agreement (the “Management Agreement”) pursuant to which the Manager provides a management team and other professionals who are responsible for implementing our business strategy, subject to the supervision of our board of directors (the “Board”). In exchange for its services, the Manager is entitled to management fees and, upon the achievement of required performance hurdles, incentive fees. See Note 11 – Related Party Transactions regarding the Management Agreement.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

These unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of our financial position, results of operations and cash flows have been included. Our results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year or any other future period.

We consolidate all entities that are controlled either through majority ownership or voting rights. We also identify entities for which control is achieved through means other than through voting rights (a variable interest entity or “VIE”) using the analysis as set forth in Accounting Standards Codification (“ASC”) 810, Consolidation of Variable Interest Entities, and determine when and which variable interest holder, if any, should consolidate the VIE. We do not have any consolidated variable interest entities as of September 30, 2023 and December 31, 2022. All significant intercompany transactions and balances have been eliminated in consolidation.

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

General CECL Reserve

Our loans are typically collateralized by real estate, or in the case of mezzanine loans, by an equity interest in an entity that owns real estate. We consider key credit quality indicators in underwriting loans and estimating credit losses, including, but not limited to: the capitalization of borrowers and sponsors; the expertise of the borrowers and sponsors in a particular real estate sector and geographic market; collateral type; geographic region; use and occupancy of the property; property market value; loan-to-value (“LTV”) ratio; loan amount and lien position; our risk rating for the same and similar loans; and prior experience with the borrower/sponsor. This information is used to assess the financial and operating capability, experience and profitability of the borrower/sponsor. Ultimate repayment of our loans is sensitive to interest rate changes, general economic conditions, liquidity, LTV ratio, existence of a liquid investment sales market for commercial properties, and availability of replacement financing.

We regularly evaluate on a loan-by-loan basis, the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, the financial and operating capability of the borrower/sponsor, the financial strength of loan guarantors, if any, and the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such analyses are completed and reviewed by asset management personnel and evaluated by senior management, utilizing various data sources, including, to the extent available, (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections, (iii) sales and financing comparables, (iv) current credit spreads for refinancing and (v) other market data.

We arrive at our general CECL reserve using the Weighted Average Remaining Maturity, or WARM method, which is considered an acceptable loss-rate method for estimating CECL reserves by the Financial Accounting Standards Board (“FASB”). The application of the WARM method to estimate a general CECL reserve requires judgment, including the appropriate historical loan loss reference data, the expected timing and amount of future loan fundings and repayments, the current credit quality of our portfolio, and our expectations of performance and market conditions over the relevant time period.

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

To estimate an annual historical loss rate, we obtained historical loss rate data for loans most comparable to our loan portfolio from a commercial mortgage-backed securities database licensed by a third party, Trepp, LLC, which contains historical loss data from January 1, 1999 through September 30, 2023.

When evaluating the current and future macroeconomic environment, we consider the aforementioned macroeconomic factors. Historical data for each metric is compared to historical commercial real estate loan losses in order to determine the relationship between the two variables. We use projections of each macroeconomic factor, obtained from a third party, to approximate the impact the macroeconomic outlook may have on our loss rate. Selections of these economic forecasts require judgement about future events that, while based on the information available to us as of the balance sheet date, are ultimately unknowable with certainty, and the actual economic conditions could vary significantly from the estimates we made. Following a reasonable and supportable forecast period, we use a straight-line method of reverting to the historical loss rate. Additionally, we assess the obligation to extend credit through our unfunded loan commitments over each loan’s contractual period, adjusted for projected fundings from interest reserves, if applicable, which is considered in the estimate of the general CECL reserve. For both the funded and unfunded portions of our loans, we consider our internal risk rating of each loan as the primary credit quality indicator underlying our assessment.

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

For additional information on our General and Specific CECL Reserve please refer to Note 3—“Loans Portfolio—Current Expected Credit Losses”.

Real Estate Owned (and Related Debt)

We may assume legal title or physical possession of the underlying collateral property of a defaulted loan through foreclosure, a deed-in-lieu of foreclosure, or an assignment-in-lieu of foreclosure. If we intend to hold, operate or develop the property for a period of at least 12 months, the asset is classified as real estate owned, net. If we intend to market the property for sale in the near subsequent term, the asset is classified as real estate held for sale. Real estate owned is initially recorded at estimated fair value and is subsequently presented net of accumulated depreciation. Depreciation is computed using a straight-line method over estimated useful lives ranging from 5 to 40 years and is recognized in depreciation and amortization expense on our consolidated statement of operations.

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

Assets acquired and liabilities assumed generally may include land, building, building improvements, tenant improvements, furniture, fixtures and equipment, mortgages payable, and identified intangible assets and liabilities, which generally consists of above or below market lease values, in-place lease values, and other lease-related values. In estimating fair values for allocating the purchase price of our real estate owned, we may utilize various methods, including a market approach, which considers recent sales of similar properties, adjusted for differences in location and state of the physical asset, or a replacement cost approach, which considers the composition of physical assets acquired, adjusted based on industry standard information and the remaining useful life of the acquired property. In estimating fair values of intangible assets acquired or liabilities assumed, we consider the estimated cost of leasing our real estate owned assuming the property was vacant, the value of the current lease agreements relative to market-rate leases, and the estimation of total lease-up time including lost rents. In-place, above market, and other lease values, net are included within other assets on our consolidated balance sheets. Below market lease values, net, are included within other liabilities on our consolidated balance sheets. Amortization of in-place and other lease values is recognized in depreciation and amortization expense on our consolidated statement of operations. Amortization of above and below market lease values is recognized in revenue from real estate owned on our consolidated statement of operations.

Real estate assets are evaluated for indicators of impairment on a quarterly basis. Factors that we may consider in our impairment analysis include, among others: (1) significant underperformance relative to historical or anticipated operating results; (2) significant negative industry or economic trends; (3) costs necessary to extend the life or improve the real estate asset; (4) significant increase in competition; and (5) ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows expected to be generated by the real estate asset over the estimated remaining holding period is less than the carrying amount of such real estate asset. Cash flows include operating cash flows and anticipated capital proceeds generated by the real estate asset. If the sum of such estimated undiscounted cash flows is less than the carrying amount of the real estate asset, an impairment charge is recorded equal to the excess of the carrying value of the real estate asset over the fair value. When determining the fair value of a real estate asset, we make certain assumptions including, but not limited to, consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon our estimate of a capitalization rate and discount rate. There were no impairments of our real estate assets through September 30, 2023.

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

At each reporting period we assess whether there are any indicators of other than temporary impairment of our equity investments. There were no other than temporary impairments of our equity method investment through September 30, 2023.

Derivative Financial Instruments

In the normal course of business, we are exposed to the effect of interest rate changes and may undertake one or more strategies to limit these risks through the use of derivatives. We may use derivatives to reduce the impact that changes in interest rates will have on our floating rate assets and floating rate liabilities. Such derivatives may consist of interest rate swaps, interest rate caps, collars, and floors.

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

Revenue from operations of our mixed-use property is derived from lease agreements with tenants, which generally provide for fixed rent payments which we recognize on a straight-line basis over the lease term. Variable lease payments, including reimbursement of certain operating expenses and miscellaneous fees, are recognized when earned. These reimbursements represent revenue attributable to non-lease components for which the timing and pattern of recognition is the same for lease components. We use the practical expedient, which allows us to account for lease and non-lease components as a single component for all classes of underlying assets. For the three months ended September 30, 2023, we recognized $1.6 million and $0.1 million of fixed and variable lease revenues, respectively, related to our mixed-use property. For the nine months ended September 30, 2023, we recognized $1.6 million and $0.1 million of fixed and variable lease revenues, respectively, related to our mixed-use property. During the comparable prior periods, we did not own our mixed-use property. We periodically evaluate the collectability of tenant receivables required under the lease agreements. If we determine that collectability is not probable, we reverse any difference between revenue recognized to date and payments that have been collected from the tenant to date as a current period adjustment to revenue from real estate owned.

Recent Accounting Guidance

The FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures, (“ASU 2022-02”). The standard eliminates the recognition and measurement guidance for troubled debt restructurings (“TDRs”) for creditors that have adopted ASU 2016-13. In addition to eliminating the TDR accounting guidance, ASU 2022-02 changes existing disclosure requirements and introduces new disclosures related to certain modifications of instruments with borrowers experiencing financial difficulty. The standard is effective for periods beginning after December 15, 2022, with early adoption permitted. During the second quarter of 2022, we adopted this standard effective January 1, 2022 and the adoption did not have a material impact on our consolidated financial statements.
Note 3. Loans Portfolio

Loans Receivable

Our loans receivable portfolio as of September 30, 2023 was comprised of the following loans ($ in thousands, except for number of loans):

	Number of Loans	Loan Commitment(1)	Unpaid Principal Balance	Carrying Value (2)	Weighted Average Spread(3)	Weighted Average Interest Rate(4)
Loans receivable held-for-investment:
Variable:
Senior loans(5)	64	$8,356,413	$7,013,978	$6,912,095	+ 4.02%	8.96%
Subordinate loans	1	30,200	30,200	30,294	+ 12.86%	18.18%
	65	8,386,613	7,044,178	6,942,389	+ 4.06%	9.00%
Fixed:
Senior loans(5)	2	$15,884	$15,884	$16,096	N/A	8.80%
Subordinate loans	2	125,886	125,886	124,802	N/A	8.44%
	4	141,770	141,770	140,898		8.48%
Total/Weighted Average	69	$8,528,383	$7,185,948	$7,083,287		8.99%
General CECL reserve				(69,742)
Loans receivable held-for-investment, net				$7,013,545

(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Net of specific CECL reserves of $71.9 million.
(3)
The weighted average spread is expressed as a spread over the relevant floating benchmark rates. One-month term Secured Overnight Financing Rate (“SOFR”) as of September 30, 2023 was 5.32%. Weighted average is based on outstanding principal as of September 30, 2023. For loans placed on non-accrual, the spread used in calculating the weighted average spread is 0%.
(4)
Reflects the weighted average interest rate based on the applicable floating benchmark rate (if applicable), including SOFR floors (if applicable). Weighted average is based on outstanding principal as of September 30, 2023 and includes loans on non-accrual status. For loans placed on non-accrual, the spread used in calculating the weighted average spread is 0%.
(5)
Senior loans include senior mortgages and similar loans, including related contiguous subordinate loans (if any), and pari passu participations in senior mortgage loans. During the nine months ended September 30, 2023, we acquired the senior mortgage for a subordinate loan with a then unpaid principal balance of $32.9 million at December 31, 2022 and now classify it as a senior loan.

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
(2)
Net of specific CECL reserves of $60.3 million.
(3)
The weighted average is expressed as a spread over the relevant floating benchmark rates. One-month London Interbank Offered Rate (“LIBOR”) and SOFR as of December 31, 2022 were 4.39% and 4.36%, respectively. Weighted average is based on unpaid principal balance as of December 31, 2022. For loans placed on non-accrual, the spread used in calculating the weighted average spread is 0%.
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

Activity relating to the loans receivable portfolio for the nine months ended September 30, 2023 ($ in thousands):

	Unpaid Principal Balance	Deferred Fees	Specific CECL Reserve	Carrying Value (1)
Balance at December 31, 2022	$7,538,525	$(49,451)	$(60,300)	$7,428,774
Initial funding of new loan originations and acquisitions	101,059	-	-	101,059
Advances on existing loans	510,926	-	-	510,926
Non-cash advances in lieu of interest	51,412	1,450	-	52,862
Origination fees, extension fees and exit fees	-	(1,704)	-	(1,704)
Repayments of loans receivable	(523,956)	-	-	(523,956)
Repayments of non-cash advances in lieu of interest	(23,111)	-	-	(23,111)
Accretion of fees	-	17,943	-	17,943
Specific CECL Allowance	-	-	(151,537)	(151,537)
Sales of loans receivable	(260,110)	1,045	72,958	(186,107)
Transfer to real estate owned, net	(208,797)	-	66,935	(141,862)
Balance at September 30, 2023	$7,185,948	$(30,717)	$(71,944)	$7,083,287
General CECL reserve				$(69,742)
Carrying Value				$7,013,545

(1)
Balance at December 31, 2022 does not include general CECL reserve.

During the three months ended September 30, 2023, we sold a senior loan secured by a hospitality property in Austin, TX, with a carrying value of $121.9 million and an unpaid principal balance of $122.5 million, resulting in gross proceeds of $122.5 million and a realized gain of $0.6 million. Prior to the sale, the loan was ascribed a risk rating of 3. The financial asset was legally isolated, control of the financial asset has been transferred to the transferee, the transfer imposed no condition that would constrain the transferee from pledging the financial asset received, and we have no continuing involvement with the transferred financial asset. We have determined the transaction constituted a sale.

During the three months ended September 30, 2023, we sold a senior loan with a carrying value prior to any specific CECL reserves of $137.2 million and an unpaid principal balance of $137.6 million, resulting in gross proceeds of $65.0 million and a principal charge-off of $73.0 million. The loan, which was comprised of a portfolio of uncrossed loans, was collateralized by a portfolio of multifamily properties located in San Francisco, CA. Prior to this sale, we had recorded a $37.1 million specific CECL reserve against this loan based upon the estimated fair value of the loan’s collateral portfolio. The $73.0 million principal charge-off follows the recognition of an incremental specific CECL reserve of $35.9 million. During 2023 and through the date of sale, this loan was ascribed a risk rating of 5, was on non-accrual status, and we received $1.1 million which was treated as a reduction of our carrying value. The financial asset was legally isolated, control of the financial asset has been transferred to the transferee and the transfer imposed no condition that would constrain the transferee from pledging the financial asset received. Concurrent with the sale, we entered into an agreement with the transferee which provides for a share of cash flows from the senior loan upon the transferee meeting certain financial metrics. As of September 30, 2023, we have not recognized any value to this interest on our consolidated financial statements. We have obtained a true-sale-at-law opinion and have determined the transaction constituted a sale.

Through CMTG/TT Mortgage REIT LLC (“CMTG/TT”), a previously consolidated joint venture, we held a 51% interest in $78.5 million of subordinate loans secured by land in New York, which had been on non-accrual status since October 2021. During the third quarter of 2022, we directly acquired the $73.5 million senior position of the loan and converted the whole loan from a land loan into a construction loan to finance the development of a hotel. The borrower simultaneously committed additional equity to the project. Immediately following the conversion of the loan, we hold $115.3 million of total loan commitments, of which $78.5 million has been funded and is included in loans receivable held-for-investment on our consolidated balance sheet as of September 30, 2023, as well as 51% of the $78.5 million subordinate loan held through CMTG/TT which is accounted for under the equity method of accounting on our consolidated financial statements. See Note 4 - Equity Method Investment for further detail.

In the second quarter of 2022, we modified a loan with a borrower who was experiencing financial difficulties, resulting in a decrease in the index rate floor from 1.57% to 1.00% and modified extension requirements. During the nine months ended September 30, 2023, we further modified this loan to provide for a maturity extension to September 18, 2023. As of September 30, 2023, the loan had an amortized cost basis of $87.8 million, represents approximately 1.2% of total loans receivable held-for-investment, net, is current on interest payments, and is in maturity default. The loan is considered in determining our general CECL reserve.

Concentration of Risk

The following table presents our loans receivable portfolio by loan type, as well as property type and geographic location of the properties collateralizing these loans as of September 30, 2023 and December 31, 2022 ($ in thousands):

	September 30, 2023		December 31, 2022
Loan Type	Carrying Value (1)	Percentage	Carrying Value (2)	Percentage
Senior loans (3)	$6,928,191	98%	$7,241,159	97%
Subordinate loans	155,096	2%	187,615	3%
	$7,083,287	100%	$7,428,774	100%
General CECL reserve	$(69,742)		$(68,347)
	$7,013,545		$7,360,427

Property Type	Carrying Value (1)	Percentage	Carrying Value (2)	Percentage
Multifamily	$2,883,177	41%	$3,044,892	41%
Hospitality	1,341,912	19%	1,551,946	20%
Office	943,050	13%	1,086,018	15%
Land	527,975	8%	426,645	6%
Mixed-Use (4)	596,779	8%	615,599	8%
Other	406,358	6%	269,464	4%
For Sale Condo	384,036	5%	434,210	6%
	$7,083,287	100%	$7,428,774	100%
General CECL reserve	$(69,742)		$(68,347)
	$7,013,545		$7,360,427

Geographic Location	Carrying Value (1)	Percentage	Carrying Value (2)	Percentage
United States
West	$2,463,577	36%	$2,450,710	33%
Northeast	1,860,217	26%	1,999,648	27%
Southeast	953,134	13%	1,008,590	14%
Mid Atlantic	738,111	10%	809,908	11%
Southwest	590,307	8%	694,887	9%
Midwest	476,042	7%	461,531	6%
Other	1,899	0%	3,500	0%
	$7,083,287	100%	$7,428,774	100%
General CECL reserve	$(69,742)		$(68,347)
	$7,013,545		$7,360,427

(1)
Net of specific CECL reserves of $71.9 million at September 30, 2023.
(2)
Net of specific CECL reserves of $60.3 million at December 31, 2022.
(3)
Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans and pari passu participations in senior mortgage loans.
(4)
At September 30, 2023, mixed-use comprises of 4% office, 2% retail, 2% multifamily, and immaterial amounts of for sale condo and hospitality components. At December 31, 2022, mixed-use comprises of 4% office, 2% retail, 1% for sale condo, 1% multifamily, and immaterial hospitality and signage components.

Interest Income and Accretion

The following table summarizes our interest and accretion income from loans receivable held-for-investment, interests in loans receivable held-for-investment, and interest on cash balances, for the three and nine months ended September 30, 2023 and 2022, respectively ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Coupon interest	$171,873	$116,435	$499,507	$295,080
Interest on cash, cash equivalents, and other income	2,814	1,229	9,495	1,572
Accretion of fees	7,357	8,856	17,943	19,555
Total interest and related income(1)	$182,044	$126,520	$526,945	$316,207

(1)
We recognized $1.3 and $1.6 million in pre-payment penalties and accelerated fees during the three and nine months ended September 30, 2023, respectively. We recognized $3.6 and $4.5 million in pre-payment penalties and accelerated fees during the three and nine months ended September 30, 2022, respectively.

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

The following tables allocate the principal balance and carrying value of the loans receivable based on our internal risk ratings as of September 30, 2023 and December 31, 2022 ($ in thousands):

September 30, 2023
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value (1)	% of Total of Carrying Value
1	-	$-	$-	0%
2	1	158,170	157,127	2%
3	53	5,736,295	5,709,757	81%
4	10	954,107	951,650	13%
5	5	337,376	264,753	4%
	69	$7,185,948	$7,083,287	100%
General CECL reserve			(69,742)
			$7,013,545

(1)
Net of specific CECL reserves of $71.9 million.

December 31, 2022
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value (1)	% of Total of Carrying Value
1	-	$-	$-	0%
2	1	927	913	0%
3	63	6,181,207	6,136,300	83%
4	10	1,005,345	1,001,235	13%
5	3	351,046	290,326	4%
	77	$7,538,525	$7,428,774	100%
General CECL reserve			(68,347)
			$7,360,427

(1)
Net of specific CECL reserves of $60.3 million.

As of September 30, 2023 and December 31, 2022, the average risk rating of our portfolio was 3.2 and 3.2, respectively, weighted by unpaid principal balance.

The following table presents the carrying value and significant characteristics of our loans receivable on non-accrual status as of September 30, 2023 ($ in thousands):

Property Type	Location	Risk Rating	Unpaid Principal Balance	Carrying Value Before Specific CECL Reserve	Specific CECL Reserve	Net Carrying Value	Interest Recognition Method / as of Date
Land (1)	VA	5	$150,657	$150,657	$(30,557)	$120,100	Cost Recovery/ 1/1/2023
Office (2)	CA	5	112,442	112,163	(20,595)	91,568	Cash Basis/ 4/1/2023
Office	CA	4	98,214	97,827	-	97,827	Cost Recovery/ 9/1/2023
Office	GA	5	71,492	71,094	(19,908)	51,186	Cost Recovery/ 9/1/2023
Land	NY	4	67,000	67,000	-	67,000	Cash Basis/ 11/1/2021
Other	Other	5	1,899	1,899	-	1,899	Cost Recovery/ 7/1/2020
Other	NY	5	886	884	(884)	-	Cost Recovery/ 6/30/2023
Total non-accrual (3)			$502,590	$501,524	$(71,944)	$429,580

(1)
During the quarter ended June 30, 2023, this loan was reclassified from a hospitality loan to a land loan based on the state of the collateral.

(2)
Interest income of $0.3 million was recognized on this loan while on non-accrual status during the nine months ended September 30, 2023.
(3)
Loans classified as non-accrual represented 6.1% of the total loan portfolio at September 30, 2023, based on carrying value. Excludes four loans with an aggregate carrying value of $490.1 million that are in maturity default but remain on accrual status as the borrower is either current on interest payments or interest is deemed collectible based on the underlying collateral value. Additionally, as of September 30, 2023, we have two loans with an aggregate carrying value of $291.6 million that are delinquent on interest payments but remains on accrual status as the interest is deemed collectible based on the underlying collateral values.

The following table presents the carrying value and significant characteristics of our loans receivable on non-accrual status as of December 31, 2022 ($ in thousands):

Property Type	Location	Risk Rating	Unpaid Principal Balance	Carrying Value Before Specific CECL Reserve	Specific CECL Reserve	Net Carrying Value	Interest Recognition Method / as of Date
Mixed-Use (1)	NY	5	$208,797	$208,797	$(42,007)	$166,790	Cash Basis / 11/1/2022
Multifamily (2)	CA	5	138,749	138,329	(18,293)	120,036	Cost Recovery / 12/1/2022
Land	NY	4	67,000	67,000	-	67,000	Cash basis / 11/1/2021
Other	Other	5	3,500	3,500	-	3,500	Cost recovery / 7/1/2020
Total non-accrual (3)			$418,046	$417,626	$(60,300)	$357,326

(1)
Interest income of $1.1 million was recognized on this loan while on non-accrual status during the three months ended December 31, 2022. On June 30, 2023, we obtained legal title to the collateral property of this loan through an assignment-in-lieu of foreclosure.
(2)
During the three months ended September 30, 2023, we sold this loan resulting in gross proceeds of $65.0 million and a principal charge-off of $73.0 million.
(3)
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

During the nine months ended September 30, 2023, we recorded a provision for current expected credit losses of $148.4 million, which included a $151.5 million increase in our specific CECL reserve prior to principal charge-offs, and a reversal of $3.1 million of general CECL reserves. The reversal of general CECL reserves was primarily attributable to the seasoning of and a reduction in our loan portfolio, offset by deteriorating macroeconomic conditions. As of September 30, 2023, our total provision for current expected credit losses was $154.9 million.

During the nine months ended September 30, 2022, we recorded a provision for current expected credit losses of $13.0 million, which included a $5.4 million increase in our specific CECL reserve prior to a principal charge-off, resulting in a total current expected credit loss reserve of $75.0 million as of September 30, 2022. The increase in the total current expected credit loss reserve was primarily attributable to an increase in the size of the portfolio and changes in macroeconomic conditions, partially offset by a principal charge-off. As of September 30, 2022, our total provision for current expected credit losses was $75.0 million.

Specific CECL Reserves

During the three months ended September 30, 2023, we recorded a specific CECL reserve of $20.6 million in connection with a senior loan with a borrower that is experiencing financial difficulty. The loan is secured by an office building in San Francisco, CA and a pledge of equity interests therein with an unpaid principal balance and carrying value prior to any specific CECL reserve of $112.4 million and $112.2 million, respectively, and an initial maturity date of February 13, 2024. Effective September 1, 2023, this loan is on non-accrual status.

During the three months ended September 30, 2023, we recorded a specific CECL reserve of $19.8 million in connection with a senior loan with a borrower that is experiencing financial difficulty. The loan is secured by an office building in Atlanta, GA and a pledge of equity interests therein with an unpaid principal balance and carrying value prior to any specific CECL reserve of $71.5 million and $71.1 million, respectively, and an initial maturity date of August 27, 2024. Effective September 1, 2023, this loan is on non-accrual status.

During the three months ended September 30, 2023, we recorded a specific CECL reserve of $30.6 million in connection with a senior loan with a borrower that is experiencing financial difficulty and the loan is in maturity default. The loan is secured by land in

Arlington, VA with an unpaid principal balance and carrying value prior to any specific CECL reserve of $150.7 million. Effective January 1, 2023, this loan is on non-accrual status.

During the three months ended June 30, 2023, we recorded a specific CECL reserve of $0.9 million in connection with a subordinate loan with a borrower that is experiencing financial difficulty and the loan is in maturity default. The loan is secured by the equity interests in a retail condo in Brooklyn, NY with an unpaid principal balance and carrying value prior to any specific CECL reserve of $0.9 million. Effective June 30, 2023, the loan is on non-accrual status.

During the three months ended December 31, 2022, we recorded a specific CECL reserve of $42.0 million in connection with a senior loan with a borrower that was experiencing financial difficulty. The loan was secured by a mixed-use building in New York, NY and a pledge of equity interests therein with an unpaid principal balance and carrying value prior to any specific CECL reserve of $208.8 million and an initial maturity date of February 1, 2023. On June 30, 2023, we obtained legal title to the collateral through an assignment-in-lieu of foreclosure and during the three months ended June 30, 2023 recorded an additional specific CECL reserve of $24.9 million prior to a principal charge-off of $66.9 million. Prior to obtaining legal title to the collateral and while the loan was on non-accrual status during 2023, we recognized $8.3 million of interest income. See Note 5 - Real Estate Owned, Net for further detail. As of December 31, 2022 and through the date of the assignment-in-lieu of foreclosure, this loan was on non-accrual status.

During the three months ended December 31, 2022, we recorded a specific CECL reserve of $18.3 million in connection with a senior loan with a borrower that was experiencing financial difficulty. The loan had a then unpaid principal balance of $138.8 million, a carrying value prior to any specific CECL reserve of $138.3 million and an initial maturity date of August 8, 2024. The loan, which was comprised of a portfolio of uncrossed loans, was collateralized by a portfolio of multifamily properties located in San Francisco, CA. During the three months ended June 30, 2023, we recorded an additional specific CECL reserve of $18.8 million due to a revised valuation of the collateral properties. During the three months ended September 30, 2023, we sold the loan and recorded a principal charge-off of $73.0 million following the recognition of an incremental specific CECL reserve of $35.9 million due to a further decline in the value of the collateral properties. As of December 31, 2022 and through the date of the loan sale, the loan was on non-accrual status.

Fair market values used to determine specific CECL reserves are calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach. Estimates of fair market values used to determine specific CECL reserves as of September 30, 2023 include assumptions of property specific cash flows over estimated holding periods, discount rates ranging from 7.5% to 9.5%, and market and terminal capitalization rates ranging from 6.0% to 8.3%. These assumptions are based upon the nature of the properties, recent sales and lease comparables, and anticipated real estate and capital market conditions.

The following table illustrates the quarterly changes in the current expected credit loss reserve for the nine months ended September 30, 2023 and 2022 ($ in thousands):

		General CECL Reserve
	Specific CECL Reserve	Loans Receivable Held-for-Investment	Interests in Loans Receivable Held-for-Investment	Accrued Interest Receivable	Unfunded Loan Commitments (1)	Total General CECL Reserve	Total CECL Reserve
Total reserve, December 31, 2021	$6,333	$60,677	$14	$218	$6,286	$67,195	$73,528
Increase (reversal)	(133)	(1,269)	28	(218)	3,694	2,235	2,102
Total reserve, March 31, 2022	$6,200	$59,408	$42	$-	$9,980	$69,430	$75,630
Increase (reversal)	5,405	(113)	(42)	-	3,280	3,125	8,530
Principal charge-off	(11,500)	-	-	-	-	-	(11,500)
Total reserve, June 30, 2022	$105	$59,295	$-	$-	$13,260	$72,555	$72,660
Increase (reversal)	(67)	(145)	-	-	2,564	2,419	2,352
Total reserve, September 30, 2022	$38	$59,150	$-	$-	$15,824	$74,974	$75,012

Total reserve, December 31, 2022	$60,300	$68,347	$-	$-	$17,715	$86,062	$146,362
Reversal	-	(1,021)	-	-	(2,218)	(3,239)	(3,239)
Total reserve, March 31, 2023	$60,300	$67,326	$-	$-	$15,497	$82,823	$143,123
Increase (reversal)	44,588	(1,628)	-	-	(1,485)	(3,113)	41,475
Principal charge-off	(66,935)	-	-	-	-	-	(66,935)
Total reserve, June 30, 2023	$37,953	$65,698	$-	$-	$14,012	$79,710	$117,663
Increase (reversal)	106,949	4,044	-	-	(793)	3,251	110,200
Principal charge-off	(72,958)	-	-	-	-	-	(72,958)
Total reserve, September 30, 2023	$71,944	$69,742	$-	$-	$13,219	$82,961	$154,905
Reserve at September 30, 2023	1.0%					1.2%	2.2%

(1)
The CECL reserve for unfunded commitments is included in other liabilities on the consolidated balance sheets.

Our primary credit quality indicator is our internal risk rating, which is further discussed above. The following table presents the carrying value of our loans receivable as of September 30, 2023 by year of origination and risk rating ($ in thousands):

			Carrying Value by Origination Year as of September 30, 2023
Risk Rating	Number of Loans	Carrying Value (1)	2023	2022	2021	2020	2019	2018
1	-	$-	$-	$-	$-	$-	$-	$-
2	1	157,127	-	-	-	-	157,127	-
3	53	5,709,757	100,782	2,080,851	1,593,719	87,750	1,294,537	552,118
4	10	951,650	-	379,565	164,489	-	226,420	181,176
5	5	264,753	-	-	51,186	91,568	1,899	120,100
	69	$7,083,287	$100,782	$2,460,416	$1,809,394	$179,318	$1,679,983	$853,394
Charge-offs (2)		$-	$-	$-	$-	$-	$72,958	$66,935

(1)
Net of specific CECL reserves of $71.9 million.
(2)
Principal charge-offs recognized in connection with a sale of a senior loan receivable during the three months ended September 30, 2023 and an assignment-in-lieu of foreclosure of a mixed-use property during the three months ended June 30, 2023. See prior discussion of loan sale and Note 5 - Real Estate Owned, Net for further detail.

The following table details overall statistics for our loans receivable:

	September 30, 2023	December 31, 2022
Weighted average yield to maturity	9.5%	8.6%
Weighted average term to fully extended maturity	2.7 years	3.2 years

Note 4. Equity Method Investment

On June 8, 2016, we acquired a 51% interest in CMTG/TT upon commencement of its operations. During its active investment period, CMTG/TT originated loans collateralized by institutional quality commercial real estate. CMTG/TT has been consolidated in our financial statements from its inception through July 31, 2022. On August 1, 2022, the sole remaining loan held by this joint venture was converted to a new construction loan. In connection with the conversion, we amended the operating agreement of CMTG/TT. Effective August 1, 2022, we are not deemed to be the primary beneficiary of CMTG/TT in accordance with ASC 810 and do not consolidate the joint venture. We did not recognize a gain or loss as this transaction occurred simultaneously with the conversion of the aforementioned loan, and thus there was no change in the underlying value of our 51% equity interest in CMTG/TT. See Note 3 for further details. Effective April 1, 2023, the sole remaining loan held by CMTG/TT was placed on non-accrual status. As of September 30, 2023, the carrying value of our 51% equity interest in CMTG/TT approximated $42.5 million.

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

On June 30, 2023, we acquired legal title to a mixed-use property located in New York, NY and the equity interests therein through an assignment-in-lieu of foreclosure. The mixed-use property contains both office and retail components. Prior to June 30, 2023, the mixed-use property and a pledge of equity interests therein represented the collateral for a senior loan with an unpaid principal balance of $208.8 million. During the fourth quarter of 2022, the borrower defaulted on the loan and in anticipation of the assignment-in-lieu of foreclosure, we recorded a specific CECL reserve of $42.0 million. Upon acquiring legal title of the collateral, we recorded an additional specific CECL reserve of $24.9 million a principal charge-off of $66.9 million, based upon the mixed-use property's $144.0 million estimated fair value as determined by a third-party appraisal and transaction costs of $0.4 million. The fair value was determined using discount rates ranging from 7.3% to 7.5% and market and terminal capitalization rates ranging from 5.0% to 5.5%. In accordance with ASC 805, we allocated the fair value of assets acquired and liabilities assumed as follows ($ in thousands):

Land	$108,667
Building	11,181
Capital improvements	70
Tenant improvements	4,414
In-place lease values and other lease values	6,403
Above market lease values	17,886
Below market lease values	(4,209)
Total	$144,412

The following table presents additional detail of the acquired assets and assumed liabilities of our mixed-use property upon assignment-in-lieu of foreclosure ($ in thousands):

Assets
Cash	$256
Real estate owned	124,332
In-place, above market, and other lease values (1)	24,289
Other assets	4,810
153,687
Liabilities
Below market lease values (2)	4,209
Other liabilities	7,616
11,825
Assets acquired, net of liabilities assumed	$141,862

(1)
Included within other assets on our consolidated balance sheets.
(2)
Included within other liabilities on our consolidated balance sheets.

The following table presents additional detail related to our real estate owned, net as of September 30, 2023 and December 31, 2022 ($ in thousands):

	September 30, 2023	December 31, 2022
Land	$231,767	$123,100
Building	295,651	284,400
Capital improvements	3,830	2,343
Tenant improvements	4,414	-
Furniture, fixtures and equipment	6,500	6,500
Real estate owned	542,162	416,343
Less: accumulated depreciation	(21,662)	(15,154)
Real estate owned, net	$520,500	$401,189

Depreciation expense for the three months ended September 30, 2023 and 2022 was $2.4 million and $2.1 million, respectively. Depreciation expense for the nine months ended September 30, 2023 and 2022 was $6.5 million and $6.0 million, respectively.

Leases

The Company has non-cancelable operating leases for space in our mixed-use property. These leases provide for fixed rent payments, which we recognize on a straight-line basis, and variable rent payments, including reimbursement of certain operating expenses and miscellaneous fees, which we recognize when earned. As of September 30, 2023, the future minimum fixed rents under our non-cancellable leases for each of the next five years and thereafter are as follows ($ in thousands):

Year	Amount (2)
2023 (1)	$2,072
2024	8,312
2025	8,383
2026	8,415
2027	8,432
Thereafter	35,785
Total	$71,399

(1)
Contractual lease payments due for the remaining three months of 2023.
(2)
Excludes aggregate minimum fixed rents of $40.7 million due to us from June 2023 through 2034, of which $0.8 million is due in the remaining three months of 2023 and $3.4 million is due in 2024, from a tenant who has defaulted on their lease, and for which we are pursuing collection. Revenues from such tenant will be recognized on a cash basis and no value was prescribed to the associated tenant assets upon assignment-in-lieu of foreclosure of our mixed-use property.

Lease Intangibles

Upon acquisition of our mixed-use property on June 30, 2023, $20.1 million of the purchase price was allocated to lease related intangible assets including $4.8 million to in-place leases, $17.9 million to above market leases, $4.2 million to below market leases, and $1.6 million to other lease related values.

As of September 30, 2023, our lease intangibles are comprised of the following:

Intangible	Amount
In-place, above market, and other lease values	$24,289
Less: accumulated amortization	(648)
In-place, above market, and other lease values, net	$23,641

Below market lease values	$(4,209)
Less: accumulated amortization	94
Below market lease values, net	$(4,115)

Amortization of in-place and other lease values for the three and nine months ended September 30, 2023 was $0.2 million and $0.2 million. Amortization of above market lease values for the three and nine months ended September 30, 2023 was $0.4 million and $0.4 million. Amortization of below market lease values for the three and nine months ended September 30, 2023 was $0.1 million and $0.1 million.

As of September 30, 2023, the estimated amortization of these intangibles for the next five years is approximately as follows:

	In-place and Other Lease Values (1)	Above Market Lease Values (2)	Below Market Lease Values (2)
2023(3)	$200	$(448)	$94
2024	802	(1,791)	377
2025	802	(1,791)	377
2026	802	(1,791)	377
2027	802	(1,791)	377
Thereafter	2,794	(9,827)	2,513
Total	$6,202	$(17,439)	$4,115

(1)
Amortization of in-place and other lease values is recognized in depreciation and amortization expense on our consolidated statement of operations.
(2)
Amortization of above and below market lease values, net is recognized in revenue from real estate owned on our consolidated statement of operations.
(3)
Represents amortization for the remaining three months of 2023.

At acquisition, the weighted average amortization period for in-place and other lease values, above-market lease values, and below market lease values was approximately 8.9 years, 10.5 years, and 11.3 years, respectively.

Note 6. Debt Obligations

As of September 30, 2023 and December 31, 2022, we financed certain of our loans receivables using repurchase agreements, a term participation facility, the sale of loan participations, and notes payable. Further, we have a secured term loan and debt related to real estate owned. The financings bear interest at a rate equal to SOFR plus a credit spread or at a fixed rate.

The following table summarizes our financings as of September 30, 2023 and December 31, 2022 ($ in thousands):

	September 30, 2023			December 31, 2022
	Capacity	Borrowing Outstanding	Weighted Average Spread (1)	Capacity	Borrowing Outstanding	Weighted Average Spread(1)
Repurchase agreements and term participation facility (2)	$6,105,465	$4,159,752	+ 2.74%	$5,700,000	$4,012,818	+ 2.25%
Repurchase agreement - side car (2) (3)	-	-	-	271,171	211,572	+ 4.51%
Loan participations sold	254,252	254,252	+ 3.67%	264,252	264,252	+ 3.68%
Notes payable	419,867	235,669	+ 3.10%	495,934	154,629	+ 3.09%
Secured term loan	727,358	727,358	+ 4.50%	755,090	755,090	+ 4.50%
Debt related to real estate owned	290,000	290,000	+ 2.83%	290,000	290,000	+ 2.78%
Total / Weighted Average	$7,796,942	$5,667,031	+ 3.03%	$7,776,447	$5,688,361	+ 2.75%

(1)
Weighted average spread over the applicable benchmark rate is based on unpaid principal balance. SOFR as of September 30, 2023 was 5.32%. LIBOR and SOFR as of December 31, 2022 were 4.39% and 4.36%, respectively.
(2)
The repurchase agreements and term participation facility are partially recourse to us. As of September 30, 2023 and December 31, 2022, the weighted average recourse on both our repurchase agreements and term participation facility was 32% and 28%, respectively.
(3)
On July 28, 2023, the financings which comprised the Repurchase Agreements - Side Car were modified to remove any features that would distinguish them from other financings under the repurchase agreement with JP Morgan Chase Bank, N.A. Subsequently, such financings were presented within the repurchase agreements and term participation facility grouping.

Repurchase Agreements and Term Participation Facility

Repurchase Agreements

The following table summarizes our repurchase agreements by lender as of September 30, 2023 ($ in thousands):

Lender	Initial Maturity	Fully Extended Maturity (1)	Maximum Capacity	Borrowing Outstanding and Carrying Value	Undrawn Capacity	Carrying Value of Collateral (2)
JP Morgan Chase Bank, N.A.	7/28/2026	7/28/2028	$1,955,465	$1,676,025	$279,440	$2,223,814
Morgan Stanley Bank, N.A.	1/26/2024	1/26/2025	1,000,000	716,179	283,821	1,014,071
Goldman Sachs Bank USA	5/31/2025	5/31/2027	500,000	194,756	305,244	282,925
Barclays Bank PLC	12/20/2024	12/20/2025	500,000	135,129	364,871	250,626
Deutsche Bank AG, New York Branch	6/26/2024	6/26/2026	400,000	359,646	40,354	596,503
Wells Fargo Bank, N.A.	9/29/2024	9/29/2026	750,000	731,877	18,123	947,944
Total			$5,105,465	$3,813,612	$1,291,853	$5,315,883

(1)
Facility maturity dates may be extended based on certain conditions being met.
(2)
Net of specific CECL reserves, if any.

The following table summarizes our repurchase agreements by lender as of December 31, 2022 ($ in thousands):

Lender	Initial Maturity	Fully Extended Maturity (1)	Maximum Capacity	Borrowing Outstanding and Carrying Value	Undrawn Capacity	Carrying Value of Collateral (2)
JP Morgan Chase Bank, N.A. - Main Pool	6/29/2025	6/29/2027	$1,500,000	$1,272,079	$227,921	$1,815,531
JP Morgan Chase Bank, N.A. - Side Car	5/27/2023	5/27/2024	271,171	211,572	59,599	460,481
Morgan Stanley Bank, N.A.(3)	1/26/2024	1/26/2025	1,000,000	859,624	140,376	1,340,573
Goldman Sachs Bank USA (4)	5/31/2024	5/31/2025	500,000	356,014	143,986	551,091
Barclays Bank PLC	12/20/2024	12/20/2025	500,000	176,384	323,616	269,973
Deutsche Bank AG, New York Branch	6/26/2023	6/26/2026	400,000	345,583	54,417	591,592
Wells Fargo Bank, N.A.	9/29/2023	9/29/2026	800,000	745,603	54,397	952,845
Total			$4,971,171	$3,966,859	$1,004,312	$5,982,086

(1)
Facility maturity dates may be extended based on certain conditions being met.

(2)
Net of specific CECL reserves, if any.
(3)
On January 24, 2023, we exercised our option to extend the initial maturity of this facility from January 26, 2023 to January 26, 2024.
(4)
On January 13, 2023, this facility was modified such that the initial maturity was extended from May 31, 2023 to May 31, 2024.

Term Participation Facility

On November 4, 2022, we entered into a master participation and administration agreement to finance certain of our mortgage loans. The facility has a maximum committed amount of $1.0 billion. As of September 30, 2023, the facility had $535.1 million in commitments of which $346.1 million was outstanding. As of December 31, 2022, the facility had $481.4 million in commitments of which $257.5 million was outstanding. Per the terms of the agreement, we may continue to finance additional loans on this facility until the end of the facility’s availability period, which is November 4, 2023. The term participation facility will mature five years after the date that the last asset is financed under the facility. As of September 30, 2023, the maturity date of the facility is February 17, 2028.

Our term participation facility as of September 30, 2023 is summarized as follows ($ in thousands):

Contractual Maturity Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral
2/17/2028	$346,140	$346,140	$520,803

Our term participation facility as of December 31, 2022 is summarized as follows ($ in thousands):

Contractual Maturity Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral
12/21/2027	$257,531	$257,531	$375,769

Loan Participations Sold

Our loan participations sold as of September 30, 2023 are summarized as follows ($ in thousands):

Contractual Maturity Date	Maximum Extension Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral (1)
10/10/2023 (2)	10/10/2023 (2)	$128,322	$128,322	$271,450
10/18/2023	10/18/2024	105,930	105,902	192,576
12/31/2024	12/31/2025	20,000	20,000	157,128
Total		$254,252	$254,224	$621,154

(1)
Includes cash reserve balances.
(2)
Effective September 29, 2023, the maturity dates of both this loan participation and the related loan receivable were extended to October 10, 2023. On October 12, 2023, this loan participation was repaid using financing proceeds received from our term participation facility.

Our loan participations sold as of December 31, 2022 are summarized as follows ($ in thousands):

Contractual Maturity Date	Maximum Extension Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral (1)
8/1/2023	8/1/2023	$138,322	$138,322	$281,123
10/18/2023	10/18/2024	105,930	105,645	192,355
12/31/2024	12/31/2025	20,000	19,831	157,833
Total		$264,252	$263,798	$631,311

(1)
Includes cash reserve balances.

Notes Payable

Our notes payable as of September 30, 2023 are summarized as follows ($ in thousands):

Contractual Maturity Date	Maximum Extension Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral
12/31/2024	12/31/2025	$110,715	$110,014	$157,128
2/2/2026	2/2/2027	47,599	46,691	58,194
9/2/2026	9/2/2027	29,221	27,996	39,943
11/22/2024	11/24/2026	36,782	36,444	47,577
10/13/2025	10/13/2026	11,352	10,730	45,964
Total		$235,669	$231,875	$348,806

Our notes payable as of December 31, 2022 are summarized as follows ($ in thousands):

Contractual Maturity Date	Maximum Extension Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral
12/31/2024	12/31/2025	$103,592	$102,467	$157,833
2/2/2026	2/2/2027	28,288	27,292	34,199
6/30/2025	6/30/2026	4,777	4,354	16,290
9/2/2026	9/2/2027	-	(1,234)	(1,763)
11/22/2024	11/24/2026	16,055	15,497	25,403
10/13/2025	10/13/2026	1,917	1,145	5,749
Total		$154,629	$149,521	$237,711

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

The secured term loan as of September 30, 2023 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Interest Rate	Borrowing Outstanding	Carrying Value
8/9/2026	S + 4.50%	9.92%	$727,358	$713,276

(1)
SOFR at September 30, 2023 was 5.32%.

The secured term loan as of December 31, 2022 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Interest Rate	Borrowing Outstanding	Carrying Value
8/9/2026	S + 4.50%	8.96%	$755,090	$736,853

(1)
SOFR at December 31, 2022 was 4.36%.

The secured term loan is partially amortizing, with principal payments of $1.9 million due in quarterly installments. During the three months ended June 30, 2023, we purchased and retired $22.0 million of principal of our secured term loan for a price of $19.3 million, recognizing a $2.2 million gain on extinguishment of debt, inclusive of $485,000 of unamortized deferred financing costs.

Debt Related to Real Estate Owned, Net

On February 8, 2021 we assumed a $300.0 million securitized senior mortgage in connection with a foreclosure on a portfolio of hotels.

Our debt related to real estate owned as of September 30, 2023 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Net Interest Rate (1)	Borrowing Outstanding	Carrying Value
2/9/2024	S + 2.83%	5.83%	$290,000	$289,782

(1)
Effective July 1, 2023, interest on our debt related to real estate owned is indexed to SOFR. SOFR at September 30, 2023 was 5.32%, which exceeded the 3.00% ceiling provided by our interest rate cap. See Note 7 - Derivatives for further detail of our interest rate cap.

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

Acquisition Facility

On June 29, 2022, we entered into a full recourse revolving credit facility with $150.0 million in capacity. The facility generally provides interim financing for eligible loans for up to 180 days at an initial advance rate of 75%, which begins to decline after the 90th day. The facility matures on June 29, 2025 and charges interest at a rate of SOFR, plus a 0.10% credit spread adjustment, plus a spread of 2.25%. With the consent of our lenders, and subject to certain conditions, the commitment of the facility may be increased up to $500.0 million. As of September 30, 2023 and December 31, 2022, the outstanding balance of the facility was $0.

Interest Expense and Amortization

The following table summarizes our interest and amortization expense on our secured financings, debt related to real estate owned and secured term loan for the three and nine months ended September 30, 2023 and 2022, respectively ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest expense on secured financings	$99,773	$49,893	$278,583	$107,051
Interest expense on secured term loan	18,378	13,052	53,561	32,910
Amortization of deferred financing costs	5,460	5,040	17,170	14,475
Interest and related expense	$123,611	$67,985	$349,314	$154,436
Interest expense on debt related to real estate owned (1)	6,137	3,903	17,446	9,206
Total interest and related expense	$129,748	$71,888	$366,760	$163,642

(1)
Interest on debt related to real estate owned includes $131,000 and $131,000 of amortization of financing costs for the three months ended September 30, 2023 and 2022, respectively. Interest on debt related to real estate owned includes $394,000 and $176,000 of amortization of financing costs for the nine months ended September 30, 2023 and 2022, respectively.

Financial Covenants

Our financing agreements generally contain certain financial covenants. For example, our ratio of earnings before interest, taxes, depreciation, and amortization, to interest charges, as defined in the agreements, shall be not less than either 1.4 to 1.0 or 1.5 to 1.0. Further, (i) our tangible net worth, as defined in the agreements, shall not be less than $2.06 billion as of each measurement date plus 75% of proceeds from future equity issuances; (ii) cash liquidity shall not be less than the greater of (x) $50 million or (y) 5% of our recourse indebtedness; and (iii) our indebtedness shall not exceed 77.8% of our total assets. As of September 30, 2023 and December 31, 2022, we are in compliance with all covenants under our financing agreements. The requirements set forth in (i) through (iii) above are based upon the most restrictive financial covenants in place as of the reporting date.

Note 7. Derivatives

As part of the agreement to amend the terms of our debt related to real estate owned on June 2, 2021, we acquired an interest rate cap with a notional amount of $290.0 million, a strike rate of 3.00% and a maturity date of February 15, 2024 for $275,000.

The interest rate cap effectively limits the maximum interest rate of our debt related to real estate owned to 5.83%. Changes in the fair value of our interest rate cap are recorded as an unrealized gain or loss on interest rate cap on our consolidated statements of operations and the fair value is recorded in other assets on our consolidated balance sheets. Proceeds received from our counterparty related to the interest rate cap are recorded as proceeds from interest rate cap on our consolidated statements of operations. The fair value of the interest rate cap is $2.7 million and $6.0 million at September 30, 2023 and December 31, 2022, respectively. During the three months ended September 30, 2023 and 2022, we recognized $1.7 million and $0, respectively, of proceeds from interest rate cap. During the nine months ended September 30, 2023 and 2022, we recognized $4.4 million and $0, respectively, of proceeds from interest rate cap.

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

Financial Instruments Reported at Fair Value

The fair value of our interest rate cap is determined by using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the interest rate cap. The variable interest rates used in the calculation of projected receipts on the interest rate cap are based on a third-party expert's expectation of future interest rates derived from observable market interest rate curves and volatilities. Our interest rate cap is classified as Level 2 in the fair value hierarchy and is valued at $2.7 million at September 30, 2023 and $6.0 million at December 31, 2022.

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows ($ in thousands):

	September 30, 2023
	Carrying	Unpaid Principal		Fair Value Hierarchy Level
	Value	Balance	Fair Value	Level 1	Level 2	Level 3
Loans receivable held-for-investment, net	$7,013,545	$7,185,948	$7,022,236	$-	$-	$7,022,236
Repurchase agreements	3,813,612	3,813,612	3,813,612	-	-	3,813,612
Term participation facility	346,140	346,140	342,786	-	-	342,786
Loan participations sold, net	254,224	254,252	254,022	-	-	254,022
Notes payable, net	231,875	235,669	233,596	-	-	233,596
Secured term loan, net	713,276	727,358	690,991	-	-	690,991
Debt related to real estate owned, net	289,782	290,000	287,511	-	-	287,511

	December 31, 2022
	Carrying	Unpaid Principal		Fair Value Hierarchy Level
	Value	Balance	Fair Value	Level 1	Level 2	Level 3
Loans receivable held-for-investment, net	$7,360,427	$7,538,525	$7,331,207	$-	$-	$7,331,207
Repurchase agreements	3,966,859	3,966,859	3,966,859	-	-	3,966,859
Term participation facility	257,531	257,531	255,296	-	-	255,296
Loan participations sold, net	263,798	264,252	261,417	-	-	261,417
Notes payable, net	149,521	154,629	153,282	-	-	153,282
Secured term loan, net	736,853	755,090	743,764	-	-	743,764
Debt related to real estate owned, net	289,389	290,000	281,568	-	-	281,568

Note 9. Equity

Common Stock

Our charter provides for the issuance of up to 500,000,000 shares of common stock with a par value of $0.01 per share. We had 138,728,690 and 140,055,714 shares of common stock issued and 138,728,690 and 138,376,144 shares of common stock outstanding as of September 30, 2023 and December 31, 2022, respectively. In conjunction with our 10b5-1 Purchase Plan defined below, 1,679,570 shares of common stock were repurchased and subsequently retired and are not available to be reissued.

The following table provides a summary of the number of shares of common stock outstanding during the nine months ended September 30, 2023 and 2022, respectively:

	Nine Months Ended
Common Stock Outstanding	September 30, 2023	September 30, 2022
Beginning balance	138,376,144	139,840,088
Repurchase of common stock	-	(869,590)
Conversion of fully vested RSUs to common stock	352,546	-
Ending balance	138,728,690	138,970,498

Repurchased Shares

We entered into an agreement (the “10b5-1 Purchase Plan”) with Morgan Stanley & Co. LLC, pursuant to which Morgan Stanley & Co. LLC (”Morgan Stanley”), as our agent, would buy in the open market up to $25.0 million of our common stock in the aggregate during the period beginning on December 6, 2021 and ending at the earlier of 12 months and the date on which all the capital committed to the 10b5-1 Purchase Plan is expended. The 10b5-1 Purchase Plan required Morgan Stanley to purchase shares of our common stock on our behalf when the market price per share was below the book value per common stock, subject to certain daily limits prescribed by the 10b5-1 Purchase Plan. For the period from December 6, 2021 through October 24, 2022, our full $25.0 million commitment was used to repurchase 1,679,570 shares of common stock at an average price per share of $14.88. As of December 31, 2022, all of the capital committed to the 10b5-1 Purchase Plan was expended.

Dividends

The following tables detail our dividend activity for common stock ($ in thousands, except per share data):

For the Quarter Ended
	March 31, 2023		June 30, 2023		September 30, 2023
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Dividends declared - common stock	$51,199	$0.37	$51,203	$0.37	$34,682	$0.25
Record Date - common stock	March 31, 2023		June 30, 2023		September 29, 2023
Payment Date - common stock	April 14, 2023		July 14, 2023		October 13, 2023

For the Quarter Ended
	March 31, 2022		June 30, 2022		September 30, 2022
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Dividends declared - common stock	$51,672	$0.37	$51,659	$0.37	$51,419	$0.37
Record Date - common stock	March 31, 2022		June 30, 2022		September 30, 2022
Payment Date - common stock	April 15, 2022		July 15, 2022		October 14, 2022

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

As of September 30, 2023 and 2022, we had no dilutive securities. As a result, basic and diluted EPS are the same. The calculation of basic and diluted EPS is as follows ($ in thousands, except for share and per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net (loss) income attributable to common stockholders	$(68,947)	$42,071	$(28,016)	$134,717
Dividends on participating securities (1)	(648)	(799)	(3,074)	(1,598)
Participating securities' share in earnings	-	-	-	-
Basic (loss) earnings	$(69,595)	$41,272	$(31,090)	$133,119
Weighted average shares of common stock outstanding, basic and diluted (2)	138,899,168	139,430,153	138,563,355	139,592,500
Net (loss) income per share of common stock, basic and diluted	$(0.50)	$0.30	$(0.22)	$0.95

(1)
For the three months ended September 30, 2023 and 2022, dividends on participating securities excludes $9,000 and $0 of dividends on fully vested RSUs. For the nine months ended September 30, 2023 and 2022, dividends on participating securities excludes $24,000 and $0 of dividends on fully vested RSUs.
(2)
Amounts as of September 30, 2023 include 37,467 fully vested RSUs.

For the three months ended September 30, 2023 and 2022, 2,569,993 and 2,159,280 of weighted average unvested RSUs, respectively, were excluded from the calculation of diluted EPS because the effect was antidilutive. For the nine months ended September 30, 2023 and 2022, 2,668,889 and 863,524 of weighted average RSUs, respectively, were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

Note 11. Related Party Transactions

Our activities are managed by the Manager. Pursuant to the terms of the Management Agreement, the Manager is responsible for originating investment opportunities, providing asset management services and administering our day-to-day operations. The Manager is entitled to receive a management fee, an incentive fee and a termination fee as defined below.

The following table summarizes our management fees ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Management fees	$9,541	$9,944	$28,838	$29,594
Incentive fees	-	-	1,558	-
Total	$9,541	$9,944	$30,396	$29,594

Management Fees

Effective October 1, 2015, the Manager earns a base management fee in an amount equal to 1.50% per annum of Stockholders’ Equity, as defined in the Management Agreement. Management fees are reduced by our pro rata share of any management fees and incentive fees (if incentive fees are not incurred by us) incurred to the Manager by CMTG/TT. Management fees are paid quarterly, in arrears. Management fees of $9.5 million and $9.9 million were accrued and were included in management fee payable – affiliate, on the consolidated balance sheets at September 30, 2023 and December 31, 2022, respectively.

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

There were no accrued incentive fees on our consolidated balance sheets as of September 30, 2023 and December 31, 2022.

Termination Fees

If we elect to terminate the Management Agreement, we are required to pay the Manager a termination fee equal to three times the sum of the average total annual amount of management fees and the average annual incentive fee paid by us over the prior two years.

Reimbursable Expenses

The Manager or its affiliates are entitled to reimbursement for certain documented costs and expenses incurred by them on our behalf, as set forth in the Management Agreement, excluding any expenses specifically required to be borne by the Manager under the Management Agreement. For the three months ended September 30, 2023 and 2022, we incurred $1.1 million and $0.3 million, respectively, of reimbursable expenses incurred on our behalf by our Manager which are included in general and administrative expenses on our consolidated statements of operations. For the nine months ended September 30, 2023 and 2022, we incurred $3.0 million and $0.4 million, respectively, of reimbursable expenses incurred on our behalf by our Manager. As of September 30, 2023 and December 31, 2022, $1.0 million and $0.7 million, respectively, of reimbursable expenses incurred on our behalf and due to our Manager are included in other liabilities on our consolidated balance sheets.

Loan Receivable Held-for-Investment

As of December 31, 2022, we had a loan with an unpaid principal balance of $97.8 million and a loan commitment of $141.1 million, whereby the borrower is an affiliate of a shareholder of our common stock who, during the nine months ended September 30, 2023, owned approximately 10.9% of our common stock outstanding. During the three months ended September 30, 2023, the loan with a then unpaid principal balance of $113.0 million was repaid in full.
Note 12. Stock-Based Compensation

Incentive Award Plan

We are externally managed and do not currently have any employees. On March 30, 2016, we adopted the 2016 Incentive Award Plan (the “Plan”) to promote the success and enhance the value of the Company by linking the individual interests of employees of the Manager and its affiliates to those of our stockholders. As of September 30, 2023, the maximum remaining number of shares that may be issued under the Plan is 4,975,513 shares.

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

For the three and nine months ended September 30, 2023, we recognized $4.4 million and $12.1 million, respectively, of stock-based compensation expense related to the RSUs which is considered a non-cash expense. For the three and nine months ended September 30, 2022, we recognized $3.4 million and $4.0 million, respectively, of stock-based compensation expense related to the RSUs which is considered a non-cash expense.

Deferred Compensation Plan

On May 24, 2022, we adopted the Deferred Compensation Plan to provide our directors and certain executives with an opportunity to defer payment of their stock-based compensation or RSUs and director cash fees, if applicable, pursuant to the terms of the Deferred Compensation Plan.

Under our Deferred Compensation Plan, certain of our Board members elected to receive the annual fees and/or time-based RSUs to which they are entitled under our Non-Employee Director Compensation Program in the form of deferred RSUs. Accordingly, during the nine months ended September 30, 2023 and 2022, we issued 11,097 and 2,894, respectively, of deferred RSUs in lieu of cash fees to such directors, and recognized a related expense of approximately $139,000 and $49,000, respectively, which is included in general and administrative expenses on our consolidated statements of operations.

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

In June 2023, the eligible non-executive members of the Board were granted an aggregate of 58,536 time-based RSUs under the Plan. Each RSU was granted with the right to receive dividend equivalents. Additionally, certain directors elected to defer their RSUs pursuant to the terms of the Deferred Compensation Plan. Such deferred awards will become payable on the earliest to occur of the participant’s separation from service or a change in control. The fair value of the 58,536 RSUs was determined to be $10.25 per share on the grant date based on the closing price of our common stock on such date.

In June 2022, the eligible non-executive members of the Board were granted an aggregate of 29,280 time-based RSUs under the Plan. Each RSU was granted with the right to receive dividend equivalents. Additionally, certain directors elected to defer their RSUs pursuant to the terms of the Deferred Compensation Plan. Such deferred awards will become payable on the earliest to occur of the participant’s separation from service or a change in control. The fair value of the 29,280 RSUs was determined to be $20.49 per share on the grant date based on the closing price of our common stock on such date. On June 1, 2023, 9,760 of the 29,280 vested RSUs were delivered as shares of our common stock to certain directors.

Stock-based compensation expense is recognized in earnings on a straight-line basis over the applicable award’s vesting period. Forfeitures of stock-based compensation awards are recognized as they occur. As of September 30, 2023, total unrecognized compensation expense was $33.4 million based on the grant date fair value of RSUs granted. This expense is expected to be recognized over a remaining period of 2.0 years from September 30, 2023.

We may allow participants of the Plan to settle their tax liabilities through a reduction of their vested RSU delivery. Such amount will result in a corresponding adjustment to additional paid-in capital and a cash payment to our Manager or its affiliates in order to remit the required statutory tax withholding to each respective taxing authority. Similarly, during the three months ended September 30, 2023, we amended the RSU grant agreements of certain participants with respect to whom neither we nor our Manager or its affiliates had a statutory basis to withhold required tax payments. Such amendments provided for partial cash settlement of fully vested RSUs as of the date of the amendments in order to facilitate the satisfaction by such participants of income tax obligations arising from vested RSUs. During the three months ended September 30, 2023, we delivered 342,786 shares of common stock for 703,318 vested RSUs and concurrently recorded a $3.9 million adjustment to additional paid-in capital on our consolidated statement of changes in equity. There were no deliveries of shares of common stock for vested RSUs in the comparable prior period.

The following table details the time-based RSU activity during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value Per Share	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value Per Share
Unvested, beginning of period	2,159,280	$18.74	-	$-
Granted	1,167,354	$11.25	2,159,280	$18.74
Vested	(732,598)	$18.79	-	$-
Forfeited	(38,500)	$16.31	-	$-
Unvested, end of period	2,555,536	$15.34	2,159,280	$18.74

Note 13. Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with our taxable year ended December 31, 2015 and expect to continue to operate so as to qualify as a REIT. As a result, we will generally not be subject to federal and state income tax on that portion of our income that we distribute to stockholders if we distribute at least 90% of our taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains and income earned by our taxable REIT subsidiary (“TRS”), and comply with certain other requirements to qualify as a REIT. Since Commencement of Operations, we have been in compliance with all REIT requirements and we plan to continue to operate so that we meet the requirements for taxation as a REIT. Therefore, other than amounts relating to our TRS, as described below, we have not provided for current income tax expense related to our REIT taxable income for the three and nine months ended September 30, 2023 and 2022, respectively. Additionally, no provision has been made for federal or state income taxes in the accompanying financial statements, as we believe we have met the prescribed requisite requirements.

Our real estate owned hotel portfolio is held in a TRS. A TRS is a corporation that is owned directly or indirectly by a REIT and has jointly elected with the REIT to be treated as a TRS for tax purposes. For the three and nine months ended September 30, 2023 and 2022, we did not record a current or deferred tax benefit or expense related to our TRS.

As of September 30, 2023 and December 31, 2022, we did not have any deferred tax assets or deferred tax liabilities due to a full valuation allowance that was established against our deferred tax assets. The deferred tax asset and valuation allowance at September 30, 2023 were $21.7 million, respectively. The deferred tax asset and valuation allowance at December 31, 2022 were $16.6 million, respectively.

We recognize tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions, if applicable, are included as a component of the provision for income taxes in our consolidated statements of income. As of September 30, 2023 and December 31, 2022, we have not recorded any amounts for uncertain tax positions.

Our tax returns are subject to audit by taxing authorities. Tax years 2019 and onward remain open to examination by major taxing jurisdictions in which we are subject to taxes.

Note 14. Commitments and Contingencies

We hold a 51% interest in CMTG/TT as a result of committing to invest $124.9 million in CMTG/TT. Distributions representing repayment proceeds from CMTG/TT’s loans may be recalled by CMTG/TT, if the repayment occurred at least six months prior to the loan’s initial maturity date. As of September 30, 2023 and December 31, 2022, we contributed $163.1 million and $163.1 million, respectively, to CMTG/TT and have received return of capital distributions of $123.3 million, of which $111.1 million were recallable. As of September 30, 2023 and December 31, 2022, CMTG’s remaining capital commitment to CMTG/TT was $72.9 million and $72.9 million, respectively.

As of September 30, 2023 and December 31, 2022, we had aggregate unfunded loan commitments of $1.3 billion and $1.9 billion respectively, which amounts will generally be funded to finance construction or leasing related expenditures by our borrowers, subject to them achieving certain conditions precedent to such funding. These future commitments will expire over the remaining term of the loans, none of which exceed five years.

Our contractual payments due under all financings were as follows as of September 30, 2023 ($ in thousands):

Year	Amount
2023 (1) (2)	$439,304
2024	819,926
2025	1,286,498
2026	1,942,260
2027	1,179,043
Total	$5,667,031

(1)
Contractual payments due for the remaining three months of 2023.
(2)
Includes five loans in maturity default with aggregate associated financings outstanding of $259.1 million. Such loans have a corresponding aggregate unpaid principal balance of $497.4 million.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. References herein to “Claros Mortgage Trust,” “Company”, “we”, “us” or “our” refer to Claros Mortgage Trust, Inc. and its subsidiaries unless the context specifically requires otherwise. References to our “Manager” refer to Claros REIT Management LP and references to our "Sponsor" refer to Mack Real Estate Credit Strategies, L.P. (“MRECS”), the CRE lending and debt investment business affiliated with our Manager and Mack Real Estate Group, LLC (“MREG”). Although MRECS and MREG are distinct legal entities, for convenience, references to our “Sponsor” are deemed to include references to MRECS and MREG, individually or collectively, as appropriate for the context and unless otherwise indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements herein and will make forward-looking statements in future filings with the SEC, press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, it intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: the macro- and micro-economic impact of the COVID-19 pandemic and secondary effects thereof on our financial condition, results of operations, liquidity and capital resources; market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy; the demand for commercial real estate loans; our business and investment strategy; our operating results; actions and initiatives of the U.S. government and governments outside of the United States, changes to government policies and the execution and impact of these actions, initiatives and policies; the state of the economy generally or in specific geographic regions; changes in geopolitical conditions; economic trends and economic recoveries; our ability to obtain and maintain financing arrangements, including secured debt arrangements and securitizations; the timing and amount of expected future fundings of unfunded commitments; the availability of debt financing from traditional lenders; the volume of short-term loan extensions; the demand for new capital to replace maturing loans; expected leverage; general volatility of the securities markets in which we participate; changes in the value of our assets; the scope of our target assets; interest rate mismatches between our target assets and any borrowings used to fund such assets; changes in interest rates and the market value of our target assets; changes in prepayment rates on our target assets; effects of hedging instruments on our target assets; rates of default or decreased recovery rates on our target assets; the degree to which hedging strategies may or may not protect us from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting, legal or regulatory issues or guidance and similar matters; our continued maintenance of our qualification as a REIT for U.S. federal income tax purposes; our continued exclusion from registration under the Investment Company Act of 1940, as amended (the “1940 Act”); the availability of opportunities to acquire commercial mortgage-related, real estate-related and other securities; the availability of qualified personnel; estimates relating to our ability to make distributions to our stockholders in the future; our present and potential future competition; and unexpected costs or unexpected liabilities, including those related to litigation.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. See “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q and our Annual Report. These and other risks, uncertainties, and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those included in any forward-looking statements we make. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We were organized as a Maryland corporation on April 29, 2015 and commenced operations on August 25, 2015, and are traded on the New York Stock Exchange, or NYSE, under the symbol “CMTG”. We have elected and believe we have qualified to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015. We are externally managed and advised by our Manager, an investment adviser registered with the SEC pursuant to the Investment Advisers Act of 1940, as amended (the “Advisers Act”). We operate our business in a manner that permits us to maintain our exclusion from registration under the Investment Company Act of 1940, as amended (the “1940 Act”).

I. Key Financial Measures and Indicators

As a CRE finance company, we believe the key financial measures and indicators for our business are net income (loss) per share, dividends declared per share, Distributable Earnings (Loss) per share, Distributable Earnings per share prior to realized gains and losses, which includes principal charge-offs, book value per share, adjusted book value per share, Net Debt-to-Equity Ratio and Total Leverage Ratio. During the three months ended September 30, 2023, we had net loss per share of $(0.50), dividends declared per share of $0.25, Distributable Loss per share of ($0.16), and Distributable Earnings per share prior to realized gains and principal charge-offs of $0.35. As of September 30, 2023, our book value per share was $16.25, our adjusted book value per share was $17.00, our Net-Debt-to-Equity Ratio was 2.3x, and our Total Leverage Ratio was 2.7x. We use Net Debt-to-Equity Ratio and Total Leverage Ratio, financial measures which are not prepared in accordance with GAAP, to evaluate our financial leverage, which in the case of our Total Leverage Ratio, makes certain adjustments that we believe provide a more conservative measure of our financial condition.

Net (Loss) Income Per Share and Dividends Declared Per Share

The following table sets forth the calculation of basic and diluted net (loss) income per share and dividends declared per share ($ in thousands, except share and per share data):

	Three Months Ended
	September 30, 2023	June 30, 2023
Net (loss) income attributable to common stock	$(68,947)	$4,253
Weighted average shares of common stock outstanding, basic and diluted	138,899,168	138,399,446
Basic and diluted net (loss) income per share of common stock	$(0.50)	$0.02
Dividends declared per share of common stock	$0.25	$0.37

During the quarter ended September 30, 2023, the Company declared a dividend of $0.25 per share of common stock. One of the Company’s objectives in declaring the third quarter dividend was to establish a dividend level believed to be sustainable, assuming that the real estate capital market dislocation continues for the foreseeable future.

Distributable Earnings (Loss)

Distributable Earnings (Loss) is a non-GAAP measure used to evaluate our performance excluding the effects of certain transactions, non-cash items and GAAP adjustments, as determined by our Manager. Distributable Earnings (Loss) is a non-GAAP measure, which we define as net income in accordance with GAAP, excluding (i) non-cash stock-based compensation expense, (ii) real estate depreciation and amortization, (iii) any unrealized gains or losses from mark-to-market valuation changes (other than permanent impairments) that are included in net income for the applicable period, (iv) one-time events pursuant to changes in GAAP and (v) certain non-cash items, which in the judgment of our Manager, should not be included in Distributable Earnings (Loss). Furthermore, the Company presents Distributable Earnings prior to realized gains and losses, which includes principal charge-offs, as the Company believes this more easily allows our Board, Manager, and investors to compare our operating performance to our peers, to assess our ability to pay dividends, and to determine our compliance with certain financial covenants. Pursuant to the Management Agreement, we use Core Earnings, which is substantially the same as Distributable Earnings (Loss) excluding incentive fees, to determine the incentive fees we pay our Manager. Distributable Earnings (Loss) is substantially the same as Core Earnings, as defined in the Management Agreement, for the periods presented.

We believe that Distributable Earnings (Loss) and Distributable Earnings prior to realized gains and losses provide meaningful information to consider in addition to our net income and cash flows from operating activities in accordance with GAAP. Distributable Earnings (Loss) and Distributable Earnings prior to realized gains and losses do not represent net income or cash flows from operating activities in accordance with GAAP and should not be considered as an alternative to GAAP net income, an indication of our cash flows from operating activities, a measure of our liquidity or an indication of funds available for our cash needs. In addition, our methodology for calculating these metrics may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures and, accordingly, our reported Distributable Earnings (Loss) and Distributable Earnings prior to realized gains and losses may not be comparable to the Distributable Earnings (Loss) and Distributable Earnings prior to realized gains and losses reported by other companies.

In order to maintain our status as a REIT, we are required to distribute at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, as dividends. Distributable Earnings (Loss), Distributable Earnings prior to realized gains and losses, and other similar measures, have historically been a useful indicator over time of a mortgage REIT’s ability to cover its dividends, and to mortgage REITs themselves in determining the amount of any dividends to declare. Distributable Earnings (Loss) and Distributable Earnings prior to realized gains and losses are key factors, among others, considered by the Board in setting the dividend each quarter and as such we believe Distributable Earnings (Loss) and Distributable Earnings prior to realized gains and losses are useful to investors.

While Distributable Earnings (Loss) excludes the impact of our unrealized provision for or reversal of current expected credit loss reserves, loan losses are charged off and recognized through Distributable Earnings (Loss) when deemed non-recoverable. Non-recoverability is determined (i) upon the resolution of a loan (i.e., when the loan is repaid, fully or partially, or when we acquire title in the case of foreclosure, deed-in-lieu of foreclosure, or assignment-in-lieu of foreclosure), or (ii) with respect to any amount due under any loan, when such amount is determined to be non-collectible. During the three months ended September 30, 2023, we recorded a $110.2 million provision for CECL reserve, which has been excluded from Distributable Earnings (Loss). During the three months ended June 30, 2023, we recorded a $41.5 million provision for CECL reserve, which has been excluded from Distributable Earnings (Loss).

In determining Distributable Earnings (Loss) per share and Distributable Earnings per share prior to realized gains and losses, the dilutive effect of unvested RSUs is considered. The weighted-average diluted shares outstanding used for Distributable Earnings (Loss) has been adjusted from weighted-average diluted shares under GAAP to include unvested RSUs.

The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted-average diluted shares used for Distributable Earnings (Loss):

	Three Months Ended
Weighted-Averages	September 30, 2023	June 30, 2023
Diluted Shares - GAAP	138,899,168	138,399,446
Unvested RSUs	2,569,993	3,249,255
Diluted Shares - Distributable Earnings (Loss)	141,469,161	141,648,701

The following table provides a reconciliation of net (loss) income attributable to common stock to Distributable Earnings (Loss) ($ in thousands, except share and per share data):

	Three Months Ended
	September 30, 2023	June 30, 2023
Net (loss) income attributable to common stock:	$(68,947)	$4,253
Adjustments:
Non-cash stock-based compensation expense	4,369	4,395
Provision for current expected credit loss reserve	110,198	41,476
Depreciation and amortization expense	2,558	2,092
Amortization of above and below market lease values, net	354	-
Unrealized loss on interest rate cap	1,659	259
Gain on extinguishment of debt	-	(2,217)
Gain on sale of loan	(575)	-
Distributable Earnings prior to realized gains and principal charge-offs	$49,616	$50,258
Gain on sale of loan	575	-
Gain on extinguishment of debt	-	2,217
Principal charge-offs	(72,957)	(66,935)
Distributable Loss	$(22,766)	$(14,460)
Weighted average diluted shares - Distributable Earnings (Loss)	141,469,161	141,648,701
Diluted Distributable Earnings per share prior to realized gains and principal charge-offs	$0.35	$0.35
Diluted Distributable Loss per share	$(0.16)	$(0.10)

Book Value Per Share

We believe that presenting book value per share adjusted for the general current expected credit loss reserve, accumulated depreciation, and accumulated amortization is useful for investors as it enhances the comparability across the industry. We believe that our investors and lenders consider book value excluding these items as an important metric related to our overall capitalization.

The following table sets forth the calculation of our book value and our adjusted book value per share ($ in thousands, except share and per share data):

	September 30, 2023	December 31, 2022
Equity	$2,296,669	$2,456,471
Number of shares of common stock outstanding and RSUs	141,321,693	140,542,274
Book Value per share(1)	$16.25	$17.48
Add back: accumulated depreciation on real estate owned and accumulated amortization on related lease intangibles	0.16	0.11
Add back: general CECL reserve	0.59	0.61
Adjusted Book Value per share	$17.00	$18.20

(1)
Calculated as (i) total equity divided by (ii) number of shares of common stock outstanding and RSUs at period end.

II. Our Portfolio

The below table summarizes our loan portfolio as of September 30, 2023 ($ in thousands):

					Weighted Average(3)
	Number of Loans	Loan Commitment(1)	Unpaid Principal Balance	Carrying Value(2)	Yield to Maturity(4)	Term to Fully Extended Maturity (in years) (5)	LTV(6)
Senior and subordinate loans	69	$8,528,383	$7,185,948	$7,083,287	9.5%	2.7 years	68.8%

(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Net of specific CECL reserves of $71.9 million.
(3)
Weighted averages are based on unpaid principal balance.
(4)
Represents the weighted average annualized yield to initial maturity of each loan, inclusive of coupon, and fees received, based on the applicable floating benchmark rate/floors (if applicable), in place as of September 30, 2023. For loans placed on non-accrual, the annualized yield to initial maturity used in calculating the weighted average annualized yield to initial maturity is 0%.
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

Portfolio Activity and Overview

The following table summarizes changes in unpaid principal balance within our loan portfolio for the three and nine months ended September 30, 2023 ($ in thousands):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Unpaid principal balance, beginning of period	$7,559,500	$7,538,525
Initial funding of loans	-	101,059
Advances on loans	173,811	562,338
Loan repayments	(287,253)	(547,067)
Sales of loans receivable	(260,110)	(260,110)
Transfer to real estate owned, net	-	(208,797)
Total net fundings / (repayments)	$(373,552)	$(352,577)
Unpaid principal balance, end of period	$7,185,948	$7,185,948

The following table details our loan investments individually based on unpaid principal balances as of September 30, 2023 ($ in thousands):

Loan Number	Loan Type	Origination Date	Loan Commitment(1)	Unpaid Principal Balance	Carrying Value(2)	Fully Extended Maturity(3)	Property Type (4)	Construction (4, 5)	Location	Risk Rating
1	Senior	12/16/2021	405,000	401,159	399,213	6/16/2027	Multifamily	-	CA	3
2	Senior	11/1/2019	390,000	390,000	389,361	11/1/2026	Multifamily	-	NY	3
3	Senior	7/12/2018	270,000	270,000	271,450	10/10/2023	Hospitality	-	NY	3
4	Senior	7/26/2021	225,000	225,000	224,554	7/26/2026	Hospitality	-	GA	3
5	Senior	6/30/2022	227,000	215,896	214,397	6/30/2029	Hospitality	-	CA	3
6	Senior	2/15/2022	262,500	214,859	213,256	2/15/2027	Multifamily	Y	CA	4
7	Senior	8/17/2022	235,000	213,831	212,529	8/17/2027	Hospitality	-	CA	3
8	Senior	10/18/2019	247,260	208,923	208,923	10/18/2024	For Sale Condo	-	CA	3
9	Senior	9/7/2018	192,600	192,600	192,575	10/18/2024	Land	-	NY	3
10	Senior	10/4/2019	202,429	185,098	185,098	10/1/2025	Mixed-Use	-	DC	3
11	Senior	1/14/2022	170,000	170,000	169,275	1/14/2027	Multifamily	-	CO	3
12	Senior	4/14/2022	193,400	168,941	167,951	4/14/2027	Multifamily	-	MI	3
13	Senior	9/26/2019	319,900	159,420	159,420	3/31/2026	Office	-	GA	4
14	Senior	9/20/2019	160,000	158,170	157,127	12/31/2025	For Sale Condo	Y	FL	2
15	Senior	9/8/2022	160,000	155,000	153,978	9/8/2027	Multifamily	-	AZ	3
16	Senior	1/9/2018	150,657	150,657	120,100	1/9/2024	Land	-	VA	5
17	Senior	2/28/2019	150,000	150,000	149,844	2/28/2024	Office	-	CT	3
18	Senior	12/30/2021	147,500	147,500	147,429	12/30/2025	Multifamily	-	PA	3
19	Senior	4/26/2022	151,698	133,630	132,652	4/26/2027	Multifamily	-	TX	3
20	Senior	12/10/2021	130,000	130,000	129,558	12/10/2026	Multifamily	-	VA	3
21	Subordinate	12/9/2021	125,000	125,000	124,802	1/1/2027	Office	-	IL	3
22	Senior	6/17/2022	127,250	123,346	122,337	6/17/2027	Multifamily	-	TX	3
23	Senior	9/30/2019	122,500	122,500	122,459	2/9/2027	Office	-	NY	3
24	Senior	4/29/2019	120,000	119,510	119,336	4/29/2024	Mixed-Use	-	NY	3
25	Senior	3/1/2022	122,000	119,084	118,457	2/28/2027	Multifamily	-	TX	3
26	Senior	8/8/2022	115,000	115,000	114,621	8/8/2027	Multifamily	-	CO	3
27	Senior	7/20/2021	113,500	113,500	113,549	7/20/2026	Multifamily	-	IL	3
28	Senior	2/13/2020	124,810	112,442	91,568	2/13/2025	Office	-	CA	5
29	Senior	6/7/2018	104,250	104,250	105,343	1/15/2022	Hospitality	Y	NY	4
30	Senior	12/15/2021	103,000	103,000	102,630	12/15/2026	Mixed-Use	-	TN	3
31	Senior	3/21/2023	101,059	101,059	100,782	4/1/2028	Hospitality	-	CA	3
32	Senior	8/2/2021	100,000	98,214	97,827	8/2/2026	Office	-	CA	4
33	Senior	1/27/2022	100,800	96,159	95,658	1/27/2027	Multifamily	-	NV	3
34	Senior	3/22/2021	148,303	90,931	90,301	3/22/2026	Other	-	MA	3
35	Senior	3/31/2020	87,750	87,750	87,750	2/9/2025	Office	-	TX	3
36	Senior	12/21/2018	87,741	87,741	88,093	6/21/2022	Land	-	NY	3
37	Senior	5/13/2022	202,500	81,192	79,239	5/13/2027	Mixed-Use	Y	VA	3
38	Senior	8/1/2022	115,250	78,500	78,342	7/30/2026	Hospitality	Y	NY	4
39	Senior	7/10/2018	76,369	76,369	75,833	7/10/2025	Hospitality	-	CA	4
40	Senior	11/2/2021	77,115	75,609	75,212	11/2/2026	Multifamily	-	FL	3

Loan Number	Loan Type	Origination Date	Loan Commitment(1)	Unpaid Principal Balance	Carrying Value(2)	Fully Extended Maturity(3)	Property Type (4)	Construction (4, 5)	Location	Risk Rating
41	Senior	7/27/2022	76,000	75,550	75,246	7/27/2027	Multifamily	-	UT	3
42	Senior	4/5/2019	75,500	75,500	75,406	4/5/2024	Mixed-Use	-	NY	3
43	Senior	1/10/2022	130,461	74,061	72,898	1/9/2027	Other	-	PA	3
44	Senior	8/27/2021	84,810	71,492	51,186	8/27/2026	Office	-	GA	5
45	Senior	6/3/2021	79,600	70,069	69,740	6/3/2026	Other	-	MI	3
46	Senior	11/4/2022	140,000	67,790	66,597	11/9/2026	Other	Y	MA	3
47	Senior	12/22/2021	76,350	67,040	66,662	12/22/2026	Multifamily	-	TX	4
48	Senior	7/31/2019	67,000	67,000	67,000	10/31/2021	Land	-	NY	4
49	Senior	1/19/2022	73,677	59,112	58,682	1/19/2027	Hospitality	-	TN	3
50	Senior	2/2/2022	90,000	59,017	58,194	2/2/2027	Office	-	WA	3
51	Senior	3/15/2022	53,300	50,164	49,913	3/15/2027	Multifamily	-	AZ	4
52	Senior	11/24/2021	60,255	48,028	47,578	11/24/2026	Multifamily	-	NV	3
53	Senior	10/13/2022	106,500	46,983	45,964	10/13/2026	Other	Y	NV	3
54	Senior	9/2/2022	176,257	41,696	39,943	9/2/2027	Multifamily	Y	UT	3
55	Senior	2/4/2022	44,768	38,291	38,054	2/4/2027	Multifamily	-	TX	4
56	Senior	12/30/2021	141,791	36,354	35,070	12/30/2026	Mixed-use	Y	FL	3
57	Subordinate	7/2/2021	30,200	30,200	30,294	7/2/2024	Land	-	FL	3
58	Senior	4/18/2019	30,000	30,000	29,913	5/1/2024	Land	-	MA	3
59	Senior	2/17/2022	28,479	24,525	24,395	2/17/2027	Multifamily	-	TX	3
60	Senior	1/4/2022	32,795	19,117	18,829	1/4/2027	Other	Y	GA	3
61	Senior	8/2/2019	13,985	13,985	14,197	2/2/2024	For Sale Condo	-	NY	3
62	Senior	2/25/2022	53,984	13,411	12,890	2/25/2027	Other	Y	GA	3
63	Senior	2/18/2022	32,083	11,002	10,695	2/18/2027	Other	Y	FL	3
64	Senior	4/19/2022	23,378	10,243	10,025	4/19/2027	Other	Y	GA	3
65	Senior	4/19/2022	24,245	6,754	6,520	4/19/2027	Other	Y	GA	3
66	Senior	12/30/2021	3,939	3,939	3,789	12/30/2025	For Sale Condo	-	VA	3
67	Senior	7/1/2019	1,899	1,899	1,899	12/30/2020	Other	-	Other	5
68	Subordinate	8/2/2018	886	886	-	7/9/2023	Other	-	NY	5
69	Senior	12/21/2022	112,100	-	(1,121)	12/21/2027	Multifamily	Y	WA	3

Total			8,528,383	7,185,948	7,083,287
General CECL reserve					(69,742)
Grand Total / Weighted Average			8,528,383	7,185,948	7,013,545			20%		3.2

(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Net of specific CECL reserves of $71.9 million.
(3)
Fully extended maturity assumes all extension options are exercised by the borrower upon satisfaction of the applicable conditions.
(4)
Classification of property type and construction status reflect the state of collateral as of September 30, 2023.
(5)
Percent of total construction loans based on loan commitments, as of September 30, 2023.

Real Estate Owned, Net

On February 8, 2021, we acquired legal title to a portfolio of seven hotel properties located in New York, NY through a foreclosure and recognized real estate owned of $414.0 million. Prior to February 8, 2021, the hotel portfolio represented the collateral for the $103.9 million mezzanine loan that we held, which was in default as a result of the borrower failing to pay debt service. The hotel portfolio appears as real estate owned, net on our consolidated balance sheets and, as of September 30, 2023, was encumbered by a $290.0 million non-recourse securitized senior mortgage assumed by us, which is included as a liability on our consolidated balance sheets.

On June 30, 2023, we acquired legal title to a mixed-use property located in New York, NY and the equity interests therein through an assignment-in-lieu of foreclosure. The mixed-use property contains both office and retail components. Prior to June 30, 2023, the mixed-use property and a pledge of equity interests therein represented the collateral for a senior loan with an unpaid principal balance of $208.8 million. During the fourth quarter of 2022, the borrower defaulted on the loan and in anticipation of the assignment-in-lieu of foreclosure, we recorded a specific CECL reserve of $42.0 million. Upon acquiring legal title of the collateral, we concurrently recorded an additional specific CECL reserve of $24.9 million immediately prior to recording a principal charge-off of $66.9 million, based upon the mixed-use property's $144.0 million estimated fair value as determined by a third-party appraisal and transaction costs of $0.4 million. The fair value was determined using discount rates ranging from 7.3% to 7.5% and market and terminal capitalization rates ranging from 5.0% to 5.5%.

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

Our Manager reviews our loan portfolio at least quarterly, undertakes an assessment of the performance of each loan, and assigns it a risk rating between “1” and “5,” from least risk to greatest risk, respectively. The weighted average risk rating of our total loan portfolio based on unpaid principal balance was 3.2 at September 30, 2023.

Current Expected Credit Losses

During the nine months ended September 30, 2023, we recorded a provision for current expected credit losses of $148.4 million, which included a $151.5 million increase in our specific CECL reserve prior to principal charge-offs, and a reversal of $3.1 million of general CECL reserves. The reversal of general CECL reserves was primarily attributable to the seasoning of and a reduction in our loan portfolio, offset by deteriorating macroeconomic conditions. As of September 30, 2023, our total provision for current expected credit losses was $154.9 million.

During the nine months ended September 30, 2022, we recorded a provision for current expected credit losses of $13.0 million, which included a $5.4 million increase in our specific CECL reserve prior to a principal charge-off, resulting in a total current expected credit loss reserve of $75.0 million as of September 30, 2022. The increase in the total current expected credit loss reserve was primarily attributable to an increase in the size of the portfolio and changes in macroeconomic conditions, partially offset by a principal charge-off. As of September 30, 2022, our total provision for current expected credit losses was $75.0 million.

Specific CECL Reserves

During the three months ended September 30, 2023, we recorded a specific CECL reserve of $20.6 million in connection with a senior loan with a borrower that is experiencing financial difficulty. The loan is secured by an office building in San Francisco, CA and a pledge of equity interests therein with an unpaid principal balance and carrying value prior to any specific CECL reserve of $112.4 million and $112.2 million, respectively, and an initial maturity date of February 13, 2024. Effective September 1, 2023, this loan is on non-accrual status.

During the three months ended September 30, 2023, we recorded a specific CECL reserve of $19.8 million in connection with a senior loan with a borrower that is experiencing financial difficulty. The loan is secured by an office building in Atlanta, GA and a pledge of equity interests therein with an unpaid principal balance and carrying value prior to any specific CECL reserve of $71.5 million and $71.1 million, respectively, and an initial maturity date of August 27, 2024. Effective September 1, 2023, this loan is on non-accrual status.

During the three months ended September 30, 2023, we recorded a specific CECL reserve of $30.6 million in connection with a senior loan with a borrower that is experiencing financial difficulty and the loan is in maturity default. The loan is secured by land in Arlington, VA with an unpaid principal balance and carrying value prior to any specific CECL reserve of $150.7 million. Effective January 1, 2023, this loan is on non-accrual status.

During the three months ended June 30, 2023, we recorded a specific CECL reserve of $0.9 million in connection with a subordinate loan with a borrower that is experiencing financial difficulty and the loan is in maturity default. The loan is secured by the equity interests in a retail condo in Brooklyn, NY with an unpaid principal balance and carrying value prior to any specific CECL reserve of $0.9 million. Effective June 30, 2023, the loan is on non-accrual status.

During the three months ended December 31, 2022, we recorded a specific CECL reserve of $42.0 million in connection with a senior loan with a borrower that was experiencing financial difficulty. The loan was secured by a mixed-use building in New York, NY and a pledge of equity interests therein with an unpaid principal balance and carrying value prior to any specific CECL reserve of $208.8 million and an initial maturity date of February 1, 2023. On June 30, 2023, we obtained legal title to the collateral through an assignment-in-lieu of foreclosure and during the three months ended June 30, 2023 recorded an additional specific CECL reserve of $24.9 million prior to a principal charge-off of $66.9 million. Prior to obtaining legal title to the collateral and while the loan was on non-accrual status during 2023, we recognized $8.3 million of interest income. See Note 5 - Real Estate Owned, Net for further detail. As of December 31, 2022 and through the date of the assignment-in-lieu of foreclosure, this loan was on non-accrual status.

During the three months ended December 31, 2022, we recorded a specific CECL reserve of $18.3 million in connection with a senior loan with a borrower that was experiencing financial difficulty. The loan had a then unpaid principal balance of $138.8 million, a carrying value prior to any specific CECL reserve of $138.3 million and an initial maturity date of August 8, 2024. The loan, which was comprised of a portfolio of uncrossed loans, was collateralized by a portfolio of multifamily properties located in San Francisco, CA. During the three months ended June 30, 2023, we recorded an additional specific CECL reserve of $18.8 million due to a revised valuation of the collateral properties. During the three months ended September 30, 2023, we sold the loan and recorded a principal charge-off of $73.0 million following the recognition of an incremental specific CECL reserve of $35.9 million due to a further decline in the value of the collateral properties. As of December 31, 2022 and through the date of the loan sale, the loan was on non-accrual status.

Fair market values used to determine specific CECL reserves are calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach. Estimates of fair market values used to determine specific CECL reserves as of September 30, 2023 include assumptions of property specific cash flows over estimated holding periods, discount rates ranging from 7.5% to 9.5%, and market and terminal capitalization rates ranging from 6.0% to 8.3%. These assumptions are based upon the nature of the properties, recent sales and lease comparables, and anticipated real estate and capital market conditions.

Portfolio Financing

Our financing arrangements include repurchase agreements, a term participation facility, asset-specific financings, mortgages on real estate owned, and secured term loan borrowings.

The following table summarizes our loan portfolio financing ($ in thousands):

	September 30, 2023
	Capacity	Borrowing Outstanding	Weighted Average Spread(1)
Repurchase agreements and Term participation facility	$6,105,465	$4,159,752	+ 2.74%
Loan participations sold	254,252	254,252	+ 3.67%
Notes payable	419,867	235,669	+ 3.10%
Secured term loan	727,358	727,358	+ 4.50%
Debt related to real estate owned	290,000	290,000	+ 2.83%
Total / Weighted Average	$7,796,942	$5,667,031	+ 3.03%

(1)
Weighted average spread over the applicable benchmark is based on unpaid principal balance. SOFR as of September 30, 2023 was 5.32%. Fixed rate loans are presented as a spread over the relevant floating benchmark rates.

Refer to Note 6 to our consolidated financial statements for additional details on our financings.

Repurchase Agreements and Term Participation Facility

We finance certain of our loans using repurchase agreements and a term participation facility. As of September 30, 2023, aggregate borrowings outstanding under our repurchase agreements and the term participation facility totaled $4.2 billion, with a weighted average coupon of SOFR plus 2.74% per annum. All weighted averages are based on unpaid principal balance. As of September 30, 2023, outstanding borrowings under these facilities had a weighted average term to fully extended maturity (assuming conditions to extend are met) of 2.8 years.

Each repurchase agreement contains “margin maintenance” provisions, which are designed to allow the counterparty to require the delivery of cash or other assets to de-lever financings on assets that are determined to have experienced a diminution in value. Since inception through September 30, 2023, we have not received any margin calls under any of our repurchase agreements. As of September 30, 2023, five of our loans were financed under the term participation facility.

Loan Participations Sold

We finance certain of our loans via the sale of a participation in such loans, and we present the loan participations sold as liabilities on our consolidated balance sheet when such arrangements do not qualify as sales under GAAP. In instances where we have multiple loan participations with the same lender, the financings are generally not cross-collateralized. Each of our loan participations sold is generally term-matched to its underlying loan. As of September 30, 2023, three of our loans were financed with loan participations sold.

Notes Payable

We finance certain of our loans via secured financings that are generally non-recourse and are term matched to the related underlying loan. We refer to such financings as notes payable and they are secured by the related loans receivable. As of September 30, 2023, five of our loans were financed with notes payable.

Secured Term Loan

We have a secured term loan of $727.4 million which we originally entered into on August 9, 2019. Our secured term loan is presented net of any original issue discount and transaction expenses which are deferred and recognized as a component of interest expense over the life of the loan using the effective interest method. During the nine months ended September 30, 2023, we purchased and retired $22.0 million of principal of our secured term loan for a price of $19.3 million, recognizing a $2.2 million gain on extinguishment of debt, inclusive of $485,000 of unamortized deferred financing costs. As of September 30, 2023, our secured term loan has an unpaid principal balance of $727.4 million and a carrying value of $713.3 million.

Debt Related to Real Estate Owned

On February 8, 2021 we assumed a $300.0 million securitized senior mortgage in connection with a foreclosure on a portfolio of seven limited service hotels located in New York, New York. The securitized senior mortgage is non-recourse to us. Our debt related to real estate owned as of September 30, 2023 has an unpaid principal balance of $290.0 million, a carrying value of $289.8 million and a stated rate of LIBOR plus 2.83%, subject to a LIBOR floor of 0.75%. Effective July 1, 2023, interest on our debt related to real estate owned is indexed to SOFR. See Derivatives below for further detail of the interest rate cap related to this financing.

Derivatives

As part of the agreement to amend the terms of our debt related to real estate owned in June 2021, we acquired an interest rate cap with a notional amount of $290.0 million, a strike rate of 3.00%, and a maturity date of February 15, 2024 for $275,000. The fair value of the interest rate cap is $2.7 million as of September 30, 2023.

The interest rate cap effectively limits the maximum interest rate of our debt related to real estate owned to 5.83%. Changes in the fair value of our interest rate cap are recorded as an unrealized gain or loss on interest rate cap on our consolidated statements of operations and the fair value is recorded in other assets on our consolidated balance sheets. Proceeds received from our counterparty related to the interest rate cap are recorded as proceeds from interest rate cap on our consolidated statements of operations. During the three months ended September 30, 2023 and 2022, we recognized $1.7 million and $0 of proceeds from interest rate cap. During the nine months ended September 30, 2023 and 2022, we recognized $4.4 million and $0 of proceeds from interest rate cap.

Acquisition Facility

On June 29, 2022, we entered into a full recourse revolving credit facility with $150.0 million in capacity. The facility generally provides interim financing for eligible loans for up to 180 days at an initial advance rate of 75%, which begins to decline after the 90th day. The facility matures on June 29, 2025 and charges interest at a rate of SOFR, plus a 0.10% credit spread adjustment, plus a spread of 2.25%. With the consent of our lenders, and subject to certain conditions, the commitment of the facility may be increased up to $500.0 million. As of September 30, 2023, the outstanding balance of the facility is $0.

Financial Covenants

Our financing agreements generally contain certain financial covenants. For example, our ratio of earnings before interest, taxes, depreciation, and amortization, to interest charges, as defined in the agreements, shall be not less than either 1.4 to 1.0 or 1.5 to 1.0. Further, (i) our tangible net worth, as defined in the agreements, shall not be less than $2.06 billion as of each measurement date plus 75% of proceeds from future equity issuances; (ii) cash liquidity shall not be less than the greater of (x) $50 million or (y) 5% of our recourse indebtedness; and (iii) our indebtedness shall not exceed 77.8% of our total assets. As of September 30, 2023 and December 31, 2022, we are in compliance with all covenants under our financing agreements. The requirements set forth in (i) through (iii) above are based upon the most restrictive financial covenants in place as of the reporting date.

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

The following table summarizes our non-consolidated senior interests and related retained subordinate interests as of September 30, 2023 ($ in thousands):

	Loan Count	Loan Commitment	Unpaid Principal Balance	Carrying Value	Weighted Average Spread (2)	Term to Fully Extended Maturity (in years) (3)
Floating rate non-consolidated senior loans (1)	1	$57,300	$57,300	N/A	+ 4.46%	0.8
Retained floating rate subordinate loans	1	$30,200	$30,200	$30,294	+ 12.86%	0.8
Fixed rate non-consolidated senior loans	1	$830,000	$830,000	N/A	3.47%	3.3
Retained fixed rate subordinate loans	1	$125,000	$125,000	$124,802	8.50%	3.3

(1)
Our non-consolidated senior interest is indexed to SOFR, which was 5.32% at September 30, 2023.
(2)
Weighted average is based on unpaid principal balance.
(3)
Term to fully extended maturity is determined based on the maximum maturity of each of the corresponding loans, assuming all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.

Floating and Fixed Rate Portfolio

Our business model seeks to minimize our exposure to changing interest rates by originating floating rate loans and financing them with floating rate liabilities. Further, we seek to match the benchmark index in the floating rate loans we originate with the benchmark index used in the related floating rate financings. Generally, we use SOFR as the benchmark index in both our floating rate loans and floating rate financings. As of September 30, 2023, 98.0% of the unpaid principal balance of our loans were floating rate and indexed to SOFR. The majority of our floating rate loans were financed with floating rate liabilities indexed to SOFR, which resulted in approximately $1.4 billion of net floating rate exposure.

The following table details our net floating rate exposure as of September 30, 2023 ($ in thousands):

Net Floating Rate Exposure(1)
Floating rate assets	$7,044,178
Floating rate liabilities	(5,647,031)
Net floating rate exposure	$1,397,147

(1)
SOFR as of September 30, 2023 was 5.32%.

The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated using short-term repurchase agreements backed by Treasury securities, as its preferred alternative rate for LIBOR. As of September 30, 2023, all of our floating rate loans and financing arrangements were indexed to SOFR.

On our debt related to real estate owned, we have an interest rate cap with a notional amount of $290.0 million, a strike rate of 3.00%, and a maturity date of February 15, 2024. The interest rate cap effectively limits the maximum interest rate of our debt related to real estate owned to 5.83%. We have not employed other interest rate derivatives (interest rate swaps, caps, collars or floors) to hedge our asset or liability portfolio, but we may do so in the future.

Results of Operations – Three Months Ended September 30, 2023 and June 30, 2023

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

Operating Results

The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2023, and June 30, 2023 ($ in thousands, except per share data):

	Three Months Ended
	September 30, 2023	June 30, 2023	$ Change
Revenue
Interest and related income	$182,044	$180,735	$1,309
Less: interest and related expense	123,611	119,676	3,935
Net interest income	58,433	61,059	(2,626)
Revenue from real estate owned	22,120	19,866	2,254
Total net revenue	80,553	80,925	(372)
Expenses
Management fees - affiliate	9,541	9,641	(100)
General and administrative expenses	3,565	4,492	(927)
Stock-based compensation expense	4,369	4,395	(26)
Real estate owned:
Operating expenses	13,706	11,269	2,437
Interest expense	6,137	5,865	272
Depreciation and amortization	2,558	2,092	466
Total expenses	39,876	37,754	2,122
Gain on sale of loan	575	-	575
Proceeds from interest rate cap	1,691	1,495	196
Unrealized loss on interest rate cap	(1,659)	(259)	(1,400)
Loss from equity method investment	(33)	(895)	862
Gain on extinguishment of debt	-	2,217	(2,217)
Provision for current expected credit loss reserve	(110,198)	(41,476)	(68,722)
Net (loss) income	$(68,947)	$4,253	$(73,200)
Net (loss) income per share of common stock:
Basic and diluted	$(0.50)	$0.02	$(0.52)

Comparison of the three months ended September 30, 2023 and June 30, 2023

Revenue

Revenue decreased $0.4 million during the three months ended September 30, 2023, compared to the three months ended June 30, 2023. The decrease is primarily due to an increase in interest expense of $3.9 million, as a result of increases in SOFR over the three months ended September 30, 2023 and higher average financing balances compared to the prior quarter. The decrease was partially offset by an increase in revenue from real estate owned of $2.3 million primarily due to $1.3 million of revenue generated from the mixed-use property we acquired legal title to on June 30, 2023, and a $1.0 million increase in revenue recognized at the hotel portfolio due to higher occupancy, ADR, and RevPAR levels over the comparative period, as well as an increase in interest income of $1.3 million primarily as a result of SOFR increases over the three months ended September 30, 2023, and accelerated fee revenue recognized upon repayments of loans, partially offset by lower average outstanding loan balances compared to the prior quarter.

Expenses

Expenses are primarily comprised of base management fees payable to our Manager, general and administrative expenses, stock-based compensation expense, operating expenses from real estate owned, interest expense from debt related to real estate owned, and depreciation and amortization on real estate owned and related in-place and other lease values. Expenses increased by $2.1 million during the three months ended September 30, 2023, as compared to the three months ended June 30, 2023, primarily due to:

(i)
an increase in operating expenses from real estate owned of $2.4 million during the comparative period, due to expenses incurred at the mixed-use property we acquired legal title to on June 30, 2023, and increased variable operating expenses in connection with higher occupancy levels at the hotel portfolio;
(ii)
an increase in depreciation and amortization on real estate owned of $0.5 million primarily as a result of depreciation and amortization of in-place and other lease values at the mixed-use property we acquired title to on June 30, 2023;
(iii)
an increase in interest expense on debt related to real estate owned of $0.3 million primarily as a result of SOFR increases over the comparative period;
(iv)
partially offset by a decrease in general and administrative expenses of $1.0 million primarily as a result of a decrease in non-recurring charges incurred over the comparative period.

Gain on sale of loan

During the three months ended September 30, 2023, we realized a gain on sale of loan totaling $0.6 million. There were no loans sold during the three months ended June 30, 2023.

Proceeds from interest rate cap

Proceeds from interest rate cap increased $0.2 million during the three months ended September 30, 2023, as compared to the three months ended June 30, 2023, due to increased SOFR rates, which continued to be in excess of our interest rate cap's 3% strike rate.

Unrealized loss on interest rate cap

During the three months ended September 30, 2023, we recognized a $1.7 million unrealized loss on interest rate cap, compared to a $0.3 million unrealized loss on interest rate cap during the three months ended June 30, 2023 driven by the decline in remaining term. The fair value of the interest rate cap increases as interest rates increase, decreases as the interest rate cap approaches maturity, and further fluctuates following shifts in the forward curve.

Loss from equity method investment

During the three months ended September 30, 2023, we recognized a loss from our equity method investment of $0.1 million as a result of the net loss recognized by our investee over the three months ended September 30, 2023. During the three months ended June 30, 2023, we recognized a loss from our equity method investment of $0.9 as a result of the loan held by the equity method investee being placed on non-accrual status effective April 1, 2023.

Gain on extinguishment of debt

During the three months ended June 30, 2023, we recognized a gain on extinguishment of debt of $2.2 million, inclusive of $485,000 of unamortized deferred financing costs, as a result of the retirement of $22.0 million of principal of our secured term loan for a price of $19.3 million.

Provision for current expected credit loss reserve

During the three months ended September 30, 2023, we recorded a provision for current expected credit losses of $110.2 million, primarily attributable to a $71.1 million increase in our specific CECL reserves and a $3.2 million increase in general CECL reserves which was primarily attributable to deteriorating macroeconomic conditions, offset by seasoning of and a reduction in the size of our loan portfolio. During the three months ended June 30, 2023, we recorded provision for of current expected credit losses of $41.5 million, primarily attributable a $19.7 million increase in our specific CECL reserves, and a $3.1 million reversal of general CECL reserves which was primarily attributable to seasoning of and a reduction in the size of our loan portfolio.

Results of Operations – Nine Months Ended September 30, 2023 and September 30, 2022

The following table sets forth information regarding our consolidated results of operations for nine months ended September 30, 2023 and 2022 ($ in thousands, except per share data):

	Nine Months Ended
	September 30, 2023	September 30, 2022	$ Change
Revenue
Interest and related income	$526,945	$316,207	$210,738
Less: interest and related expense	349,314	154,436	194,878
Net interest income	177,631	161,771	15,860
Revenue from real estate owned	52,949	41,813	11,136
Total net revenue	230,580	203,584	26,996
Expenses
Management fees - affiliate	28,838	29,594	(756)
Incentive fees - affiliate	1,558	-	1,558
General and administrative expenses	12,982	13,910	(928)
Stock-based compensation expense	12,130	4,030	8,100
Real estate owned:
Operating expenses	34,974	29,682	5,292
Interest expense	17,446	9,206	8,240
Depreciation and amortization	6,708	6,002	706
Total expenses	114,636	92,424	22,212
Gain on sale of loan	575	30,090	(29,515)
Proceeds from interest rate cap	4,369	-	4,369
Unrealized (loss) gain on interest rate cap	(3,321)	5,613	(8,934)
Income from equity method investment	635	929	(294)
Gain on extinguishment of debt	2,217	-	2,217
Provision for current expected credit loss reserve	(148,435)	(12,984)	(135,451)
Net (loss) income	$(28,016)	$134,808	$(162,824)
Net income attributable to non-controlling interests	-	91	(91)
Net (loss) income attributable to common stock	$(28,016)	$134,717	$(162,733)
Net (loss) income per share of common stock:
Basic and diluted	$(0.22)	$0.95	$(1.17)

Comparison of the nine months ended September 30, 2023 and September 30, 2022

Revenue

Revenue increased $27.0 million during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase is primarily due to an increase in net interest income of $15.9 million for the comparative period, which was driven by an increase in interest income of $210.7 million, primarily as a result of an increased loans receivable balance and reference rate increases, partially offset by an increase in interest expense of $194.9 million as a result of increased borrowing levels and reference rate increases. Further, revenue from real estate owned increased $11.1 million compared to the prior period due to higher occupancy, ADR, and RevPAR levels at the hotel portfolio compared to the nine months ended September 30, 2022 and revenue generated from the mixed-use property we acquired legal title to on June 30, 2023.

Expenses

Expenses are primarily comprised of base management fees payable to our Manager, incentive fees payable to our Manager, general and administrative expenses, stock-based compensation expense, operating expenses from real estate owned, interest expense from debt related to real estate owned, and depreciation and amortization on real estate owned and related in-place and other lease values. Expenses increased by $22.2 million, during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to:

(i)
an increase in interest expense on debt related to real estate owned of $8.2 million primarily as a result of reference rate increases over the comparative period;
(ii)
an increase in stock-based compensation of $8.1 million during the comparative period, due to restricted stock units granted in June 2022 being outstanding for the full period in 2023 and additional awards granted in 2023;

(iii)
an increase in operating expenses from real estate owned of $5.3 million during the comparative period, due to increased variable operating expenses in connection with higher occupancy levels at the hotel portfolio during the comparative period and expenses incurred at the mixed-use property we acquired legal title to on June 30, 2023;
(iv)
an increase in incentive fees of $1.6 million as a result of core earnings over the trailing four quarters being in excess of a 7% hurdle as of March 31, 2023;
(v)
partially offset by a decrease in general and administrative expenses of $0.9 million primarily as a result of a decrease in non-recurring charges incurred compared to the comparative period;
(vi)
further offset by a decrease in management fees of $0.8 million as a result of lower stockholders’ equity over the comparative period due to shares repurchased in 2022.

Gain on sale of loan

During the nine months ended September 30, 2022, we realized a gain on sale of loan of $30.1 million compared to a gain on sale of loan of $0.6 million realized during the nine months ended September 30, 2023.

Proceeds from interest rate cap

Proceeds from interest rate cap were $4.4 million higher during the comparative period due to SOFR exceeding our interest rate cap's 3% strike rate during 2023.

Unrealized (loss) gain on interest rate cap

During the nine months ended September 30, 2023, we recognized a $3.3 million unrealized loss on interest rate cap, compared to a $5.6 million unrealized gain on interest rate cap during the nine months ended September 30, 2022. The fair value of the interest rate cap increases as interest rates increase, decreases as the interest rate cap approaches maturity, and further fluctuates following shifts in the forward curve.

Income from equity method investment

During the nine months ended September 30, 2023, we recognized income from equity method investment of $0.6 million compared to $0.9 million recognized during the nine months ended September 30, 2022 as a result of income earned by our investee.

Gain on extinguishment of debt

During the nine months ended September 30, 2023, we recognized a gain on extinguishment of debt of $2.2 million, inclusive of $485,000 of unamortized deferred financing costs, as a result of the retirement of $22.0 million of principal of our secured term loan for a price of $19.3 million.

Provision for current expected credit loss reserve

During the nine months ended September 30, 2023, we recorded a provision for current expected credit losses of $148.4 million, primarily attributable to a $90.7 million increase in our specific CECL reserves, partially offset by a $3.1 million reversal of general CECL reserves which was primarily attributable to seasoning of and a reduction in the size of our loan portfolio. During the nine months ended September 30, 2022, we recorded a provision for current expected credit losses of $13.0 million, primarily attributable to a principal charge off of $11.5 million and an increase in the size of our loan portfolio.

Liquidity and Capital Resources

Capitalization

We have capitalized our business to date primarily through the issuance of shares of our common stock and borrowings under our secured financings and our secured term loan. As of September 30, 2023, we had 138,728,690 shares of our common stock outstanding, representing $2.3 billion of equity and we also had $5.7 billion of outstanding borrowings under our secured financings, our secured term loan, and our debt related to real estate owned. As of September 30, 2023, our secured financings consisted of six repurchase agreements with capacity of $5.1 billion and an outstanding balance of $3.8 billion, a term participation facility with a capacity of $1.0 billion and an outstanding balance of $346.1 million, eight asset-specific financings with capacity of $674.1 million and an outstanding balance of $489.9 million, and an acquisition facility with a capacity of $150.0 million and no outstanding balance. As of September 30, 2023, our secured term loan had an outstanding balance of $727.4 million and our debt related to real estate owned had an outstanding balance of $290.0 million.

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

The following table presents our Net Debt-to-Equity and Total Leverage Ratios as of September 30, 2023 and December 31, 2022 ($ in thousands):

	September 30, 2023	December 31, 2022
Asset specific debt	$4,935,633	$4,927,098
Secured term loan, net	713,276	736,853
Total debt	5,648,909	5,663,951
Less: cash and cash equivalents	(307,367)	(306,456)
Net Debt	$5,341,542	$5,357,495
Total Equity	$2,296,669	$2,456,471
Net Debt-to-Equity Ratio	2.3x	2.2x
Non-consolidated senior loans	887,300	968,302
Total Leverage	$6,228,842	$6,325,797
Total Leverage Ratio	2.7x	2.6x

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents, interest income from our loans, loan repayments, available borrowings under our repurchase agreements, identified borrowing capacity related to our notes payable and loan participations sold, proceeds from the issuance of incremental secured term loan or other corporate debt issuances, and proceeds from the issuance of our common stock. As circumstances warrant, we and our subsidiaries may also issue common equity, preferred equity and/or debt or incur other debt, including term loans, from time to time on an opportunistic basis, dependent upon market conditions and available pricing. The following table sets forth, as of September 30, 2023 and December 31, 2022, our sources of available liquidity ($ in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$307,367	$306,456
Loan principal payments held by servicer(1)	689	-
Approved and undrawn credit capacity	124,457	213,113
Total sources of liquidity	$432,513	$519,569

(1)
Represents loan principal payments held in lockboxes or by our third-party loan servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle, net of the related secured debt balance.

We have $438.0 million unpaid principal balance of unencumbered loans and we have unencumbered real estate owned and net lease intangible assets with a carrying value of $143.6 million at September 30, 2023. Our ability to finance certain of these unencumbered loans, or our real estate owned asset is subject to one or more counterparties' willingness to finance such loans.

Liquidity Needs

In addition to our loan origination and acquisition activity, our primary liquidity needs include future fundings to our borrowers on our unfunded loan commitments, interest and principal payments on outstanding borrowings under our financings, operating expenses and dividend payments to our stockholders necessary to satisfy REIT dividend requirements. Additionally, certain financial covenants in our financing agreements require us to maintain minimum levels of liquidity. We currently maintain, and seek to maintain, cash and liquidity to comply with minimum liquidity requirements under our financings, and we also maintain and seek to maintain excess cash and liquidity to, if necessary, de-lever certain of our secured financings, including our repurchase agreements.

As of September 30, 2023, we had aggregate unfunded loan commitments of $1.3 billion which is comprised of funding for capital expenditures and construction, leasing costs, and interest and carry costs. The timing of these fundings will vary depending on the progress of capital projects, leasing, and cash flows at the properties securing our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan commitments over the remaining maximum term of the related loans, which have a weighted-average future funding period of 3.2 years.

We may from time to time use capital to retire, redeem, or repurchase our equity or debt securities, term loans or other debt instruments through open market purchases, privately negotiated transactions or otherwise. The execution of such repurchases, redemptions or retirements, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and/or other factors.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of September 30, 2023 were as follows ($ in thousands):

	Payment Timing
	Total Obligations	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Unfunded loan commitments(1)	$1,342,435	$903,131	$312,101	$127,203	$-
Secured financings, term loan agreement, and debt re- lated to real estate owned - principal and interest(2)(3)	6,734,606	1,570,429	3,699,470	1,464,707	-
Total	$8,077,041	$2,473,560	$4,011,571	$1,591,910	$-

(1)
The estimated allocation of our unfunded loan commitments is based on the earlier of our expected funding date and the commitment expiration date. As of September 30, 2023, we have $642.6 million of expected or in-place financings to fund our remaining commitments, excluding $124.5 million of approved and undrawn credit capacity.
(2)
The allocation of our secured financings and term loan agreement is based on the earlier of the fully extended maturity date (assuming conditions to extend are met) of each individual borrowing or the maximum maturity date under the respective agreement, and assumes five loans with aggregate borrowings outstanding of $259.1 million that are in maturity default have a contractual obligation to pay in less than one year.
(3)
Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured financing agreements and SOFR in effect as of September 30, 2023, will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates will vary over time. Our floating rate loans and related liabilities are indexed to SOFR. Totals exclude non-consolidated senior interests.

We are required to pay our Manager, in cash, a base management fee and incentive fees (to the extent earned) on a quarterly basis in arrears. The tables above do not include the amounts payable to our Manager under the Management Agreement as they are not fixed and determinable.

Loans Receivable Maturities

The following table summarizes the future scheduled repayments of principal based on fully extended maturity dates for our loans receivable portfolio as of September 30, 2023 ($ in thousands):

Year	Unpaid Principal Balance(1)	Loan Commitment(1)
2023	$270,000	$270,000
2024	971,375	1,010,202
2025	771,268	802,797
2026	1,871,930	2,411,374
2027	2,722,644	3,444,175
Thereafter	316,955	328,059
Total	$6,924,172	$8,266,607

(1)
Excludes $261.8 million in principal balance and $261.8 million of commitments of loans which are currently in maturity default and do not have any extension options remaining.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash for the nine months ended September 30, 2023 and 2022, respectively ($ in thousands):

	Nine Months Ended
	September 30, 2023	September 30, 2022
Net cash flows provided by operating activities	$83,835	$91,004
Net cash flows provided by (used in) investing activities	92,471	(650,877)
Net cash flows (used in) provided by financing activities	(193,915)	488,403
Net decrease in cash, cash equivalents, and restricted cash	$(17,609)	$(71,470)

We experienced a net decrease in cash and cash equivalents and restricted cash of $17.6 million during the nine months ended September 30, 2023, compared to a net decrease of $71.5 million during the nine months ended September 30, 2022.

During the nine months ended September 30, 2023, we made initial fundings of $101.1 million of new loans and $510.9 million of advances on existing loans and made repayments on financings arrangements of $757.1 million. We received $723.9 million of net proceeds from borrowings under our financing arrangements and received $523.3 million from loan repayments.

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our REIT taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of September 30, 2023, we were in compliance with all REIT requirements.

Refer to Note 13 to our consolidated financial statements for additional information about our income taxes.

Off-Balance Sheet Arrangements

As of September 30, 2023, we had no off-balance sheet arrangements aside from those discussed in Note 3 - Loans Portfolio, Note 4 - Equity Method Investment, and Note 14 - Commitments and Contingencies.

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

To estimate an annual historical loss rate, we obtained historical loss rate data for loans most comparable to our loan portfolio from a commercial mortgage-backed securities database licensed by a third party, Trepp, LLC, which contains historical loss data from January 1, 1999 through September 30, 2023.

When evaluating the current and future macroeconomic environment, we consider the aforementioned macroeconomic factors. Historical data for each metric is compared to historical commercial real estate loan losses in order to determine the relationship between the two variables. We use projections of each macroeconomic factor, obtained from a third party, to approximate the impact the macroeconomic outlook may have on our loss rate. Selections of these economic forecasts require judgement about future events that, while based on the information available to us as of the balance sheet date, are ultimately unknowable with certainty, and the actual economic conditions could vary significantly from the estimates we made. Following a reasonable and supportable forecast period, we use a straight-line method of reverting to the historical loss rate. Additionally, we assess the obligation to extend credit through our unfunded loan commitments over each loan’s contractual period, adjusted for projected fundings from interest reserves, if applicable, which is considered in the estimate of the general CECL reserve. For both the funded and unfunded portions of our loans, we consider our internal risk rating of each loan as the primary credit quality indicator underlying our assessment.

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

Real estate owned, net

We may assume legal title or physical possession of the underlying collateral property of a defaulted loan through foreclosure, a deed-in-lieu of foreclosure, or an assignment-in-lieu of foreclosure. If we intend to hold, operate or develop the property for a period of at least 12 months, the asset is classified as real estate owned, net. If we intend to market the property for sale in the near subsequent term, the asset is classified as real estate held for sale. Real estate owned is initially recorded at estimated fair value and is subsequently presented net of accumulated depreciation. Depreciation is computed using a straight-line method over estimated useful lives ranging from 5 to 40 years and is recognized in depreciation and amortization expense on our consolidated statement of operations.

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

Assets acquired and liabilities assumed generally may include land, building, building improvements, tenant improvements, furniture, fixtures and equipment, mortgages payable, and identified intangible assets and liabilities, which generally consists of above or below market lease values, in-place lease values, and other lease-related values. In estimating fair values for allocating the purchase price of our real estate owned, we may utilize various methods, including a market approach, which considers recent sales of similar properties, adjusted for differences in location and state of the physical asset, or a replacement cost approach, which considers the composition of physical assets acquired, adjusted based on industry standard information and the remaining useful life of the acquired property. In estimating fair values of intangible assets acquired or liabilities assumed, we consider the estimated cost of leasing our real estate owned assuming the property was vacant, the value of the current lease agreements relative to market-rate leases, and the estimation of total lease-up time including lost rents. In-place, above market, and other lease values, net are included within other assets on our consolidated balance sheets. Below market lease values, net, are included within other liabilities on our consolidated balance sheets. Amortization of in-place and other lease values is recognized in depreciation and amortization expense on our consolidated statement of operations. Amortization of above and below market lease values is recognized in revenue from real estate owned on our consolidated statement of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

In early 2022, the Federal Reserve began a campaign to combat inflation by increasing interest rates. By the end of 2022, the Federal Reserve had raised interest rates by a total of 4.25%. During the nine months ended September 30, 2023, the Federal Reserve raised rates another 1.00% and signaled the potential for further increases in coming quarters to the extent necessary to tame inflation. Higher interest rates imposed by the Federal Reserve may continue to increase our interest expense, negatively impact the ability of our borrowers to service their debt, and reduce the value of the CRE collateral underlying our loans.

Rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income.

The following table illustrates as of September 30, 2023 the impact on our interest income and interest expense for the twelve-month period following September 30, 2023 assuming a decrease in SOFR of 50 and 100 basis points and an increase in SOFR of 50 and 100 basis points in the applicable interest rate benchmark (based on SOFR of 5.32% as of September 30, 2023) ($ in thousands):

Net Floating		Decrease		Increase
Rate Exposure	Change in	100 Basis Points	50 Basis Points	50 Basis Points	100 Basis Points
$1,397,147	Net interest income	$(11,873)	$(5,937)	$5,937	$11,873
	Net interest income per share	$(0.08)	$(0.04)	$0.04	$0.08

Risks related to fluctuations in cash flows and asset values associated with movements in interest rates may also contribute to the risk of nonperformance on floating rate assets. In the case of a significant increase in interest rates, the cash flows of the collateral real estate assets to our loans may be insufficient to pay debt service due, which may contribute to nonperformance of, or in severe cases default on, our loans. We seek to manage this risk by, among other things, generally requiring our borrowers to acquire interest rate caps from an unaffiliated third-party.

Credit Risk

Our loans and other investments are also subject to credit risk, including the risk of default. In particular, changes in general economic conditions, including interest rates, will affect the creditworthiness of borrowers and/or the value of underlying real estate collateral relating to our investments. By its very nature, our investment strategy emphasizes prudent risk management and capital preservation by primarily originating senior loans utilizing underwriting techniques requiring relatively conservative loan-to-value ratio levels to insulate us from loan losses absent a significant diminution in collateral value. In addition, we seek to manage credit risk by performing extensive due diligence on our collateral, borrower and guarantors, as applicable, evaluating, among other things, title, environmental and physical condition of collateral, comparable sales and leasing analysis of similar collateral, the quality of and alternative uses for the real estate collateral being underwritten, submarket trends, our borrower’s track record and the reasonableness of the borrower’s projections prior to originating a loan. Subsequent to origination, we also manage credit risk by proactively monitoring our investments and, whenever possible, limiting our own leverage to partial recourse or non-recourse, match-funding financing. Notwithstanding these efforts, there can be no assurance that we will be able to avoid losses in all circumstances. The performance and value of our loans and investments depend upon the borrower’s ability to improve and operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, our Sponsor’s asset management team monitors the performance of our loan portfolio and our Sponsor’s asset management and origination teams maintain regular contact with borrowers, co-lenders and local market experts to monitor the performance of the underlying loan collateral, anticipate borrower, property and market issues and, to the extent necessary or appropriate, enforce our rights as the lender.

In addition, we are exposed to the risks generally associated with the CRE market, including variances in occupancy rates, capitalization rates, absorption rates and other macroeconomic factors (including interest rates) beyond our control. We seek to manage these risks through our underwriting, loan structuring, financing structuring, and asset management processes.

In the event that we are forced to foreclose, our broader Sponsor platform includes professionals experienced in CRE development, ownership, property management, and asset management which enables us to execute the workout of a troubled loan and protect investors’ capital in a way that we believe many non-traditional lenders cannot.

Capital Markets Risks

We are exposed to risks related to the equity and debt capital markets which impact our related ability to raise capital through the issuance of our common stock or other debt or equity-related instruments. As a REIT, we are required to distribute a significant portion of our REIT taxable income annually, which constrains our ability to retain and accumulate operating earnings and therefore requires us to utilize debt or equity capital to finance the growth of our business. We seek to mitigate these risks by constantly monitoring the debt and equity capital markets, the maturity profile of our in-place loan portfolio and financings, and future funding requirements on our loan portfolio to inform our decisions on the amount, timing, and terms of any capital we may raise.

Each of our repurchase agreements contain “margin maintenance” provisions, which allow the lender to require the delivery of cash or other assets to reduce the financing amount against loans that have been deemed to have experienced a diminution in value. A substantial deterioration in the commercial real estate capital markets may negatively impact the value of assets financed with lenders that have margin maintenance provisions in their facilities. Certain of our repurchase agreements permit valuation adjustments solely as a result of collateral-specific credit events, while other repurchase agreements contain provisions also allowing our lenders to make margin calls upon the occurrence of adverse changes in the capital markets or as a result of interest rate or spread fluctuations, subject to minimum thresholds, among other factors. As of September 30, 2023, we have not received any margin calls under any of our repurchase agreements.

During 2023, there was significant volatility in the banking sector resulting from several bank failures. While we neither maintained nor maintain any accounts at these failed banks, substantially all of our cash and cash equivalents currently on deposit with major financial institutions exceed insured limits. Such deposits are redeemable upon demand and are maintained with financial institutions with strong credit profiles and we therefore believe bear minimal risk. Further, we do not and have not had any financing relationships with any of the banks that have recently failed, and thus none of our future fundings are subject to the risk that one of the failed banks will not fund.

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

Repayment / Extension Risk

Loans are expected to be repaid at maturity, unless the borrower repays early or meets contractual conditions to qualify for a maturity extension. However, in the case of a loan maturity extension, we are often entitled to extension fees, principal paydowns and/or spread increases. Our Manager computes the projected weighted average life of our assets based on the initial and fully extended scheduled maturity dates of loans in our portfolio. Higher interest rates imposed by the Federal Reserve may lead to an increase in the number of our borrowers who exercise or request additional extension options. The granting of these extensions may cause a loan’s term to extend beyond the term of its related secured financing. Higher interest rates may also increase the number of our borrowers who may default because, among other things, they may not be able to find replacement financing for our loan. This could have a negative impact on our results of operations, and in some situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

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

The nature of our loans and other investments also exposes us to the risk that our borrowers are unable to execute their business plans, and as a result do not make required interest and principal payments on scheduled due dates, as well as the impact of our borrowers’ tenants not making scheduled rent payments when contractually due. We seek to manage this risk through a comprehensive credit analysis prior to making an investment and rigorous monitoring of our borrowers’ progress in executing their business plans as well as market conditions that may affect the underlying collateral, through our asset management process. Each loan is structured with various lender protections that are designed to prevent fraudulent behavior and other bad acts by borrowers, as well as require borrowers to adhere to their stated business plans while the loan is outstanding. Such protections may include, without limitation: cash management accounts, “bad boy” carveout guarantees, completion guarantees, guarantor minimum net worth and liquidity requirements, approval rights over major decisions, and performance tests throughout the loan term.

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

Real Estate Risk

The market values of loans secured directly or indirectly by CRE assets are subject to volatility and may be adversely affected by a number of factors, including, but not limited to, the interest rate environment; persistent inflation; increases in remote work trends; COVID-19 pandemic; national, regional, local and foreign economic conditions (which may be adversely affected by industry slowdowns and other factors); changes in social conditions; regional or local real estate conditions; geopolitical volatility, changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; changes to building or similar codes and regulatory requirements (such as rent control); and changes in real property tax rates. In addition, decreases in property values reduce the value of the loan collateral and the potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses. We seek to manage these risks through our underwriting, loan structuring, financing structuring and asset management processes.

Financing Risk

We finance our business through a variety of means, including the syndication of non-consolidated senior interests, notes payable, borrowings under our repurchase and participation facilities, the syndication of pari passu portions of our loans, the syndication of senior participations in our originated senior loans, and our secured term loan. Over time, as market conditions change, we may use other forms of financing in addition to these methods of financing. Weakness or volatility in the debt capital markets, the CRE and mortgage markets, changes in regulatory requirements, and the economy generally, in particular as a result of the COVID-19 pandemic, geopolitical volatility, and recent rapid increase in interest rates and the resulting market disruptions therefrom could adversely affect one or more of our lenders or potential lenders and could cause one or more of our lenders or potential lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing or otherwise offer unattractive terms for that financing. In addition, we may seek to finance our business through the issuance of our common stock or other equity or equity-related instruments, though there is no assurance that such financing will be available on a timely basis with attractive terms, or at all.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As of September 30, 2023, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2023, we were not involved in any material legal proceedings. Refer to Note 14 to our consolidated financial statements for information on our commitments and contingencies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)
None.
(b)
None.
(c)
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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

10.1*	Second Amendment to Amended and Restated Guarantee Agreement, dated as of August 24, 2023, by and between the Company and Goldman Sachs Bank USA.

10.2*

Extension Option Acknowledgement Letter, dated as of September 29, 2023, regarding that certain Master Repurchase and Securities Contract, dated as of September 29, 2021, by and between CMTG WF Finance LLC and Wells Fargo Bank, National Association, as amended, and that certain Guarantee Agreement made by the Company in favor of Wells Fargo Bank, National Association, dated as of September 29, 2021, by and among the Company, CMTG WF Finance LLC, and Wells Fargo Bank, National Association.

10.3*	Second Amendment to Guaranty, dated as of October 5, 2023, by and between the Company and Morgan Stanley Bank, N.A.

10.4

Amendment No. 4 to Amended and Restated Master Repurchase Agreement and Amendment No. 2 to Guarantee Agreement, dated as of July 28, 2023, by and among the Company, CMTG JP Finance LLC and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, dated August 1, 2023, filed by the Company, Commission File No. 001-40993).

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

Claros Mortgage Trust, Inc.

Date: October 31, 2023	By:	/s/ Richard J. Mack
Richard J. Mack
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: October 31, 2023	By:	/s/ Jai Agarwal
Jai Agarwal
Chief Financial Officer (Principal Financial and Accounting Officer)