Form 10-K
period 2023-12-31
Claros Mortgage Trust, Inc.
filed 2024-02-20
CIK 1666291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $890 million based on the closing sales price of the Registrant’s common stock on such date as reported on the New York Stock Exchange. For purposes of this computation, all officers, directors and 10% beneficial owners of the Registrant’s common stock of which the Registrant is aware are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the Registrant.

The number of shares of Registrant’s Common Stock outstanding as of February 16, 2024 was 138,745,357.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A relating to the registrant’s 2024 Annual Meeting of Stockholders will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC no later than 120 days after the registrant’s fiscal year end.

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
•
our projected operating results;
•
defaults by borrowers in paying debt service on outstanding loans;
•
the timing of cash flows, if any, from our investments;
•
the state of the U.S. and global economy generally or in specific geographic regions;
•
reduced demand for office, multifamily or retail space, including as a result of the increase in remote and/or hybrid work trends which allow work from remote locations other than the employer’s office premises;
•
governmental actions and initiatives and changes to government policies;
•
the amount of commercial mortgage loans requiring refinancing;
•
our ability to obtain and maintain financing arrangements on attractive terms, or at all;
•
our ability to maintain compliance with covenants under our financing arrangements;
•
current and prospective financing costs and advance rates for our target assets;
•
our expected leverage;
•
general volatility of the capital markets and the markets in which we may invest;
•
the impact of a protracted decline in the liquidity of capital markets on our business;
•
the state of the regional, national, and global banking systems;
•
the uncertainty surrounding the strength of the national and global economies;
•
the return on or impact of current and future investments, including our loan portfolio and real estate owned investments;
•
allocation of investment opportunities to us by our Manager and our Sponsor;
•
changes in the market value of our investments;
•
effects of hedging instruments on our target assets;
•
rates of default, decreased recovery rates, and/or increased loss severity rates on our target assets and related impairment charges, including as it relates to our real estate owned investments;
•
the degree to which our hedging strategies may or may not protect us from interest rate volatility;
•
changes in governmental regulations, tax law and rates, and similar matters (including interpretation thereof);

•
our ability to maintain our qualification as a real estate investment trust (“REIT”);
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
•
geopolitical or economic conditions or uncertainty, which may include military conflicts and activities (including the military conflicts between Russia and Ukraine, Israel and Hamas, and elsewhere throughout the Middle East and North Africa more broadly), tensions involving Russia, China, and Iran, political instability, social unrest, civil disturbances, terrorism, natural disasters and pandemics; and
•
market trends in our industry, interest rates, real estate values, the debt markets generally, the CRE debt market or the general economy.

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

SUMMARY OF MATERIAL RISKS

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth under Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. Such risks and uncertainties include, but are not limited to, the following:

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
•
Difficult conditions in the commercial mortgage and real estate market, the capital markets and the economy generally, as a result of recent and drastic increases in interest rates, recent inflationary pressures and other factors, could make it difficult for our borrowers to satisfy their repayment obligations and may materially and adversely affect us.
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
•
In the event of borrower distress or a default, we may lack the liquidity necessary to protect our investment or avoid a corresponding default on any obligations we may have related to our own financing.
•
We may be unable to maintain or refinance debt incurred to finance our loans, thereby increasing the amount of equity capital risk we bear with respect to particular loans or preventing us from deploying our equity capital in the optimal manner.

•
As a result of our real estate owned investments, we are subject to the risks commonly associated with real estate owned holdings, including risks related to ownership of a hotel portfolio and a mixed-use property in New York, NY which differ from the risks associated with lending.
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
•
We depend or may depend on bank credit agreements and facilities, repurchase agreements and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction- or asset-specific financing arrangements and other sources of financing to execute our business plan, and our inability to maintain or access financing on favorable terms could have a material adverse effect on us.
•
Our secured term loan, debt related to real estate owned, current financing facilities, derivative instruments, and secured loans impose, and additional lending facilities may impose, financial and other covenants that restrict our operational flexibility, which could materially and adversely affect us.
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
•
Changes in laws or regulations governing our operations or those of our competitors, banks or other of our capital providers, or changes in the interpretation thereof, or newly enacted laws or regulations, could result in increased competition for our target assets or reduced access to capital, require changes to our business practices and collectively could adversely impact our revenues and impose additional costs on us, which could materially and adversely affect us.
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

PART I

Item 1. Business.

Our Company

We are a CRE finance company focused primarily on originating senior and subordinate loans on transitional CRE assets located in major U.S. markets, including mortgage loans secured by a first priority or subordinate mortgage on transitional CRE assets, and subordinate loans including mezzanine loans secured by a pledge of equity ownership interests in the direct or indirect property owner rather than directly in the underlying commercial properties. These loans are subordinate to a mortgage loan but senior to the property owner’s equity ownership interests. Transitional CRE assets are properties that require repositioning, renovation, rehabilitation, leasing, development or redevelopment or other value-added elements in order to maximize value. We believe our Sponsor’s real estate development, ownership and operations experience, and infrastructure differentiates us in lending on these transitional CRE assets. Our objective is to be a premier provider of debt capital for transitional CRE assets and, in doing so, to generate attractive risk-adjusted returns for our stockholders over time, primarily through dividends. We strive to create a diversified investment portfolio of CRE loans that we generally intend to hold to maturity. We focus primarily on originating loans ranging from $50 million to $300 million on transitional CRE assets located in major U.S. markets with attractive fundamental characteristics supported by macroeconomic tailwinds.

Our loan origination and repayment volume may fluctuate based on market conditions or other conditions inherent in our portfolio. As such, we may modify our investment strategy from time to time by shifting focus to optimizing outcomes within our existing portfolio, which may include actions such as selling a loan or syndicating a portion of a loan, and working with our borrowers to enhance the value of underlying properties that constitute our collateral.

We were organized as a Maryland corporation on April 29, 2015 and commenced operations on August 25, 2015, and our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol “CMTG.” We have elected and believe we have qualified to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015. We are externally managed and advised by our Manager, an investment adviser registered with the Securities and Exchange Commission (“SEC”) pursuant to the Investment Advisers Act of 1940, as amended, (the “Advisers Act”). We operate our business in a manner that permits us to maintain our exclusion from registration under the Investment Company Act of 1940, as amended (the “1940 Act”).

Our principal executive offices are located at c/o Mack Real Estate Credit Strategies, L.P., 60 Columbus Circle, 20th Floor, New York, NY 10023. Our website is www.clarosmortgage.com. The information found on, or otherwise accessible through, our website is not incorporated by reference into, nor does it form a part of, this Annual Report on Form 10-K.

Our Manager and Our Sponsor

We are externally managed by our Manager, an affiliate of MRECS, which was founded in 2014 to focus on CRE credit investments as a core business affiliated with the broader MREG platform. Our Sponsor owns, develops, invests in and manages real estate equity, debt and securities on behalf of third‑party institutional and high net worth investors, and the members of our Sponsor’s senior management team have, on average, more than 25 years of real estate and finance experience. We leverage our Sponsor’s platform to originate, underwrite, structure and asset manage a portfolio of loans that align with our differentiated investment strategy. In particular, we believe that MREG’s experience and infrastructure in the areas of real estate ownership, development and property management strengthens our ability to lend on transitional CRE assets which involve a level of borrower execution risk that traditional lenders and other debt market participants without our expertise may be unable or unwilling to adequately underwrite.

In performing its duties to us, our Manager benefits from the resources, relationships, and fundamental real estate underwriting and management expertise of our Sponsor’s broad group of real estate professionals. Our Manager is led by Richard Mack, Michael McGillis, Kevin Cullinan, Priyanka Garg, and J.D. Siegel. Pursuant to a management agreement between our Manager and us (the “Management Agreement”), our Manager is responsible for executing our loan origination, capital markets, portfolio management, asset management and monitoring activities and managing our day‑to‑day operations. To perform its role in a flexible and efficient manner, our Manager leverages professionals employed by our Sponsor whose services are made available to our Manager and, in turn, to us. We believe our Manager benefits from access to individuals with extensive experience in identifying, analyzing, acquiring, developing, constructing, financing, hedging, managing and operating real estate investments across investment cycles, geographies, property types, investment types and strategies, including debt and equity interests, controlling and non-controlling interests in investments, corporate and securities investments (including commercial mortgage-backed securities (“CMBS”)) and a variety of joint ventures. We believe that this experience of our Sponsor and its affiliates enables our Manager to underwrite, originate and manage loans that facilitate the successful transition of CRE assets, with an appropriate level of execution risk and, in its judgment, relatively limited basis risk. Neither we nor our Manager employs personnel directly. In performing its duties to us, our Manager is at all times subject to the supervision, direction and management of our board of directors.

Our Investment Strategy

We seek primarily to originate, co-originate and acquire senior and subordinate loans on transitional CRE assets located in major U.S. markets and generally intend to hold our loans to maturity. In addition to our primary focus on major U.S. markets, we also seek to originate senior and subordinate loans on transitional CRE assets located in other markets that we believe demonstrate favorable demographic trends as a result of, among other factors, de‑urbanization, migration to states with lower tax rates, and perceived higher quality of life. We believe that our investment strategy currently provides significant opportunities for us to generate attractive risk‑adjusted returns over time for our stockholders. However, to capitalize on the investment opportunities at different points in the economic and real estate investment cycle, we may modify or expand our investment strategy. We believe that the flexibility of our strategy supported by our Sponsor’s significant CRE experience and its extensive resources will allow us to take advantage of changing market conditions to maximize total returns for our stockholders.

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

Senior Loans: We focus primarily on originating senior loans on transitional CRE assets, including:

Mortgage Loans. Mortgage loans secured by a first priority or subordinate mortgage on transitional CRE assets. These loans are generally non-amortizing, require a balloon payment of principal at maturity, and are typically structured to be floating rate. In some cases, there may be earlier pay downs of loans, including as a result of partial releases of collateral upon the occurrence of specified events, such as the sale of condominium units. Some of our loan commitments include a mixture of up‑front and future funding obligations, with future fundings subject to the borrower achieving conditions precedent specified in the loan documents, such as meeting certain construction milestones and/or leasing thresholds.

Participations in Mortgage Loans. Participations in the mortgage loans we co‑originate or acquire, for which other participations have been or are expected to be syndicated to other investors.

Subordinate Loans: We also invest in mezzanine loans, which are primarily originated or co‑originated by us and are usually secured by a pledge of equity ownership interests in the direct or indirect property owner rather than directly by the underlying commercial properties. These loans are subordinate to a mortgage loan but senior to the property owner’s equity ownership interests and may be tranched into senior and junior mezzanine loans. Rights under these loans are generally governed by intercreditor agreements which typically include the right to cure defaults under the senior loans. Subordinate loans may also include subordinated mortgage interests, which are mortgage loan interests that are subordinate to senior mortgage loans but senior to the property owner’s equity interests.

The allocation of our capital among our target assets will depend on prevailing market conditions at the time we invest and may change over time in response to changes in prevailing market conditions, including with respect to interest rates and general economic and capital market conditions as well as local economic conditions in markets where we are active. In addition, in the future we may invest in assets other than our target assets, in each case subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exclusion from registration under the 1940 Act.

Our Portfolio

We began operations in August 2015 and, as of December 31, 2023, had a $6.9 billion diversified loan portfolio, based on carrying value, of senior and subordinate loans. We believe our current loan portfolio, comprised of loans that we view as representative of our target assets and investment philosophy, validates our ability to execute on our investment strategy, including lending to experienced and well‑capitalized sponsors against high‑quality transitional CRE assets primarily in major U.S. markets with attractive fundamental characteristics supported by macroeconomic tailwinds.

The below table summarizes our loans receivable held-for-investment as of December 31, 2023 ($ in thousands):

					Weighted Average(3)
	Number of Loans	Loan Commitment(1)	Unpaid Principal Balance	Carrying Value (2)	Yield to Maturity(4)	Term to Initial Maturity (in years)	Term to Fully Extended Maturity (in years)(5)	LTV(6)
Senior and subordinate loans	65	$8,121,436	$7,044,524	$6,947,796	9.1%	1.2	2.6	69.2%

(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Net of specific CECL reserve of $72.6 million.
(3)
Weighted averages are based on unpaid principal balance.
(4)
Represents the weighted average annualized yield to initial maturity of each loan, inclusive of coupon, and fees received, based on the applicable floating benchmark rate/floors (if applicable), in place as of December 31, 2023. For loans placed on non-accrual, the annualized yield to initial maturity used in calculating the weighted average annualized yield to initial maturity is 0%.
(5)
Fully extended maturity assumes all extension options are exercised by the borrower upon satisfaction of the applicable conditions.
(6)
LTV represents “loan-to-value” or “loan-to-cost,” which is calculated as our total loan commitment from time to time, as if fully funded, plus any financings that are pari passu with or senior to our loan, divided by our estimate of either (1) the value of the underlying real estate, determined in accordance with our underwriting process (typically consistent with, if not less than, the value set forth in a third-party appraisal) or (2) the borrower’s projected, fully funded cost basis in the asset, in each case as we deem appropriate for the relevant loan and other loans with similar characteristics. Underwritten values and projected costs should not be assumed to reflect our judgment of current market values or project costs, which may have changed materially since the date of origination. LTV is updated only in connection with a partial loan paydown and/or release of collateral, material changes to expected project costs, the receipt of a new appraisal (typically in connection with financing or refinancing activity) or a change in our loan commitment. Totals represent weighted average based on loan commitment, including non-consolidated senior interests and pari passu interests. Loans with specific CECL reserves are reflected as 100% LTV.

On February 8, 2021, we acquired legal title to a portfolio of seven limited service hotels located in New York, NY through a foreclosure. Prior to the foreclosure, the hotel portfolio represented the collateral for a mezzanine loan held by us with an unpaid principal balance of $103.9 million and a securitized senior mortgage with an unpaid principal balance of $300.0 million held by third parties. Upon foreclosure, we assumed the securitized senior mortgage, which is non-recourse to us. On June 2, 2021, the terms of the securitized senior mortgage were modified to include an extension of the maturity date to February 9, 2024 and a principal repayment of $10.0 million. At December 31, 2023, the outstanding balance of our debt related to real estate owned was $290.0 million. On February 7, 2024, we modified this loan agreement to provide for, among other things, an extension of the contractual maturity date to November 9, 2024, a $10.0 million principal paydown, and partial recourse to us. Concurrent with this modification, we purchased an interest rate cap for $0.5 million which provides for a strike rate of 5.00% through the extended contractual maturity date.

On June 30, 2023, we acquired legal title to a mixed-use property located in New York, NY and the equity interests therein through an assignment-in-lieu of foreclosure. The mixed-use property contains office, retail and signage components. Prior to the assignment-in-lieu of foreclosure, the mixed-use property and a pledge of equity interests therein represented the collateral for a senior loan with an unpaid principal balance of $208.8 million.

Our loans receivable held-for-sale as of December 31, 2023 were comprised of the following loans ($ in thousands):

Property Type	Location	Loan Commitment	Unpaid Principal Balance	Carrying Value Before Principal Charge-Off	Principal Charge-Off	Held-For-Sale Carrying Value
For Sale Condo	FL	$160,000	$158,180	$157,346	$-	$157,346
Multifamily	FL	77,115	76,580	76,275	-	76,275
Mixed-Use	FL	141,791	36,773	35,556	(7,468)	28,088
Total		$378,906	$271,533	$269,177	$(7,468)	$261,709

In January of 2024, we sold these three senior loans to an unaffiliated purchaser. The principal charge-off follows the recognition of an incremental specific CECL reserve in the same amount and is allocated and attributable to the construction status of one loan’s collateral asset and such loan’s $105.0 million of remaining unfunded commitments. As of September 30, 2023, the loans were ascribed loan risk ratings ranging from 2 to 3. As of December 31, 2023, we determined that these loans met the held-for-sale criteria and were not considered in determining our general CECL reserve.

Neither the loans receivable classified as held-for-sale nor the real estate owned properties discussed above are included in the summary of our loan portfolio table above.

The following charts illustrate the diversification of our loan portfolio based on location and underlying property type, excluding our real estate owned investments, as of December 31, 2023, based on carrying value:

For additional information about our loan portfolio, refer to Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – II. Our Portfolio” in this Annual Report on Form 10-K.

Our Financing Strategy

We use diverse financing sources as part of a disciplined financing strategy. To date, we have financed our business through a combination of common stock issuances, repurchase agreements, a term participation facility, asset-specific financings, debt related to real estate owned, and a secured term loan. The amount and type of leverage we may employ for particular loans will depend on our Manager’s assessment of such loan’s characteristics, including the level of in-place, if any, and projected stabilized operating cash flow, credit quality, liquidity, price volatility and other risks of the underlying collateral as well as the availability and attractiveness of particular types of financing at the relevant time. We seek to minimize the risks associated with recourse borrowings and generally seek to fund our loans on a term and benchmark index matched basis which seeks to minimize the differences between the durations and indices of our loans and those of the related financings, respectively, including in certain cases the potential use of derivatives. However, under certain circumstances, we may determine not to do so or we may otherwise be unable to do so. We also seek to diversify our financing counterparties. During 2023 and in cooperation with our various financing counterparties, we proactively de-levered specific assets and may continue to do so on an as-needed basis.

As of December 31, 2023, we had $5.7 billion of capacity under our repurchase agreements and term participation facility, of which $4.3 billion was outstanding. We currently have master repurchase agreements with six counterparties. The weighted average remaining term to initial maturity and fully extended maturity of our outstanding borrowings was 1.2 years and 2.7 years, respectively, based on unpaid principal balance as of December 31, 2023 and assuming all conditions to extend are met.

We also utilize multiple asset-specific financing structures, with certain terms that are typically matched to the underlying loan. As of December 31, 2023, we had total capacity and unpaid principal balance of $540.5 million and $407.5 million, respectively, related to asset‑specific financings. The asset‑specific financing structures we utilize include notes payable arrangements and syndications of senior participations in the whole loans we originate.

Under certain circumstances, we utilize asset‑specific financing structures that are considered non-consolidated senior interests, and therefore not reflected on our balance sheet. As of December 31, 2023, we had $887.3 million of non-consolidated senior interests. Such financing structures typically arise as a result of a subordinate, or mezzanine, loan held by us, and a first mortgage loan held by a third party.

As of December 31, 2023, our secured term loan and debt related to real estate owned had unpaid principal balances of $725.5 million and $290.0 million, respectively.

In addition to these types of financings, we may also use other forms of leverage, such as secured and unsecured credit facilities, structured financings such as CMBS and collateralized loan obligations (“CLOs”), derivative instruments, and public and private secured and unsecured debt issuances by us or our subsidiaries, as well as issuances of public and private equity and equity-related securities.

As of December 31, 2023, our net debt‑to‑equity ratio was 2.4x. As of December 31, 2023, our total leverage ratio was 2.8x, and we expect that, going forward, our Total Leverage Ratio will range from 2.0x and 3.0x.

Investment Guidelines

Our Board has established the following investment guidelines:

•
No investment will be made that would cause us to fail to qualify as a REIT for U.S. federal income tax purposes;
•
No investment will be made that would require us to register as an investment company under the 1940 Act.

Prior to the deployment of capital into investments, our Manager may cause our capital to be invested in any interest‑bearing short‑term investments, including money market funds, treasury bills, overnight repurchase agreements with primary federal reserve bank dealers collateralized by direct U.S. government obligations, and other instruments or investments reasonably determined by our Manager to be of high quality. Our investment guidelines may be changed from time to time by our Board without our stockholders’ consent.

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

Asset Management

Our Manager proactively manages the loans in our portfolio from closing to final repayment and our Sponsor has dedicated asset management employees to perform asset management services. Following the closing of an investment, the asset management team rigorously monitors the loan, with an emphasis on ongoing analyses of both quantitative and qualitative matters, including financial, legal, and market conditions. Through the final repayment of a loan, the asset management team maintains regular contact with borrowers, servicers and local market experts monitoring performance of the collateral, anticipating borrower, property and market issues, and enforcing our rights and remedies when appropriate.

Some of our borrowers may experience delays in the execution of their business plans or changes in market conditions which may impact the performance of the underlying collateral asset, borrower, or sponsor. As a transitional lender, we may from time to time execute loan modifications with borrowers when and if appropriate, which may include additional equity contributions from them, repurposing of reserves, pledge of additional collateral or other forms of credit support, provide additional guarantees, temporary deferrals of interest or principal, and/or partial deferral of coupon interest as payment-in-kind interest. To the extent warranted by ongoing conditions specific to our borrowers or overall market conditions, we may make additional modifications when and if appropriate, and depending on the business plans, financial condition, liquidity and results of operations of our borrowers, among other factors.

Operating and Regulatory Structure

REIT Qualification

We have elected and believe we have qualified to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015. We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and that our intended manner of operation will enable us to meet the requirements for qualification and taxation as a REIT. To qualify as a REIT, we must meet on a continuing basis various requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our dividend levels and the diversity of ownership of shares of our capital stock. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which we failed to qualify as a REIT. Even if we qualify for taxation as a REIT, we may be subject to some U.S. federal, state and local taxes on our income or property. For more information regarding our election to qualify as a REIT, please see “Item 1A. Risk Factors—U.S. Federal Income Tax Risks.”

Competition

Our success depends, in part, on our ability to originate, acquire or manage loans at favorable spreads over our financing costs. In originating, acquiring and managing our target loans, we compete with other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies and other entities. In addition, there are numerous REITs and non-banking commercial lending platforms with similar loan origination, acquisition and management objectives and others may be organized in the future. These lenders will increase competition for the available supply of CRE debt on transitional assets suitable for origination, acquisition, and management. Many of our anticipated competitors and their external managers are significantly larger than we are and have considerably greater financial, technical, marketing and other resources than we do. Some competitors may have a lower cost of funds and access to financing sources that are not available to us, such as the U.S. Government and the Federal Home Loan Banks system. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exclusion from registration under the 1940 Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Current market conditions, as well as changing marketing conditions from time to time, may attract more competitors, which may increase the supply of financing sources, which could adversely affect the volume and cost of our loans, and thereby adversely affect the market price of our common stock. In the face of this competition, we have access to our Manager’s and our Sponsor’s professionals and their industry expertise, which may provide us with a competitive advantage and help us assess investment risks and determine appropriate terms for certain potential investments. We believe these relationships enable us to compete more effectively for attractive investment opportunities. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. For additional information concerning these competitive risks, refer to “Item 1A: Risk Factors - Risks Related to Our Investments. We operate in a competitive market for the origination and acquisition of attractive investment opportunities and competition may limit our ability to originate or acquire attractive risk‑adjusted investments in our target assets, which could have a material adverse effect on us.”

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

Item 1A. Risk Factors.

Set forth below are some (but not all) of the risk factors that could adversely affect our business, financial condition, liquidity, results of operations and prospects and our ability to service our debt and pay dividends to our stockholders (which we refer to collectively as “materially and adversely affecting us” or having “a material adverse effect on us,” and comparable phrases) and the market price of our common stock. Although the various risks discussed in this Item are generally described separately, you should consider the potential effects of the interplay of multiple risk factors. Where more than one significant risk factor is present, the risk of loss to our investors may be significantly increased. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements.”

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

Furthermore, borrowers usually use the proceeds of permanent financing to repay a loan on a transitional property after the CRE property is stabilized. Loans on transitional CRE properties are therefore subject to risks of a borrower’s inability to obtain permanent financing to repay our loan, which is exacerbated in times of capital markets volatility. Our loans are also subject to risks of borrower defaults, bankruptcies, fraud and losses. In the event of any default under our loans, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the underlying asset and the principal amount and unpaid interest and fees of our loan. To the extent we suffer losses with respect to our loans, it could have a material adverse effect on us.

Difficult conditions in the commercial mortgage and real estate market, the capital markets and the economy generally, as a result of recent and drastic increases in interest rates, recent inflationary pressures and other factors, could make it difficult for our borrowers to satisfy their repayment obligations and may materially and adversely affect us.

We could be materially and adversely affected by conditions in the commercial mortgage and real estate markets, the capital markets and the economy generally. A deterioration of economic and real estate fundamentals generally and of local market conditions where our real estate collateral is located, have in the past negatively impacted, and could continue to negatively impact, our performance, the business prospects of our borrowers or the value of our real estate collateral. Market fluctuations or a general decline in real estate values or business prospects may also induce borrowers to voluntarily or involuntarily default on their loans and make it relatively more difficult for us to generate attractive risk-adjusted returns. Other factors beyond our control, such as changes in interest rates, government regulations (such as rent control, zoning laws, and bank reserve requirements), changes in real property tax rates and operating expenses, changes in the general availability of debt financing (which may render the sale or refinancing of properties difficult or impracticable) may likewise have a material and adverse effect on our business. In particular, a protracted period of high interest rates could cause our borrowers to become unwilling or unable to make payments on their loans, increasing default risk and making it more difficult for us to generate attractive risk-adjusted returns. Similarly, continuing uncertainty in the office leasing market as a result of the increase in remote working arrangements could adversely affect the business of our borrowers with office properties, which could in turn cause such borrowers to become unwilling or unable to make payments on their loans, increasing default risk and making it more difficult for us to generate attractive risk-adjusted returns.

Because our investments are susceptible to general economic slowdowns or recessions, these kinds of changes in market conditions could lead to financial losses in our investments and a decrease in revenues, net income and assets. We may realize losses related to foreclosures or to the restructuring of the loans in our investment portfolio on terms that may be more favorable to borrowers than those underwritten at origination. Unfavorable economic conditions also could increase our funding costs, impede our ability to maintain accretive financings, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

In addition, protracted periods of high interest rates generally reduce the economic feasibility of and therefore the demand for transitional CRE loans due to the higher cost of borrowing. A reduction in the volume of CRE loans originated may affect the volume of certain target assets available to us, which could adversely affect our ability to acquire target assets that satisfy our investment objectives. If high interest rates cause us to be unable to originate or acquire a sufficient volume of our target assets with a yield that is above our borrowing cost, our ability to satisfy our investment objectives to generate income and pay dividends may be materially and adversely affected.

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

Furthermore, changes in the financial regulatory regime could change the current restrictions on banks and other financial institutions, which may allow them to compete for opportunities that were previously not available to them, or subject them to significant capital requirements or other restrictions. See “—Risks Related to Our Company—Changes in laws or regulations governing our operations or those of our competitors, banks or other of our capital providers, or changes in the interpretation thereof, or newly enacted laws or regulations, could result in increased competition for our target assets or reduced access to capital, require changes to our business practices and collectively could adversely impact our revenues and impose additional costs on us, which could materially and adversely affect us.”

Our investments are and may be concentrated in certain markets, property types and borrowers, among other factors, and will be subject to risk of default.

While we intend to diversify our loan portfolio of investments in the manner described in this report, we are not required to observe specific diversification criteria, and we have criteria outlined in our investment guidelines that can only be changed with approval of our Board. Therefore, our portfolio of target assets is and may be concentrated in certain property types that are subject to higher risk of achieving their stated business plans or other concentration risk, or supported by properties concentrated in a limited number of geographic locations. For example, as of December 31, 2023, our real estate owned consisted of seven limited service hotel properties and one mixed-use property in New York, NY and 22% of our loans are secured by CRE assets (or equity interests relating thereto) located in the New York metropolitan area. Further, as of December 31, 2023, 41% of our loan investments were secured by multi-family properties (or equity interests relating thereto), 19% of our loan investments were secured by hospitality properties (or equity interests relating thereto), 14% of our loan investments were secured by office properties (or equity interests relating thereto), 3% of our loan investments were secured by for sale condo properties (or equity interests relating thereto), 9% of our loan investments were secured by mixed-use properties (or equity interests relating thereto), 7% of our loan investments were secured by land properties (or equity interests relating thereto), 17% of our loan investments were construction loans (based on loan commitment), and our 15 largest loan investments represented 47% of our loan portfolio, in each case based on carrying value.

As of December 31, 2023, 8 investments with a carrying value prior to any specific CECL reserves of $715.1 million, or 10.3% of our portfolio were on non-accrual status. See Note 3 - Loan Portfolio for further detail on our loans on non-accrual status.

The lack of liquidity in certain of the assets in our portfolio and our target assets generally may materially and adversely affect us.

The assets in our portfolio are relatively illiquid investments due to their relatively short expected lives, lack of (or limited) cash flow from property that is collateral for those loans, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default. In addition, certain of our investments may become less liquid after our investment as a result of periods of delinquencies or defaults or turbulent market conditions. For example, there is an inverse relationship between credit spreads and the value of our existing assets such that widening in credit spreads diminishes the value of existing assets. The illiquidity of the assets in our portfolio and our target assets may make it more difficult for us to dispose of these assets in the event that we no longer intend to hold them until maturity or in the event of a defaulted loan, as the case may be, at advantageous times or prices, or in a timely manner. As a result, we expect many of our investments will be illiquid. If we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than an asset’s carrying value. As a result, our ability to strengthen our portfolio composition in response to changes in economic and other conditions may be relatively limited, which could materially and adversely affect us.

In the event of borrower distress or a default, we may lack the liquidity necessary to protect our investment or avoid a corresponding default on any obligations we may have related to our own financing.

In the event of borrower distress or a default, we may lack the liquidity necessary to protect our investment or avoid a corresponding default on any obligations we may have with respect to our own financing specifically related to, or otherwise impacted by, such investment. In the event of a default by a borrower on a non-recourse loan, we generally will have recourse only to the underlying asset (including any escrowed funds and reserves) collateralizing that loan, except to the extent of any creditworthy guarantees as discussed in “—Risks Related to Our Investments—Most of the CRE loans that we originate or acquire are non-recourse loans and the assets securing these loans may not be sufficient to protect us from a partial or complete loss if the borrower defaults on the loan, which could materially and adversely affect us.” In addition, declines in real estate values may induce mortgagors to voluntarily default on their loans, increasing the risk of foreclosure and loss of capital. If the underlying property collateralizing the loan is insufficient to satisfy the outstanding balance of such loan, after expenses incurred in connection with enforcing our rights, we may suffer a loss of principal or interest that adversely affects our liquidity and our ability to service or repay our own leverage. Real estate investments generally lack liquidity compared to other financial assets, and the increased lack of liquidity resulting from a borrower distress or a default may limit our ability to quickly stabilize or strengthen our portfolio or take other necessary actions to avoid a corresponding default on our financing. In certain instances, we may be required to de-lever our financing specifically related to, or otherwise impacted by, such defaulted loan, modify our financing facility or find replacement financing, if available, which could be on less favorable terms, or pledge additional collateral to our financing facility, all of which could materially and adversely affect us.

We may be unable to maintain or refinance debt incurred to finance our loans and our operations, thereby increasing the amount of equity capital risk we bear with respect to particular loans or preventing us from deploying our equity capital in the optimal manner.

We may be unable to maintain or refinance debt incurred to finance our loans and our operations, thereby increasing the amount of equity capital risk we bear with respect to particular loans or preventing us from deploying our equity capital in the optimal manner. If we are unable to maintain or refinance such debt at appropriate times, we may be required to sell assets at a loss or on terms that are not advantageous to us or take action that could result in other negative consequences. We may only be able to partly replace or refinance such debt if underwriting standards, including loan-to-value ratios and yield requirements, among other requirements, are stricter than when we originally financed our loans. Additionally, as a result of economic headwinds, certain of our borrowers may request term extensions, and we may not be able to maintain or obtain corresponding match-term financing or in certain cases obtain required approvals from our financing counterparties. Obtaining such approvals has required in the past and may require in the future reduction of advance rates on financings, increased borrowing costs, increasing recourse or a combination thereof, which could have an adverse impact on our returns on equity and reduce our liquidity. If any of these events occur, our cash flows would be reduced, preventing us from deploying our equity capital in an optimal manner. If we are unable to refinance debt incurred to finance our loans and our operations, we also may have to forego other investment opportunities that require equity and our liquidity may be diminished.

As a result of our real estate owned investments, we are subject to the risks commonly associated with real estate owned holdings, including risks related to ownership of a hotel portfolio and a mixed-use property in New York, NY, which differ from the risks associated with lending.

Borrowers under our loans may not have sufficient financial resources to satisfy their payment obligations to us, and we could be required to take ownership of the assets underlying a particular loan in lieu of full repayment of the principal amount and accrued interest on the loan. For example, in February 2021, we foreclosed on a portfolio of seven limited service hotels located in New York, NY. Prior to the foreclosure, the hotel portfolio represented the collateral for a mezzanine loan held by us with an unpaid principal balance of $103.9 million and a securitized senior mortgage with an unpaid principal balance of $300.0 million held by third parties. As such, we are subject to the risks commonly associated with real estate owned holdings, including risks related to ownership of a hotel portfolio and mixed-use property both located in New York, NY, which include changes in general or local economic conditions, changes in supply of or demand for similar or competing properties in an area, changes in interest rates and availability and terms of permanent mortgage financing that may render the sale of a property difficult or unattractive, political instability or changes in prevailing policies, decreases in property values, changes in tax, real estate, environmental and zoning laws and the risk of uninsured or underinsured casualty loss. Further, our equity interest in our current, or any future, real estate owned investment is subordinate to any indebtedness secured by such property. To the extent that we decide or are required to take ownership of one or more additional properties, these risks will be heightened. Real estate owned investments are illiquid investments and we may be unable to adjust our portfolio in response to changes in economic or other conditions. In addition, the real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any real estate owned investment for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a real estate owned investment. We may acquire properties that are subject to contractual “lock-out” provisions that could restrict our ability to dispose of the real estate owned investment for a period of time. In addition, U.S. federal tax laws that impose a 100% excise tax on gains from sales of dealer property by a REIT (generally, property held-for-sale, rather than investment) could limit our ability to sell properties and may affect our ability to sell properties without adversely affecting returns to our stockholders. These characteristics and restrictions could result in losses that would adversely affect our results of operations, liquidity and financial condition, potentially materially.

We may also be required to expend funds to correct defects or to make improvements before a real estate owned investment can be sold. We have experienced and expect to continue to experience increased operating costs and taxes in connection with our real estate owned investment, including costs related to owning a real estate owned investment in a taxable REIT subsidiary (“TRS”). If the real estate owned investment is owned by our TRS, income from the investment generally will be subject to corporate income tax. We cannot assure stockholders that we will have funds available to correct such defects, to make such improvements or to pay these operating costs. In acquiring a real estate owned investment, we may agree or otherwise become subject to restrictions that prohibit the sale of that real estate owned investment for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that real estate owned investment. These risks vary from the risks associated with lending and could materially and adversely affect us.

We generally determine the LTV for a loan in our portfolio prior to, or at the time of, our origination or acquisition of the loan and such LTVs may change significantly and in an adverse manner thereafter due to various circumstances.

We calculate the LTV for a loan in our portfolio as our total loan commitment from time to time, as if fully funded, plus any financings that are pari passu with or senior to our loan, divided by our estimate of either (1) the value of the underlying real estate, determined in accordance with our underwriting process (typically consistent with, if not less than, the value set forth in a third-party appraisal) or (2) the borrower’s projected, fully funded cost basis in the asset, in each case as we deem appropriate for the relevant loan and other loans with similar characteristics. Underwritten values and projected costs should not be assumed to reflect our judgment of current market values or project costs, which may have changed materially since the date of origination. LTV is updated only in connection with a partial loan paydown and/or release of collateral, material changes to expected project costs, the receipt of a new appraisal (typically in connection with financing or refinancing activity) or a change in our loan commitment. Because the LTV is determined as of the date of origination, the LTVs for our loans generally do not take into account post-origination changes in our borrowers’ business operations or creditworthiness, or in the value of our underlying real estate collateral, as a result of changing economic conditions or otherwise. Accordingly, there can be no assurance that the LTV of our portfolio that we present in this report (i.e., our portfolio weighted average LTV of 69.2% as of December 31, 2023) is reflective of current LTV of our portfolio or the amount of subordinate value available in the event we foreclose on a loan.

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

If a borrower fails to complete the construction of a project or experiences cost overruns, there could be adverse consequences associated with the loan, including a loss of the value of the property underlying the loan, a borrower claim against us for failure to perform under the loan documents if we choose to stop funding, increased costs to the borrower that the borrower is unable to pay, a bankruptcy filing by the borrower, and abandonment by the borrower of the property underlying the loan. Furthermore, construction projects have faced delays, including as a result of disruptions in supply chains, cost increases associated with building materials and construction services necessary for construction, and delays and costs associated with obtaining construction permits and complying with local regulations, all of which can result in cost overruns to complete such projects. During periods of capital market disruptions, replacement financing may not be available to the borrower which in turn, may result in the borrower’s inability to repay our loan in full. The failure of a borrower to complete construction, these cost overruns or other related impacts, and the lack of availability of replacement financing, could materially and adversely effect on us.

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

Like subordinated mortgage interests, mezzanine loans are by their nature structurally subordinated to more senior property-level financings. If a borrower defaults on our mezzanine loan or on debt senior to our loan, or if the borrower is in bankruptcy, our mezzanine loan will be satisfied only after the property-level debt and other senior debt is paid in full. As a result, a partial loss in the value of the underlying collateral can result in a total loss of the value of the mezzanine loan. In addition, even if we are able to foreclose on the underlying collateral following a default on a mezzanine loan, we would be substituted for the defaulting borrower and, to the extent income generated on the underlying property is insufficient to meet outstanding debt obligations on the property, we may need to commit substantial additional capital and/or deliver a replacement guarantee by a creditworthy entity, which could include us, to stabilize the property and prevent additional defaults to lenders with existing liens on the property. In addition, our investments in senior loans may be effectively subordinated to the extent we borrow under a warehouse line (which can be in the form of a repurchase agreement) or similar facility and pledge the senior loan as collateral. Under these arrangements, the lender has a right to repayment of the borrowed amount before we can collect on the value of our loan, and therefore if the value of the pledged senior loan decreases below the amount we have borrowed, we would experience significant losses on the loan which could be material to our business.

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

Subject to maintaining our qualification as a REIT, we may invest in derivative instruments. Derivative instruments, especially when purchased in large amounts, may not be liquid, so that in volatile markets we may not be able to close out a position without incurring a loss. The prices of derivative instruments, including swaps, futures, forwards and options, are highly volatile and such instruments may subject us to significant losses. The value of such derivatives also depends upon the price of the underlying instrument or commodity. Derivatives and other customized instruments may also be subject to the risk of non-performance by the relevant counterparty. In addition, actual or implied daily limits on price fluctuations and speculative position limits on the exchanges or over-the-counter markets in which we may conduct our transactions in derivative instruments may prevent prompt liquidation of positions, subjecting us to the potential of greater losses. Derivative instruments that may be purchased or sold by us may include instruments not traded on an exchange. The risk of non-performance by the obligor on such an instrument may be greater and the ease with which we can dispose of or enter into closing transactions with respect to such an instrument may be less than in the case of an exchange-traded instrument. In addition, significant disparities may exist between “bid” and “asked” prices for derivative instruments that are traded over-the-counter and not on an exchange. Such over-the-counter derivatives are also typically not subject to the same type of investor protections or governmental regulation as exchange-traded instruments. In addition, we may invest in derivative instruments that are neither presently contemplated nor currently available, but which may be developed in the future, to the extent such opportunities are both consistent with our investment objectives and legally permissible. Any of these investments may expose us to unique and presently indeterminate risks, the impact of which may not be capable of determination until such instruments are developed and/or we determine to make such an investment.

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

In recent years, the U.S. and global financial markets have undergone significant disruptions beginning with the COVID-19 pandemic, and continuing with supply-demand imbalances, rapid increases in inflation which required central bank action and resulted in significantly increased short term interest rates, changes in the employment market and employer practices (including remote work), geopolitical tensions forcing changes in supply chains and international trade partnerships, and general economic uncertainty, the full ramifications of which are not yet known but could continue to materially and adversely affect us. These markets have also experienced significant disruptions in the past, during which times global capital markets collapsed, borrowers defaulted on their loans at historically high levels, banks and other lending institutions suffered heavy losses and the value of certain classes of real estate declined. During such periods, a significant number of borrowers became unable to pay principal and interest on outstanding loans as the value of their real estate declined. Declining real estate values could reduce the level of new senior and subordinate loan originations. Instability in the U.S. and global financial markets in the future could be caused by any number of factors beyond our control, including, without limitation, pandemics, terrorist attacks or other acts of war or military activities, prolonged civil unrest, political instability or uncertainty, including the military conflicts between Russia and Ukraine, Israel and Hamas, and other conflicts throughout the Middle East and North Africa more broadly, some of which may impact global supply chains, tensions involving Russia, China, and Iran, or broad-based sanctions, should they continue for the long term or escalate, and adverse changes in national or international economic, market and political conditions. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to execute our investment strategy, which would materially and adversely affect us.

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

We seek to invest primarily in debt in or relating to real estate assets. Any deterioration of real estate fundamentals generally, and in the U.S. in particular, could negatively impact our performance by making it more difficult for our borrowers to satisfy their debt payment obligations to us, increasing the default risk applicable to borrowers, and/or making it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of our borrowers and may include economic and/or market fluctuations, changes in environmental, zoning and other laws, changes in the cost of capital improvements, which may impact the feasibility of our borrower’s construction plans, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand of regional markets in which our borrowers operate (which may be specific to certain property types), fluctuations in real estate fundamentals (including average occupancy and room rates for hotel properties), energy supply shortages, various uninsured or uninsurable risks, natural disasters, terrorism, acts of war, changes in government regulations (such as rent control, zoning laws, and bank reserve requirements), political and legislative uncertainty, changes in real property tax rates and operating expenses, changes in interest rates, currency exchange rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, changes in consumer spending, negative developments in the economy that depress travel activity, demand and/or real estate values generally and other factors that are beyond our control. For example, the increase in remote working arrangements has contributed, and may further contribute, to a decline in commercial real estate values and reduced demand for certain commercial real estate assets, which may adversely impact certain of our borrowers and may persist even as the pandemic continues to subside. Recent concerns about the real estate market, including overall demand for commercial real estate, rising interest rates, inflation, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and markets going forward.

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

CRE debt investments that are secured, directly or indirectly, by property are subject to risks of delinquency and foreclosure and risks of loss. The ability of a borrower to repay a loan secured, directly or indirectly, by an income-producing property typically depends primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, or the cost of debt service increases, a borrower’s ability to repay our loan in a timely manner, or at all, may be impaired and therefore could reduce our return from an affected property or investment, which could materially and adversely affect us. Net operating income of an income-producing property can be affected by, among other things:

•
tenant mix and tenant bankruptcies;
•
success of tenant businesses and the ability to respond to evolving risks, including public health risks and governmental measures that may be promulgated in connection therewith;

•
renovations or repositionings during which operations may be limited or halted completely;
•
property management decisions, including with respect to capital improvements, particularly in older building structures;
•
property location and condition;
•
competition from other properties offering the same or similar services;
•
changes in supply and demand of regional markets in which our borrowers operate, which may be specific to certain property types;
•
changes in laws that increase operating expenses or limit rents that may be charged;
•
any need to address environmental contamination or compliance with environmental requirements at the property;
•
changes in national, regional or local economic conditions and/or specific industry segments;
•
declines in regional or local real estate values;
•
declines in regional or local rental or occupancy rates, including as a result of the increase in remote working arrangements;
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
•
adverse changes in zoning laws.

In addition, an increase in or generally high interest rates can decrease a borrower’s ability to service its debt even if net operating income remains stable.

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

Prepayment rates may adversely affect the yield on our loans, the value of our portfolio of assets, and our liquidity.

The value of our assets may be affected by prepayment rates on loans. As of December 31, 2023, based on unpaid principal balance, over 50% of our loans were open to repayment by the borrower without penalty. In periods of declining interest rates, prepayment rates on loans will generally increase. If interest rates decline at the same time as prepayment rates, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the assets that were prepaid. In periods of increasing or generally high interest rates and/or credit spreads, prepayment rates on loans will generally decrease, which could impact our liquidity, or increase our potential exposure to loan non-performance. In addition, if we originate or acquire mortgage-related securities or a pool of mortgage securities, we anticipate that the underlying mortgages will prepay at a projected rate generating an expected yield. If we purchase assets at a premium to par value, when borrowers prepay their loans faster than expected, the corresponding prepayments on the asset may reduce the expected yield on such securities because we will have to amortize the related premium on an accelerated basis. Conversely, if we purchase assets at a discount to par value, when borrowers prepay their loans slower than expected, the decrease in corresponding prepayments on the asset may reduce the expected yield on such securities because we will not be able to accrete the related discount as quickly as originally anticipated. In addition, as a result of the risk of prepayment, the market value of the prepaid assets may benefit less than other fixed income securities from declining interest rates.

Prepayment rates on loans may be affected by a number of factors, including the then-current level and trajectory of interest rates, the availability of mortgage credit, the relative economic vitality of the area in which the related properties are located, the servicing of the loans, possible changes in tax laws, other opportunities for investment, and other economic, social, geographic, demographic and legal factors and other factors beyond our control. Consequently, such prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from prepayment or other such risks.

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

Recent macroeconomic trends, including recent increases in inflation and interest rates, may adversely affect our business, financial condition and results of operations.

Throughout 2023, inflation in the United States moderated, though has not yet reached levels commensurate with the U.S. Federal Reserve’s long-term target. In response to this recent inflationary pressure, the U.S. Federal Reserve and other global central banks raised interest rates in 2022 and 2023. The moderation of inflation in the United States in 2023 has made the likelihood of further interest rate increases less likely while increasing the likelihood of interest rate cuts in 2024. The amount and timing of any such rate cuts remains uncertain. Inflation above the U.S. Federal Reserve’s long-term target and monetary policy adjustments (i.e., higher interest rates) made in response could have an adverse impact on any floating rate debt we have incurred and may incur in the future, and our general and administrative expenses, as these costs could increase at a rate higher than our interest income and other revenue. Further, to the extent our borrowing costs increase faster than the interest income earned from our floating-rate loans, such increases may adversely affect our cash flows, our ability to meet the financial covenants in the agreements governing our indebtedness, or our ability to refinance maturing debt as it comes due. In addition, such above-target inflation and any commensurate adjustments to monetary policy may materially and adversely impact the ability of our borrowers to make required payments on our loans.

Provisions for credit losses are difficult to estimate.

Our provision for credit losses is evaluated on a quarterly basis. The determination of our provision for credit losses requires us to make certain estimates and judgments, which may be difficult to determine. Our estimates and judgments are based on a number of factors, including historical loan loss reference data, projected cash flow to and from the collateral securing our loans, loan structures, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, potential for refinancing, and expected market discount rates and collateral value for varying property types, and expectations of performance and market conditions, all of which remain uncertain and are subjective. Our estimates and judgments may not be correct and, therefore, our results of operations and financial condition could be materially and adversely impacted.

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

The valuation of CRE assets and therefore the valuation of any underlying collateral relating to loans made by us is inherently subjective and uncertain due to, among other factors, the individual nature of each property, its location, the expected future cash flows from that particular property, future market conditions, demand for various types of real estate and the valuation methodology adopted. In addition, where we invest in construction loans, initial assessments will assume completion of the project. As a result, the valuations of the CRE assets against which we will make loans are subject to a large degree of uncertainty, which has increased due to the current market volatility, and are made on the basis of assumptions and methodologies that may not prove to be accurate, particularly in periods of volatility, low transaction flow or restricted debt or equity capital availability in the commercial or residential real estate markets.

The due diligence process that our Manager undertakes in regard to investment opportunities may not reveal all facts that may be relevant in connection with an investment and if our Manager incorrectly evaluates the risks of our investments, we may experience losses, which could materially and adversely affect us.

Before making investments for us, our Manager conducts due diligence that it deems reasonable and appropriate based on the facts and circumstances relevant to each potential investment. When conducting due diligence, our Manager may be required to evaluate a number of important issues, including those relating to business, financial, tax, accounting, environmental, social and governance (“ESG”) matters, technology, cybersecurity, legal, regulatory and macroeconomic trends. Outside consultants, legal advisors and accountants may be involved in the due diligence process in varying degrees depending on the investment. Relying on the resources available to it, our Manager will evaluate our potential investments based on criteria it deems appropriate for the relevant investment. The nature and scope of our Manager’s ESG-related diligence, if any, will vary based on the nature of the investment opportunity and what our Manager deems appropriate under the circumstances, which may not reflect the preferred practices of any particular investor and may differ from other market practices. In addition, our Manager’s credit underwriting may not prove accurate, and actual results may vary materially from estimates. If our Manager’s assessment of an asset’s future performance is not accurate relative to the way we underwrite such asset, or our Manager’s due diligence process fails to identify material risks relating to such asset, we may experience losses with respect to such investment. Any such losses could materially and adversely affect us.

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

We may find it necessary or desirable to foreclose on certain of the loans we originate or acquire in order to preserve our investment. Any foreclosure process may be lengthy and expensive. Among the expenses that are likely to occur in any foreclosure would be the incurrence of substantial legal fees and potentially significant transfer taxes. If we foreclose on an asset, we may take title to the property securing that asset subject to any debt and debt service requirements then in effect, which was the case for the foreclosure resulting in our real estate owned investment. As a result, we cannot assure you that the value of the collateral underlying a foreclosed loan at or after the time a foreclosure is contemplated or completed will exceed our investment, including related foreclosure expenses and assumed indebtedness, or that operating cash flows from such investment will exceed debt service requirements, if any. As a result, a contemplated or completed foreclosure could result in significant losses. If we do not or cannot sell a foreclosed property, we would then come to own and operate it as “real estate owned.” Owning and operating real property, such as our real estate owned investments, involves risks that are different (and in many ways more significant) than the risks faced in lending against a CRE asset.

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

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, the New York Stock Exchange and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. For example, the SEC has recently adopted rules requiring that issuers provide significantly increased disclosures concerning cybersecurity matters and requiring public companies to adopt more stringent executive compensation clawback policies. Further, new and emerging regulatory initiatives in the U.S. related to climate change and ESG could adversely affect our business.

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

As of December 31, 2023, we had approximately $5.7 billion in consolidated indebtedness outstanding. In the future, subject to market conditions and availability, we may incur significant additional debt through repurchase agreements, asset-specific financing structures, and secured term loan borrowings. In addition to these types of financings, we may also use other forms of leverage, including secured and unsecured credit arrangements, structured financings such as CMBS and CLOs, derivative instruments, public and private secured and unsecured debt issuances by us or our subsidiaries.

Subject to compliance with the leverage covenants contained in our repurchase agreements and other financing arrangements, the amount of leverage we employ will vary depending on our available capital, our ability to obtain and maintain financing, the type of assets we are financing, whether the financing is match-funded, whether the financing is recourse or non-recourse, the debt restrictions and other covenants sought to be imposed by prospective and existing lenders and the stability of our loan portfolio’s cash flow, as well as general business conditions affecting lenders and the broader debt capital markets, including overall supply and demand of credit. In addition, we may leverage individual assets at substantially higher levels than our targeted Total Leverage Ratio.

A significant amount of debt subjects us to many risks that, if realized, would materially and adversely affect us, including the risk that:

•
our cash flow from operating activities could become insufficient to make required payments of principal and interest on our debt, which would likely result in (a) acceleration of the debt (and any other debt containing a cross-default or cross-acceleration provision), increasing the likelihood of further distress if refinancing is not available on favorable terms or at all, (b) our inability to borrow undrawn amounts under other existing financing arrangements, even if we have timely made all required payments under such arrangements, further compromising our liquidity, and/or (c) the loss of some or all of our assets that are pledged as collateral in connection with our financing arrangements (including assets transferred to lenders under repurchase agreements);
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
•
to the extent the maturity of certain debt (e.g., credit or repurchase agreements) occurs prior to the maturity of a related asset pledged or transferred as collateral for such debt (e.g., an underlying senior or subordinate loan made by us), we may not be able to refinance that debt on favorable terms or at all, which may reduce available liquidity and/or cause significant losses to us; and
•
in certain instances, we may be required to de-lever our financing specifically related to, or otherwise impacted by, a non-performing or defaulted loan, modify our financing facility or find replacement financing, if available, which could be on less favorable terms, or pledge additional collateral to our financing facility, all of which may reduce available liquidity.

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

Our secured term loan, debt related to real estate owned, current financing facilities, derivative instruments, and secured loans impose, and additional lending facilities may impose, financial and other covenants that restrict our operational flexibility, which could materially and adversely affect us.

Our secured term loan, debt related to real estate owned, current financing facilities, derivative instruments, and secured loans contain, and additional financing facilities may contain various customary covenants, including requiring us to meet or maintain certain financial ratios or other requirements that restrict our operational flexibility, including restrictions on dividends, distributions or other payments from our subsidiaries, and impede certain investments that we might otherwise make. In addition, certain of our existing lenders and counterparties require us to maintain minimum amounts of cash liquidity of not less than the greater of (x) $50 million or (y) 5% of our recourse indebtedness, which may also be required by future lenders or counterparties. As of December 31, 2023 and 2022, we had cash and cash equivalents of $187.3 million and $306.5 million, respectively. There can be no assurance that we will be able to maintain the required minimum amounts of cash liquidity going forward. In addition, as a result of the requirement to maintain a minimum amount of cash liquidity, we may not be able to leverage our assets as fully as we would otherwise choose, which could reduce our liquidity and returns on equity. If we are unable to meet these financial covenants, it could materially and adversely affect us. For the quarters ended or ending December 31, 2023 and March 31, 2024, we modified certain of our EBITDA to interest charges covenants to provide for a minimum ratio of 1.3 to 1.0 for such covenants which previously required a minimum ratio of 1.4 to 1.0. Future compliance with our financial covenants is dependent upon the results of our operating activities, our financial condition, and the overall market conditions in which we and our borrowers operate. As market conditions evolve, we may work with our counterparties to request modifications of financial covenants as needed. In addition, certain of our existing lenders require, and future lenders may require, us to agree that we would be in default if our Manager or one or more of its executive officers cease to serve in such capacity for any reason. If we fail to satisfy any of these covenants, such that a default arises, our lenders may be entitled to enforce remedies such as declaring outstanding amounts due and payable, terminating their commitments, requiring the posting of additional collateral and/or enforcing their security interests against existing collateral, unless we were able to negotiate a waiver, forbearance or other modification. Any such arrangement could be conditioned on an amendment to the lending or repurchase agreement and any related guarantee agreement on terms that may be unfavorable to us. Certain of our financings are, and may also in the future, contain cross-default and/or cross-acceleration provisions with respect to our other debt agreements or facilities. Any such provision could allow a financing counterparty to declare a default because of a default or acceleration under a financing arrangement with a different financing counterparty. This would create defaults across multiple financings resulting from a single event. This and any other type of default could make it difficult for us to satisfy the requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes, as liquidity generated from operating cash flow is transferred to our lenders rather than distributed to our stockholders. As a result, a default on any of our debt could materially and adversely affect us.

Credit ratings assigned to us, our indebtedness or our investments will be subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded or withdrawn or placed on negative outlook, which could adversely impact us.

We and our secured term loan are currently rated by Standard & Poor’s and Moody’s Investors Service and our secured term loan is also rated. Our and our secured term loan credit ratings could change based upon, among other things, our historical and projected business, financial condition, liquidity, results of operations, and prospects. Our issuer and senior secured debt credit ratings have in the past fluctuated, and currently have ratings of B+ (stable) from Standard and Poor’s and Ba3 (stable) from Moody’s Investors Service. These ratings actions or any future downgrade, or withdrawal of a rating or any credit rating agency action that indicates that it has placed our rating on a “watch list” for a possible downgrading or lowering, or otherwise indicates that its outlook for our rating is negative, could increase our borrowing costs and our ability to access capital on favorable terms or at all and otherwise adversely affect us. Our ratings are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any ratings will not be changed adversely or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant.

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

Some of our financing arrangements contain mark-to-market provisions creating a risk that a decline in the market value of the assets pledged or sold by us to the provider of the related financing will allow the lender or counterparty to make margin calls or otherwise force us to repay all or a portion of the funds advanced additional collateral. Our Manager generally seeks to structure credit and repurchase agreements that do not allow our lenders or counterparties to make margin calls or require additional collateral solely as a result of a disruption in the CMBS market, capital markets or credit markets, or a general increase or decrease of interest rate spreads or other similar benchmarks (as opposed to allowing such counterparties to make margin calls upon the occurrence of adverse “credit events” related to the collateral). However, some of our repurchase agreements contain, and certain of our future repurchase agreements or other financing facilities may contain, provisions allowing our lenders to make margin calls or require additional collateral solely upon the occurrence of adverse changes in the markets or interest rate or spread fluctuations, subject to minimum thresholds, among other factors. We have in the past pursued, and may continue to pursue, standstill agreements, pursuant to which we may agree to voluntary repayments in exchange for the lender agreeing not to exercise margin calls for a period of time, with our repurchase agreement counterparties if or when we deem appropriate, although there is no assurance that such efforts will be successful. In such instances, we may also agree to a structured paydown over time in an effort to minimize the impact to our liquidity, subject to our financing counterparty’s consent. Under credit and repurchase agreements that provide for margin calls, the lender or counterparty can generally require cash or additional collateral to satisfy such margin call. From time to time, we may not have the funds or assets available to satisfy such a margin call, which would likely result in one or more defaults unless we are able to raise the requisite funds from alternative sources such as selling assets at a time when we would not otherwise choose to do so (which we may not be able to achieve on favorable terms or at all). In addition, the payment of margin calls and/or provision of additional collateral could reduce our cash available to make other, higher yielding investments (thereby decreasing our returns on equity). If we cannot meet these requirements, the lender or counterparty could accelerate our indebtedness and exercise remedies including retention or sale of assets pledged or transferred as collateral, increase the interest rate on advanced funds, increase the level of recourse on our borrowings, and/or terminate our ability to borrow funds from it, which could materially and adversely affect us. Additionally, any future loan modifications for our loans that have been financed with repurchase agreements will require the consent from the applicable lender prior to us entering into any such loan modification. There can be no assurance that such lender will consent to any such loan modifications or will not require us to take certain actions as a condition to obtaining such consent, which could materially and adversely affect us.

In our repurchase transactions, we are required to sell the assets to our lenders (i.e., repurchase agreement counterparties) in exchange for the delivery of cash from such lenders. At the maturity of the financing, the lenders are obligated to resell the same assets back to us upon payment of a repurchase price equal to the outstanding advance amount on such assets together with any accrued and unpaid interest thereon and other amounts then due to the lenders. If a counterparty to our repurchase transactions defaults on its obligation to resell the asset back to us at the end of the transaction term, or if the value of the underlying security has declined as of the end of that term, or if we default on our obligations under the repurchase agreement, we will likely incur a loss on our repurchase transactions. If a lender or counterparty files for bankruptcy or becomes insolvent, our loans may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. In addition, our repurchase agreements and credit facilities contain, and any new repurchase agreements or credit agreements we may enter into are likely to contain, cross-default and/or cross acceleration provisions. Such provisions allow a lender to declare a default under its facility with us on the basis of a default or acceleration under a facility with a different lender. If a default or acceleration occurs under any of our repurchase agreements or credit facilities and one or more lenders terminates one or more of its repurchase agreement or credit facility, we may need to enter into replacement repurchase agreements or credit facilities with different lenders. In these circumstances, we may not be successful in entering into replacement repurchase agreements or credit facilities on the same or similar terms as the repurchase agreements or credit facilities that were terminated or at all. Also, because repurchase agreements and similar credit facilities are generally short-term commitments of capital, changes in conditions in the financing markets may make it more difficult for us to maintain or secure continued financing during times of market stress. During certain periods of a credit cycle, lenders may lose their ability or curtail their willingness to provide financing. If we are not able to arrange for replacement financing on acceptable terms, or if we default on any covenants or are otherwise unable to access funds under any of our repurchase agreements and credit facilities, we could experience a significant liquidity event and may have to curtail our asset origination and acquisition activities and/or dispose of investments. Such an event could restrict our access to financing and increase our cost of capital, which could materially and adversely affect us.

We depend or may depend on bank credit agreements and facilities, repurchase agreements and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction- or asset-specific financing arrangements and other sources of financing to execute our business plan, and our inability to maintain or access financing on favorable terms could have a material adverse effect on us.

Our ability to fund our investments may be impacted by our ability to secure and maintain bank credit facilities (including term loans and revolving facilities), repurchase agreements and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to asset-specific financing arrangements and other sources of financing on acceptable terms. We utilize repurchase agreements to finance the acquisition of certain investments. In order for us to borrow funds under a repurchase agreement, our lender has the right to review the potential assets for which we are seeking financing and approve such assets in its sole discretion. Accordingly, we may be unable to obtain the consent of a lender to finance an investment and alternate sources of financing for such asset may not exist. We may also rely on short-term financing that would be especially exposed to changes in availability. Our access to sources of financing will depend upon a number of factors, over which we have little or no control, including:

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

We will need to periodically access the capital markets to raise cash to fund new investments or repay in whole or in part the financings associated with existing investments. Unfavorable economic or capital market conditions, such as the severe dislocation in the capital and credit markets caused most recently by a material increase in interest rates intended to combat recent increases in inflation, may increase our financing costs, limit our access to the capital markets and result in a decision by our potential lenders not to extend credit or to reduce their credit exposure. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business plan and could decrease our earnings and liquidity and materially and adversely affect us. In addition, any dislocation or weakness in the capital and credit markets, such as the dislocation that existed during the global financial crisis of 2008, could adversely affect our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, as regulatory capital requirements imposed on our lenders are increased, they may be required to limit or reduce the amount of, or increase the cost of financing they provide to us. In general, this could increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. No assurance can be given that we will be able to obtain or maintain financing on favorable terms or at all.

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

Our primary interest rate exposures relate to the yield on our investments and the financing cost of our debt, as well as our exposure to interest rate swaps that we may utilize for hedging purposes either with respect to our investments or our indebtedness. Changes in interest rates affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. In a period of rising interest rates, our interest expense on floating rate debt would increase, while any additional interest income we earn on floating rate investments may not equal or exceed the increase in interest expense. The interest earned on investments and incurred on debt that carry a fixed rate would not change. In a period of declining interest rates, the interest income on floating rate investments would decline, while any decline in the interest we are charged on our floating rate debt may not equal or exceed the decrease in interest income and the interest expense we incur. As noted above, the interest earned on investments and incurred on debt that carry a fixed rate would not change. Certain of our financings may have interest rate floors, which if the index rate were to fall below such floor our interest expense would essentially remain fixed. Consequently, changes in interest rates may significantly influence our net interest income. Interest rate fluctuations resulting in our interest expense exceeding interest income would result in operating losses, which could materially and adversely affect us. Changes in the level of interest rates also may affect our ability to originate or acquire investments, the value of our investments and our ability to realize gains from the disposition of assets. Increases in interest rates and credit spreads may also negatively affect demand for loans and could result in higher borrower default rates. In 2022 and 2023, the U.S. Federal Reserve raised benchmark overnight interest rates to combat increases in inflation. More recently, inflation has moderated and the U.S. Federal Reserve has indicated that additional increases have become less likely and the potential for decreases in interest rates are more likely, though it is impossible to know if, when and by how much the U.S. Federal Reserve will reduce interest rates in 2024. For more information regarding changes in interest rates affecting borrower default rates, please see “—Prepayment rates may adversely affect the yield on our loans and the value of our portfolio of assets.”

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

We attempt to structure our financings to minimize any mismatch between the type of interest rate of our investments and the interest rate of related financings—financing floating rate investments with floating rate financing and fixed rate investments with fixed rate financing. Further, we work to match reference rates on floating rate liabilities used to finance floating rate assets. If such a rate-type matched product is not then available to us on favorable terms, we may use hedging instruments to effectively create such a match. For example, in the case of fixed rate investments, we may finance investments with floating rate financing, but effectively convert all or a portion of the attendant financing to fixed rate using hedging strategies. We routinely use SOFR floors on both our investments and our debt financings, with the SOFR floors of our financings typically lower than the SOFR floors for our investments.

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

As certain borrowings mature, we may need to replace such borrowings with new financings, find other sources of liquidity or sell assets. As borrowing rates have increased from recent and historically low levels, at the time we enter into new borrowings, the spread between the returns on our investments and the cost of our borrowings may be reduced. In addition, there is no assurance that short-term interest rates may not increase further. Although the U.S. Federal Reserve has indicated that it currently plans to lower interest rates in 2024, it is impossible to know the trajectory of interest rates. Any increase in interest rates could adversely affect the return on our assets, which might reduce our earnings and, in turn, cash available for distribution to our stockholders, potentially materially.

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

We intend to account for derivative and hedging transactions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). Under these standards, we may fail to qualify for, or choose not to elect, hedge accounting treatment for a number of reasons, including if we use instruments that do not meet the ASC 815 definition of a derivative (such as short sales), if we fail to satisfy the ASC 815 hedge documentation and hedge effectiveness assessment requirements, or if our instruments are not highly effective. If we fail to qualify for, or choose not to elect, hedge accounting treatment, gains and losses on derivatives will be included in our operating results and may not be offset by a change in the fair value of the related hedged transaction or item.

Our investments may be subject to fluctuations in interest rates that may not be adequately protected, or protected at all, by our hedging strategies.

Though our primary strategy is to originate and acquire shorter term, floating rate loans, our investments may include loans with either floating interest rates or fixed interest rates. Floating rate investments earn interest at rates that adjust from time to time (typically monthly) based upon an index (typically one-month SOFR). The coupons earned by the floating rate loans fluctuate based upon interest rate reference indices (again, typically one-month SOFR) and, in a declining and/or low interest rate environment, these loans will earn lower rates of interest and this will impact our operating performance. Fixed interest rate investments, however, do not have adjusting interest rates and the relative value of the fixed cash flows from these investments will decrease as prevailing interest rates rise or increase as prevailing interest rates fall, causing potentially significant changes in value. We may employ various hedging strategies to limit the effects of changes in interest rates (and in some cases credit spreads), including engaging in interest rate swaps, caps, floors and other interest rate derivative products. We believe that no strategy can completely insulate us from the risks associated with interest rate changes and there is a risk that they may provide no protection at all. Hedging transactions involve certain additional risks such as counterparty risk, leverage risk, the legal enforceability of hedging contracts, the early repayment of hedged transactions and the risk that unanticipated and significant changes in interest rates may cause a significant loss of basis in the contract and a change in current period expense. Furthermore, entering into hedging transactions may require certain levels of liquidity which may impact our ability to meet funding requirements necessary to meet our commitments to our borrowers and financing counterparties. We cannot make assurances that we will be able to enter into hedging transactions or that hedging transactions will adequately protect us against the foregoing risks.

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

We may, to the extent consistent with our qualification as a REIT, seek to securitize certain of our loan portfolio investments. This would involve creating a special-purpose vehicle, contributing a pool of our assets to the entity, and selling interests in the entity on a non-recourse basis to purchasers (whom we would expect to be willing to accept a lower interest rate to invest in investment-grade loan pools) and may require us to retain a portion of the risk of the assets in accordance with risk retention laws and regulations, which would not allow us to sell or hedge our risk retention interests. We would expect to retain all or a portion of the equity in the securitized pool of portfolio investments. We may use short-term facilities to finance the acquisition of investments until sufficient eligible investments have been accumulated, at which time we would refinance these investments through a securitization, such as a CMBS, or issuance of CLOs, or the private placement of loan participations or other long-term financing. If we were to employ this strategy, we would be subject to the risk that we would not be able to acquire, during the period that our short-term facilities are available, sufficient eligible investments to maximize the efficiency of one of these financing strategies. We also would be subject to the risk that we would not be able to obtain short-term credit facilities or would not be able to renew any short-term credit facilities after they expire should we find it necessary to extend our short-term credit facilities to allow more time to seek and acquire sufficient eligible investments for a long-term financing. The inability to consummate securitizations of our loan portfolio to finance our investments on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to grow our business. Additionally, a securitization transaction might magnify our exposure to losses because any equity interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses. A securitization transaction might also expose us to cash flow and liquidity risks if certain tests within the securitization vehicle are triggered, causing a sequential paydown of senior bonds from the principal and interest received from loans within the securitization.

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

We may from time to time guarantee the performance of our subsidiaries’ obligations, including our repurchase agreements, credit facilities, single-asset financings, derivative agreements and unsecured indebtedness. We may also agree to guarantee indebtedness incurred by a joint venture or co-investment partner. A guarantee may be on a joint and several basis with our joint venture or co-investment partner, in which case we may be liable in the event the partner defaults on its guarantee obligation. The non-performance of these obligations may cause losses to us in excess of the capital we initially may have invested or committed under these obligations and there is no assurance that we will have sufficient capital to cover any losses.

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

Changes in laws or regulations governing our operations or those of our competitors, banks or other of our capital providers, or changes in the interpretation thereof, or newly enacted laws or regulations, could result in increased competition for our target assets or reduced access to capital, require changes to our business practices and collectively could adversely impact our revenues and impose additional costs on us, which could materially and adversely affect us.

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

In addition, various laws and regulations currently exist that restrict the investment activities of banks and certain other financial institutions, including banks or other of our capital providers, but do not apply to us, which we believe creates opportunities for us to originate loans and participate in certain other investments that are not available or attractive to these more regulated institutions. However, proposals for legislation that would change how the financial services industry is regulated are continually being introduced in the U.S. Congress and in state legislatures, and such proposals could impact us as well as banks or other of our capital providers. Federal financial regulatory agencies may adopt regulations and amendments intended to effect regulatory reforms including reforms to certain Dodd-Frank-related regulations. Prospective investors should be aware that changes in the regulatory and business landscape as a result of the Dodd-Frank Act and as a result of other current or future legislation and regulation may decrease the restrictions on banks and other financial institutions and allow them to compete with us for investment opportunities that were previously not available or attractive to, or otherwise pursued by, them, which could reduce our access to capital and have a material adverse impact on us. See “—Risks Related to Our Investments—We operate in a competitive market for the origination and acquisition of attractive investment opportunities and competition may limit our ability to originate or acquire attractive risk-adjusted investments in our target assets, which could have a material adverse effect on us.”

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

Actions of the U.S. government, including the U.S. Congress, U.S. Federal Reserve, U.S. Treasury and other governmental and regulatory bodies, to stabilize or reform the financial markets, or market response to those actions, may not achieve the intended effect and could materially and adversely affect us.

The Dodd-Frank Act imposes significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial stability. For instance, the Volcker Rule provisions of the Dodd-Frank Act impose significant restrictions on the proprietary trading activities of “banking entities” (as defined under the Volcker Rule) and on their ability to acquire or retain an “ownership interest” (as defined under the Volcker Rule) in, “sponsor” (as defined under the Volcker Rule) or have certain relationships with “covered funds” (as defined under the Volcker Rule), unless pursuant to an exclusion or exemption under the Volcker Rule. The Dodd-Frank Act also subjects non-bank financial companies that have been designated as “systemically important” by the Financial Stability Oversight Council to increased capital requirements and quantitative limits for engaging in such activities, as well as consolidated supervision by the Board of Governors of the U.S. Federal Reserve System. In addition, the Dodd-Frank Act seeks to reform the asset-backed securitization market (including the mortgage-backed securities, or MBS, market) by requiring the retention of a portion of the credit risk inherent in each pool of securitized assets and by imposing additional registration and disclosure requirements. Rules of federal regulators that implement the Dodd-Frank Act’s risk retention requirements generally require sponsors of asset-backed securities to retain at least 5% of the credit risk relating to the assets that underlie each issuance of such securities. These rules apply to securitization transactions backed by all types of self-liquidating financial assets, including residential and commercial loans and leases. While the full impact of such rules, the Dodd-Frank Act as a whole and other like-minded regulatory actions and potential actions cannot be fully assessed in the immediate term with respect to our business, they may adversely affect the availability or terms of financing from our lender counterparties whether or not they benefit our business in other ways (such as by causing more CRE borrowers to seek financing from non-bank lenders like us, which could lead to improved pricing).

Recent and future legislative and regulatory developments, such as amendments to key provisions of the Dodd-Frank Act and regulations thereunder, including provisions implementing the Volcker Rule and provisions setting forth capital and risk retention requirements may have an impact on the financial markets and financial services industry. For example, in June 2020, U.S. federal regulatory agencies amended the Volcker Rule’s restrictions on banking entities sponsoring and investing in certain covered hedge funds and private equity funds, including by adopting new exemptions allowing banking entities to sponsor and invest in credit funds, venture capital funds, customer facilitation funds and family wealth management vehicles. The amendments also reduced certain restrictions on extraterritorial fund activities and direct parallel or co-investments made alongside covered funds. The amendments will therefore expand the ability of banking entities to invest in and sponsor private funds. The ultimate consequences on our business remain uncertain and no assurances can be given whether these actions could have a material adverse effect on our results of operations, liquidity and financial condition. Furthermore, such recent and future legislative and regulatory developments imposed on our financing counterparties may make it more difficult for us to maintain and obtain financing arrangements, which could have a material and adverse impact on us.

Operational risks, including the risk of cyberattacks, may disrupt our businesses, result in losses and limit our growth.

We rely heavily on our Sponsor’s financial, accounting, treasury, communications and other data processing systems. These systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, these systems are from time to time subject to cyberattacks, which may continue to increase in sophistication and frequency in the future. Attacks on us and our Sponsor’s and service providers’ systems could involve attempts that are intended to obtain unauthorized access to our proprietary information or personal information of our stockholders or borrowers (and their beneficial owners), destroy data or disable, degrade or sabotage our systems, including through the introduction of computer viruses and other malicious code. Such incidents could arise from a range of vectors, such as social engineering/phishing, company insiders, suppliers or providers, and as a result of human or technological error, including misconfigurations, bugs, or other vulnerabilities in software and hardware.

Cybersecurity incidents and cyberattacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Our information and technology systems as well as those of our Sponsor and other related parties, such as service providers, may be vulnerable to damage or interruption from cybersecurity breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. As a result of the increased demand for remote working arrangements and our general reliance on internet technology, which may create additional opportunities for cyber criminals to exploit vulnerabilities, we may face increased cybersecurity risks. Cyberattacks and other security threats could originate from a wide variety of sources, including cyber criminals, state-sponsored hackers, hacktivists and other outside parties. There has been an increase in the frequency and sophistication of the cyber and security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us or our Sponsor because we hold a significant amount of confidential and sensitive information. As a result, we and our Sponsor may face a heightened risk of a security breach or disruption with respect to this information. If successful, these types of attacks on our or our Sponsor’s network or other systems could have a material adverse effect on us, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation. The costs to mitigate network security problems, bugs, viruses, worms, malicious software programs, and security vulnerabilities could be significant and are likely to increase in the future. These costs include, but are not limited to, retaining the services of cybersecurity providers; compliance costs arising out of existing and future cybersecurity, data protection and privacy laws and regulations; and costs related to maintaining redundant networks, data backups and other damage-mitigation measures. While our Sponsor is generally responsible for such costs in the first instance, we have indemnified the Sponsor for certain losses that it may incur in connection with the operation of the Company’s business. Regardless, there can be no assurance that measures we or our Sponsor takes to ensure the integrity of our systems will provide protection, especially because cyberattack techniques used change frequently, or may not be recognized until successful, and are becoming more sophisticated – including by use of artificial intelligence – that circumvent security controls, evade detection and remove forensic evidence. As a result, we or our Sponsor may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our information systems, confidential information or business.

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

In addition, our business highly depends on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Although we maintain insurance policies, we cannot be certain that any or all of the costs and liabilities incurred in relation any cybersecurity attack or incident will be covered or that applicable insurance will be available to us in the future on economically reasonable terms or at all. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize our or our Manager’s, its employees’, or our investors’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our or our investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if we or our Manager fail to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our investors to lose confidence in the effectiveness of our or our Manager’s security measures. Indeed, any adverse impact to the availability, integrity or confidentiality of our information systems or confidential information can result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration or remediation and future compliance costs. Any or all of the foregoing could materially adversely affect our business, operating results, and financial condition.

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

Accounting rules for transfers of financial assets, securitization transactions, credit loss reserves and other potential aspects of our operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in preparation of financial information and the delivery of this information to our stockholders. Changes in accounting interpretations or assumptions could impact our consolidated financial statements and our ability to timely prepare consolidated financial statements that accurately reflect our financial condition, cash flows and results of operations in accordance with prevailing accounting standards. Our inability to timely prepare our consolidated financial statements in the future could materially and adversely affect us.

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

Our Manager is authorized to follow very broad investment guidelines that provide it with broad discretion over investment, financing, asset allocation and hedging decisions. Our Board will periodically review our investment guidelines and our loan and investment portfolio but will not, and will not be required to, review and approve in advance all of our proposed loans and investments or our Manager’s financing, asset allocation or hedging decisions. In addition, in conducting periodic reviews, our directors may rely primarily on information provided to them by our Manager or its affiliates. Subject to maintaining our REIT qualification and our exclusion from regulation under the 1940 Act, our Manager has significant latitude within the broad investment guidelines in determining the types of loans and investments it makes for us, and how such loans and investments are financing or hedged, which could result in investment returns that are substantially below expectations or that result in losses, which could adversely affect our results of operations and financial condition.

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
•
Allocation of Investment Opportunities. Certain inherent conflicts of interest arise from the fact that our Sponsor, and its affiliates, including our Manager, will provide investment management and other services both to us and other investment vehicles or accounts they manage. Our Sponsor and its affiliates, including our Manager, are not restricted from entering into other investment advisory relationships or from engaging in other business activities from time to time. Our Sponsor and its affiliates, including our Manager, are not legally prohibited from forming or managing investment vehicles or accounts that would have an investment strategy that is substantially similar to our core investment strategy and, regardless, the existing and future investment vehicles or accounts managed by our Sponsor or its affiliates may from time to time invest in assets that overlap with our target assets. If any such situation arises, investment opportunities may be allocated between us and the other investment vehicles or accounts in a manner that may result in fewer investment opportunities being allocated to us than would have otherwise been the case. Our Sponsor and its affiliates may also give advice to other sponsored vehicles or accounts that differs from advice given to us by our Manager even if the underlying investment objectives are similar. While our Sponsor and its affiliates will seek to manage potential conflicts of interest in a fair and equitable manner, the strategies employed by our Sponsor and its affiliates in managing other sponsored vehicles or accounts could conflict with the strategies employed by our Manager in managing our business. The business decisions of our Sponsor and its other affiliates with respect to other investment vehicles or accounts may adversely affect the marketability, exit strategy, prices and availability of the assets in which we invest. Conversely, participation in specific investment opportunities may be appropriate, at times, for both us and other investment vehicles or accounts sponsored by our Sponsor or its affiliates, which may result in us not participating in certain investment opportunities in which we would have otherwise participated. Additionally, we are not precluded from entering into other third-party joint ventures or additional co-investment arrangements that have the effect of diluting our stockholders’ beneficial interest in certain of our investments. Consequently, a stockholder’s indirect economic interest in each investment, expressed as a percentage of the overall economic interests in the investments, may vary substantially. Economically, certain investors may have more or less opportunity to profit or exposure to losses with respect to each investment.
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
•
Transactions with Other Vehicles or Accounts Managed by our Sponsor or its Affiliates. Though not currently expected, from time to time, we may enter into transactions with other vehicles or accounts managed by our Sponsor or its affiliates. These transactions will be conducted in accordance with the Management Agreement (including the requirement that the transactions be approved by us) and applicable laws and regulations.

The structure of our Manager’s fees may not create effective incentives and may cause our Manager to make riskier investments.

We will pay our Manager base management fees irrespective of the performance of our investments. That may reduce our Manager’s incentive to devote sufficient effort to seeking attractive investment opportunities as compared to an arrangement in which all fees are performance-based. In addition, because the base management fees are based upon equity, our Manager may be incentivized to increase our equity even if doing so would dilute potential returns for our existing stockholders. On the other hand, our Manager is also entitled to receive incentive fees based on our quarterly performance. These incentive fees may lead our Manager to place undue emphasis on the maximization of short-term net income at the expense of effective risk management in order to achieve higher incentive fees (for example, by causing our Manager to underwrite investments that are generally riskier and more speculative and/or by being unduly aggressive in deploying capital such that we fail to maintain adequate liquidity). This could result in increased risk to our loan portfolio. Accordingly, the structure of our Manager’s fees may fail to promote effective alignment of interests between our Manager and us at any given time, which could materially and adversely affect us.

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

We are generally required to annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, for us to qualify as a REIT, which requirement we currently intend to satisfy through quarterly distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. Our ability to pay dividends may be adversely affected by a number of factors, including due to the risk factors described in this report. Any distributions we make to our stockholders will be at the discretion of our Board and will depend upon our historical and anticipated REIT taxable income, results of operations, financial condition, liquidity, financing agreements (including covenants), maintenance of our REIT qualification, our exclusion from registration under the 1940 Act, applicable provisions of the Maryland General Corporation Law (“MGCL”) and such other factors as our Board deems relevant. We believe that a change in any one of the following factors could adversely impair our ability to pay dividends to our stockholders:

•
our ability to make investments that generate attractive risk-adjusted returns;
•
margin calls, obligations to accelerate repayment of financings or other expenses that reduce our cash flow;
•
defaults in our portfolio or decreases in the value of our portfolio; and
•
the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

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

There can be no assurance that we and our subsidiaries will be able to successfully avoid operating as an unregistered investment company. If the SEC determined that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would potentially be unable to enforce contracts with third parties and that third parties could seek to obtain rescission of transactions undertaken during the period for which it was established that we were an unregistered investment company. Any of these results would have a material adverse effect on us. Since we will not be subject to the 1940 Act, we will not be subject to its substantive provisions, including provisions requiring diversification of investments, limiting leverage and restricting investments in illiquid assets.

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

In addition, our charter obligates us, to the maximum extent permitted by Maryland law in effect from time to time, to indemnify and, without requiring a preliminary determination of the ultimate entitlement to indemnification, pay or reimburse reasonable expenses in advance of final disposition of a proceeding to: (a) any present or former director or officer who is made or threatened to be made a party to, or witness in, the proceeding by reason of his or her service in that capacity; or (b) any individual who, while a director or officer of the Company and at our request, serves or has served as a director, officer, partner, member, manager, trustee, employee or agent of another corporation, real estate investment trust, partnership, limited liability company, joint venture, trust, employee benefit plan or other enterprise and who is made or threatened to be made a party to, or witness in, the proceeding by reason of his or her service in that capacity.

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
•
we could be subject to the one percent excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022; and
•
unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.

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

Finally, in the event that any debt instrument that we acquire is delinquent as to mandatory principal and interest payments, or in the event payments with respect to a particular debt instrument are not made when due, we may nonetheless be required to continue to recognize the unpaid interest as REIT taxable income as it accrues, despite doubt as to its ultimate collectability. We may also be required to accrue interest income with respect to subordinate MBS at its stated rate regardless of whether corresponding cash payments are received or are ultimately collectible. In each case, while an offsetting loss deduction generally should be available to us when the interest was determined to be uncollectible, the utility of that deduction could depend on our having REIT taxable income in that later year or thereafter.

The “taxable mortgage pool” rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.

Securitizations by us or our subsidiaries could result in the creation of taxable mortgage pools, or TMPs, for U.S. federal income tax purposes. As a result, we could have “excess inclusion income.” Certain categories of stockholders, such as non-U.S. stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to any excess inclusion income. In addition, to the extent that our common stock is owned by tax-exempt “disqualified organizations,”

such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business taxable income, or UBTI, we may incur a corporate-level tax on a portion of any excess inclusion income. Moreover, we could face limitations in selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

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

“Qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates are generally subject to tax at preferential rates, currently at a maximum federal rate of 20%. Dividends payable by REITs, however, generally are not eligible for the preferential tax rates applicable to qualified dividend income. However, U.S. stockholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (e.g., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning after December 31, 2017 and before January 1, 2026, subject to certain holding period requirements. Although this deduction reduces the effective U.S. federal income tax rate applicable to certain dividends paid by REITs (generally to 29.6% assuming the stockholder is subject to the 37% maximum rate), such tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. Accordingly, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the stock of REITs, including the per share trading price of our common stock.

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

Legislative or other actions affecting REITs may materially and adversely affect our stockholders and us.

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

As a public company with listed equity securities, we are required to comply with new laws, regulations and requirements, including the requirements of the Exchange Act, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, related regulations of the SEC and requirements of the NYSE. The Exchange Act requires that we file annual, quarterly and current reports with the SEC. The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting. These reporting and other obligations place significant demands on our Manager’s senior management team, administrative, operational and accounting resources and cause us to incur significant expenses. Additionally, we have implemented additional financial and other controls, reporting systems and procedures, and outsourced an internal audit function. If we are unable to continue to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired.

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
•
general market and economic conditions, and trends including inflationary concerns and the current state of the credit and capital markets, and the impact of natural disasters, prolonged civil unrest, political instability or uncertainty, including the military conflicts between Russia and Ukraine, Israel and Hamas, and other conflicts throughout the Middle East and North Africa more broadly, tensions involving Russia, China, and Iran, military activities, or broad-based sanctions, should they continue for the long term or escalate, global health crises and other events on market and economic conditions;
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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

Our Manager has developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of its critical systems and our critical information. Our Manager’s cybersecurity risk management program includes a cybersecurity incident response plan.

Our Manager uses the Center for Internet Security Critical Security Controls as a guide to help identify, assess, and manage cybersecurity risks relevant to our business. This does not imply that our Manager meets any particular technical standards, specifications, or requirements.

Our Manager’s cybersecurity risk management program includes the following key elements:

•
risk assessments designed to help identify material cybersecurity risks to critical systems, information, services, and our Manager’s broader enterprise information technology (“IT”) environment;
•
a team comprised of IT and Legal & Compliance personnel of our Manager principally responsible for directing (1) the cybersecurity risk assessment processes, (2) our Manager’s security processes, and (3) our response to cybersecurity incidents;
•
the use of external cybersecurity service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes or those of our Manager;
•
cybersecurity awareness training of employees with access to our Manager’s IT systems;
•
a cybersecurity incident response plan; and
•
a third-party risk assessment process for key service providers.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – Operational risks, including the risk of cyberattacks, may disrupt our businesses, result in losses and limit our growth.”

Cybersecurity Governance

Our Board has generally delegated the cybersecurity risk oversight function to the Audit Committee. The Audit Committee monitors our Manager’s design and implementation of its cybersecurity risk management program.

Our Manager’s Director of Technology periodically reports to the Audit Committee and provides briefings on cybersecurity risks, our Manager’s cyber risk management program, and, if applicable, known cybersecurity incidents. The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. Audit Committee members also receive presentations on cybersecurity topics from our Manager’s Director of Technology or external experts as part of the Board’s continuing education on topics that impact public companies.

Our Manager’s Director of Technology leads our Manager’s overall cybersecurity function and supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, including alerts and reports produced by security tools deployed in our Manager’s IT environment.

Our Manager’s Director of Technology is responsible for assessing and managing our Manager’s material risks from cybersecurity threats and has primary responsibility for leading our Manager’s overall cybersecurity risk management program and external IT cybersecurity service providers. Our Manager’s Director of Technology has pertinent related experience in managing IT infrastructure and participates in various industry peer groups and organizations.

Item 2. Properties.

Our corporate headquarters office, which is leased by our Manager’s affiliate, is located at 60 Columbus Circle, 20th Floor, New York, NY, 10023. We consider these facilities to be suitable and adequate for the management and operations of our business.

Item 3. Legal Proceedings.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2023, we were not involved in any material legal proceedings. Refer to Note 14 to our consolidated financial statements for information on our commitments and contingencies.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION FOR COMMON STOCK, HOLDERS OF RECORD AND DIVIDEND POLICY

On November 3, 2021, our common stock began trading on the NYSE under the symbol “CMTG.” As of February 16, 2024, there were approximately 21 stockholders of record of our common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.

We intend to declare and pay regular quarterly dividends to our stockholders, although all future distributions will be declared and paid at the discretion of the Board of Directors and will depend upon cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Directors deems relevant.

The following table sets forth the dividends declared per share during each calendar quarter for 2023, 2022, and 2021:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2023 Cash dividend	$0.37	$0.37	$0.25	$0.25
2022 Cash dividend	$0.37	$0.37	$0.37	$0.37
2021 Cash dividend	$0.37	$0.37	$0.37	$0.37

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

None.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

EQUITY COMPENSATION PLAN INFORMATION

Our equity compensation plan information required by this item will be included in the Proxy Statement to be filed relating to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

PERFORMANCE GRAPH

The information below shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act. The following graph is a comparison of the cumulative total stockholder return on shares of our common stock, the Russell 2000 Index (the “Russell 2000”), and the Bloomberg REIT Mortgage Index, a published industry index, from November 3, 2021 (the date our common stock began trading on the NYSE) to December 31, 2023. The graph assumes that $100 was invested on November 3, 2021 in our common stock, the Russell 2000 and the Bloomberg REIT Mortgage Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

40.0%
30.0%
20.0%
10.0%
0.0%
-10.0%
-20.0%
-30.0%
-40.0%
-50.0%
0.4%
-13.0%
-17.8%
Nov-21
Dec-21
Jan-22
Feb-22
Mar-22
Apr-22
May-22
Jun-22
Jul-22
Aug-22
Sep-22
Oct-22
Nov-22
Dec-22
Jan-23
Feb-23
Mar-23
Apr-23
May-23
Jun-23
Jul-23
Aug-23
Sep-23
Oct-23
Nov-23
Dec-23
CMTG
RTY Index
BBREMTG Index

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including those discussed in Part I. Item 1A, “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K.

Introduction

We are a CRE finance company focused primarily on originating senior and subordinate loans on transitional CRE assets located in major U.S. markets, including mortgage loans secured by a first priority or subordinate mortgage on transitional CRE assets, and subordinate loans including mezzanine loans secured by a pledge of equity ownership interests in the direct or indirect property owner rather than directly in the underlying commercial properties. These loans are subordinate to a mortgage loan but senior to the property owner’s equity ownership interests. Transitional CRE assets are properties that require repositioning, renovation, rehabilitation, leasing, development or redevelopment or other value-added elements in order to maximize value. We believe our Sponsor’s real estate development, ownership and operations experience, and infrastructure differentiates us in lending on these transitional CRE assets. Our objective is to be a premier provider of debt capital for transitional CRE assets and, in doing so, to generate attractive risk-adjusted returns for our stockholders over time, primarily through dividends. We strive to create a diversified investment portfolio of CRE loans that we generally intend to hold to maturity. We focus primarily on originating loans ranging from $50 million to $300 million on transitional CRE assets located in U.S. markets with attractive fundamental characteristics supported by macroeconomic tailwinds.

We were organized as a Maryland corporation on April 29, 2015 and commenced operations on August 25, 2015, and our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol “CMTG.” We have elected and believe we have qualified to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015. We are externally managed and advised by our Manager, an investment adviser registered with the Securities and Exchange Commission (“SEC”) pursuant to the Investment Advisers Act of 1940, as amended, (the “Advisers Act”). We operate our business in a manner that permits us to maintain our exclusion from registration under the Investment Company Act of 1940, as amended (the “1940 Act”).

I. Key Financial Measures and Indicators

As a CRE finance company, we believe the key financial measures and indicators for our business are net income (loss) per share, Distributable Earnings (Loss) per share, Distributable Earnings per share prior to realized gains and losses, which includes principal charge-offs, dividends declared per share, book value per share, adjusted book value per share, Net Debt-to-Equity Ratio and Total Leverage Ratio. During the year ended December 31, 2023, we had net income per share of $0.02, Distributable Earnings (Loss) per share of $0.28, and Distributable Earnings per share prior to realized gains and principal charge-offs of $1.31, and dividends declared per share of $1.24. As of December 31, 2023, our book value per share was $16.28, our adjusted book value per share was $17.03, our Net-Debt-to-Equity Ratio was 2.4x, and our Total Leverage Ratio was 2.8x. We use Net Debt-to-Equity Ratio and Total Leverage Ratio, financial measures which are not prepared in accordance with GAAP, to evaluate our financial leverage, which in the case of our Total Leverage Ratio, makes certain adjustments that we believe provide a more conservative measure of our financial condition.

Net Income Per Share and Dividends Declared Per Share

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share ($ in thousands, except share and per share data):

	Three Months Ended	Year Ended
	December 31, 2023	December 31, 2023	December 31, 2022
Net income attributable to common stockholders	$34,043	$6,027	$112,064
Weighted average shares of common stock outstanding, basic and diluted	138,776,355	138,617,043	139,306,311
Basic and diluted net income per share of common stock	$0.24	$0.02	$0.79
Dividends declared per share of common stock	$0.25	$1.24	$1.48

We intend to declare and pay regular quarterly dividends to our stockholders, although all future distributions will be declared and paid at the discretion of the Board of Directors and will depend upon cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Directors deems relevant.

Distributable Earnings (Loss)

Distributable Earnings (Loss) is a non-GAAP measure used to evaluate our performance excluding the effects of certain transactions, non-cash items and GAAP adjustments, as determined by our Manager. Distributable Earnings (Loss) is a non-GAAP measure, which we define as net income (loss) in accordance with GAAP, excluding (i) non-cash stock-based compensation expense, (ii) real estate depreciation and amortization, (iii) any unrealized gains or losses from mark-to-market valuation changes (other than permanent impairments) that are included in net income (loss) for the applicable period, (iv) one-time events pursuant to changes in GAAP and (v) certain non-cash items, which in the judgment of our Manager, should not be included in Distributable Earnings (Loss). Furthermore, the Company presents Distributable Earnings prior to realized gains and losses, which includes principal charge-offs, as the Company believes this more easily allows our Board, Manager, and investors to compare our operating performance to our peers, to assess our ability to declare and pay dividends, and to determine our compliance with certain financial covenants. Pursuant to the Management Agreement, we use Core Earnings, which is substantially the same as Distributable Earnings (Loss) excluding incentive fees, to determine the incentive fees we pay our Manager.

We believe that Distributable Earnings (Loss) and Distributable Earnings prior to realized gains and losses provide meaningful information to consider in addition to our net income (loss) and cash flows from operating activities in accordance with GAAP. Distributable Earnings (Loss) and Distributable Earnings prior to realized gains and losses do not represent net income (loss) or cash flows from operating activities in accordance with GAAP and should not be considered as an alternative to GAAP net income (loss), an indication of our cash flows from operating activities, a measure of our liquidity or an indication of funds available for our cash needs. In addition, our methodology for calculating these non-GAAP measures may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures and, accordingly, our reported Distributable Earnings (Loss) and Distributable Earnings prior to realized gains and losses may not be comparable to the Distributable Earnings (Loss) and Distributable Earnings prior to realized gains and losses reported by other companies.

In order to maintain our status as a REIT, we are required to distribute at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, as dividends. Distributable Earnings (Loss), Distributable Earnings prior to realized gains and losses, and other similar measures, have historically been a useful indicator over time of a mortgage REIT’s ability to cover its dividends, and to mortgage REITs themselves in determining the amount of any dividends to declare. Distributable Earnings (Loss) and Distributable Earnings prior to realized gains and losses are key factors, among others, considered by the Board in setting the dividend each quarter and as such we believe Distributable Earnings (Loss) and Distributable Earnings prior to realized gains and losses are also useful to investors.

While Distributable Earnings (Loss) excludes the impact of our provision for or reversal of current expected credit loss reserve, principal charge-offs are recognized through Distributable Earnings (Loss) when deemed non-recoverable. Non-recoverability is determined (i) upon the resolution of a loan (i.e., when the loan is repaid, fully or partially, or when we acquire title in the case of foreclosure, deed-in-lieu of foreclosure, or assignment-in-lieu of foreclosure), or (ii) with respect to any amount due under any loan, when such amount is determined to be uncollectible.

In determining Distributable Earnings (Loss) per share and Distributable Earnings per share prior to realized gains and losses, the dilutive effect of unvested RSUs is considered. The weighted average diluted shares outstanding used for Distributable Earnings (Loss) has been adjusted from weighted average diluted shares under GAAP to include weighted average unvested RSUs.

The table below summarizes the reconciliation from weighted average diluted shares under GAAP to the weighted average diluted shares used for Distributable Earnings (Loss) for the years ended December 31, 2023 and 2022:

Weighted Averages	December 31, 2023	December 31, 2022
Diluted Shares - GAAP	138,617,043	139,306,311
Unvested RSUs	2,637,717	1,190,126
Diluted Shares - Distributable Earnings (Loss)	141,254,760	140,496,437

The following table provides a reconciliation of net income attributable to common stock to Distributable Earnings (Loss) and Distributable Earnings prior to realized gains and principal charge-offs ($ in thousands, except share and per share data):

	Three Months Ended	Year Ended
	December 31, 2023	December 31, 2023	December 31, 2022
Net income attributable to common stock:	$34,043	$6,027	$112,064
Adjustments:
Non-cash stock-based compensation expense	4,469	16,599	7,457
Provision for current expected credit loss reserve	5,247	153,683	84,361
Depreciation and amortization expense	2,579	9,287	8,041
Amortization of above and below market lease values, net	354	708	-
Unrealized loss (gain) on interest rate cap	1,835	5,157	(6,042)
Gain on extinguishment of debt	-	(2,217)	-
Gain on sale of loan	-	(575)	-
Gain on foreclosure of real estate owned	(4,162)	(4,162)	-
Distributable Earnings prior to realized gains and principal charge-offs	$44,365	$184,507	$205,881
Gain on sale of loan	-	575	-
Gain on extinguishment of debt	-	2,217	-
Principal charge-offs	(7,468)	(147,361)	(11,527)
Distributable Earnings (Loss)	$36,897	$39,938	$194,354
Weighted average diluted shares - Distributable Earnings (Loss)	141,321,572	141,254,760	140,496,437
Diluted Distributable Earnings per share prior to realized gains and principal charge-offs	$0.31	$1.31	$1.47
Diluted Distributable Earnings (Loss) per share	$0.26	$0.28	$1.38

Book Value Per Share

We believe that presenting book value per share adjusted for the general current expected credit loss reserve and accumulated depreciation and amortization on our real estate owned and related lease intangibles is useful for investors as it enhances the comparability across the industry. We believe that our investors and lenders consider book value excluding these items as an important metric related to our overall capitalization.

The following table sets forth the calculation of our book value and our adjusted book value per share as of December 31, 2023 and 2022 ($ in thousands, except share and per share data):

	December 31, 2023	December 31, 2022
Equity	$2,299,900	$2,456,471
Number of shares of common stock outstanding and RSUs	141,313,339	140,542,274
Book Value per share(1)	$16.28	$17.48
Add back: accumulated depreciation on real estate owned and accumulated amortization of related lease intangibles	$0.18	$0.11
Add back: general CECL reserve	$0.57	$0.61
Adjusted Book Value per share	$17.03	$18.20

(1)
Calculated as (i) total equity divided by (ii) number of shares of common stock outstanding and RSUs at period end.

II. Our Portfolio

The below table summarizes our loans receivable held-for-investment as of December 31, 2023 ($ in thousands):

					Weighted Average(3)
	Number of Loans	Loan Commitment(1)	Unpaid Principal Balance	Carrying Value (2)	Yield to Maturity(4)	Term to Initial Maturity (in years)	Term to Fully Extended Maturity (in years)(5)	LTV(6)
Senior and subordinate loans	65	$8,121,436	$7,044,524	$6,947,796	9.1%	1.2	2.6	69.2%

(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.

(2)
Net of specific CECL reserve of $72.6 million.
(3)
Weighted averages are based on unpaid principal balance.
(4)
Represents the weighted average annualized yield to initial maturity of each loan, inclusive of coupon, and fees received, based on the applicable floating benchmark rate/floors (if applicable), in place as of December 31, 2023. For loans placed on non-accrual, the annualized yield to initial maturity used in calculating the weighted average annualized yield to initial maturity is 0%.
(5)
Fully extended maturity assumes all extension options are exercised by the borrower upon satisfaction of the applicable conditions.
(6)
LTV represents “loan-to-value” or “loan-to-cost,” which is calculated as our total loan commitment from time to time, as if fully funded, plus any financings that are pari passu with or senior to our loan, divided by our estimate of either (1) the value of the underlying real estate, determined in accordance with our underwriting process (typically consistent with, if not less than, the value set forth in a third-party appraisal) or (2) the borrower’s projected, fully funded cost basis in the asset, in each case as we deem appropriate for the relevant loan and other loans with similar characteristics. Underwritten values and projected costs should not be assumed to reflect our judgment of current market values or project costs, which may have changed materially since the date of origination. LTV is updated only in connection with a partial loan paydown and/or release of collateral, material changes to expected project costs, the receipt of a new appraisal (typically in connection with financing or refinancing activity) or a change in our loan commitment. Totals represent weighted average based on loan commitment, including non-consolidated senior interests and pari passu interests. Loans with specific CECL reserves are reflected as 100% LTV.

Our loans receivable held-for-sale as of December 31, 2023 were comprised of the following loans ($ in thousands):

Property Type	Location	Loan Commitment	Unpaid Principal Balance	Carrying Value Before Principal Charge-Off	Principal Charge-Off	Held-For-Sale Carrying Value
For Sale Condo	FL	$160,000	$158,180	$157,346	$-	$157,346
Multifamily	FL	77,115	76,580	76,275	-	76,275
Mixed-Use	FL	141,791	36,773	35,556	(7,468)	28,088
Total		$378,906	$271,533	$269,177	$(7,468)	$261,709

In January of 2024, we sold these three senior loans to an unaffiliated purchaser. The principal charge-off follows the recognition of an incremental specific CECL reserve in the same amount and is allocated and attributable to the construction status of one loan’s collateral asset and such loan’s $105.0 million of remaining unfunded commitments. As of September 30, 2023, the loans were ascribed loan risk ratings ranging from 2 to 3. As of December 31, 2023, we determined that these loans met the held-for-sale criteria and were not considered in determining our general CECL reserve.

Portfolio Activity and Overview

The following table summarizes changes in unpaid principal balance for our loans receivable held-for-investment ($ in thousands):

	Three Months Ended December 31, 2023	Year Ended December 31, 2023	Year Ended December 31, 2022
Unpaid principal balance, beginning of period	$7,185,948	$7,538,525	$6,441,238
Initial funding of loans	-	101,059	2,030,456
Advances on loans	168,012	730,350	679,258
Loan repayments	(37,903)	(584,970)	(1,484,880)
Sales of loans receivable	-	(260,110)	(116,020)
Transfer to real estate owned (See Note 5)	-	(208,797)	-
Transfer to loans held-for-sale	(271,533)	(271,533)	-
Principal charge-offs	-	-	(11,527)
Total net fundings/(repayments/sales/transfers)	(141,424)	(494,001)	1,097,287
Unpaid principal balance, end of period	$7,044,524	$7,044,524	$7,538,525

The following table details our individual loan receivables held-for-investment based on unpaid principal balances as of December 31, 2023 ($ in thousands):

Loan Number	Loan type	Origination Date	Loan Commitment(1)	Unpaid Principal Balance	Carrying Value (2)	Fully Extended Maturity(3)	Property Type(4)	Construction (4, 5)	Location	Risk Rating
1	Senior	12/16/2021	$405,000	$401,157	$399,441	6/16/2027	Multifamily	-	CA	3
2	Senior	11/1/2019	390,000	390,000	389,508	11/1/2026	Multifamily	-	NY	3
3	Senior	7/12/2018	265,000	265,000	266,350	8/1/2028	Hospitality	-	NY	3
4	Senior	7/26/2021	225,000	225,000	224,789	7/26/2026	Hospitality	-	GA	3
5	Senior	6/30/2022	227,000	216,186	214,947	6/30/2029	Hospitality	-	CA	3
6	Senior	2/15/2022	262,122	214,480	212,877	2/15/2027	Multifamily	Y	CA	4
7	Senior	8/17/2022	235,000	213,831	212,751	8/17/2027	Hospitality	-	CA	3
8	Senior	10/18/2019	247,260	208,928	208,928	10/18/2024	For Sale Condo	-	CA	3
9	Senior	10/4/2019	197,332	189,047	188,796	10/1/2025	Mixed-Use	-	DC	3
10	Senior	9/7/2018	182,970	182,970	182,723	10/18/2024	Land	-	NY	3
11	Senior	9/26/2019	319,900	174,201	174,201	3/31/2026	Office	-	GA	4
12	Senior	1/14/2022	170,000	170,000	169,420	1/14/2027	Multifamily	-	CO	3
13	Senior	4/14/2022	193,400	168,941	168,116	4/14/2027	Multifamily	-	MI	3
14	Senior	9/8/2022	160,000	155,000	154,111	9/8/2027	Multifamily	-	AZ	3
15	Senior	1/9/2018	151,326	151,326	120,100	1/9/2024	Land	-	VA	5
16	Senior	2/28/2019	150,000	150,000	149,938	2/28/2024	Office	-	CT	4
17	Senior	12/30/2021	136,500	136,500	136,160	12/30/2025	Multifamily	-	PA	3
18	Senior	4/26/2022	151,698	133,630	132,807	4/26/2027	Multifamily	-	TX	3
19	Senior	12/10/2021	130,000	130,000	129,652	12/10/2026	Multifamily	-	VA	3
20	Subordinate	12/9/2021	125,000	125,000	124,817	1/1/2027	Office	-	IL	3
21	Senior	6/17/2022	127,250	123,346	122,488	6/17/2027	Multifamily	-	TX	3
22	Senior	9/30/2019	122,500	122,500	122,490	2/9/2027	Office	-	NY	4
23	Senior	4/29/2019	122,123	119,643	119,543	4/29/2025	Mixed-Use	-	NY	3
24	Senior	3/1/2022	122,000	119,084	118,522	2/28/2027	Multifamily	-	TX	4
25	Senior	8/8/2022	115,000	115,000	114,787	8/8/2027	Multifamily	-	CO	3
26	Senior	7/20/2021	113,500	113,500	113,637	7/20/2026	Multifamily	-	IL	3
27	Senior	2/13/2020	124,810	112,442	91,640	2/13/2025	Office	-	CA	5
28	Senior	5/13/2022	202,500	112,303	110,418	5/13/2027	Mixed-Use	Y	VA	3
29	Senior	6/7/2018	104,250	104,250	105,343	1/15/2022	Hospitality	Y	NY	4
30	Senior	12/15/2021	103,000	103,000	102,709	12/15/2026	Mixed-Use	-	TN	3
31	Senior	3/21/2023	101,059	101,059	100,886	4/1/2028	Hospitality	-	CA	3
32	Senior	3/22/2021	148,303	99,131	98,566	3/22/2026	Other	-	MA	3
33	Senior	8/2/2021	100,000	98,214	97,827	8/2/2026	Office	-	CA	4
34	Senior	1/27/2022	100,800	96,529	96,082	1/27/2027	Multifamily	-	NV	3
35	Senior	3/31/2020	87,750	87,750	87,750	2/9/2025	Office	-	TX	4
36	Senior	12/21/2018	87,741	87,741	88,166	6/21/2022	Land	-	NY	4
37	Senior	8/1/2022	115,250	78,500	78,390	7/30/2026	Hospitality	Y	NY	4
38	Senior	11/4/2022	140,000	78,018	76,951	11/9/2026	Other	Y	MA	3
39	Senior	1/10/2022	130,461	77,560	76,463	1/9/2027	Other	-	PA	3
40	Senior	7/10/2018	76,369	76,369	76,369	6/10/2024	Hospitality	-	CA	4
41	Senior	7/27/2022	76,000	75,550	75,303	7/27/2027	Multifamily	-	UT	3
42	Senior	4/5/2019	75,500	75,500	75,453	4/5/2024	Mixed-Use	-	NY	3
43	Senior	8/27/2021	84,810	71,492	51,140	8/27/2026	Office	-	GA	5
44	Senior	6/3/2021	79,600	70,654	70,449	6/3/2026	Other	-	MI	3
45	Senior	12/22/2021	83,901	67,742	67,439	12/22/2026	Multifamily	-	TX	4
46	Senior	7/31/2019	67,000	67,000	67,000	10/31/2021	Land	-	NY	4
47	Senior	10/13/2022	106,500	66,606	65,637	10/13/2026	Other	Y	NV	3
48	Senior	9/2/2022	176,257	65,991	64,270	9/2/2027	Multifamily	Y	UT	3
49	Senior	2/2/2022	90,000	62,712	61,941	2/2/2027	Office	-	WA	3
50	Senior	1/19/2022	73,677	59,607	59,242	1/19/2027	Hospitality	-	TN	3
51	Senior	11/24/2021	60,255	53,035	52,662	11/24/2026	Multifamily	-	NV	3
52	Senior	3/15/2022	53,300	50,164	49,957	3/15/2027	Multifamily	-	AZ	4
53	Senior	2/4/2022	44,768	38,753	38,560	2/4/2027	Multifamily	-	TX	4
54	Subordinate	7/2/2021	30,200	30,200	30,313	7/2/2024	Land	-	FL	3
55	Senior	4/18/2019	30,000	30,000	29,950	5/1/2024	Land	-	MA	3
56	Senior	1/4/2022	32,795	29,519	29,263	1/4/2027	Other	Y	GA	3
57	Senior	2/17/2022	28,479	24,865	24,758	2/17/2027	Multifamily	-	TX	3
58	Senior	2/25/2022	53,984	22,396	21,898	2/25/2027	Other	Y	GA	3
59	Senior	4/19/2022	23,378	16,174	15,971	4/19/2027	Other	Y	GA	3
60	Senior	2/18/2022	32,083	14,882	14,593	2/18/2027	Other	Y	FL	3
61	Senior	4/19/2022	24,245	11,116	10,892	4/19/2027	Other	Y	GA	3
62	Senior	8/2/2019	10,645	10,645	10,868	2/2/2024	For Sale Condo	-	NY	3
63	Senior	7/1/2019	1,899	1,899	1,899	12/30/2020	Other	-	Other	5
64	Subordinate	8/2/2018	886	886	-	7/9/2023	Other	-	NY	5
65	Senior	12/21/2022	112,100	-	(1,121)	12/21/2027	Multifamily	Y	WA	3
Total			$8,121,436	$7,044,524	$6,947,796
General CECL reserve					(70,371)
Grand Total/Weighted Average			$8,121,436	$7,044,524	$6,877,425			17.1%		3.3

(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Net of specific CECL reserve of $72.6 million.
(3)
Fully extended maturity assumes all extension options are exercised by the borrower upon satisfaction of the applicable conditions.
(4)
Classification of property type and construction status reflect the state of collateral as of December 31, 2023.
(5)
Percent of total construction loans based on loan commitments as of December 31, 2023.

Real Estate Owned

On February 8, 2021, we acquired legal title to a portfolio of seven limited service hotels located in New York, NY through a foreclosure. Prior to the foreclosure, the hotel portfolio represented the collateral for a mezzanine loan held by us with an unpaid principal balance of $103.9 million and a securitized senior mortgage with an unpaid principal balance of $300.0 million held by third parties. Both loans were in default as a result of the borrower failing to pay debt service. Upon foreclosure, we assumed the securitized senior mortgage, which is non-recourse to us, and recorded a gain of $1.4 million based upon the hotel portfolio’s $414.0 million estimated fair value as determined by a third-party appraisal. As of December 31, 2023, the hotel portfolio appears as part of real estate owned, net on our consolidated balance sheet and is encumbered by a $290.0 million securitized senior mortgage, which is included as a liability on our consolidated balance sheet. On February 7, 2024, we modified this loan agreement to provide for, among other things, an extension of the contractual maturity date to November 9, 2024, a $10.0 million principal paydown, and partial recourse to us.

On June 30, 2023, we acquired legal title to a mixed-use property located in New York, NY and the equity interests therein through an assignment-in-lieu of foreclosure. The mixed-use property contains office, retail, and signage components. Prior to the assignment-in-lieu of foreclosure, the mixed-use property and a pledge of equity interests therein represented the collateral for a senior loan with an unpaid principal balance of $208.8 million, which was in default as a result of the borrower failing to pay debt service. As of December 31, 2023, the mixed-use property appears as part of real estate owned, net and related lease intangibles, net appear within other assets and other liabilities on our consolidated balance sheet and is unencumbered.

Refer to Note 5 to our consolidated financial statements for additional details.

Asset Management

Our Manager proactively manages the loans in our portfolio from closing to final repayment and our Sponsor has dedicated asset management employees to perform asset management services. Following the closing of an investment, the asset management team rigorously monitors the loan, with an emphasis on ongoing analyses of both quantitative and qualitative matters, including financial, legal, and market conditions. Through the final repayment of a loan, the asset management team maintains regular contact with borrowers, servicers and local market experts monitoring performance of the collateral, anticipating borrower, property and market issues, and enforcing our rights and remedies when appropriate.

Some of our borrowers may experience delays in the execution of their business plans or changes in market conditions which may impact the performance of the underlying collateral asset, borrower, or sponsor. As a transitional lender, we may from time to time execute loan modifications with borrowers when and if appropriate, which may include additional equity contributions from them, repurposing of reserves, pledge of additional collateral or other forms of credit support, provide additional guarantees, temporary deferrals of interest or principal, and/or partial deferral of coupon interest as payment-in-kind interest. To the extent warranted by ongoing conditions specific to our borrowers or overall market conditions, we may make additional modifications when and if appropriate, and depending on the business plans, financial condition, liquidity and results of operations of our borrowers, among other factors.

Our Manager evaluates the credit quality of each of our loans receivable on an individual basis and assigns a risk rating at least quarterly. We have developed a loan grading system for all of our outstanding loans receivable that are collateralized directly or indirectly by real estate. Grading criteria include, but are not limited to, as-is or as-stabilized debt yield, term of loan, property type, property or collateral location, loan type and other more subjective variables that include, but is not limited to, as-is or as-stabilized collateral value, market conditions, industry conditions and sponsor’s financial stability. While evaluating the credit quality of each loan within our portfolio, we assess these quantitative and qualitative factors as a whole and with no pre-prescribed weight on their impact to our determination of a loan’s risk rating. However, based upon the facts and circumstances for each loan and the overall market conditions, we may consider certain previously mentioned factors more or less relevant than others. We utilize the grading system to determine each loan’s risk of loss and to provide a determination as to whether an individual loan is impaired and whether a specific CECL reserve is necessary. Based on a 5-point scale, the loans are graded “1” through “5,” from less risk to greater risk, respectively. The weighted average risk rating of our total loan portfolio was 3.3 at December 31, 2023.

Current Expected Credit Losses

The current expected credit loss reserve required under GAAP reflects our current estimate of potential credit losses related to our loan commitments. See Note 2 to our consolidated financial statements for further detail of our current expected credit loss reserve methodology.

During the year ended December 31, 2023, we recorded a provision for current expected credit losses of $153.7 million, which consisted of a $159.6 million increase in our specific CECL reserve prior to principal charge-offs, and a reversal of $6.0 million of general CECL reserves. The reversal of general CECL reserves was primarily attributable to the seasoning of our portfolio and a reduction in the size of our loan portfolio subject to determination of the general CECL reserve, partially offset by deteriorating macroeconomic conditions. As of December 31, 2023, our total current expected credit loss reserve was $152.7 million. See discussion above regarding principal charge-offs related to loans classified as held-for-sale as of December 31, 2023.

During the year ended December 31, 2022, we recorded a provision for current expected credit losses of $84.4 million, which consisted of a $65.5 million increase in our specific CECL reserve prior to a principal charge-off, and an increase of $18.9 million in our general CECL reserve. The increase in the total current expected credit loss reserve was primarily attributable to additional specific CECL reserves, an increase in the size of the portfolio and deteriorating macroeconomic conditions. As of December 31, 2022, our total current expected credit loss reserve was $146.4 million.

Specific CECL Reserves

The following table presents a summary of our loans receivable held-for-investment with specific CECL reserves as of December 31, 2023 ($ in thousands):

Property Type	Location	Unpaid Principal Balance	Carrying Value Before Specific CECL Reserve	Specific CECL Reserve	Net Carrying Value
Land	VA	$151,326	$151,326	$31,226	$120,100
Office	CA	112,442	112,163	20,523	91,640
Office	GA	71,492	71,094	19,954	51,140
Other	NY	886	884	884	-
Total		$336,146	$335,467	$72,587	$262,880

During the three months ended September 30, 2023, we recorded a specific CECL reserve of $30.6 million in connection with a senior loan with a borrower that is experiencing financial difficulty and the loan is in maturity default. During the three months ended December 31, 2023, we recorded additional specific CECL reserves totaling $0.6 million as a result of protective advances made during the quarter, resulting in a total specific CECL reserve of $31.2 million. The loan is secured by land in Arlington, VA and as of December 31, 2023, has an unpaid principal balance and carrying value prior to any specific CECL reserve of $151.3 million and is in maturity default. Effective January 1, 2023, this loan was placed on non-accrual status.

During the three months ended September 30, 2023, we recorded a specific CECL reserve of $20.6 million in connection with a senior loan with a borrower that is experiencing financial difficulty. During the three months ended December 31, 2023, we reduced the specific CECL reserve based on changes to the collateral value, resulting in a total specific CECL reserve of $20.5 million. The loan is secured by an office building in San Francisco, CA and a pledge of equity interests therein. As of December 31, 2023, this loan has an unpaid principal balance and carrying value prior to any specific CECL reserve of $112.4 million and $112.2 million, respectively, and an initial maturity date of February 13, 2024. Effective September 1, 2023, this loan was placed on non-accrual status.

During the three months ended September 30, 2023, we recorded a specific CECL reserve of $19.8 million in connection with a senior loan with a borrower that is experiencing financial difficulty. During the three months ended December 31, 2023, we reduced the specific CECL reserve based on changes to the collateral value, resulting in a total specific CECL reserve of $20.0 million. The loan is secured by an office building in Atlanta, GA and a pledge of equity interests therein. As of December 31, 2023, this loan has an unpaid principal balance and carrying value prior to any specific CECL reserve of $71.5 million and $71.1 million, respectively, and an initial maturity date of August 27, 2024. Effective September 1, 2023, this loan was placed on non-accrual status.

During the three months ended June 30, 2023, we recorded a specific CECL reserve of $0.9 million in connection with a subordinate loan with a borrower that is experiencing financial difficulty and the loan is in maturity default. The loan is secured by the equity interests in a retail condo in Brooklyn, NY and, as of December 31, 2023, has an unpaid principal balance and carrying value prior to any specific CECL reserve of $0.9 million and is in maturity default. Effective June 30, 2023, the loan was placed on non-accrual status.

During the three months ended December 31, 2022, we recorded a specific CECL reserve of $18.3 million in connection with a senior loan with a borrower that was experiencing financial difficulty. The loan had a then unpaid principal balance of $138.8 million, a carrying value prior to any specific CECL reserve of $138.3 million and an initial maturity date of August 8, 2024. The loan, which was comprised of a portfolio of uncrossed loans, was collateralized by a portfolio of multifamily properties located in San Francisco, CA. During the three months ended June 30, 2023, we recorded an additional specific CECL reserve of $18.8 million due to a revised valuation of the collateral properties. During the three months ended September 30, 2023, we sold the loan and recorded a principal charge-off of $73.0 million following the recognition of an incremental specific CECL reserve of $35.9 million due to a further decline in the value of the collateral properties. Effective December 1, 2022 and through the date of the loan sale, the loan was placed on non-accrual status. Prior to the loan sale and while the loan was on non-accrual status during 2023, we received payments of $1.1 million which were treated as a reduction in our carrying value.

During the three months ended December 31, 2022, we recorded a specific CECL reserve of $42.0 million in connection with a senior loan with a borrower that was experiencing financial difficulty. The loan was secured by a mixed-use building in New York, NY and a pledge of equity interests therein with an unpaid principal balance and carrying value prior to any specific CECL reserve of $208.8 million and an initial maturity date of February 1, 2023. On June 30, 2023, we obtained legal title to the collateral through an assignment-in-lieu of foreclosure and during the three months ended June 30, 2023 we recorded an additional specific CECL reserve of $29.2 million prior to a principal charge-off of $71.2 million. See Note 5 - Real Estate Owned for further detail. Effective November 1, 2022 and through the date of the assignment-in-lieu of foreclosure, this loan was placed on non-accrual status. Prior to obtaining legal title to the collateral and while the loan was on non-accrual status during 2023, we recognized $8.3 million of interest income.

Fair market values used to determine specific CECL reserves are calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach. Estimates of fair market values used to determine specific CECL reserves as of December 31, 2023 include assumptions of property specific cash flows over estimated holding periods, assumptions of property redevelopment costs, discount rates ranging from 7.5% to 9.5%, and market and terminal capitalization rates ranging from 6.0% to 8.3%. These assumptions are based upon the nature of the properties, recent sales and lease comparables, and anticipated real estate and capital market conditions.

Portfolio Financing

Our financing arrangements include repurchase arrangements, a term participation facility, asset-specific financings, debt related to real estate owned and secured term loan borrowings.

The following table summarizes our loans portfolio financing ($ in thousands):

	December 31, 2023
	Capacity	Borrowing Outstanding	Weighted Average Spread(1)
Repurchase agreements and term participation facility	$5,709,907	$4,271,112	+ 2.76%
Loan participations sold	120,634	120,634	+ 4.15%
Notes payable	419,867	286,827	+ 3.10%
Secured term loan	725,452	725,452	+ 4.50%
Debt related to real estate owned	290,000	290,000	+ 2.83%
Total / weighted average	$7,265,860	$5,694,025	+ 3.03%

(1)
Weighted average spread over the applicable benchmark rate is based on unpaid principal balance. One-month term Secured Overnight Financing Rate (“SOFR”) as of December 31, 2023 was 5.35%. Fixed rate loans are presented as a spread over the relevant floating benchmark rates.

Refer to Note 6 to our consolidated financial statements for additional details.

Repurchase Agreements and Term Participation Facility

We finance certain of our loans using repurchase agreements and a term participation facility. As of December 31, 2023, aggregate borrowings outstanding under our repurchase agreements and term participation facility totaled $4.3 billion, with a weighted average coupon of SOFR plus 2.76% per annum based on unpaid principal balance. As of December 31, 2023, outstanding borrowings under these facilities had a weighted average term to initial maturity and fully extended maturity of 1.2 years and 2.7 years, respectively, assuming all conditions to extend are met.

Each repurchase agreement contains “margin maintenance” provisions, which are designed to allow the counterparty to require the delivery of cash or other assets to de-lever financings on assets that are determined to have experienced a diminution in value. Since inception through December 31, 2023, we have not received any margin calls under any of our repurchase agreements. As of December 31, 2023, six of our loans were financed under the term participation facility.

Loan Participations Sold

We finance certain of our loans via the sale of a participation in such loans, and we present the loan participations sold as a liability on our consolidated balance sheet when such arrangements do not qualify as sales under GAAP. In instances where we have multiple loan participations with the same lender, the financings are generally not cross-collateralized. Each of our loan participations sold is generally term-matched to its underlying loan. As of December 31, 2023, two of our loans were financed with loan participations sold.

Notes Payable

We finance certain of our loans via secured financings that are generally non-recourse and are term-matched to the underlying loan. We refer to such financings as notes payable and they are secured by the related loans receivable. As of December 31, 2023, five of our loans were financed with notes payable.

Secured Term Loan

We have a secured term loan which we originally entered into on August 9, 2019. Our secured term loan is presented net of any original issue discount and transaction expenses which are deferred and recognized as interest expense over the life of the loan using the effective interest method. The secured term loan matures on August 9, 2026 and as of December 31, 2023 has an unpaid principal balance of $725.5 million and a carrying value of $712.6 million. During the year ended December 31, 2023, we purchased and retired $22.0 million of principal of our secured term loan for a price of $19.3 million, recognizing a $2.2 million gain on extinguishment of debt, inclusive of $0.5 million of unamortized deferred financing costs.

Debt Related to Real Estate Owned

On February 8, 2021 in connection with a foreclosure of a hotel portfolio we assumed a securitized senior mortgage, which is non-recourse to us, with a then unpaid principal balance of $300.0 million. On June 2, 2021, the terms of the securitized senior mortgage were modified to include an extension of the maturity date to February 9, 2024 and a principal repayment of $10.0 million. As of December 31, 2023, our debt related to real estate owned has an unpaid principal balance of $290.0 million, a carrying value of $289.9 million and a stated rate of one-month SOFR plus 2.83%, subject to a one-month SOFR floor of 0.75%. See Derivatives below for further detail of our interest rate cap. On February 7, 2024, we modified this loan agreement to provide for, among other things, an extension of the contractual maturity date to November 9, 2024, a $10.0 million principal paydown, and partial recourse to us. Concurrent with this modification, we purchased an interest rate cap for $0.5 million which provides for a strike rate of 5.00% through the extended contractual maturity date.

Derivatives

As part of the agreement to amend the terms of our debt related to real estate owned on June 2, 2021, we acquired an interest rate cap with a notional amount of $290.0 million, a strike rate of 3.00%, and a maturity date of February 15, 2024 for $275,000. The fair value of the interest rate cap is $0.9 million at December 31, 2023.

The interest rate cap effectively limits the maximum interest rate of our debt related to real estate owned to 5.83%. Changes in the fair value of our interest rate cap are recorded as an unrealized gain or loss on interest rate cap on our consolidated statements of operations and the fair value is recorded in other assets on our consolidated balance sheets. Proceeds received from our counterparty related to the interest rate cap are recorded as proceeds from interest rate cap on our consolidated statements of operations. During the years ended December 31, 2023 and 2022, we recognized approximately $6.1 million and $0.5 million, respectively, as proceeds from interest rate cap.

On February 7, 2024, we modified our debt related to real estate owned and concurrently purchased an interest rate cap for $0.5 million which provides for a strike rate of 5.00% through the extended contractual maturity date.

Short-Term Funding Facility

On June 29, 2022, we entered into a full recourse revolving credit facility with $150.0 million in capacity. The facility generally provides interim financing for eligible loans for up to 180 days at an initial advance rate between 55% and 75%, which begins to decline after the 90th day. The facility matures on June 29, 2025 and we incur interest at a rate of SOFR, plus a 0.10% credit spread adjustment, plus a spread of 2.25%. With the consent of our lenders, and subject to certain conditions, the commitment of the facility may be increased up to $500.0 million. As of December 31, 2023 and 2022, we had no outstanding balance on the facility.

Financial Covenants

Our financing agreements generally contain certain financial covenants. For example, our ratio of earnings before interest, taxes, depreciation, and amortization (“EBITDA”), to interest charges, as defined in the agreements, shall be not less than either 1.3 to 1.0 or 1.5 to 1.0. Further, (i) our tangible net worth, as defined in the agreements, shall not be less than $2.06 billion as of each measurement date plus 75% of proceeds from future equity issuances; (ii) cash liquidity shall not be less than the greater of (x) $50 million or (y) 5% of our recourse indebtedness; and (iii) our indebtedness shall not exceed 77.8% of our total assets. As of December 31, 2023 and December 31, 2022, we are in compliance with all covenants under our financing agreements. The requirements set forth in (i) through (iii) above are based upon the most restrictive financial covenants in place as of the reporting date. For the quarters ended December 31, 2023 and March 31, 2024, we modified certain of our EBITDA to interest charges covenants to provide for a minimum ratio of 1.3 to

1.0 for such covenants which previously required a minimum ratio of 1.4 to 1.0. Future compliance with our financial covenants is dependent upon the results of our operating activities, our financial condition, and the overall market conditions in which we and our borrowers operate. As market conditions evolve, we may work with our counterparties to request modifications of financial covenants as needed.

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

The following table summarizes our non-consolidated senior interests and related retained subordinate interests as of December 31, 2023 ($ in thousands):

	Loan Count	Loan Commitment	Unpaid Principal Balance	Carrying Value	Weighted Average Spread (2)	Term to Initial Maturity (in years)	Term to Fully Extended Maturity (in years)(3)
Floating rate non-consolidated senior loans (1)	1	$57,300	$57,300	N/A	+ 4.46%	0.5	0.5
Retained floating rate subordinate loans	1	$30,200	$30,200	$30,313	+ 12.86%	0.5	0.5
Fixed rate non-consolidated senior loans	1	$830,000	$830,000	N/A	3.47%	3.0	3.0
Retained fixed rate subordinate loans	1	$125,000	$125,000	$124,817	8.50%	3.0	3.0

(1)
Non-consolidated senior interests are indexed to SOFR, which was 5.35% at December 31, 2023.
(2)
Weighted average is based on unpaid principal balance.
(3)
Term to fully extended maturity is determined based on the maximum maturity of each of the corresponding loans, assuming all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.

Floating and Fixed Rate Portfolio

Our business model seeks to minimize our exposure to changing interest rates by originating floating rate loans and financing them with floating rate liabilities. Further, we seek to match the benchmark index in the floating rate loans we originate with the benchmark index used in the related floating rate financings. Generally, we use SOFR as the benchmark index in both our floating rate loans and floating rate financings. As of December 31, 2023, 98.0% of our loans based on unpaid principal balance were floating rate and indexed to SOFR. The majority of our floating rate loans were financed with floating rate liabilities indexed to SOFR, which resulted in approximately $1.2 billion of net floating rate exposure.

The following table details our net floating rate exposure as of December 31, 2023 ($ in thousands):

Net Floating Rate Exposure(1)
Floating rate assets	$6,906,094
Floating rate liabilities	(5,674,025)
Net floating rate exposure	$1,232,069

(1)
Our floating rate loans and related liabilities are all indexed to SOFR, which as of December 31, 2023 was 5.35%. Includes $341.8 million of net floating rate exposure related to loans on non-accrual status.

As of December 31, 2023, we have an interest rate cap on our debt related to real estate owned with a notional amount of $290.0 million, a strike rate of 3.00%, and a maturity date of February 15, 2024. The interest rate cap effectively limits the maximum interest rate of our debt related to real estate owned to 5.83%. On February 7, 2024, we modified our debt related to real estate owned and concurrently purchased an interest rate cap for $0.5 million which provides for a strike rate of 5.00% through the extended contractual maturity date. We have not employed other interest rate derivatives (interest rate swaps, caps, collars or floors) to hedge our asset or liability portfolio, but we may do so in the future.

Results of Operations – Years Ended December 31, 2023 and 2022:

Operating Results

The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2023 and 2022 ($ in thousands, except per share data):

	Year Ended
	December 31, 2023	December 31, 2022	$ Change	% Change
Revenue
Interest and related income	$697,874	$470,668	$227,206	48%
Less: interest and related expense	470,512	246,937	223,575	91%
Net interest income	227,362	223,731	3,631	2%
Revenue from real estate owned	79,190	63,470	15,720	25%
Total net revenue	306,552	287,201	19,351	7%
Expenses
Management fees - affiliate	38,153	39,461	(1,308)	-3%
Incentive fees - affiliate	1,558	-	1,558	100%
General and administrative expenses	16,605	18,686	(2,081)	-11%
Stock-based compensation expense	16,599	7,457	9,142	123%
Real estate owned:
Operating expenses	49,502	41,982	7,520	18%
Interest expense	23,630	14,170	9,460	67%
Depreciation and amortization	9,287	8,041	1,246	15%
Total expenses	155,334	129,797	25,537	20%
Gain on sale of loan	575	30,090	(29,515)	-98%
Proceeds from interest rate cap	6,101	495	5,606	1133%
Unrealized (loss) gain on interest rate cap	(5,157)	6,042	(11,199)	-185%
Gain on foreclosure of real estate owned	4,162	-	4,162	100%
Income from equity method investment	594	2,485	(1,891)	-76%
Gain on extinguishment of debt	2,217	-	2,217	100%
Provision for current expected credit loss reserve	(153,683)	(84,361)	(69,322)	82%
Net income	$6,027	$112,155	$(106,128)	-95%
Net income attributable to non-controlling interests	-	91	(91)	-100%
Net income attributable to common stock	$6,027	$112,064	$(106,037)	-95%
Net income per share of common stock:
Basic and diluted	$0.02	$0.79	$(0.77)	-97%

Comparison of the Years Ended December 31, 2023 and 2022

Revenue

Total net revenue increased $19.3 million during the year ended December 31, 2023, as compared to December 31, 2022. The increase is primarily due to an increase in revenue from real estate owned of $15.7 million due to higher overall average occupancy, ADR, and RevPAR levels at the hotel portfolio compared to the year ended December 31, 2022 and revenue generated from the mixed-use property we acquired legal title to on June 30, 2023. The increase was also due to an increase in net interest income of $3.6 million for the comparative period, which was driven by an increase in interest income of $227.2 million, primarily as a result of reference rate increases and an increased average loans receivable balance, partially offset by a greater portion of the loan portfolio being on non-accrual during the year ended December 31, 2023, and further offset by an increase in interest expense of $223.6 million as a result of increased borrowing levels and reference rate increases.

Expenses

Expenses are primarily comprised of base management fees payable to our Manager, incentive fees payable to our Manager, general and administrative expenses, stock-based compensation expense, operating expenses from real estate owned, interest expense from debt related to real estate owned, and depreciation and amortization on real estate owned. Expenses increased by $25.5 million during the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to:

(i)
an increase in interest expense on debt related to real estate owned of $9.5 million primarily as a result of reference rate increases over the comparative period;
(ii)
an increase in stock-based compensation of $9.1 million during the comparative period, due to restricted stock units granted in June 2022 being outstanding for the full period in 2023 and additional awards granted in 2023;

(iii)
an increase in operating expenses from real estate owned of $7.5 million during the comparative period, due to increased variable operating expenses in connection with higher occupancy levels at the hotel portfolio during the comparative period and expenses incurred at the mixed-use property we acquired legal title to on June 30, 2023;
(iv)
an increase in incentive fees of $1.6 million as a result of core earnings over the trailing four quarters being in excess of a
7% hurdle as of March 31, 2023;
(v)
partially offset by a decrease in general and administrative expenses of $2.1 million primarily as a result of decreases in non-recurring charges as well as certain corporate overhead items incurred compared to the comparative period;
(vi)
further offset by a decrease in management fees of $1.3 million as a result of lower stockholders’ equity over the comparative period due to shares repurchased in 2022 and principal charge-offs taken.

Gain on Sale of Loan

During the year ended December 31, 2023, we realized a gain on the sale of a loan of $0.6 million. During the year ended December 31, 2022, we realized a gain on the sale of a loan of $30.1 million.

Proceeds from Interest Rate Cap

Proceeds from interest rate cap were $5.6 million higher during the comparative period due to SOFR exceeding our interest rate cap’s 3% strike rate during 2023.

Unrealized (Loss) Gain on Interest Rate Cap

During the year ended December 31, 2023, we recognized a $5.2 million unrealized loss on interest rate cap, compared to a $6.0 million unrealized gain on interest rate cap during the year ended December 31, 2022. The fair value of the interest rate cap increases as interest rates increase, decreases as the interest rate cap approaches maturity, and further fluctuates following shifts in the forward curve.

Gain on Foreclosure of Real Estate Owned

During the year ended December 31, 2023, we recorded an out-of-period adjustment of $4.2 million, representing an over accrual of accounts payable assumed upon foreclosure of our hotel portfolio in 2021 and, accordingly, we recorded an adjustment on our consolidated statement of operations during the year ended December 31, 2023 to correct the prior period understatement of the gain on foreclosure. During the year ended 2022, there was no such adjustment.

Income from Equity Method Investment

During the year ended December 31, 2023, we recognized income from equity method investment of $0.6 million compared to $2.5 million recognized during the year ended December 31, 2022 as a result of a decline in income earned by our investee, driven primarily by the loans held by the equity method investee being placed on non-accrual status effective April 1, 2023.

Gain on Extinguishment of Debt

During the year ended December 31, 2023, we recognized a gain on extinguishment of debt of $2.2 million, inclusive of $0.5 million of unamortized deferred financing costs, as a result of the retirement of $22.0 million of principal of our secured term loan for a price of $19.3 million. During the year ended 2022, there was no such activity.

Provision for Current Expected Credit Loss Reserve

During the year ended December 31, 2023, we recorded a provision for current expected credit losses of $153.7 million, primarily attributable to a $159.6 million increase in our specific CECL reserves prior to principal charge-offs, and a $6.0 million reversal of our general CECL reserves attributable to seasoning of and a reduction in the size of our loan portfolio, offset by deteriorating macroeconomic conditions. During the year ended December 31, 2022, we recorded a provision for current expected credit losses of $84.4 million, primarily attributable to a $65.5 million increase in our specific CECL reserves prior to principal charge-offs, and a $18.9 million increase in our general CECL reserves attributable to an increase in the size of our portfolio and deteriorating macroeconomic conditions.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Year Ended December 31, 2022 and 2021” in our Form 10-K, which is accessible on the SEC’s website at www.sec.gov, for a comparison of year ended December 2022 and 2021.

Liquidity and Capital Resources

Capitalization

We have capitalized our business to date primarily through the issuance of shares of our common stock and borrowings under our secured financings and our secured term loan. As of December 31, 2023, we had 138,745,357 shares of our common stock outstanding, representing $2.3 billion of equity, and also had $5.7 billion of outstanding borrowings under our secured financings, our secured term loan, and our debt related to real estate owned. As of December 31, 2023, our secured financings consisted of six repurchase agreements with capacity of $5.1 billion and an outstanding balance of $3.8 billion, a term participation facility with capacity of $654.4 million and an outstanding balance of $465.4 million, seven asset-specific financings with capacity of $540.5 million and an outstanding balance of $407.5 million and a short-term funding facility with capacity of $150.0 million and no outstanding balance. As of December 31, 2023, our secured term loan had an outstanding balance of $725.5 million and our debt related to real estate owned had an outstanding balance of $290.0 million.

Net Debt-to-Equity Ratio and Total Leverage Ratio

Net Debt-to-Equity Ratio and Total Leverage Ratio are non-GAAP measures that we use to evaluate our financial leverage, which in the case of our Total Leverage Ratio, makes certain adjustments that we believe provide a more conservative measure of our financial condition.

Net Debt-to-Equity Ratio is calculated as the ratio of asset-specific debt (repurchase agreements, term participation facility, loan participations sold, net, notes payable, net, and debt related to real estate owned, net) and secured term loan, less cash and cash equivalents to total equity.

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

The following table presents our Net Debt-to-Equity Ratios and Total Leverage Ratios as of December 31, 2023 and 2022 ($ in thousands):

	December 31, 2023	December 31, 2022
Asset-specific debt	$4,964,874	$4,927,098
Secured term loan, net	712,576	736,853
Total debt	5,677,450	5,663,951
Less: cash and cash equivalents	(187,301)	(306,456)
Net Debt	$5,490,149	$5,357,495
Total Equity	$2,299,900	$2,456,471
Net Debt-to-Equity Ratio	2.4x	2.2x
Non-consolidated senior loans	887,300	968,302
Total Leverage	$6,377,449	$6,325,797
Total Leverage Ratio	2.8x	2.6x

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents, interest income from our loans, loan repayments, available borrowings under our repurchase agreements based on existing collateral, identified borrowing capacity related to our notes payable and loan participations sold based on existing collateral, proceeds from the issuance of incremental secured term loan or other corporate debt issuances, and proceeds from the issuance of our common stock. As circumstances warrant, we and our subsidiaries may also issue common equity, preferred equity and/or debt, incur other debt, including term loans, or explore sales of certain of our loan receivables or real estate owned properties from time to time on an opportunistic basis, dependent upon market conditions and available pricing. The following table sets forth, as of December 31, 2023 and 2022, our sources of available liquidity ($ in thousands):

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$187,301	$306,456
Loan principal payments held by servicer(1)	2,200	-
Approved and undrawn credit capacity (2)	48,055	213,113
Total sources of liquidity	$237,556	$519,569

(1)
Represents loan principal payments held in lockboxes or by our third-party loan servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle, net of the related secured debt balance.
(2)
Amounts based on existing collateral.

In January of 2024, we sold three senior loans to an unaffiliated purchaser resulting in additional available liquidity of $77.0 million after repayment of associated financings and transaction costs.

As of December 31, 2023 and February 16, 2024, we have $432.7 million unpaid principal balance of unencumbered loans receivable held-for-investment, respectively. As of December 31, 2023 and February 16, 2024, we have unencumbered mixed-use real estate owned and net lease intangible assets with a carrying value of $147.1 million and $146.8 million, respectively. Our ability to finance certain of these unencumbered loans, or our real estate owned asset is subject to one or more counterparties' willingness to finance such loans.

To facilitate future offerings of equity, debt and other securities, we have in place an effective shelf registration statement (the “Shelf”) with the SEC. The amount of securities to be issued pursuant to this Shelf was not specified when it was filed and there is no specific dollar limit on the amount of securities we may issue. The securities covered by this Shelf include: (i) common stock, (ii) preferred stock, (iii) debt securities, (iv) depositary shares, (v) warrants, (vi) purchase contracts, and (vii) units. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering material, at the time of any offering.

Liquidity Needs

In addition to our loan origination and acquisition activity, our primary liquidity needs include future fundings to our borrowers on our unfunded loan commitments, interest and principal payments on outstanding borrowings under our financings, operating expenses, and dividend payments to our stockholders necessary to satisfy REIT dividend requirements. Additionally, certain financial covenants in our financing agreements require us to maintain minimum levels of liquidity. We currently maintain, and seek to maintain, cash and liquidity to comply with minimum liquidity requirements under our financings, and we also maintain and seek to maintain excess cash and liquidity to, if necessary, de-lever certain of our secured financings, including our repurchase agreements. During 2023 and in cooperation with our various financing counterparties, we proactively de-levered specific assets and may continue to do so on an as-needed basis.

As of December 31, 2023, we had aggregate unfunded loan commitments of $1.1 billion which is comprised of funding for capital expenditures and construction, leasing costs, and interest and carry costs. The timing of these fundings will vary depending on the progress of capital projects, leasing, and cash flows at the properties securing our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan commitments over the remaining maximum term of the related loans, which have a weighted average future funding period of 3.0 years.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments as of December 31, 2023 were as follows ($ in thousands):

	Payment Timing
	Total Obligations	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Unfunded loan commitments(1)	$1,076,912	$564,437	$306,305	$206,170	$-
Secured financings, secured term loan, and debt related to real estate owned —principal and interest(2,3,4)	6,693,469	1,600,690	3,637,164	1,455,615	-
Total	$7,770,381	$2,165,127	$3,943,469	$1,661,785	$-

(1)
The estimated allocation of our unfunded loan commitments is based on the earlier of our expected funding date and the commitment expiration date. As of December 31, 2023, we have $670.8 million of expected or in-place financings to fund our remaining commitments, excluding $48.1 million of approved and undrawn credit capacity based on existing collateral. Amounts exclude unfunded loan commitments for loans receivable classified as held-for-sale as of December 31, 2023.
(2)
The allocation of our secured financings and secured term loan is based on the earlier of the fully extended maturity date (assuming conditions to extend are met) of each individual borrowing or the maximum maturity date under the respective agreement, and assumes five loans with aggregate borrowings outstanding of $250.7 million that are in maturity default have a contractual obligation to pay in less than one year.
(3)
Assumes two loans with aggregate borrowings outstanding of $184.2 million classified as held-for-sale as of December 31, 2023 have a contractual obligation to pay in less than one year, as the loans were subsequently sold in January of 2024 and the associated borrowings were repaid in full.
(4)
Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured financing agreements and SOFR in effect as of December 31, 2023 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates will vary over time. Our floating rate loans and related liabilities are indexed to SOFR. Totals exclude non-consolidated senior interests.

We are required to pay our Manager, in cash, a base management fee and incentive fees (to the extent earned) on a quarterly basis in arrears. The tables above do not include the amounts payable to our Manager under the Management Agreement as they are not fixed and determinable.

Loan Maturities

The following table summarizes the future scheduled repayments of principal for loans receivable held-for-investment as of December 31, 2023 ($ in thousands):

	Initial Maturity		Fully Extended Maturity
Year	Unpaid Principal Balance(1)	Loan Commitment(1)	Unpaid Principal Balance(1)	Loan Commitment(1)
2024	$2,904,626	$3,091,827	$915,938	$954,270
2025	2,394,754	2,823,954	645,382	668,515
2026	1,358,367	1,818,878	1,819,093	2,200,019
2027	125,000	125,000	2,820,092	3,443,796
2028	-	-	366,059	366,059
Thereafter	-	-	216,183	227,000
Total	$6,782,747	$7,859,659	$6,782,747	$7,859,659

(1)
Excludes $261.8 million in unpaid principal balance of loans that are in maturity default with no available extension options.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash for the years ended December 31, 2023 and 2022 ($ in thousands):

	December 31, 2023	December 31, 2022
Net cash flows provided by operating activities	$111,140	$111,028
Net cash flows used in investing activities	(39,337)	(773,302)
Net cash flows (used in) provided by financing activities	(205,073)	676,297
Net (decrease) increase in cash and cash equivalents and restricted cash	$(133,270)	$14,023

We experienced a net decrease in cash and cash equivalents and restricted cash of $133.3 million during the year ended December 31, 2023, compared to a net increase of $14.0 million during the year ended December 31, 2022.

During the year ended December 31, 2023, we made initial fundings of $101.1 million of new loans and $668.7 million of advances on existing loans and made repayments on financings arrangements of $1.0 billion. We received $1.0 billion of proceeds from borrowings under our financing arrangements, received $550.1 million from loan repayments and received $186.7 million of loan sale proceeds.

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our REIT taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of December 31, 2023, we were in compliance with all REIT requirements.

The following table details the income tax treatment for our common stock dividends:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Ordinary dividends	30.9%	100.0%	98.2%
Capital gain dividends	0.0%	0.0%	1.8%
Nondividend distributions	69.1%	0.0%	0.0%
Total	100.0%	100.0%	100.0%

Refer to Note 13 to our consolidated financial statements for additional information about our income taxes.

Off-Balance Sheet Arrangements

As of December 31, 2023, we had no off-balance sheet arrangements aside from those discussed in Note 3 - Loan Portfolio, Note 4 - Equity Method Investment, and Note 14 - Commitments and Contingencies.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our Manager to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. We believe that all of the decisions and estimates are reasonable, based upon the information available to us. We believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements. The assumptions within our accounting policies may vary from quarter to quarter as our portfolio changes and market and economic conditions evolve.

Refer to Note 2 to our consolidated financial statements for a description of our significant accounting policies.

Current Expected Credit Losses

The CECL reserve required under ASU 2016-13 “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments (Topic 326)” (“ASU 2016-13”), reflects our current estimate of potential credit losses related to our loan portfolio. Changes to the CECL reserve are recognized through a provision for or reversal of current expected credit loss reserve on our consolidated statements of operations. ASU 2016-13 specifies the reserve should be based on relevant information about past events, including historical loss experience, current loan portfolio, market conditions and reasonable and supportable macroeconomic forecasts for the duration of each loan.

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

The WARM method requires us to reference historical loan loss data from a comparable data set and apply such loss rate to each of our loans over their expected remaining term, taking into consideration expected economic conditions over the forecasted timeframe. Our general CECL reserve reflects our forecast of the current and future macroeconomic conditions that may impact the performance of the commercial real estate assets securing our loans and the borrower’s ultimate ability to repay. These estimates include unemployment rates, price indices for commercial properties, and market liquidity, all of which may influence the likelihood and magnitude of potential credit losses for our loans during their anticipated term. Additionally, further adjustments may be made based upon loan positions senior to ours, the risk rating of a loan, whether a loan is a construction loan, or the economic conditions specific to the property type of a loan’s underlying collateral.

To estimate an annual historical loss rate, we obtained historical loss rate data for loans most comparable to our loan portfolio from a commercial mortgage-backed securities database licensed by a third party, Trepp, LLC, which contains historical loss data from January 1, 1999 through December 31, 2023. We believe this CMBS data is the most relevant, available, and comparable dataset to our portfolio.

When evaluating the current and future macroeconomic environment, we consider the aforementioned macroeconomic factors. Historical data for each metric is compared to historical commercial real estate credit losses in order to determine the relationship between the two variables. We use projections of each macroeconomic factor, obtained from a third party, to approximate the impact the macroeconomic outlook may have on our loss rate. Selections of these economic forecasts require judgment about future events that, while based on the information available to us as of the balance sheet date, are ultimately subjective and uncertain, and the actual economic conditions could vary significantly from the estimates we made. Following a reasonable and supportable forecast period, we use a straight-line method of reverting to the historical loss rate. Additionally, we assess the obligation to extend credit through our unfunded loan commitments over each loan’s contractual period, adjusted for projected fundings from interest reserves, if applicable, which is considered in the estimate of the general CECL reserve. For both the funded and unfunded portions of our loans, we consider our internal risk rating of each loan as the primary credit quality indicator underlying our assessment.

In certain circumstances we may determine that a loan is no longer suited for the WARM method due to its unique risk characteristics or where we have deemed the borrower/sponsor to be experiencing financial difficulty and the repayment of the loan’s principal is collateral-dependent. We may instead elect to employ different methods to estimate credit losses that also conform to ASU 2016-13 and related guidance. For such loan we would separately measure the specific reserve for each loan by using the estimated fair value of the loan’s collateral. If the estimated fair value of the loan's collateral is less than the carrying value of the loan, an asset-specific reserve is created as a component of our overall current expected credit loss reserve. Specific reserves are equal to the excess of a loan’s carrying value to the estimated fair value of the collateral, less estimated costs to sell, if recovery of our investment is expected from the sale of the collateral and such costs will reduce amounts recoverable by us.

We evaluate the credit quality of each of our loans receivable on an individual basis and assigns a risk rating at least quarterly. We have developed a loan grading system for all of our outstanding loans receivable that are collateralized directly or indirectly by real estate. Grading criteria include, but are not limited to, as-is or as-stabilized debt yield, term of loan, property type, property or collateral location, loan type and other more subjective variables that include, but is not limited to, as-is or as-stabilized collateral value, market conditions, industry conditions and sponsor’s financial stability. While evaluating the credit quality of each loan within our portfolio, we assess these quantitative and qualitative factors as a whole and with no pre-prescribed weight on their impact to our determination of a loan’s risk rating. However, based upon the facts and circumstances for each loan and the overall market conditions, we may consider certain previously mentioned factors more or less relevant than others. We utilize the grading system to determine each loan’s risk of loss and to provide a determination as to whether an individual loan is impaired and whether a specific CECL reserve is necessary.

Significant judgment is required in determining impairment and in estimating the resulting credit loss reserve, and actual losses, if any, could materially differ from those estimates.

Real Estate Owned

We may assume legal title and/or physical possession of the underlying collateral property of a defaulted loan through foreclosure, a deed-in-lieu of foreclosure, or an assignment-in-lieu of foreclosure.

We account for acquisitions of real estate, including foreclosures, deed-in-lieu of foreclosures, or assignment-in-lieu of foreclosures, in accordance with ASC 805, Business Combinations, which first requires that we determine if the real estate investment is the acquisition of an asset or a business combination. Under this model, we identify and determine the estimated fair value of any assets acquired and liabilities assumed. This generally results in the allocation of the purchase price to the assets acquired and liabilities assumed based on the relative estimated fair values of each respective asset and liability. Debt related to real estate owned is non-recourse to us and is initially recorded at its estimated fair value at the time of foreclosure, deed-in-lieu of foreclosure, or assignment-in-lieu of foreclosure.

Assets acquired and liabilities assumed generally include land, building, building improvements, tenant improvements, furniture, fixtures and equipment, mortgages payable, and identified intangible assets and liabilities, which generally consist of above or below market lease values, in-place lease values, and other lease-related values. In estimating fair values for allocating the purchase price of our real estate owned, we may utilize various methods, including a market approach, which considers recent sales of similar properties, adjusted for differences in location and state of the physical asset, or a replacement cost approach, which considers the composition of physical assets acquired, adjusted based on industry standard information and the remaining useful life of the acquired property. In estimating fair values of intangible assets acquired or liabilities assumed, we consider the estimated cost of leasing our real estate owned assuming the property was vacant, the value of the current lease agreements relative to market-rate leases, and the estimation of total lease-up time including lost rents.

Real estate assets are evaluated for indicators of impairment on a quarterly basis. Factors that we may consider in our impairment analysis include, among others: (1) significant underperformance relative to historical or anticipated operating results; (2) significant negative industry or economic trends; (3) costs necessary to extend the life or improve the real estate asset; (4) significant increase in competition; and (5) ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows expected to be generated by the real estate asset over the estimated remaining holding period is less than the carrying amount of such real estate asset. Cash flows include operating cash flows and anticipated capital proceeds generated by the sale of the real estate asset. If the sum of such estimated undiscounted cash flows is less than the carrying amount of the real estate asset, an impairment charge is recorded equal to the excess of the carrying value of the real estate asset over its estimated fair value. When determining the estimated fair value of a real estate asset, we make certain assumptions including consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon our estimate of a capitalization rate and discount rate. There were no impairments of our real estate assets through December 31, 2023.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

In early 2022, the U.S. Federal Reserve began a campaign to combat inflation by increasing interest rates. By the end of 2022, the U.S. Federal Reserve had raised interest rates by a total of 4.25%. While there still remains a risk that the U.S. Federal Reserve will continue to increase interest rates if inflation persists or accelerates, recent moderation in inflationary pressures have reduced likelihood of such increases. Through recent public statements, the U.S. Federal Reserve has indicated that if inflation continues to moderate, it will consider cutting interest rates during 2024. Despite this potential reversal in policy, rates have risen 5.25% since 2022 and remain high relative to recent historical trends. Higher interest rates imposed by the U.S. Federal Reserve may continue to increase our interest expense, negatively impact the ability of our borrowers to service their debt, and reduce the value of the CRE collateral underlying our loans.

Rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income.

The following table illustrates as of December 31, 2023 the impact on our interest income and interest expense for the twelve-month period following December 31, 2023, excluding loans classified as held-for-sale as of December 31, 2023, assuming a decrease in SOFR of 50 and 100 basis points and an increase in SOFR of 50 and 100 basis points in the applicable interest rate benchmark (based on SOFR of 5.35% as of December 31, 2023) ($ in thousands, except per share data):

Net Floating		Decrease		Increase
Rate Exposure	Change in	100 Basis Points	50 Basis Points	50 Basis Points	100 Basis Points
$1,232,069	Net interest income	$(8,071)	$(4,036)	$4,036	$8,071
	Net interest income per share	$(0.06)	$(0.03)	$0.03	$0.06

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

Credit Risk

Our loans and other investments are also subject to credit risk, including the risk of default. In particular, changes in general economic conditions, including interest rates, will affect the creditworthiness of borrowers and/or the value of underlying real estate collateral relating to our investments. By its very nature, our investment strategy emphasizes prudent risk management and capital preservation by primarily originating senior loans utilizing underwriting techniques requiring relatively conservative loan-to-value ratio levels to insulate us from credit losses absent a significant diminution in collateral value. In addition, we seek to manage credit risk by performing extensive due diligence on our collateral, borrower and guarantors, as applicable, evaluating, among other things, title, environmental and physical condition of collateral, comparable sales and leasing analysis of similar collateral, the quality of and alternative uses for the real estate collateral being underwritten, submarket trends, our borrower’s track record and the reasonableness of the borrower’s projections prior to originating a loan. Subsequent to origination, we also manage credit risk by proactively monitoring our investments and, whenever possible, limiting our own leverage to partial recourse or non-recourse, match-funding financing. Notwithstanding these efforts, there can be no assurance that we will be able to avoid losses in all circumstances. The performance and value of our loans and investments depend upon the borrower’s ability to improve and operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, our Sponsor’s asset management team monitors the performance of our loan portfolio and our Sponsor’s asset management and origination teams maintain regular contact with borrowers, co-lenders and local market experts to monitor the performance of the underlying loan collateral, anticipate borrower, property and market issues and, to the extent necessary or appropriate, enforce our rights as the lender.

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

Each of our repurchase agreements contain “margin maintenance” provisions, which allow the lender to require the delivery of cash or other assets to reduce the financing amount against loans that have been deemed to have experienced a diminution in value. A substantial deterioration in the commercial real estate capital markets may negatively impact the value of assets financed with lenders that have margin maintenance provisions in their facilities. Certain of our repurchase agreements permit valuation adjustments solely as a result of collateral-specific credit events, while other repurchase agreements contain provisions also allowing our lenders to make margin calls upon the occurrence of adverse changes in the capital markets or as a result of interest rate or spread fluctuations, subject to minimum thresholds, among other factors. As of December 31, 2023, we have not received any margin calls under any of our repurchase agreements.

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

Financing Risk

We finance our business through a variety of means, including the syndication of non-consolidated senior interests, notes payable, borrowings under our repurchase and participation facilities, the syndication of pari passu portions of our loans, the syndication of senior participations in our originated senior loans, and our secured term loan. Over time, as market conditions change, we may use other forms of financing in addition to these methods of financing. Weakness or volatility in the debt capital markets, the CRE and mortgage markets, changes in regulatory requirements, geopolitical volatility, and recent rapid increase in interest rates and the resulting market disruptions therefrom could adversely affect one or more of our lenders or potential lenders and could cause one or more of our lenders or potential lenders to be unwilling or unable to provide us with financing, increase the costs of or reduce the advance rate on existing financing or otherwise offer unattractive terms for that financing. In addition, we may seek to finance our business through the issuance of our common stock or other equity or equity-related instruments, though there is no assurance that such financing will be available on a timely basis with attractive terms, or at all.

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

Our relationships with our lenders subject us to counterparty risks including the risk that a counterparty is unable to fund undrawn credit capacity, particularly if such counterparty enters bankruptcy, among other detrimental effects. We seek to manage this risk by diversifying our financing sources across counterparties and financing types and generally obtaining financing from high credit quality institutions.

The nature of our loans and other investments also exposes us to the risk that our borrowers are unable to execute their business plans, and as a result do not make required interest and principal payments on scheduled due dates, as well as the impact of our borrowers’ tenants not making scheduled rent payments when contractually due. We seek to manage this risk through a comprehensive credit analysis prior to making an investment and rigorous monitoring of our borrowers’ progress in executing their business plans as well as market conditions that may affect the underlying collateral, through our asset management process. Each loan is structured with various lender protections that are designed to discourage and deter fraudulent behavior and other bad acts by borrowers, as well as require borrowers to adhere to their stated business plans while the loan is outstanding. Such protections may include, without limitation: cash management accounts, “bad boy” carveout guarantees, completion guarantees, guarantor minimum net worth and liquidity requirements, approval rights over major decisions, and performance tests throughout the loan term.

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

Repayment / Extension Risk

Loans are expected to be repaid at maturity, unless the borrower repays early or meets contractual conditions to qualify for a maturity extension. The granting of these extensions may cause a loan’s term to extend beyond the term of its related secured financing. Higher interest rates recently imposed by the U.S. Federal Reserve may lead to an increase in the number of our borrowers who exercise or request additional extension options, or who may become unwilling or unable to make contractual payments when due. Some of our borrowers may experience delays in the execution of their business plans or changes in market conditions which may impact the performance of the underlying collateral asset, borrower, or sponsor. Accordingly, this may result in the borrower not meeting certain extension conditions such as minimum debt yield, maximum LTV, and/or the ability of the borrower to purchase replacement interest rate caps. Higher interest rates may also increase the number of our borrowers who may default because, among other things, they may not be able to find replacement financing for our loan. Furthermore, there may be certain instances where, for loans which have been modified, we may not be able to maintain the associated financing on its existing terms. This could have a negative impact on our results of operations, and in some situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

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

Real Estate Risk

The market values of loans secured directly or indirectly by CRE assets are subject to volatility and may be adversely affected by a number of factors, including the interest rate environment; persistent inflation; increases in remote work trends; natural disasters or pandemics; national, regional, local and foreign economic conditions (which may be adversely affected by industry slowdowns and other factors); changes in social conditions; regional or local real estate conditions; geopolitical volatility, changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; changes to building or similar codes and government regulatory requirements (such as rent control and zoning laws); and changes in real property tax rates. In addition, decreases in property values reduce the value of the loan collateral and the potential proceeds available and to a borrower to repay the underlying loans, which could also cause us to suffer losses. We may realize losses related to foreclosures or to the restructuring of the loans in our investment portfolio on terms that may be more favorable to borrowers than those underwritten at origination. We seek to manage these risks through our underwriting, loan structuring, financing structuring and asset management processes.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Claros Mortgage Trust, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Claros Mortgage Trust, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

General Current Expected Credit Loss Reserve - Loan Risk Ratings

As described in Notes 2 and 3 to the consolidated financial statements, the Company’s general current expected credit loss (CECL) reserve was $80.1 million on loans receivable held-for-investment and unfunded loan commitments of $7.8 billion as of December 31, 2023. Management arrives at their general CECL reserve using the Weighted Average Remaining Maturity, or WARM method. The application of the WARM method to estimate a general CECL reserve requires judgment, including the appropriate historical loan loss reference data, the expected timing and amount of future loan fundings and repayments, the current credit quality of the portfolio, and management’s expectations of performance and market conditions over the relevant time period. Management evaluates the credit quality of each of the loans receivable on an individual basis and assigns a risk rating at least quarterly. Management developed a loan grading system for all outstanding loans receivable that are collateralized directly or indirectly by real estate. Grading criteria include as-is or as-stabilized debt yield, term of loan, property type, property or collateral location, loan type and other more subjective variables that include as-is or as-stabilized collateral value, market conditions, industry conditions and sponsor’s financial stability. Management utilizes the grading system to determine each loan’s risk of loss and to provide a determination as to whether an individual loan is impaired and whether a specific CECL reserve is necessary.

The principal considerations for our determination that performing procedures relating to the loan risk ratings used in the determination of the general CECL reserve is a critical audit matter are (i) the significant judgment by management in evaluating the credit quality and assigning the loan risk ratings used in estimating the general CECL reserve, and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s significant judgments in evaluating the credit quality and assigning the loan risk ratings.

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

Specific Current Expected Credit Loss Reserve

As described in Notes 2 and 3 to the consolidated financial statements, the Company’s specific current expected credit loss (CECL) reserve was $72.6 million on loans receivable held-for-investment of $336.1 million as of December 31, 2023. In certain circumstances, management may determine that a loan is no longer suited for the WARM method due to its unique risk characteristics, where management has deemed the borrower/sponsor to be experiencing financial difficulty and the repayment of the loan’s principal is collateral-dependent. Management may instead elect to employ different methods to estimate credit losses that also conform to ASU 2016-13, Financial Instruments—Credit Losses, and related guidance. For such loans, management would measure the specific reserve of each loan separately by using the fair value of the collateral or the net present value of its expected future cash flows. Specific reserves are equal to the excess of a loan’s carrying value to the net present value of its expected future cash flows discounted at the loan’s effective rate or the fair value of the collateral, less estimated costs to sell, if recovery of the investment is expected from the sale of the collateral. The fair market value used to determine specific CECL reserves was calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach. This included assumptions of property-specific cash flows over estimated holding periods, assumptions of property redevelopment costs, discount rates, and market and terminal capitalization rates. These assumptions are based upon the nature of the properties, recent sales and lease comparables, and anticipated real estate and capital market conditions.

The principal considerations for our determination that performing procedures relating to the specific CECL reserve is a critical audit matter are (i) the significant judgment by management in estimating the fair value of the collateral used in measuring the specific CECL reserve; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s terminal capitalization rate assumption; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the specific CECL reserve, including controls over the assumptions used to estimate the fair value of the collateral. These procedures also included, among others, testing management’s process for estimating the fair value of the collateral used in measuring the specific CECL reserve. Testing management’s process included (i) evaluating management’s assumption related to the terminal capitalization rate which involved considering the consistency of the terminal capitalization rate assumption with external market and industry data (ii) testing the completeness and accuracy of the underlying data used in the valuation methods and (iii) on a sample basis, the use of professionals with specialized skill and knowledge to assist in evaluating the appropriateness of the valuation methods and evaluating the reasonableness of the terminal capitalization rate assumption.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 20, 2024

We have served as the Company’s auditor since 2015.

Claros Mortgage Trust, Inc.

Consolidated Balance Sheets

($ in thousands, except share data)

	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$187,301	$306,456
Restricted cash	27,588	41,703
Loan principal payments held by servicer	11,000	-
Loans receivable held-for-investment	7,020,383	7,489,074
Less: current expected credit loss reserve	(142,958)	(128,647)
Loans receivable held-for-investment, net	6,877,425	7,360,427
Loans receivable held-for-sale	261,709	-
Equity method investment	42,474	41,880
Real estate owned, net	522,959	401,189
Other assets	138,905	89,858
Total assets	$8,069,361	$8,241,513

Liabilities and Equity
Repurchase agreements	$3,805,678	$3,966,859
Term participation facility	465,434	257,531
Loan participations sold, net	120,508	263,798
Notes payable, net	283,341	149,521
Secured term loan, net	712,576	736,853
Debt related to real estate owned, net	289,913	289,389
Other liabilities	47,368	59,223
Dividends payable	35,328	52,001
Management fee payable - affiliate	9,315	9,867
Total liabilities	5,769,461	5,785,042

Commitments and contingencies - Note 14

Equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 138,745,357 and 140,055,714 shares issued and 138,745,357 and 138,376,144 shares outstanding at December 31, 2023 and 2022, respectively	1,387	1,400
Additional paid-in capital	2,725,217	2,712,316
Accumulated deficit	(426,704)	(257,245)
Total equity	2,299,900	2,456,471
Total liabilities and equity	$8,069,361	$8,241,513

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Operations

($ in thousands, except share and per share data)

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Revenue
Interest and related income	$697,874	$470,668	$415,263
Less: interest and related expense	470,512	246,937	180,589
Net interest income	227,362	223,731	234,674
Revenue from real estate owned	79,190	63,470	27,984
Total net revenue	306,552	287,201	262,658

Expenses
Management fees - affiliate	38,153	39,461	39,135
Incentive fees - affiliate	1,558	-	-
General and administrative expenses	16,605	18,686	12,591
Stock-based compensation expense	16,599	7,457	8,812
Real estate owned:
Operating expenses	49,502	41,982	25,081
Interest expense	23,630	14,170	15,643
Depreciation and amortization	9,287	8,041	7,113
Total expenses	155,334	129,797	108,375

Gain (loss) on sale of loan	575	30,090	(141)
Proceeds from interest rate cap	6,101	495	-
Unrealized (loss) gain on interest rate cap	(5,157)	6,042	-
Gain on foreclosure of real estate owned	4,162	-	1,430
Income from equity method investment	594	2,485	-
Gain on extinguishment of debt	2,217	-	-
Other income	-	-	5,855
(Provision for) reversal of current expected credit loss reserve	(153,683)	(84,361)	8,962

Net income	$6,027	$112,155	$170,389
Net income (loss) attributable to non-controlling interests	-	91	(164)
Net income attributable to preferred stock	-	-	16
Net income attributable to common stock	$6,027	$112,064	$170,537

Net income per share of common stock:
Basic and diluted	$0.02	$0.79	$1.27
Weighted average shares of common stock outstanding:
Basic and diluted	138,617,043	139,306,311	134,539,645

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Changes in Equity

($ in thousands, except share data)

	Preferred Stock		Common Stock		Additional		Non-		Redeemable
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Controlling Interests	Total Equity	Common Stock
Balance at December 31, 2020	125	$125	125,541,736	$1,255	$2,491,836	$(47,472)	$35,286	$2,481,030	$141,356
Adoption of ASU 2016-13	-	-	-	-	-	(73,975)	-	(73,975)	(4,276)
Issuance of common stock	-	-	7,206,994	72	102,968	-	-	103,040	-
Redemption of preferred stock	(125)	(125)	-	-	-	-	-	(125)	-
Offering costs	-	-	-	-	(11,824)	-	-	(11,824)	(14)
Accretion of redeemable common stock	-	-	-	-	-	(1)	-	(1)	1
Repurchased shares	-	-	(215,626)	-	(3,602)	-	-	(3,602)	-
Contributions from non-controlling interests	-	-	-	-	-	-	2,514	2,514	-
Conversion of temporary equity to permanent equity	-	-	7,306,984	73	143,883	(5,875)	-	138,081	(138,081)
Stock-based compensation expense	-	-	-	-	2,929	-	-	2,929	-
Dividends declared	-	(16)	-	-	-	(194,945)	-	(194,961)	(8,214)
Net income (loss)	-	16	-	-	-	161,309	(164)	161,161	9,228
Balance at December 31, 2021	-	$-	139,840,088	$1,400	$2,726,190	$(160,959)	$37,636	$2,604,267	$-
Repurchased shares	-	-	(1,463,944)	-	(21,398)	-	-	(21,398)	-
Offering costs	-	-	-	-	(30)	-	-	(30)	-
Contributions from non-controlling interests	-	-	-	-	-	-	906	906	-
Stock-based compensation expense	-	-	-	-	7,554	-	-	7,554	-
Dividends declared	-	-	-	-	-	(208,350)	-	(208,350)	-
Net income	-	-	-	-	-	112,064	91	112,155	-
Deconsolidation of subsidiary	-	-	-	-	-	-	(38,633)	(38,633)	-
Balance at December 31, 2022	-	$-	138,376,144	$1,400	$2,712,316	$(257,245)	$-	$2,456,471	$-
Retirement of treasury shares	-	-	-	(17)	17	-	-	-	-
Stock-based compensation expense	-	-	369,213	4	16,781	-	-	16,785	-
Settlement of vested RSUs in cash	-	-	-	-	(3,897)	-	-	(3,897)	-
Dividends declared	-	-	-	-	-	(175,486)	-	(175,486)	-
Net income	-	-	-	-	-	6,027	-	6,027	-
Balance at December 31, 2023	-	$-	138,745,357	$1,387	$2,725,217	$(426,704)	$-	$2,299,900	$-

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

($ in thousands)

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Cash flows from operating activities
Net income	$6,027	$112,155	$170,389
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of fees on loans receivable	(22,809)	(24,763)	(25,237)
Accretion of fees on interests in loans receivable	-	(204)	(1,250)
Amortization of deferred financing costs	22,974	20,454	21,307
Non-cash stock-based compensation expense	16,781	7,554	8,812
Depreciation and amortization on real estate owned and in-place lease values	9,287	8,041	7,113
Amortization of above and below market lease values, net	708	-	-
Other income	-	-	(5,855)
Unrealized loss (gain) on interest rate cap	5,157	(6,042)	-
Income from equity method investment	(594)	(2,485)	-
Distribution from equity method investment	-	816	-
Gain on extinguishment of debt	(2,217)	-	-
(Gain) loss on sale of loan	(575)	(30,090)	141
Gain on foreclosure of real estate owned	(4,162)	-	(1,430)
Non-cash advances on loans receivable in lieu of interest	(63,632)	(78,452)	(69,291)
Non-cash advances on interests in loans receivable in lieu of interest	-	(2,427)	(18,733)
Non-cash advances on secured financings in lieu of interest	3,858	529	18,134
Repayment of non-cash advances on loans receivable in lieu of interest	23,910	21,609	126,865
Repayment of non-cash advances on interests in loans receivable in lieu of interest	-	13,178	27,903
Repayment of non-cash advances on secured financings in lieu of interest	-	-	(40,556)
Provision for (reversal of) current expected credit loss reserve	153,683	84,361	(8,962)
Changes in operating assets and liabilities:
Other assets	(36,140)	(25,757)	(602)
Other liabilities	(564)	12,602	4,862
Management fee payable - affiliate	(552)	(51)	134
Incentive fee payable - affiliate	-	-	(187)
Net cash provided by operating activities	111,140	111,028	213,557

Cash flows from investing activities
Loan originations, acquisitions and advances, net of fees	(769,710)	(2,597,799)	(2,924,699)
Advances of interests in loans receivable	-	(14,653)	(101,767)
Repayments of loans receivable	550,060	1,539,364	2,312,184
Repayments of interests in loans receivable	-	165,468	269,988
Proceeds from sales of loans receivable	186,683	132,151	48,006
Extension and exit fees received from loans receivable	2,492	6,625	9,269
Extension and exit fees received from interests in loans receivable	-	502	265
Deconsolidation of subsidiary	-	(515)	-
Cash and restricted cash acquired from foreclosure and assignment-in-lieu of foreclosure	256	-	9,580
Payment of transaction costs from foreclosure and assignment-in-lieu of foreclosure	(7,024)	-	(11,463)
Reserves and deposits held for loans receivable	(1)	(2,102)	15,441
Capital expenditures on real estate owned	(2,093)	(2,343)	-
Net cash used in investing activities	(39,337)	(773,302)	(373,196)

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

($ in thousands)

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Cash flows from financing activities
Proceeds from issuance of common stock	-	-	103,040
Offering costs	-	(300)	(13,068)
Repurchase of common stock	-	(21,398)	(3,602)
Redemption of preferred stock	-	-	(125)
Settlement of vested RSUs in cash	(3,897)	-	-
Contributions from non-controlling interests	-	906	2,514
Dividends paid	(192,159)	(208,090)	(204,942)
Proceeds from secured financings	1,027,847	2,248,013	1,997,562
Payment of deferred financing costs	(13,511)	(24,104)	(22,652)
Payment of exit fees on secured financing	(13)	-	(864)
Repayments of secured financings	(996,404)	(1,311,103)	(1,779,225)
Repayments of secured term loan	(26,936)	(7,627)	(5,837)
Repayments of debt related to real estate owned	-	-	(10,000)
Net cash (used in) provided by financing activities	(205,073)	676,297	62,801

Net (decrease) increase in cash, cash equivalents and restricted cash	(133,270)	14,023	(96,838)
Cash, cash equivalents and restricted cash, beginning of period	348,159	334,136	430,974
Cash, cash equivalents and restricted cash, end of period	$214,889	$348,159	$334,136

Cash and cash equivalents, end of period	$187,301	$306,456	$310,194
Restricted cash, end of period	27,588	41,703	23,942
Cash, cash equivalents and restricted cash, end of period	$214,889	$348,159	$334,136

Supplemental disclosure of cash flow information:
Cash paid for interest	$465,911	$227,631	$158,729

Supplemental disclosure of non-cash investing and financing activities:
Accrued dividends	$35,328	$52,001	$51,741
Loan principal payments held by servicer	$11,000	$-	$154,600
Accrued deferred financing costs	$-	$3,750	$6,250
Accrued loans receivable held-for-investment extension fees	$341	$-	$-
Deposits applied against loan sale proceeds	$-	$14,761	$-
Accrued offering costs	$-	$-	$270
Deconsolidation of subsidiary:
Loan receivable	$-	$78,507	$-
Other assets	-	17	-
Other liabilities	-	(130)	-
Management fee payable - affiliate	-	(65)	-
Net carrying value of deconsolidated subsidiary's net assets	$-	$78,329	$-
Real estate acquired in foreclosure and assignment-in-lieu of foreclosure	$128,563	$-	$414,000
Lease intangibles, net acquired in assignment-in-lieu of foreclosure	$20,080	$-	$-
Working capital acquired in foreclosure and assignment-in-lieu of foreclosure	$(6,623)	$-	$(18,546)
Settlement of loans receivable in foreclosure and assignment-in-lieu of foreclosure	$(208,797)	$-	$(103,901)
Assumption of debt related to real estate owned	$-	$-	$(300,000)
Conversion of restricted stock units to common stock; common stock	$-	$-	$17
Conversion of restricted stock units to common stock; additional paid-in capital	$-	$-	$(17)
Conversion of temporary equity to permanent equity; redeemable common stock	$-	$-	$(138,081)
Conversion of temporary equity to permanent equity; equity	$-	$-	$138,081

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Note 1. Organization

Claros Mortgage Trust, Inc. (referred to throughout this report as the “Company,” “we,” “us” and “our”) is a Maryland Corporation formed on April 29, 2015 for the purpose of creating a diversified portfolio of income-producing loans collateralized by institutional quality commercial real estate. We commenced operations on August 25, 2015 (“Commencement of Operations”) and generally conduct our business through wholly-owned subsidiaries. Unless the context requires otherwise, any references to the Company refers to the Company and its consolidated subsidiaries. The Company is traded on the New York Stock Exchange, or NYSE, under the symbol “CMTG.”

We elected and intend to maintain our qualification to be taxed as a real estate investment trust (“REIT”) under the requirements of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), for U.S. federal income tax purposes. As such, we generally are not subject to U.S. federal income tax on that portion of our income that we distribute to stockholders. See Note 13 – Income Taxes for further detail.

We are externally managed by Claros REIT Management LP (the “Manager”), our affiliate, through a management agreement (the “Management Agreement”) pursuant to which our Manager provides a management team and other professionals who are responsible for implementing our business strategy, subject to the supervision of our board of directors (the “Board”). In exchange for its services, our Manager is entitled to management fees and, upon the achievement of required performance hurdles, incentive fees. See Note 11 – Related Party Transactions for further detail.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

We consolidate all entities that are controlled either through majority ownership or voting rights. We also identify entities for which control is achieved through means other than through voting rights (a variable interest entity or “VIE”) using the analysis as set forth in Accounting Standards Codification (“ASC”) 810, Consolidation of Variable Interest Entities, and determine when and which variable interest holder, if any, should consolidate the VIE. We do not have any consolidated variable interest entities as of December 31, 2023 and 2022. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are particularly susceptible to our judgment include, but are not limited to, the adequacy of the current expected credit loss reserve and the impairment of certain assets.

Risks and Uncertainties

In the normal course of business, we primarily encounter two significant types of economic risk: credit and market. Credit risk is the risk of default on our loans receivable that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of the loans receivable due to changes in interest rates, spreads or other market factors, including risks that impact the value of the collateral underlying our loans. We believe that the carrying values of our loans receivable are reasonable taking into consideration these risks.

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

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

balance may extend until timely filing of the REIT’s tax return in the subsequent taxable year. Qualifying distributions of taxable income are deductible by a REIT in computing taxable income.

Regulatory Risks - We are subject to significant regulatory risks. If we were unable to rely upon an exemption from registration available under the Investment Company Act of 1940, as amended, we could be required to restructure our assets or activities, including the disposition of assets during periods of adverse market conditions that could result in material losses to us.

Loans Receivable Held-for-Investment

Loans that we have originated or acquired and have the intent and ability to hold to maturity or payoff are reported at their unpaid principal balances net of any unearned income, unamortized deferred fees and expected credit losses, if applicable. Loan origination, extension, and exit fees are deferred and recognized in interest income over the estimated life of the loans using the effective interest method, adjusted for actual prepayments.

Interests in Loans Receivable Held-for-Investment

Loans that we have acquired in a transfer that did not meet the qualifications of a sale and have the intent and ability to hold to maturity or payoff are reported at their unpaid principal balances net of any unearned income, unamortized deferred fees and expected credit losses, if applicable. Loan origination, extension, and exit fees are deferred and recognized in interest income over the estimated life of the loans using the effective interest method, adjusted for actual prepayments.

Loans Receivable Held-for-Sale

Loans that we have originated or acquired and for which we have an intent and ability to sell are classified as loans receivable held-for-sale and are reflected on our consolidated balance sheet at the lower of amortized cost or estimated fair value. If the estimated fair value of expected loan proceeds is below the loan’s amortized cost as a result of a diminution in the value of the collateral asset, a specific CECL reserve is recorded and subsequently charged-off.

Non-cash Advances in Lieu of Interest

We hold certain loans whereby a portion of the loan’s unfunded commitment may be used to satisfy monthly debt service, so long as certain conditions are met. As a result, such loan’s unpaid principal balance increases on the interest payment date and we do not receive cash. This feature is referred to as non-cash advance in lieu of interest, and the increase in unpaid principal balance is reflected in the operating section of our consolidated statements of cash flows, as opposed to the investing section as if the cash had been directly advanced to a borrower. We also have certain financings that allow for non-cash advances in lieu of interest, and the increase in unpaid principal balance is reflected in the operating section of our consolidated statements of cash flows, as opposed to the financing section as if cash had been directly received by us. In either case, repayments of non-cash advances in lieu of interest for both our loans receivable and our financings are reflected in the operating section of our consolidated statements of cash flows.

Current Expected Credit Losses

The current expected credit loss (“CECL”) reserve required under ASU 2016-13 “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments (Topic 326)” (“ASU 2016-13”), reflects our current estimate of potential credit losses related to our loan portfolio. Changes to the CECL reserve are recognized through a provision for or reversal of current expected credit loss reserve on our consolidated statements of operations. ASU 2016-13 specifies the reserve should be based on relevant information about past events, including historical loss experience, current loan portfolio, market conditions and reasonable and supportable macroeconomic forecasts for the duration of each loan.

General CECL Reserve

Our loans are typically collateralized by real estate, or in the case of mezzanine loans, by an equity interest in an entity that owns real estate. We consider key credit quality indicators in underwriting loans and estimating credit losses, including: the capitalization of borrowers and sponsors; the expertise of the borrowers and sponsors in a particular real estate sector and geographic market; collateral type; geographic region; use and occupancy of the property; property market value; loan-to-value (“LTV”) ratio; loan amount and lien position; our risk rating for the same and similar loans; and prior experience with the borrower/sponsor. This information is used to assess the financial and operating capability, experience and profitability of the borrower/sponsor. Ultimate repayment of our loans is sensitive to interest rate changes, general economic conditions, liquidity, LTV ratio, existence of a liquid investment sales market for commercial properties, and availability of replacement financing.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

We regularly evaluate on a loan-by-loan basis, the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, the financial and operating capability of the borrower/sponsor, the financial strength of loan guarantors, if any, and the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such analyses are completed and reviewed by asset management personnel and evaluated by senior management on at least a quarterly basis, utilizing various data sources, including, to the extent available, (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections, (iii) sales and financing comparables, (iv) current credit spreads for refinancing and (v) other relevant market data.

We arrive at our general CECL reserve using the Weighted Average Remaining Maturity, or WARM method, which is considered an acceptable loss rate method for estimating CECL reserves by the Financial Accounting Standards Board (“FASB”). The application of the WARM method to estimate a general CECL reserve requires judgment, including the appropriate historical loan loss reference data, the expected timing and amount of future loan fundings and repayments, the current credit quality of our portfolio, and our expectations of performance and market conditions over the relevant time period.

The WARM method requires us to reference historical loan loss data from a comparable data set and apply such loss rate to each of our loans over their expected remaining term, taking into consideration expected economic conditions over the forecasted timeframe. Our general CECL reserve reflects our forecast of the current and future macroeconomic conditions that may impact the performance of the commercial real estate assets securing our loans and the borrower’s ultimate ability to repay. These estimates include unemployment rates, price indices for commercial properties, and market liquidity, all of which may influence the likelihood and magnitude of potential credit losses for our loans during their anticipated term. Additionally, further adjustments may be made based upon loan positions senior to ours, the risk rating of a loan, whether a loan is a construction loan, or the economic conditions specific to the property type of a loan’s underlying collateral.

To estimate an annual historical loss rate, we obtained historical loss rate data for loans most comparable to our loan portfolio from a commercial mortgage-backed securities database licensed by a third party, Trepp, LLC, which contains historical loss data from January 1, 1999 through December 31, 2023. We believe this CMBS data is the most relevant, available, and comparable dataset to our portfolio.

When evaluating the current and future macroeconomic environment, we consider the aforementioned macroeconomic factors. Historical data for each metric is compared to historical commercial real estate credit losses in order to determine the relationship between the two variables. We use projections of each macroeconomic factor, obtained from a third party, to approximate the impact the macroeconomic outlook may have on our loss rate. Selections of these economic forecasts require judgment about future events that, while based on the information available to us as of the balance sheet date, are ultimately subjective and uncertain, and the actual economic conditions could vary significantly from the estimates we made. Following a reasonable and supportable forecast period, we use a straight-line method of reverting to the historical loss rate. Additionally, we assess the obligation to extend credit through our unfunded loan commitments over each loan’s contractual period, adjusted for projected fundings from interest reserves, if applicable, which is considered in the estimate of the general CECL reserve. For both the funded and unfunded portions of our loans, we consider our internal risk rating of each loan as the primary credit quality indicator underlying our assessment.

We evaluate the credit quality of each of our loans receivable on an individual basis and assign a risk rating at least quarterly. We have developed a loan grading system for all of our outstanding loans receivable that are collateralized directly or indirectly by real estate. Grading criteria include, but are not limited to, as-is or as-stabilized debt yield, term of loan, property type, property or collateral location, loan type and other more subjective variables that include, but are not limited to, as-is or as-stabilized collateral value, market conditions, industry conditions and sponsor’s financial stability. While evaluating the credit quality of each loan within our portfolio, we assess these quantitative and qualitative factors as a whole and with no pre-prescribed weight on their impact to our determination of a loan’s risk rating. However, based upon the facts and circumstances for each loan and the overall market conditions, we may consider certain previously mentioned factors more or less relevant than others. We utilize the grading system to determine each loan’s risk of loss and to provide a determination as to whether an individual loan is impaired and whether a specific CECL reserve is necessary. Based on a 5-point scale, the loans are graded “1” through “5,” from less risk to greater risk, which gradings are defined as follows:

1.
Very Low Risk
2.
Low Risk
3.
Medium Risk
4.
High Risk/Potential for Loss: A loan that has a risk of realizing a principal loss
5.
Impaired/Loss Likely: A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss

Specific CECL Reserve

In certain circumstances we may determine that a loan is no longer suited for the WARM method due to its unique risk characteristics or where we have deemed the borrower/sponsor to be experiencing financial difficulty and the repayment of the loan’s principal is collateral-dependent. We may instead elect to employ different methods to estimate credit losses that also conform to ASU

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

2016-13 and related guidance. For such loans, we would separately measure the specific reserve for each loan by using the estimated fair value of the loan’s collateral. If the estimated fair value of the collateral is less than the carrying value of the loan, an asset-specific reserve is created as a component of our overall current expected credit loss reserve. Specific reserves are equal to the excess of a loan’s carrying value to the estimated fair value of the collateral, less estimated costs to sell, if recovery of our investment is expected from the sale of the collateral and such costs will reduce amounts recovered by us.

If we have determined that a loan or a portion of a loan is uncollectible, we will write off such portion of the loan through an adjustment to our current expected credit loss reserve. Significant judgment is required in determining impairment and in estimating the resulting credit loss reserve, and actual losses, if any, could materially differ from those estimates.

See Note 3 - Loan Portfolio - Current Expected Credit Losses for further detail.

Financial Instruments

Financial instruments held by us include cash and cash equivalents, restricted cash, loan principal payments held by servicer, loans receivable held-for-investment, loans receivable held-for-sale, interests in loans receivable held-for-investment, other assets, other liabilities, dividends payable, management fee payable - affiliate, repurchase agreements, term participations, notes payable, loan participations sold, secured term loans and debt related to real estate owned. The estimated fair value of cash and cash equivalents, restricted cash, loan principal payments held by servicer, other assets (excluding the fair value of our interest rate cap), other liabilities, dividends payable, and management fee payable - affiliate approximates their current carrying amount.

GAAP requires the categorization of the fair value of financial instruments into three broad levels that form a hierarchy based on the transparency of inputs to the valuation. See Note 8 – Fair Value Measurements for further detail.

Cash and Cash Equivalents

We consider all investments with original maturities of three months or less, at the time of acquisition, to be cash equivalents. We maintain cash accounts which from time to time exceed the insured maximum of $250,000 per account.

Restricted Cash

Restricted cash includes reserve balances for real estate taxes and capital improvements for our real estate owned hotel portfolio, as well as lockbox accounts held pursuant to the terms of certain financings.

Real Estate Owned (and Related Debt)

We may assume legal title and/or physical possession of the underlying collateral property of a defaulted loan through foreclosure, a deed-in-lieu of foreclosure, or an assignment-in-lieu of foreclosure. If we intend to hold, operate or develop the property for a period of at least 12 months, the asset is classified as real estate owned, net on our consolidated balance sheets. If we intend to market the property for sale in the near subsequent term, the asset is classified as real estate held-for-sale on our consolidated balance sheets. Real estate owned is initially recorded at estimated fair value and is subsequently presented net of accumulated depreciation. Depreciation is computed using a straight-line method over estimated useful lives ranging from 5 to 40 years and is recognized in depreciation and amortization expense on our consolidated statements of operations.

We account for acquisitions of real estate, including foreclosures, deed-in-lieu of foreclosures, or assignment-in-lieu of foreclosures, in accordance with ASC 805, Business Combinations, which first requires that we determine if the real estate investment is the acquisition of an asset or a business combination. Under this model, we identify and determine the estimated fair value of any assets acquired and liabilities assumed. This generally results in the allocation of the purchase price to the assets acquired and liabilities assumed based on the relative fair values of each respective asset and liability.

Assets acquired and liabilities assumed generally include land, building, building improvements, tenant improvements, furniture, fixtures and equipment, mortgages payable, and identified intangible assets and liabilities, which generally consists of above or below market lease values, in-place lease values, and other lease-related values. In estimating fair values for allocating the purchase price of our real estate owned, we may utilize various methods, including a market approach, which considers recent sales of similar properties, adjusted for differences in location and state of the physical asset, or a replacement cost approach, which considers the composition of physical assets acquired, adjusted based on industry standard information and the remaining useful life of the acquired property. In estimating fair values of intangible assets acquired or liabilities assumed, we consider the estimated cost of leasing our real estate owned assuming the property was vacant, the value of the current lease agreements relative to market-rate leases, and the estimation of total lease-up time including lost rents. In-place, above market, and other lease values, net are included within other assets on our consolidated balance sheets. Below market lease values, net, are included within other liabilities on our consolidated balance sheets. Amortization of in-place and other lease values is recognized in depreciation and amortization expense on our consolidated statements of operations.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Amortization of above and below market lease values is recognized in revenue from real estate owned on our consolidated statements of operations.

Real estate assets are evaluated for indicators of impairment on a quarterly basis. Factors that we may consider in our impairment analysis include, among others: (1) significant underperformance relative to historical or anticipated operating results; (2) significant negative industry or economic trends; (3) costs necessary to extend the life or improve the real estate asset; (4) significant increase in competition; and (5) ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows expected to be generated by the real estate asset over the estimated remaining holding period is less than the carrying amount of such real estate asset. Cash flows include operating cash flows and anticipated capital proceeds generated by the sale of the real estate asset. If the sum of such estimated undiscounted cash flows is less than the carrying amount of the real estate asset, an impairment charge is recorded equal to the excess of the carrying value of the real estate asset over its estimated fair value. When determining the estimated fair value of a real estate asset, we make certain assumptions including consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon our estimate of a capitalization rate and discount rate. There were no impairments of our real estate assets through December 31, 2023.

Debt assumed in a foreclosure, deed-in-lieu of foreclosure, or assignment-in-lieu of foreclosure of real estate is recorded at its estimated fair value at the time of the acquisition and is subsequently presented net of unamortized deferred financing costs. As of December 31, 2023, debt related to real estate owned is non-recourse to us.

Equity Method Investment

We account for our investments in entities in which we have the ability to significantly influence, but do not have a controlling interest, by using the equity method of accounting. Under the equity method for which we have not elected a fair value option, the investment, originally recorded at cost, is adjusted to recognize our share of earnings or losses as they occur and for additional contributions made or distributions received. We look at the nature of the cash distributions received to determine the proper character of cash flow distributions on the accompanying consolidated statements of cash flows as either returns on investment, which would be included in operating activities, or returns of investment, which would be included in investing activities.

At each reporting period we assess whether there are any indicators of other than temporary impairment of our equity investments. There were no other than temporary impairments of our equity method investment through December 31, 2023.

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

We have not designated any derivatives as hedges to qualify for hedge accounting for financial reporting purposes and fluctuations in the fair value of derivatives have been recognized as an unrealized gain or loss on interest rate cap in our consolidated statements of operations. Payments received from our counterparties in connection with our derivative are recognized as proceeds from interest rate cap on our consolidated statements of operations.

Other Assets

Other assets generally include interest receivable, miscellaneous receivables, prepaid expenses, deferred tax asset (net of any valuation allowance), deposits funded relating to unclosed transactions, deferred financing costs, net related to certain secured financings, derivative financial instruments, and certain lease intangible assets, net.

Deferred Financing Costs

Deferred financing costs included within other assets on our consolidated balance sheets include costs related to the establishment and ongoing operations of our repurchase agreements, term participation facility, and short-term funding facility. These costs are

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

amortized as interest expense using the straight-line method over the contractual term of the repurchase agreements, the contractual term of the short-term funding facility, or the contractual term of the collateral asset for the term participation facility, which may include fees paid to the financing counterparty when financing a specific asset.

Costs related to obtaining notes payable, loan participations sold, secured term loans, and debt related to real estate owned are presented on our consolidated balance sheets as a direct deduction from the carrying amount of the respective obligations. These costs are amortized over the contractual term of the obligations as interest expense using the effective interest method.

Secured Financings

We evaluate whether a financing transaction constitutes a sale based on whether (i) the financial asset was legally isolated, (ii) control of the financial asset has been transferred to the transferee, (iii) the transfer imposed any condition that would constrain the transferee from pledging the financial asset received, and (iv) we have continuing involvement with the transferred financial asset.

Repurchase Agreements

We finance certain of our loans receivable using repurchase agreements, whereby an asset is sold to a counterparty to be repurchased at a later date at a predetermined price. Such arrangements are accounted for as secured financings under GAAP and are presented as a liability on our consolidated balance sheets. Prior to repurchase, interest is incurred to the counterparty based upon the sales price and a predetermined interest rate. Borrowings under the repurchase agreements are partially recourse to us.

Term Participation Facility

We finance certain of our loans receivable through selling a senior interest to a counterparty. The term participation facility allows us to finance additional loans through a specified date. Such arrangements are accounted for as secured financings under GAAP and are presented as a liability on our consolidated balance sheets. Borrowings under the term participation facility are partially recourse to us.

Loan Participations Sold, Net

We finance certain of our loans via the sale of a participation in such loan to a counterparty. However, we present the loan participation sold as a liability, net of any unamortized deferred financing costs on our consolidated balance sheets when the arrangement does not qualify as a sale under GAAP. Other than amounts guaranteed by us, these loan participations are non-recourse.

Notes Payable, Net

We finance certain of our loans receivable using direct financing, collateralized by the loans receivable, which are presented as liability net of any unamortized deferred financing costs on our consolidated balance sheets. Other than amounts guaranteed by us, borrowings under notes payable are non-recourse.

Secured Term Loan, Net

Our secured term loan is collateralized by a pledge of equity in certain subsidiaries and their related assets and is presented on our consolidated balance sheets net of any unamortized original issue discount. Transaction expenses incurred in connection with our secured term loan are deferred and recognized as interest expense over the life of the loan using the effective interest method.

Other Liabilities

Other liabilities include interest payable, accrued expenses, our general CECL reserve related to our unfunded loan commitments, reserves and deposits held for loans receivable, and below market lease values, net.

Revenue Recognition

Interest income from loans receivable is recorded on the accrual basis based on the unpaid principal balance and the contractual terms of the loans. Fees, premiums, discounts and direct costs associated with these loans are initially deferred and recognized as an adjustment to unpaid principal balance until the loan is advanced and are then amortized or accreted into interest income over the term of the loan as an adjustment to yield using the effective interest method based on expected cash flows through the expected recovery period. Income accrual may be suspended for loans when we determine that the payment of income and/or principal is no longer probable. Once income accrual is suspended, any previously recognized interest income deemed uncollectible is reversed against interest income. Factors considered when making this determination include, but are not limited to, our assessment of the underlying collateral value, delinquency in excess of 90 days, and overall market conditions. While on non-accrual status, based on our estimation as to

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

collectability of principal, loans are either accounted for on a cash basis, where interest income is recognized only upon actual receipt of cash, or on a cost-recovery basis, where all cash receipts reduce a loan’s carrying value. If and when a loan is brought back into compliance with its contractual terms, and our Manager has determined that the borrower has demonstrated an ability and willingness to continue to make contractually required payments related to the loan, we resume accrual of interest.

Revenue from real estate owned represents revenues associated with the operations of our hotel portfolio and mixed-use property classified as real estate owned.

Revenue from the operations of the hotel portfolio is recognized when guestrooms are occupied, services have been rendered or fees have been earned. Hotel revenues consist of room sales, food and beverage sales and other hotel revenues and are recorded net of any discounts, sales and other taxes collected from customers. In accordance with ASC 606, Revenue from Contracts with Customers, revenue from our hotel portfolio is recognized when we transfer promised services to customers in an amount that reflects the consideration to which we expect to be entitled to in exchange for those services. ASC 606 includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when the performance obligation is satisfied. Our contracts generally have a single performance obligation, such as renting a hotel room to a customer, or providing food and beverage to a customer, or providing a hotel property related good or service to a customer. Our performance obligations are generally satisfied at a point in time.

Revenue from operations of our mixed-use property is derived from lease agreements with tenants, which we account for under ASC 842, Leases. Such lease agreements generally provide for fixed rent payments, which we recognize on a straight-line basis over the lease term, and variable rent payments, including reimbursement of certain operating expenses and miscellaneous fees, which we recognize when earned. These reimbursements represent revenue attributable to non-lease components for which the timing and pattern of recognition is the same for lease components. We use the practical expedient, which allows us to account for lease and non-lease components as a single component for all classes of underlying assets. We periodically evaluate the collectability of tenant receivables required under the lease agreements. If we determine that collectability is not probable, we reverse any difference between revenue recognized to date and payments that have been collected from the tenant to date as a current period adjustment to revenue from real estate owned.

Stock-Based Compensation Expense

Stock-based compensation expense consists of both time-based and performance-based awards issued to persons employed by or otherwise associated with our Manager and/or its affiliates. Stock-based compensation expense is recognized in earnings on a straight-line basis over the applicable award’s vesting period. Forfeitures of stock-based compensation awards are recognized as they occur.

Common Stock

Common stock issued and outstanding excludes Restricted Stock Units (“RSUs”) which have not been delivered, regardless of vesting status. Fully vested RSUs are included in the calculation of basic and diluted weighted average shares outstanding and receive dividends declared on common stock.

On October 6, 2021, we effected a reverse stock split of shares of our common stock on a 2-for-1 basis. All references to common stock outstanding, restricted stock units, share data and per common stock share amounts have been stated to reflect the effect of the reverse stock split for all periods presented.

Redeemable Common Stock

We account for our common stock subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Conditionally redeemable common stock is classified as temporary equity, including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control. At all other times, common stock is classified as equity. Certain of our common stock featured certain redemption rights that were considered to be outside of our control and subject to occurrence of uncertain future events. These rights terminated upon the completion of our initial public offering on November 3, 2021. Accordingly, on this date redeemable common stock was reclassified to common stock at its redemption value. References to common stock in 2021 include redeemable common stock.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Non-Controlling Interests

The non-controlling interests included on our consolidated balance sheet as of December 31, 2021 represented the equity interests in CMTG/TT Mortgage REIT LLC (“CMTG/TT”) that were not owned by us. Effective August 1, 2022, the operating agreement of CMTG/TT was amended and we are not deemed to be the primary beneficiary in accordance with ASC 810 and do not consolidate the joint venture. Prior to August 1, 2022, the portion of CMTG/TT’s consolidated equity and results of operations allocated to non-controlling interest was equal to the remaining 49% ownership of CMTG/TT. As of December 31, 2021, CMTG/TT’s total equity was $76.8 million of which $37.6 million was characterized as non-controlling interests. See Note 4 - Equity Method Investment for further detail.

Offering Costs

Certain costs related to equity offerings, including legal, professional accounting and other third-party fees that are directly associated with equity offerings, are recorded in equity as a reduction of additional paid-in capital. For the years ended December 31, 2023, 2022, and 2021, we incurred offering costs of $0, $30,000, and $11.8 million, respectively, which have been charged against additional paid-in capital on our consolidated balance sheets.

Repurchased Shares

We account for the repurchases of our common stock based on the settlement date. Payments for common stock repurchases that are not yet settled as of the reporting date are included in other assets on our consolidated balance sheets. As of December 31, 2023, all repurchased shares of our common stock have been retired.

Reportable Segments

For the year ended December 31, 2023, as a result of obtaining title to an additional real estate owned asset through an assignment-in-lieu of foreclosure and the performance of our real estate owned assets, our Chief Operating Decision Maker determined that we have two operating segments and two reporting segments, with activities related to investing in income-producing loans collateralized by institutional quality commercial real estate and activities related to the operations of our real estate owned assets. See Note 3 - Loan Portfolio for further detail of our loans receivable held-for-investment and Note 5 - Real Estate Owned for further detail of our real estate owned assets.

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform with the current period presentation. These reclassifications had no effect on the results of operations or financial position for any period presented.

Recent Accounting Guidance

The FASB issued ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures,” (“ASU 2022-02”). The standard eliminates the recognition and measurement guidance for troubled debt restructurings (“TDRs”) for creditors that have adopted ASU 2016-13. In addition to eliminating the TDR accounting guidance, ASU 2022-02 changes existing disclosure requirements and introduces new disclosures related to certain modifications of instruments with borrowers experiencing financial difficulty. The standard is effective for periods beginning after December 15, 2022, with early adoption permitted. During the second quarter of 2022, we adopted this standard effective January 1, 2022 and the adoption did not have a material impact on our consolidated financial statements.

The FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”). The standard provides improvements to income tax disclosure requiring disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The adoption of ASU 2023-09 is not expected to have a material impact on our consolidated financial statements.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Note 3. Loan Portfolio

Loans Receivable

Our loan portfolio as of December 31, 2023 was comprised of the following loans ($ in thousands, except for number of loans):

	Number of Loans	Loan Commitment(1)	Unpaid Principal Balance	Carrying Value (2)	Weighted Average Spread(3)	Weighted Average Interest Rate(4)
Loans receivable held-for-investment
Variable:
Senior loans(5)	60	$7,952,806	$6,875,894	$6,779,899	+ 3.87%	8.67%
Subordinate loans	1	30,200	30,200	30,313	+ 12.86%	18.21%
	61	7,983,006	6,906,094	6,810,212	+ 3.91%	8.71%
Fixed:
Senior loans(5)	2	12,544	12,544	12,767	N/A	8.49%
Subordinate loans	2	125,886	125,886	124,817	N/A	8.44%
	4	138,430	138,430	137,584		8.44%
Total/Weighted Average	65	$8,121,436	$7,044,524	$6,947,796	N/A	9.00%
General CECL reserve				(70,371)
Loans receivable held-for-investment, net				$6,877,425

(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Net of specific CECL reserves of $72.6 million.
(3)
The weighted average spread is expressed as a spread over the relevant floating benchmark rates. One-month term Secured Overnight Financing Rate (“SOFR”) as of December 31, 2023 was 5.35%. Weighted average is based on outstanding principal as of December 31, 2023. For loans placed on non-accrual, the spread used in calculating the weighted average spread is 0%.
(4)
Reflects the weighted average interest rate based on the floating benchmark rate (if applicable), including SOFR floors (if applicable). Weighted average is based on outstanding principal as of December 31, 2023 and includes loans on non-accrual status. For loans placed on non-accrual, the interest rate used in calculating the weighted average interest rate is 0%.
(5)
Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans (if any), and pari passu participations in senior mortgage loans. During the year ended December 31, 2023, we acquired the senior mortgage for a subordinate loan with a then unpaid principal balance of $32.9 million at December 31, 2022 and now classify the subordinate loan as a senior loan.

Our loan portfolio as of December 31, 2022 was comprised of the following loans ($ in thousands, except for number of loans):

	Number of Loans	Loan Commitment(1)	Unpaid Principal Balance	Carrying Value (2)	Weighted Average Spread(3)	Weighted Average Interest Rate(4)
Loans receivable held-for-investment
Variable:
Senior loans(5)	71	$9,221,549	$7,327,462	$7,217,564	+ 3.92%	8.05%
Subordinate loans	2	63,102	61,763	61,947	+ 11.55%	15.95%
	73	9,284,651	7,389,225	7,279,511	+ 3.98%	8.11%
Fixed:
Senior loans(5)	2	23,373	23,373	23,595	N/A	8.50%
Subordinate loans	2	125,927	125,927	125,668	N/A	8.49%
	4	149,300	149,300	149,263		8.49%
Total/Weighted Average	77	$9,433,951	$7,538,525	$7,428,774	N/A	8.12%
General CECL reserve				(68,347)
Loans receivable held-for-investment, net				$7,360,427

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

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

(4)
Reflects the weighted average interest rate based on the applicable floating benchmark rate (if applicable), including LIBOR/SOFR floors (if applicable). Weighted average is based on unpaid principal balance as of December 31, 2022 and includes loans on non-accrual status. For loans placed on non-accrual, the interest rate used in calculating the weighted average interest rate is 0%.
(5)
Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans (if any), and pari passu participations in senior mortgage loans.

Activity relating to our loans receivable held-for-investment for the years ended December 31, 2023 and 2022 is as follows ($ in thousands):

	Unpaid Principal Balance	Deferred Fees	Specific CECL Reserve	Carrying Value (1)
Balance at December 31, 2022	$7,538,525	$(49,451)	$(60,300)	$7,428,774
Initial funding of new loan originations and acquisitions	101,059	-	-	101,059
Advances on existing loans	668,651	-	-	668,651
Non-cash advances in lieu of interest	61,699	1,933	-	63,632
Origination fees, extension fees and exit fees (2)	-	(2,833)	-	(2,833)
Repayments of loans receivable	(561,060)	-	-	(561,060)
Repayments of non-cash advances in lieu of interest	(23,910)	-	-	(23,910)
Accretion of fees	-	22,809	-	22,809
Specific CECL reserve	-	-	(159,648)	(159,648)
Sales of loans receivable	(260,110)	1,045	72,958	(186,107)
Transfer to real estate owned (See Note 5)	(208,797)	-	66,935	(141,862)
Transfer to loans held-for-sale	(271,533)	2,356	7,468	(261,709)
Balance at December 31, 2023	$7,044,524	$(24,141)	$(72,587)	$6,947,796
General CECL reserve				(70,371)
Carrying Value				$6,877,425

(1)
Balance at December 31, 2022 does not include general CECL reserve.
(2)
Includes $341,000 of extension fees earned prior to December 31, 2023 which were received in January 2024.

	Unpaid Principal Balance	Deferred Fees	Specific CECL Reserve	Carrying Value (1)
Balance at December 31, 2021	$6,441,238	$(33,933)	$(6,333)	$6,400,972
Initial funding of new loan originations and acquisitions	2,030,456	-	-	2,030,456
Advances on existing loans	602,254	-	-	602,254
Non-cash advances in lieu of interest	77,004	1,447	-	78,451
Origination fees, extension fees and exit fees	-	(41,537)	-	(41,537)
Repayments of loans receivable	(1,463,271)	-	-	(1,463,271)
Repayments of non-cash advances in lieu of interest	(21,609)	-	-	(21,609)
Accretion of fees	-	24,763	-	24,763
Specific CECL reserve	-	-	(65,494)	(65,494)
Sale of loan receivable	(146,912)	-	-	(146,912)
Gain (loss) on sale of loans receivable	30,892	(191)	-	30,701
Principal charge-offs	(11,527)	-	11,527	-
Balance at December 31, 2022	$7,538,525	$(49,451)	$(60,300)	$7,428,774
General CECL reserve			.	(68,347)
Carrying Value				$7,360,427

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

During the three months ended September 30, 2023, we sold a senior loan with a carrying value prior to any specific CECL reserves of $137.2 million and an unpaid principal balance of $137.6 million, resulting in gross proceeds of $65.0 million and a principal

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

charge-off of $73.0 million. The loan, which was comprised of a portfolio of uncrossed loans, was collateralized by a portfolio of multifamily properties located in San Francisco, CA. Prior to this sale, we had recorded a $37.1 million specific CECL reserve against this loan based upon the estimated fair value of the loan’s collateral portfolio. The $73.0 million principal charge-off follows the recognition of an incremental specific CECL reserve of $35.9 million. During 2023 and through the date of sale, this loan was ascribed a risk rating of 5, was on non-accrual status, and we received $1.1 million which was treated as a reduction of our carrying value. The financial asset was legally isolated, control of the financial asset has been transferred to the transferee and the transfer imposed no condition that would constrain the transferee from pledging the financial asset received. Concurrent with the sale, we entered into an agreement with the transferee which provides for a share of cash flows from the senior loan upon the transferee meeting certain financial metrics. As of December 31, 2023, we have not recognized any value to this interest on our consolidated financial statements. We have obtained a true-sale-at-law opinion and have determined the transaction constituted a sale.

Through CMTG/TT, a previously consolidated joint venture, we held a 51% interest in a $78.5 million subordinate loan secured by land in New York, NY which had been on non-accrual status since October 2021. During the third quarter of 2022, we directly acquired the $73.5 million senior position of the loan and converted the whole loan from a land loan into a construction loan to finance the development of a hotel. The borrower simultaneously committed additional equity to the project. Immediately following the conversion of the loan, we hold $115.3 million of total loan commitments, of which $78.5 million has been funded and is included in loans receivable held-for-investment on our consolidated balance sheet as of December 31, 2023, as well as 51% of the $78.5 million subordinate loan held through CMTG/TT which is accounted for under the equity method of accounting on our consolidated financial statements. See Note 4 - Equity Method Investment for further detail.

During the three months ended December 31, 2023, we modified a loan with a borrower that was experiencing financial difficulties, resulting in a maturity extension to June 10, 2024. As of December 31, 2023, the loan had total commitments and an amortized cost basis of $76.4 million, respectively, represents approximately 1.1% of total loans receivable held-for-investment and is current on interest payments. The loan is considered in determining our general CECL reserve.

During the three months ended June 30, 2022, we modified a loan with a borrower that was experiencing financial difficulties, resulting in a decrease in the index rate floor from 1.57% to 1.00% and modified extension requirements. During the year ended December 31, 2022, we further modified this loan to provide for a maturity extension to September 18, 2023. As of December 31, 2023, the loan had total commitments and an amortized cost basis of $87.8 million, respectively, represents approximately 1.3% of total loans receivable held-for-investment, is current on interest payments, and is in maturity default. The loan is considered in determining our general CECL reserve.

Our loans receivable held-for-sale as of December 31, 2023 were comprised of the following loans ($ in thousands):

Property Type	Location	Loan Commitment	Unpaid Principal Balance	Carrying Value Before Principal Charge-Off	Principal Charge-Off	Held-For-Sale Carrying Value
For Sale Condo	FL	$160,000	$158,180	$157,346	$-	$157,346
Multifamily	FL	77,115	76,580	76,275	-	76,275
Mixed-Use	FL	141,791	36,773	35,556	(7,468)	28,088
Total		$378,906	$271,533	$269,177	$(7,468)	$261,709

In January of 2024, we sold these three senior loans to an unaffiliated purchaser. The principal charge-off follows the recognition of an incremental specific CECL reserve in the same amount and is allocated and attributable to the construction status of one loan’s collateral asset and such loan’s $105.0 million of remaining unfunded commitments. As of September 30, 2023, the loans were ascribed loan risk ratings ranging from 2 to 3. As of December 31, 2023, we determined that these loans met the held-for-sale criteria and were not considered in determining our general CECL reserve.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Concentration of Risk

The following table presents our loans receivable held-for-investment by loan type, as well as property type and geographic location of the properties collateralizing these loans as of December 31, 2023 and 2022 ($ in thousands):

	December 31, 2023		December 31, 2022
Loan Type	Carrying Value (1)	Percentage	Carrying Value (2)	Percentage
Senior loans(3)	$6,792,666	98%	$7,241,159	97%
Subordinate loans	155,130	2%	187,615	3%
	$6,947,796	100%	$7,428,774	100%
General CECL reserve	$(70,371)		$(68,347)
	$6,877,425		$7,360,427

Property Type	Carrying Value (1)	Percentage	Carrying Value (2)	Percentage
Multifamily	$2,829,436	41%	$3,044,892	41%
Hospitality	1,339,067	19%	1,551,946	20%
Office	961,744	14%	1,086,018	15%
Mixed-Use(4)	596,919	9%	615,599	8%
Land	518,252	7%	426,645	6%
Other	482,582	7%	269,464	4%
For Sale Condo	219,796	3%	434,210	6%
	$6,947,796	100%	$7,428,774	100%
General CECL reserve	$(70,371)		$(68,347)
	$6,877,425		$7,360,427

Geographic Location	Carrying Value (1)	Percentage	Carrying Value (2)	Percentage
United States
West	$2,518,716	35%	$2,450,710	33%
Northeast	1,861,239	27%	1,999,648	27%
Mid Atlantic	761,588	11%	809,908	11%
Southeast	735,011	11%	1,008,590	14%
Southwest	592,324	9%	694,887	9%
Midwest	477,019	7%	461,531	6%
Other	1,899	0%	3,500	0%
	$6,947,796	100%	$7,428,774	100%
General CECL reserve	$(70,371)		$(68,347)
	$6,877,425		$7,360,427

(1)
Net of specific CECL reserves of $72.6 million at December 31, 2023.
(2)
Net of specific CECL reserves of $60.3 million at December 31, 2022.
(3)
Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans (if any) and pari passu participations in senior mortgage loans.
(4)
At December 31, 2023, mixed-use comprises of 3% office, 2% retail, 2% multifamily, 1% hospitality, and immaterial amounts of for sale condo. At December 31, 2022, mixed-use comprises of 4% office, 2% retail, 1% for sale condo, 1% multifamily, and immaterial amounts of hospitality and signage components.

Interest Income and Accretion

The following table summarizes our interest and accretion income from our loan portfolio and interest on cash balances for the years ended December 31, 2023, 2022 and 2021 ($ in thousands):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Coupon interest	$662,789	$441,320	$386,731
Accretion of fees	22,809	24,967	26,487
Interest on cash, cash equivalents, and other income	12,276	4,381	2,045
Total interest and related income(1)	$697,874	$470,668	$415,263

(1)
We recognized $1.6 million, $5.1 million, and $7.3 million in pre-payment penalties and accelerated fees during the years ended December 31, 2023, 2022, and 2021, respectively.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Loan Risk Ratings

As further described in Note 2 – Summary of Significant Accounting Policies, we evaluate the credit quality of our loan portfolio on a quarterly basis. In conjunction with our quarterly loan portfolio review, we assess the risk factors of each loan and assign a risk rating based on several factors, including current loan-to-value, debt yield, structure, cash flow volatility, exit plan, current market conditions and sponsorship level. While evaluating the credit quality of each loan within our portfolio, we assess these quantitative and qualitative factors as a whole and with no pre-prescribed weight on their impact to our determination of a loan’s risk rating. However, based upon the facts and circumstances for each loan and the current market conditions, we may consider certain previously mentioned factors more or less relevant than others. Loans are rated “1” (less risk) through “5” (greater risk), which ratings are defined in Note 2 – Summary of Significant Accounting Policies.

The following tables allocate the principal balance and carrying value of our loans receivable held-for-investment based on our internal risk ratings as of December 31, 2023 and 2022 ($ in thousands):

December 31, 2023
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value (1)	% of Total of Carrying Value
1	-	$-	$-	0%
2	-	-	-	0%
3	45	5,169,731	5,148,188	74%
4	15	1,536,748	1,534,829	22%
5	5	338,045	264,779	4%
	65	$7,044,524	$6,947,796	100%
General CECL reserve			(70,371)
			$6,877,425

(1)
Net of specific CECL reserves of $72.6 million.

December 31, 2022
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value (1)	% of Total of Carrying Value
1	-	$-	$-	0%
2	1	927	913	0%
3	63	6,181,207	6,136,300	83%
4	10	1,005,345	1,001,235	13%
5	3	351,046	290,326	4%
	77	$7,538,525	$7,428,774	100%
General CECL reserve			(68,347)
			$7,360,427

(1)
Net of specific CECL reserves of $60.3 million.

As of December 31, 2023 and 2022, the average risk rating of our portfolio was 3.3 and 3.2, respectively, weighted by unpaid principal balance.

The following table presents the carrying value and significant characteristics of our loans receivable held-for-investment on non-accrual status as of December 31, 2023 ($ in thousands):

Property Type	Location	Risk Rating	Unpaid Principal Balance	Carrying Value Before Specific CECL Reserve	Specific CECL Reserve	Net Carrying Value	Interest Recognition Method / as of Date
Multifamily	CA	4	$214,479	$212,877	$-	$212,877	Cost recovery/ 10/1/2023
Land(1)	VA	5	151,326	151,326	(31,226)	120,100	Cost recovery/ 1/1/2023
Office(2)	CA	5	112,442	112,163	(20,523)	91,640	Cash basis/ 4/1/2023
Office	CA	4	98,214	97,827	-	97,827	Cost recovery/ 9/1/2023
Office	GA	5	71,492	71,094	(19,954)	51,140	Cost recovery/ 9/1/2023
Land	NY	4	67,000	67,000	-	67,000	Cash basis/ 11/1/2021
Other	Other	5	1,899	1,899	-	1,899	Cost recovery/ 7/1/2020
Other	NY	5	886	884	(884)	-	Cost recovery/ 6/30/2023
Total non-accrual (3)(4)			$717,738	$715,070	$(72,587)	$642,483

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

(1)
During the quarter ended June 30, 2023, this loan was reclassified from a hospitality loan to a land loan based on the state of the collateral.
(2)
Interest income of $0.3 million was recognized on a cash basis for this loan while on non-accrual status during the year ended December 31, 2023.
(3)
Loans classified as non-accrual represented 9.2% of our total loans receivable held-for-investment at December 31, 2023, based on carrying value net of any specific CECL reserves. Excludes four loans with an aggregate carrying value of $490.2 million that are in maturity default but remain on accrual status as the borrower is either current on interest payments or interest is deemed collectible based on the underlying collateral value. Additionally, as of December 31, 2023, we have one loan with an aggregate carrying value of $78.4 million that is delinquent on interest payments but remains on accrual status as the interest is deemed collectible based on the underlying collateral value.
(4)
As of December 31, 2023, loans on non-accrual status had aggregate unfunded loan commitments of $75.1 million.

The following table presents the carrying value and significant characteristics of our loans receivable held-for-investment on non-accrual status as of December 31, 2022 ($ in thousands):

Property Type	Location	Risk Rating	Unpaid Principal Balance	Carrying Value Before Specific CECL Reserve	Specific CECL Reserve	Net Carrying Value	Interest Recognition Method / as of Date
Mixed-Use (1)	NY	5	$208,797	$208,797	$(42,007)	$166,790	Cash basis/ 11/1/2022
Multifamily (2)	CA	5	138,749	138,329	(18,293)	120,036	Cost recovery/ 12/1/2022
Land	NY	4	67,000	67,000	-	67,000	Cash basis/ 11/1/2021
Other	Other	5	3,500	3,500	-	3,500	Cost recovery/ 7/1/2020
Total non-accrual (3)(4)			$418,046	$417,626	$(60,300)	$357,326

(1)
Interest income of $1.1 million was recognized on a cash basis for this loan while on non-accrual status during the year ended December 31, 2022. On June 30 2023, we obtained legal title to the collateral property of this loan through an assignment-in-lieu of foreclosure. See Note 5 - Real Estate Owned for further detail.
(2)
During the three months ended September 30, 2023, we sold this loan resulting in gross proceeds of $65.0 million and a principal charge-off of $73.0 million.
(3)
Loans classified as non-accrual represented 4.8% of the total loans receivable held-for-investment at December 31, 2022, based on carrying value. Excludes three loans with an aggregate carrying value of $360.0 million that remain on accrual status but are in maturity default.
(4)
As of December 31, 2022, loans on non-accrual status had aggregate unfunded loan commitments of $17.5 million.

Current Expected Credit Losses

The current expected credit loss reserve required under GAAP reflects our current estimate of potential credit losses related to our loan commitments. See Note 2 for further detail of our current expected credit loss reserve methodology.

The following table illustrates the changes in the current expected credit loss reserve for our loans receivable held-for-investment for the years ended December 31, 2023 and 2022, respectively ($ in thousands):

		General CECL Reserve
	Specific CECL Reserve	Loans Receivable Held-for-Investment	Interests in Loans Receivable Held-for-Investment	Accrued Interest Receivable	Unfunded Loan Commitments (1)	Total General CECL Reserve	Total CECL Reserve
Total reserve, December 31, 2021	$6,333	$60,677	$14	$218	$6,286	$67,195	$73,528
Increase (reversal)	65,494	7,670	(14)	(218)	11,429	18,867	84,361
Principal charge-offs	(11,527)	-	-	-	-	-	(11,527)
Total reserve, December 31, 2022	$60,300	$68,347	$-	$-	$17,715	$86,062	$146,362
Increase (reversal)	159,648	2,024	-	-	(7,989)	(5,965)	153,683
Principal charge-offs	(147,361)	-	-	-	-	-	(147,361)
Total reserve, December 31, 2023	$72,587	$70,371	$-	$-	$9,726	$80,097	$152,684
Reserve at, December 31, 2023 (2)	1.0%					1.2%	2.2%
(1)
The CECL reserve for unfunded commitments is included in other liabilities on the consolidated balance sheets.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

(2)
Represents CECL reserve as a percent of total unpaid principal balance of loans receivable held-for-investment as of December 31, 2023.

During the year ended December 31, 2023, we recorded a provision for current expected credit losses of $153.7 million, which consisted of a $159.6 million increase in our specific CECL reserve prior to principal charge-offs, and a reversal of $6.0 million of general CECL reserves. The reversal of general CECL reserves was primarily attributable to the seasoning of our portfolio and a reduction in the size of our loan portfolio subject to determination of the general CECL reserve, partially offset by deteriorating macroeconomic conditions. As of December 31, 2023, our total current expected credit loss reserve was $152.7 million. See discussion above regarding principal charge-offs related to loans classified as held-for-sale as of December 31, 2023.

During the year ended December 31, 2022, we recorded a provision for current expected credit losses of $84.4 million, which consisted of a $65.5 million increase in our specific CECL reserve prior to a principal charge-off, and an increase of $18.9 million in our general CECL reserve. The increase in the total current expected credit loss reserve was primarily attributable to additional specific CECL reserves, an increase in the size of the portfolio and deteriorating macroeconomic conditions. As of December 31, 2022, our total current expected credit loss reserve was $146.4 million.

Specific CECL Reserves

The following table presents a summary of our loans receivable held-for-investment with specific CECL reserves as of December 31, 2023 ($ in thousands):

Property Type	Location	Unpaid Principal Balance	Carrying Value Before Specific CECL Reserve	Specific CECL Reserve	Net Carrying Value
Land	VA	$151,326	$151,326	$31,226	$120,100
Office	CA	112,442	112,163	20,523	91,640
Office	GA	71,492	71,094	19,954	51,140
Other	NY	886	884	884	-
Total		$336,146	$335,467	$72,587	$262,880

During the three months ended September 30, 2023, we recorded a specific CECL reserve of $30.6 million in connection with a senior loan with a borrower that is experiencing financial difficulty and the loan is in maturity default. During the three months ended December 31, 2023, we recorded additional specific CECL reserves totaling $0.6 million as a result of protective advances made during the quarter, resulting in a total specific CECL reserve of $31.2 million. The loan is secured by land in Arlington, VA and as of December 31, 2023, has an unpaid principal balance and carrying value prior to any specific CECL reserve of $151.3 million and is in maturity default. Effective January 1, 2023, this loan was placed on non-accrual status.

During the three months ended September 30, 2023, we recorded a specific CECL reserve of $20.6 million in connection with a senior loan with a borrower that is experiencing financial difficulty. During the three months ended December 31, 2023, we reduced the specific CECL reserve based on changes to the collateral value, resulting in a total specific CECL reserve of $20.5 million. The loan is secured by an office building in San Francisco, CA and a pledge of equity interests therein. As of December 31, 2023, this loan has an unpaid principal balance and carrying value prior to any specific CECL reserve of $112.4 million and $112.2 million, respectively, and an initial maturity date of February 13, 2024. Effective September 1, 2023, this loan was placed on non-accrual status.

During the three months ended September 30, 2023, we recorded a specific CECL reserve of $19.8 million in connection with a senior loan with a borrower that is experiencing financial difficulty. During the three months ended December 31, 2023, we reduced the specific CECL reserve based on changes to the collateral value, resulting in a total specific CECL reserve of $20.0 million. The loan is secured by an office building in Atlanta, GA and a pledge of equity interests therein. As of December 31, 2023, this loan has an unpaid principal balance and carrying value prior to any specific CECL reserve of $71.5 million and $71.1 million, respectively, and an initial maturity date of August 27, 2024. Effective September 1, 2023, this loan was placed on non-accrual status.

During the three months ended June 30, 2023, we recorded a specific CECL reserve of $0.9 million in connection with a subordinate loan with a borrower that is experiencing financial difficulty and the loan is in maturity default. The loan is secured by the equity interests in a retail condo in Brooklyn, NY and, as of December 31, 2023, has an unpaid principal balance and carrying value prior to any specific CECL reserve of $0.9 million and is in maturity default. Effective June 30, 2023, the loan was placed on non-accrual status.

During the three months ended December 31, 2022, we recorded a specific CECL reserve of $18.3 million in connection with a senior loan with a borrower that was experiencing financial difficulty. The loan had a then unpaid principal balance of $138.8 million,

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

a carrying value prior to any specific CECL reserve of $138.3 million and an initial maturity date of August 8, 2024. The loan, which was comprised of a portfolio of uncrossed loans, was collateralized by a portfolio of multifamily properties located in San Francisco, CA. During the three months ended June 30, 2023, we recorded an additional specific CECL reserve of $18.8 million due to a revised valuation of the collateral properties. During the three months ended September 30, 2023, we sold the loan and recorded a principal charge-off of $73.0 million following the recognition of an incremental specific CECL reserve of $35.9 million due to a further decline in the value of the collateral properties. Effective December 1, 2022 and through the date of the loan sale, the loan was placed on non-accrual status. Prior to the loan sale and while the loan was on non-accrual status during 2023, we received payments of $1.1 million which were treated as a reduction in our carrying value.

During the three months ended December 31, 2022, we recorded a specific CECL reserve of $42.0 million in connection with a senior loan with a borrower that was experiencing financial difficulty. The loan was secured by a mixed-use building in New York, NY and a pledge of equity interests therein with an unpaid principal balance and carrying value prior to any specific CECL reserve of $208.8 million and an initial maturity date of February 1, 2023. On June 30, 2023, we obtained legal title to the collateral through an assignment-in-lieu of foreclosure and during the three months ended June 30, 2023 we recorded an additional specific CECL reserve of $24.9 million prior to a principal charge-off of $66.9 million. See Note 5 - Real Estate Owned for further detail. Effective November 1, 2022 and through the date of the assignment-in-lieu of foreclosure, this loan was on placed non-accrual status. Prior to obtaining legal title to the collateral and while the loan was on non-accrual status during 2023, we recognized $8.3 million of interest income.

Fair market values used to determine specific CECL reserves are calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach. Estimates of fair market values used to determine specific CECL reserves as of December 31, 2023 include assumptions of property specific cash flows over estimated holding periods, assumptions of property redevelopment costs, discount rates ranging from 7.5% to 9.5%, and market and terminal capitalization rates ranging from 6.0% to 8.3%. These assumptions are based upon the nature of the properties, recent sales and lease comparables, and anticipated real estate and capital market conditions.

Our primary credit quality indicator for our current loan portfolio is our internal risk rating, which is discussed in detail above. The following table presents the carrying value of our loans receivable held-for-investment as of December 31, 2023 by year of origination and risk rating ($ in thousands):

			Carrying Value by Origination Year as of December 31, 2023
Risk Rating	Number of Loans	Carrying Value (1)	2023	2022	2021	2020	2019	2018
1	-	$-	$-	$-	$-	$-	$-	$-
2	-	-	-	-	-	-	-	-
3	45	5,148,188	100,886	2,091,992	1,483,191	-	1,023,046	449,073
4	15	1,534,829	-	498,306	165,266	87,750	513,629	269,878
5	5	264,779	-	-	51,140	91,640	1,899	120,100
	65	$6,947,796	$100,886	$2,590,298	$1,699,597	$179,390	$1,538,574	$839,051
Charge-Offs(2)		$-	$-	$-	$7,468	$-	$72,958	$66,935

(1) Net of specific CECL reserves of $72.6 million.

(2) Principal charge-offs recognized in connection with an anticipated sale of three senior loans receivable as of December 31, 2023, a sale of a senior loan receivable during the three months ended September 30, 2023 and an assignment-in-lieu of foreclosure of a mixed-use property during the three months ended June 30, 2023. See prior discussion of loan sales and Note 5 - Real Estate Owned for further detail.

The following table details overall statistics for our loans receivable held-for-investment:

	December 31, 2023	December 31, 2022
Weighted average yield to maturity(1)	9.1%	8.6%
Weighted average term to initial maturity	1.2 years	1.6 years
Weighted average term to fully extended maturity(2)	2.6 years	3.2 years

(1)
Represents the weighted average annualized yield to initial maturity of each loan, inclusive of coupon, and fees received, based on the applicable floating benchmark rate/floors (if applicable), in place as of December 31, 2023. For loans placed on non-accrual, the annualized yield to initial maturity used in calculating the weighted average annualized yield to initial maturity is 0%.
(2)
Term to fully extended maturity is determined based on the maximum maturity of each of the corresponding loans, assuming all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Note 4. Equity Method Investment

On June 8, 2016, we acquired a 51% interest in CMTG/TT upon commencement of its operations. During its active investment period, CMTG/TT originated loans collateralized by institutional quality commercial real estate. CMTG/TT has been consolidated in our financial statements from its inception through July 31, 2022. On August 1, 2022, the sole remaining loan held by this joint venture was converted to a new construction loan, and we simultaneously amended the operating agreement of CMTG/TT. Effective August 1, 2022, we are not deemed to be the primary beneficiary of CMTG/TT in accordance with ASC 810 and do not consolidate the joint venture. We did not recognize a gain or loss as this transaction occurred simultaneously with the conversion of the aforementioned loan, and thus there was no change in the underlying value of our 51% equity interest in CMTG/TT. See Note 3 - Loan Portfolio for further detail. Effective April 1, 2023, the sole remaining loan held by CMTG/TT was placed on non-accrual status. As of December 31, 2023, the carrying value of our 51% equity interest in CMTG/TT approximated $42.5 million.

Note 5. Real Estate Owned

On February 8, 2021, we acquired legal title to a portfolio of seven limited service hotels located in New York, NY through a foreclosure. Prior to the foreclosure, the hotel portfolio represented the collateral for a mezzanine loan held by us with an unpaid principal balance of $103.9 million and a securitized senior mortgage with an unpaid principal balance of $300.0 million held by third parties. Both loans were in default as a result of the borrower failing to pay debt service. Upon foreclosure, we assumed the securitized senior mortgage, which is non-recourse to us, and recorded a gain of $1.4 million based upon the hotel portfolio’s $414.0 million estimated fair value as determined by a third-party appraisal. The estimated fair value was determined using discount rates ranging from 8.50% to 8.75% and a terminal capitalization rate of 6.0%. In accordance with ASC 805, we allocated the estimated fair value of the hotel portfolio $123.1 to land and $290.9 million to building and improvements. During the year ended December 31, 2023, we recorded an out-of-period adjustment of $4.2 million, representing an over accrual of accounts payable assumed upon the foreclosure of our hotel portfolio and, accordingly, we recorded an adjustment to correct the prior period understatement of the gain on foreclosure of our hotel portfolio. This is reflected as an adjustment to gain on foreclosure on our consolidated statement of operations during the year ended December 31, 2023, and such amount was not deemed to be material to the current period or to any prior periods presented. See Note 6 - Debt Obligations - Debt Related to Real Estate Owned, Net for further detail on the assumed senior securitized mortgage.

On June 30, 2023, we acquired legal title to a mixed-use property located in New York, NY and the equity interests therein through an assignment-in-lieu of foreclosure. The mixed-use property contains office, retail, and signage components. Prior to June 30, 2023, the mixed-use property and a pledge of equity interests therein represented the collateral for a senior loan with an unpaid principal balance of $208.8 million. During the fourth quarter of 2022, the borrower defaulted on the loan and in anticipation of the assignment-in-lieu of foreclosure, we recorded a specific CECL reserve of $42.0 million. Upon acquiring legal title of the collateral, we recorded an additional specific CECL reserve of $24.9 million and a principal charge-off of $66.9 million, based upon the mixed-use property’s $148.2 million estimated fair value as determined by a third-party appraisal and transaction costs of $0.4 million. Upon acquiring legal title to this mixed-use property, the estimated fair value was determined using discount rates ranging from 7.3% to 7.5% and market and terminal capitalization rates ranging from 5.0% to 5.5%. In accordance with ASC 805, we allocated the estimated fair value of assets acquired and liabilities assumed as follows ($ in thousands):

Land	$112,898
Building	11,181
Capital improvements	70
Tenant improvements	4,414
In-place and other lease values	6,403
Above market lease values	17,886
Below market lease values	(4,209)
Total	$148,643

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

The following table presents additional detail of the acquired assets and assumed liabilities of our mixed-use property upon assignment-in-lieu of foreclosure ($ in thousands):

Assets
Cash	$256
Real estate owned	128,563
In-place, above market, and other lease values (1)	24,289
Other assets	579
153,687
Liabilities
Below market lease values (2)	4,209
Other liabilities	7,616
11,825
Assets acquired, net of liabilities assumed	$141,862

(1)
Included within other assets on our consolidated balance sheets.
(2)
Included within other liabilities on our consolidated balance sheets.

The following table presents additional detail related to our real estate owned, net as of December 31, 2023 and 2022 ($ in thousands):

	December 31, 2023	December 31, 2022
Land	$235,998	$123,100
Building	295,651	284,400
Capital improvements	4,436	2,343
Tenant improvements	4,414	-
Furniture, fixtures and equipment	6,500	6,500
Real estate owned	546,999	416,343
Less: accumulated depreciation	(24,040)	(15,154)
Real estate owned, net	$522,959	$401,189

Depreciation expense for the years ended December 31, 2023, 2022, and 2021 was $8.9 million, $8.0 million, and $7.1 million, respectively.

As of December 31, 2023 and 2022, the aggregate cost basis of our real estate owned for federal income tax purposes was $584.6 million and $427.3 million, respectively.

The following table presents additional detail related to the revenues and operating expenses of our real estate owned properties ($ in thousands):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Revenue
Hotel portfolio	$75,852	$63,470	$27,984
Mixed-Use property fixed rents	4,134	-	-
Mixed-Use property straight-line rent adjustment	87	-	-
Mixed-Use property variable rents	(175)	-	-
Mixed-Use property amortization of above and below market leases, net	(708)	-	-
Total revenue from real estate owned	79,190	63,470	27,984

Operating expenses
Hotel portfolio	47,274	41,982	25,081
Mixed-Use property	2,228	-	-
Total operating expenses from real estate owned	$49,502	$41,982	$25,081

Leases

The Company has non-cancelable operating leases for space in our mixed-use property. These leases provide for fixed rent payments, which we recognize on a straight-line basis, and variable rent payments, including reimbursement of certain operating

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

expenses and miscellaneous fees, which we recognize when earned. As of December 31, 2023, the future minimum fixed rents under our non-cancellable leases for each of the next five years and thereafter are as follows ($ in thousands):

Year	Amount
2024	$8,312
2025	8,383
2026	8,415
2027	8,432
2028	8,323
Thereafter	27,462
Total	$69,327

Lease Intangibles

Upon acquisition of our mixed-use property on June 30, 2023, $20.1 million of the purchase price was allocated to lease related intangible assets including $4.8 million to in-place lease values, $17.9 million to above market lease values, $4.2 million to below market lease values, and $1.6 million to other lease values.

As of December 31, 2023, our lease intangibles are comprised of the following ($ in thousands):

Intangible	Amount
In-place, above market, and other lease values	$24,289
Less: accumulated amortization	(1,296)
In-place, above market, and other lease values, net	$22,993

Below market lease values	$(4,209)
Less: accumulated amortization	188
Below market lease values, net	$(4,021)

Amortization of in-place and other lease values for the year ended December 31, 2023 was $0.4 million. Amortization of above market lease values for the year ended December 31, 2023 was $0.9 million. Amortization of below market lease values for the year ended December 31, 2023 was $0.2 million. We had no lease intangibles during the comparable prior year.

As of December 31, 2023, the estimated amortization of these intangibles for the next five years is approximately as follows ($ in thousands):

	In-place and Other Lease Values (1)	Above Market Lease Values (2)	Below Market Lease Values (2)
2024	$802	$(1,791)	$377
2025	802	(1,791)	377
2026	802	(1,791)	377
2027	802	(1,791)	377
2028	769	(1,771)	377
Thereafter	2,025	(8,056)	2,136
Total	$6,002	$(16,991)	$4,021

(1)
Amortization of in-place and other lease values is recognized in depreciation and amortization expense on our consolidated statements of operations.
(2)
Amortization of above and below market lease values, net is recognized in revenue from real estate owned on our consolidated statements of operations.

At acquisition, the weighted average amortization period for in-place and other lease values, above market lease values, and below market lease values was approximately 8.9 years, 10.5 years, and 11.3 years, respectively.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Note 6. Debt Obligations

As of December 31, 2023 and 2022, we financed certain of our loans receivable using repurchase agreements, a term participation facility, the sale of loan participations, and notes payable. Further, we have a secured term loan and debt related to real estate owned. The financings bear interest at a rate equal to SOFR plus a credit spread or at a fixed rate.

The following table summarizes our financings as of December 31, 2023 and 2022 ($ in thousands):

	December 31, 2023			December 31, 2022
	Capacity	Borrowing Outstanding	Weighted Average Spread(1)	Capacity	Borrowing Outstanding	Weighted Average Spread(1)
Repurchase agreements and term participation facility(2)	$5,709,907	$4,271,112	+ 2.76%	$5,700,000	$4,012,818	+ 2.25%
Repurchase agreements - side car(2)(3)	-	-	-	271,171	211,572	+ 4.51%
Loan participations sold	120,634	120,634	+ 4.15%	264,252	264,252	+ 3.68%
Notes payable	419,867	286,827	+ 3.10%	495,934	154,629	+ 3.09%
Secured term loan	725,452	725,452	+ 4.50%	755,090	755,090	+ 4.50%
Debt related to real estate owned	290,000	290,000	+ 2.83%	290,000	290,000	+ 2.78%
Total/Weighted Average	$7,265,860	$5,694,025	+ 3.03%	$7,776,447	$5,688,361	+ 2.75%

(1)
Weighted average spread over the applicable benchmark rate is based on unpaid principal balance. SOFR as of December 31, 2023 was 5.35%. LIBOR and SOFR as of December 31, 2022 were 4.39% and 4.36%, respectively.
(2)
The repurchase agreements and term participation facility are partially recourse to us. As of December 31, 2023 and December 31, 2022, the weighted average recourse on both our repurchase agreements and term participation facility was 30% and 28%, respectively.
(3)
On July 28, 2023, the financings which comprised the Repurchase Agreements - Side Car were modified to remove any features that would distinguish them from other financings under the repurchase agreement with JP Morgan Chase Bank, N.A. Subsequently, such financings are presented within the repurchase agreements and term participation facility grouping.

Repurchase Agreements and Term Participation Facility

Repurchase Agreements

The following table summarizes our repurchase agreements by lender as of December 31, 2023 ($ in thousands):

Lender	Initial Maturity	Fully Extended Maturity(1)	Maximum Capacity	Borrowing Outstanding and Carrying Value	Undrawn Capacity	Carrying Value of Collateral(2)
JP Morgan Chase Bank, N.A.	7/28/2026	7/28/2028	$1,905,465	$1,672,878	$232,587	$2,257,442
Morgan Stanley Bank, N.A.	1/26/2024 (3)	1/26/2025	1,000,000	735,393	264,607	1,023,295
Goldman Sachs Bank USA	5/31/2025 (4)	5/31/2027	500,000	175,755	324,245	286,623
Barclays Bank PLC	12/20/2024	12/20/2025	500,000	135,129	364,871	250,823
Deutsche Bank AG, New York Branch	6/26/2024	6/26/2026	400,000	359,646	40,354	611,741
Wells Fargo Bank, N.A.	9/29/2024	9/29/2026	750,000	726,877	23,123	939,628
Total			$5,055,465	$3,805,678	$1,249,787	$5,369,552

(1)
Facility maturity dates may be extended based on certain conditions being met.
(2)
Net of specific CECL reserves, if any.
(3)
On January 26, 2024 we exercised our option to extend the initial maturity of this facility from January 26, 2024 to January 26, 2025.
(4)
Assumes as-of-right extension is exercised, subject to meeting prescribed conditions.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

The following table summarizes our repurchase agreements by lender as of December 31, 2022 ($ in thousands):

Lender	Initial Maturity	Fully Extended Maturity(1)	Maximum Capacity	Borrowing Outstanding and Carrying Value	Undrawn Capacity	Carrying Value of Collateral(2)
JP Morgan Chase Bank, N.A. - Main Pool	6/29/2025	6/29/2027	$1,500,000	$1,272,079	$227,921	$1,815,531
JP Morgan Chase Bank, N.A. - Side Car	5/27/2023	5/27/2024	271,171	211,572	59,599	460,481
Morgan Stanley Bank, N.A.(3)	1/26/2024	1/26/2025	1,000,000	859,624	140,376	1,340,573
Goldman Sachs Bank USA(4)	5/31/2024	5/31/2025	500,000	356,014	143,986	551,091
Barclays Bank PLC	12/20/2024	12/20/2025	500,000	176,384	323,616	269,973
Deutsche Bank AG, New York Branch	6/26/2023	6/26/2026	400,000	345,583	54,417	591,592
Wells Fargo Bank, N.A.	9/29/2023	9/29/2026	800,000	745,603	54,397	952,845
Total			$4,971,171	$3,966,859	$1,004,312	$5,982,086

(1)
Facility maturity dates may be extended based on certain conditions being met.
(2)
Net of specific CECL reserves, if any.
(3)
On January 24, 2023, we exercised our option to extend the initial maturity of this facility from January 26, 2023 to January 26, 2024.
(4)
On January 13, 2023, this facility was modified such that the initial maturity was extended from May 31, 2023 to May 31, 2024.

Term Participation Facility

On November 4, 2022, we entered into a master participation and administration agreement to finance certain of our mortgage loans. As of December 31, 2023, the facility had $654.4 million in financing commitments of which $465.4 million was outstanding. As of December 31, 2022, the facility had $481.4 million in financing commitments of which $257.5 million was outstanding. Per the terms of the agreement, on November 4, 2023, the availability period to pledge loans to this facility expired. The term participation facility will mature five years after the date that the last asset is financed under the facility. As of December 31, 2023, the maturity date of the facility is October 11, 2028.

Our term participation facility as of December 31, 2023 is summarized as follows (in thousands):

Contractual Maturity Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral
10/11/2028	$465,434	$465,434	$797,335

Our term participation facility as of December 31, 2022 is summarized as follows (in thousands):

Contractual Maturity Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral
12/21/2027	$257,531	$257,531	$375,769

Loan Participations Sold

Our loan participations sold as of December 31, 2023 are summarized as follows ($ in thousands):

Contractual Maturity Date	Maximum Extension Date	Borrowings Outstanding	Carrying Value	Carrying Value of Collateral (1)
10/18/2024	10/18/2024	$100,634	$100,508	$182,723
12/31/2024 (2)	12/31/2025	20,000	20,000	157,346
Total		$120,634	$120,508	$340,069

(1)
Includes cash reserve balances, if applicable.
(2)
In January of 2024 the loan securing this financing, which is classified as held-for-sale as of December 31, 2023, was sold and the financing was repaid in full.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Our loan participations sold as of December 31, 2022 are summarized as follows ($ in thousands):

Contractual Maturity Date	Maximum Extension Date	Borrowings Outstanding	Carrying Value	Carrying Value of Collateral(1)
8/1/2023	8/1/2023	$138,322	$138,322	$281,123
10/18/2023	10/18/2024	105,930	105,645	192,355
12/31/2024	12/31/2025	20,000	19,831	157,833
Total		$264,252	$263,798	$631,311

(1)
Includes cash reserve balances.

Notes Payable

Our notes payable as of December 31, 2023 are summarized as follows ($ in thousands):

Contractual Maturity Date	Maximum Extension Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral
12/31/2024 (1)	12/31/2025	$110,714	$110,152	$157,346
2/2/2026	2/2/2027	50,418	49,576	61,941
9/2/2026	9/2/2027	46,267	45,063	64,270
11/22/2024	11/24/2026	39,504	39,237	52,662
10/13/2025	10/13/2026	39,924	39,313	65,637
Total		$286,827	$283,341	$401,856

(1)
In January of 2024 the loan securing this financing, which is classified as held-for-sale as of December 31, 2023, was sold and the financing was repaid in full.

Our notes payable as of December 31, 2022 are summarized as follows ($ in thousands):

Contractual Maturity Date	Maximum Extension Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral
12/31/2024	12/31/2025	$103,592	$102,467	$157,833
2/2/2026	2/2/2027	28,288	27,292	34,199
11/22/2024	11/24/2026	16,055	15,497	25,403
6/30/2025	6/30/2026	4,777	4,354	16,290
10/13/2025	10/13/2026	1,917	1,145	5,749
9/2/2026	9/2/2027	-	(1,234)	(1,763)
Total		$154,629	$149,521	$237,711

Secured Term Loan, Net

On August 9, 2019, we entered into a $450.0 million secured term loan which, on December 1, 2020, was modified to increase the aggregate principal amount by $325.0 million, increase the interest rate, and to increase the quarterly amortization payment. On December 2, 2021, we further modified our secured term loan to reduce the interest rate to the greater of (i) SOFR plus a 0.10% credit spread adjustment, and (ii) 0.50%, plus a credit spread of 4.50%. Our secured term loan is collateralized by a pledge of equity in certain subsidiaries and their related assets.

The secured term loan as of December 31, 2023 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Interest Rate	Borrowing Outstanding	Carrying Value
8/9/2026	S + 4.50%	9.95%	$725,452	$712,576

(1)
One-month term SOFR at December 31, 2023 was 5.35%.

The secured term loan as of December 31, 2022 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Interest Rate	Borrowings Outstanding	Carrying Value
8/9/2026	S + 4.50%	8.96%	$755,090	$736,853

(1)
One-month term SOFR at December 31, 2022 was 4.36%.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

The secured term loan is partially amortizing, with principal payments of $1.9 million due in quarterly installments. During the year ended December 31, 2023, we purchased and retired $22.0 million of principal of our secured term loan for a price of $19.3 million, recognizing a $2.2 million gain on extinguishment of debt, inclusive of $0.5 million of unamortized deferred financing costs.

Debt Related to Real Estate Owned, Net

On February 8, 2021 we assumed a $300.0 million securitized senior mortgage in connection with a foreclosure of a hotel portfolio, which is non-recourse to us. See Note 5 - Real Estate Owned for further detail.

Our debt related to real estate owned as of December 31, 2023 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Net Interest Rate(1)	Borrowings Outstanding	Carrying Value
2/9/24 (2)	S + 2.83%	5.83%	$290,000	$289,913

(1)
Effective July 1, 2023, interest on our debt related to real estate owned is indexed to SOFR. SOFR at December 31, 2023 was 5.35%, which exceeded the 3.00% ceiling provided by our interest rate cap. See Note 7 - Derivatives for further detail.
(2)
On February 7, 2024, we modified this loan agreement to provide for, among other things, an extension of the contractual maturity date to November 9, 2024, a $10.0 million principal paydown, and partial recourse to us. Concurrent with this modification, we purchased an interest rate cap for $0.5 million which provides for a strike rate of 5.00% through the extended contractual maturity date.

Our debt related to real estate owned as of December 31, 2022 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Net Interest Rate(1)	Borrowings Outstanding	Carrying Value
2/9/24	L + 2.78%	5.78%	$290,000	$289,389

(1)
LIBOR at December 31, 2022 was 4.39%, which exceeded the 3.00% ceiling provided by our interest rate cap. See Note 7 – Derivatives for further detail.

Short-Term Funding Facility

On June 29, 2022, we entered into a full recourse revolving credit facility with $150.0 million in capacity. The facility generally provides interim financing for eligible loans for up to 180 days at an initial advance rate between 55% to 75%, which begins to decline after the 90th day. The facility matures on June 29, 2025 and we incur interest at a rate of SOFR, plus a 0.10% credit spread adjustment, plus a spread of 2.25%. With the consent of our lenders, and subject to certain conditions, the commitment of the facility may be increased up to $500.0 million. As of December 31, 2023 and 2022, we had no outstanding balance on the facility.

Interest Expense and Amortization

The following table summarizes our interest and amortization expense on secured financings, debt related to real estate owned, and secured term loan for the years ended December 31, 2023, 2022 and 2021 ($ in thousands):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Interest expense on secured financings	$376,007	$178,036	$113,300
Interest expense on secured term loan	72,055	48,756	46,038
Amortization of deferred financing costs	22,450	20,145	21,251
Interest and related expense	470,512	246,937	180,589
Interest expense on debt related to real estate owned(1)	23,630	14,170	15,643
Total interest and related expense	$494,142	$261,107	$196,232

(1)
Interest expense on debt related to real estate owned includes $524,000, $309,000, and $56,000 of amortization of deferred financing costs for the years ended December 31, 2023, 2022, and 2021, respectively.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Financial Covenants

Our financing agreements generally contain certain financial covenants. For example, our ratio of earnings before interest, taxes, depreciation, and amortization (“EBITDA”), to interest charges, as defined in the agreements, shall be not less than either 1.3 to 1.0 or 1.5 to 1.0. Further, (i) our tangible net worth, as defined in the agreements, shall not be less than $2.06 billion as of each measurement date plus 75% of proceeds from future equity issuances; (ii) cash liquidity shall not be less than the greater of (x) $50 million or (y) 5% of our recourse indebtedness; and (iii) our indebtedness shall not exceed 77.8% of our total assets. As of December 31, 2023 and 2022, we are in compliance with all covenants under our financing agreements. The requirements set forth in (i) through (iii) above are based upon the most restrictive financial covenants in place as of the reporting date. For the quarters ended December 31, 2023 and March 31, 2024, we modified certain of our EBITDA to interest charges covenants to provide for a minimum ratio of 1.3 to 1.0 for such covenants which previously required a minimum ratio of 1.4 to 1.0. Future compliance with our financial covenants is dependent upon the results of our operating activities, our financial condition, and the overall market conditions in which we and our borrowers operate. As market conditions evolve, we may work with our counterparties to request modifications of financial covenants as needed.

Note 7. Derivatives

As part of the agreement to amend the terms of our debt related to real estate owned on June 2, 2021, we acquired an interest rate cap with a notional amount of $290.0 million, a strike rate of 3.00% and a maturity date of February 15, 2024 for $275,000.

The interest rate cap effectively limits the maximum interest rate of our debt related to real estate owned to 5.83%. Changes in the fair value of our interest rate cap are recorded as an unrealized gain or loss on interest rate cap on our consolidated statements of operations and the fair value is recorded in other assets on our consolidated balance sheets. Proceeds received from our counterparty related to the interest rate cap are recorded as proceeds from interest rate cap on our consolidated statements of operations. The fair value of the interest rate cap is $0.9 million and $6.0 million at December 31, 2023 and 2022, respectively. During the years ended December 31, 2023, 2022, and 2021, we recognized $6.1 million, $0.5 million, and $0, respectively, of proceeds from interest rate cap.

On February 7, 2024, we modified our debt related to real estate owned and concurrently purchased an interest rate cap for $0.5 million which provides for a strike rate of 5.00% through the extended contractual maturity date.

Note 8. Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosures” establishes a framework for measuring fair value as well as disclosures about fair value measurements. It emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use when pricing an asset or liability. As a basis for considering market participant assumptions in fair value measurements, the standards establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

Financial Instruments Reported at Fair Value

The fair value of our interest rate cap is determined by using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the interest rate cap. The variable interest rates used in the calculation of projected receipts on the interest rate cap are based on a third-party expert’s expectation of future interest rates derived from observable market interest rate curves and volatilities. Our interest rate cap is classified as Level 2 in the fair value hierarchy and is valued at $0.9 million at December 31, 2023 and $6.0 million at December 31, 2022.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows ($ in thousands):

	December 31, 2023
	Carrying	Unpaid Principal		Fair Value Hierarchy Level
	Value	Balance	Fair Value	Level 1	Level 2	Level 3
Loans receivable held-for-investment, net	$6,877,425	$7,044,524	$6,875,377	$-	$-	$6,875,377
Loans receivable held-for-sale	261,709	264,065	261,709	-	-	261,709
Repurchase agreements	3,805,678	3,805,678	3,805,678	-	-	3,805,678
Term Participation Facility	465,434	465,434	463,010	-	-	463,010
Loan participations sold, net	120,508	120,634	120,000	-	-	120,000
Notes payable, net	283,341	286,827	284,904	-	-	284,904
Secured term loan, net	712,576	725,452	694,620	-	-	694,620
Debt related to real estate owned, net	289,913	290,000	289,422	-	-	289,422

	December 31, 2022
	Carrying	Unpaid Principal		Fair Value Hierarchy Level
	Value	Balance	Fair Value	Level 1	Level 2	Level 3
Loans receivable held-for-investment, net	$7,360,427	$7,538,525	$7,331,207	$-	$-	$7,331,207
Repurchase agreements	3,966,859	3,966,859	3,966,859	-	-	3,966,859
Term Participation Facility	257,531	257,531	255,296	-	-	255,296
Loan participations sold, net	263,798	264,252	261,417	-	-	261,417
Notes payable, net	149,521	154,629	153,282	-	-	153,282
Secured term loan, net	736,853	755,090	743,764	-	-	743,764
Debt related to real estate owned, net	289,389	290,000	281,568	-	-	281,568

Note 9. Equity

Common Stock

Our charter provides for the issuance of up to 500,000,000 shares of common stock with a par value of $0.01 per share. We had 138,745,357 and 140,055,714 shares of common stock issued and 138,745,357 and 138,376,144 common stock outstanding as of December 31, 2023 and 2022, respectively. In conjunction with our 10b5-1 Purchase Plan defined below, 1,679,570 shares of common stock were repurchased and subsequently retired and are not available to be reissued.

The following table provides a summary of the number of shares of common stock outstanding during the years ended December 31, 2023, 2022, and 2021:

	Year Ended
Common Stock Outstanding	December 31, 2023	December 31, 2022	December 31, 2021
Beginning balance	138,376,144	139,840,088	132,848,720
Issuance of common stock	-	-	5,524,934
Conversion of fully vested RSUs to common stock	369,213	-	1,682,060
Repurchase of common stock	-	(1,463,944)	(215,626)
Ending balance	138,745,357	138,376,144	139,840,088

Preferred Stock

Our charter provides for the issuance of up to 10,000,000 shares of preferred stock with a par value of $0.01 per share. On December 15, 2021, we redeemed 125 preferred shares at a price of $1,000 per share. As of December 31, 2023 and 2022, there were no preferred shares outstanding. All preferred shares had been issued at a price of $1,000 per share and were entitled to a 12.5% cash dividend, paid semi-annually.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Repurchased Shares

We entered into an agreement (the “10b5-1 Purchase Plan”) with Morgan Stanley & Co. LLC (“Morgan Stanley”), pursuant to which Morgan Stanley, as our agent, would buy in the open market up to $25.0 million of our common stock in the aggregate during the period beginning on December 6, 2021 and ending at the earlier of 12 months and the date on which all the capital committed to the 10b5-1 Purchase Plan is expended. The 10b5-1 Purchase Plan required Morgan Stanley to purchase shares of our common stock on our behalf when the market price per share was below the book value per share of common stock, subject to certain daily limits prescribed by the 10b5-1 Purchase Plan. For the period from December 6, 2021 through October 24, 2022, our full $25.0 million commitment was used to repurchase 1,679,570 shares of common stock at an average price per share of $14.88. As of December 31, 2022 all of the capital committed to the 10b5-1 Purchase Plan was expended.

Dividends

The following tables detail our dividend activity for common stock ($ in thousands, except per share data):

For the Quarter Ended
	March 31, 2023		June 30, 2023		September 30, 2023		December 31, 2023
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Dividends declared - common stock	$51,199	$0.37	$51,203	$0.37	$34,682	$0.25	$34,686	$0.25
Record Date - common stock	March 31, 2023		June 30, 2023		September 29, 2023		December 29, 2023
Payment Date - common stock	April 14, 2023		July 14, 2023		October 13, 2023		January 12, 2024

For the Quarter Ended
	March 31, 2022		June 30, 2022		September 30, 2022		December 31, 2022
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Dividends declared - common stock	$51,672	$0.37	$51,659	$0.37	$51,420	$0.37	$51,502	$0.37
Record Date - common stock	March 31, 2022		June 30, 2022		September 30, 2022		December 30, 2022
Payment Date - common stock	April 15, 2022		July 15, 2022		October 14, 2022		January 13, 2023

Note 10. Earnings Per Share

We calculate basic earnings per share (“EPS”) using the two-class method, which defines unvested share-based payment awards that contain nonforfeitable rights to dividends as participating securities. Under the two-class method, both distributed and undistributed earnings are allocated to common stock and participating securities based on their respective rights. Basic EPS is calculated by dividing our net income attributable to common stockholders minus participating securities’ share in earnings by the weighted average number of shares of common stock outstanding during each period.

Diluted EPS is calculated under the more dilutive of the treasury stock or the two-class method. Under the treasury stock method, diluted EPS is calculated by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding plus the incremental potential shares of common stock assumed issued during the period if they are dilutive.

As of December 31, 2023, 2022 and 2021 we had no dilutive securities. As a result, basic and diluted EPS are the same. The calculation of basic and diluted EPS is as follows ($ in thousands, except for share and per share data):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Net income attributable to common stockholders	$6,027	$112,064	$170,537
Dividends on participating securities(1)	(3,681)	(2,397)	-
Participating securitiesʾ share in earnings	-	-	-
Basic earnings	$2,346	$109,667	$170,537
Weighted average shares of common stock outstanding, basic and diluted(2)	138,617,043	139,306,311	134,539,645
Net income per share of common stock, basic and diluted	$0.02	$0.79	$1.27

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

(1)
For the years ended December 31, 2023, 2022, and 2021, dividends on participating securities excludes $35,000, $3,600, and $0 of dividends on fully vested RSUs.
(2)
Amounts as of December 31, 2023, 2022, and 2021 include 41,780, 6,850, and 0 fully vested RSUs, respectively.

For the years ended December 31, 2023, 2022, and 2021, 2,637,717, 1,190,126, and 0 of weighted average unvested RSUs, respectively, were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

Note 11. Related Party Transactions

Our activities are managed by our Manager. Pursuant to the terms of the Management Agreement, our Manager is responsible for originating investment opportunities, providing asset management services and administering our day-to-day operations. Our Manager is entitled to receive a management fee, an incentive fee and a termination fee as defined below.

The following table summarizes our management fees ($ in thousands):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Management fees	$38,153	$39,461	$39,135
Incentive fees	1,558	-	-
Total	$39,711	$39,461	$39,135

Management Fees

Effective October 1, 2015, our Manager earns a base management fee in an amount equal to 1.50% per annum of Stockholders’ Equity, as defined in the Management Agreement. Management fees are reduced by our pro rata share of any management fees and incentive fees (if incentive fees are not incurred by us) incurred to our Manager by CMTG/TT. Management fees are paid quarterly, in arrears, and $9.3 million, and $9.9 million were accrued and were included in management fee payable – affiliate on our consolidated balance sheets at December 31, 2023 and 2022, respectively.

On August 2, 2022 our Management Agreement was amended and restated, primarily to provide for reimbursement of allocable costs, including compensation of our Manager’s non-investment professionals, to provide for automatic one-year renewals of the agreement following its original expiration date, unless it is otherwise terminated by our Board, and to remove historical provisions that are no longer relevant to our business and certain reporting requirements that are not customary for a public company.

Incentive Fees

Our Manager is entitled to an incentive fee equal to 20% of the excess of our Core Earnings on a rolling four-quarter basis, as defined in the Management Agreement, over a 7.00% return on Stockholders’ Equity. Incentive fees are reduced by our pro rata share of any incentive fees incurred to our Manager by CMTG/TT.

Our Manager is entitled to an incentive fee equal to 3.33% of the excess of CMTG/TT’s Core Earnings on a rolling four-quarter basis, as defined in the Management Agreement, over a 7.00% return on Unitholders’ Equity of CMTG/TT, as defined in the Management Agreement.

There were no accrued incentive fees on our consolidated balance sheets at years ended December 31, 2023 and 2022.

Termination Fees

If we elect to terminate the Management Agreement, we are required to pay our Manager a termination fee equal to three times the sum of the average total annual amount of management fees and the average annual incentive fee paid by us over the prior two years.

Reimbursable Expenses

Our Manager or its affiliates are entitled to reimbursement for certain documented costs and expenses incurred by them on our behalf, as set forth in the Management Agreement, excluding any expenses specifically required to be borne by our Manager under the Management Agreement. For the years ended December 31, 2023, 2022, and 2021, we incurred $4.1 million, $1.3 million, and $0, respectively, of reimbursable expenses incurred on our behalf by our Manager, which are included in general and administrative expenses on our consolidated statements of operations. As of December 31, 2023 and 2022, $1.0 million and $0.7 million, respectively,

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

of reimbursable expenses incurred on our behalf and due to our Manager are included in other liabilities on our consolidated balance sheets.

Loans Receivable Held-for-Investment

As of December 31, 2022, we held a loan with an unpaid principal balance of $97.8 million and a loan commitment of $141.1 million, whereby the borrower is an affiliate of a shareholder of our common stock who, during the year ended December 31, 2023, owned approximately 10.9% of our common stock outstanding. During the three months ended September 30, 2023, the loan with a then unpaid principal balance of $113.0 million was repaid in full.

Note 12. Stock-Based Compensation

Incentive Award Plan

We are externally managed and do not currently have any employees. On March 30, 2016, we adopted the 2016 Incentive Award Plan (the “Plan”) to promote the success and enhance the value of the Company by linking the individual interests of employees of our Manager and its affiliates to those of our stockholders. As of December 31, 2023, the maximum remaining number of shares that may be issued under the Plan is 4,983,900 shares.

On March 30, 2023, the Board granted an aggregate of 1,100,000 time-based RSUs to employees of our Manager or its affiliates, which vest in three equal installments on each of the first, second and third anniversaries of April 1, 2023, subject to the terms of the applicable award agreement. Each RSU was granted with the right to receive dividend equivalents. The fair value of the 1,100,000 RSUs was $11.30 per share based on the closing price of our common stock on the date of grant.

On June 14, 2022, the Board granted an aggregate of 2,130,000 time-based RSUs to employees of our Manager or its affiliates, which vest in three equal installments on each of the first, second and third anniversaries of July 1, 2022, subject to the terms of the applicable award agreement. Each RSU was granted with the right to receive dividend equivalents. The fair value of the 2,130,000 RSUs was $18.72 per share based on the closing price of our common stock on the date of grant.

Deferred Compensation Plan

On May 24, 2022, we adopted the Deferred Compensation Plan to provide our directors and certain executives with an opportunity to defer payment of their stock-based compensation or RSUs and director cash fees, if applicable, pursuant to the terms of the Deferred Compensation Plan.

Under our Deferred Compensation Plan, certain of our Board members elected to receive the annual fees and/or time-based RSUs to which they are entitled under our Non-Employee Director Compensation Program in the form of deferred RSUs. Accordingly, during the years ended December 31, 2023, 2022, and 2021, we issued 15,410, 6,850, and 0, respectively, of deferred RSUs in lieu of cash fees to such directors, and recognized a related expense of approximately $186,000, $98,000, and $0, respectively, which is included in general and administrative expenses on our consolidated statements of operations.

Non-Employee Director Compensation Program

The Board awards time-based RSUs to eligible non-employee Board members on an annual basis as part of such Board members’ annual compensation in accordance with the Non-Employee Director Compensation Program. The time-based awards are generally issued in the second quarter on the date of the annual meeting of our stockholders, in conjunction with the director’s election to the Board, and the awards vest on the earlier of (x) the one-year anniversary of the grant date and (y) the date of the next annual meeting of our stockholders following the grant date, subject to the applicable participants’ continued service through such vesting date.

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

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

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

Stock-Based Compensation Expense

For the years ended December 31, 2023, 2022, and 2021, we recognized $16.6 million, $7.5 million, and $8.8 million, respectively, of stock-based compensation expense related to the RSUs which is considered a non-cash expense.

Stock-based compensation expense is recognized in earnings on a straight-line basis over the applicable award’s vesting period. Forfeitures of stock-based compensation awards are recognized as they occur. As of December 31, 2023, total unrecognized compensation expense was $28.7 million based on the grant date fair value of RSUs granted. This expense is expected to be recognized over a remaining period of 1.8 years from December 31, 2023.

We may allow participants of the Plan to settle their tax liabilities through a reduction of their vested RSU delivery. Such amount will result in a corresponding adjustment to additional paid-in capital and a cash payment to our Manager or its affiliates in order to remit the required statutory tax withholding to each respective taxing authority. Similarly, during the three months ended September 30, 2023, we amended the RSU grant agreements of certain participants with respect to whom neither we nor our Manager or its affiliates had a statutory basis to withhold required tax payments. Such amendments provided for partial cash settlement of fully vested RSUs as of the date of the amendments in order to facilitate the satisfaction by such participants of income tax obligations arising from delivery of common stock to settle vested RSUs. During the three months ended September 30, 2023, we delivered 342,786 shares of common stock for 703,318 vested RSUs and concurrently recorded a $3.9 million adjustment to additional paid-in capital on our consolidated statement of changes in equity. There were no deliveries of shares of common stock for vested RSUs in the comparable prior period.

The following tables detail the time-based RSU activity during the years ended December 31, 2023 and 2022:

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Unvested, December 31, 2022	2,159,280	$18.74	-	$-
Granted	1,167,354	$11.25	-	$-
Vested	(749,265)	$18.79	-	$-
Forfeited	(51,167)	$16.52	-	$-
Unvested, December 31, 2023	2,526,202	$15.31	-	$-

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Unvested, December 31, 2021	-	$-	-	$-
Granted	2,159,280	$18.74	-	$-
Unvested, December 31, 2022	2,159,280	$18.74	-	$-

Note 13. Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with our taxable year ended December 31, 2015 and expect to continue to operate so as to qualify as a REIT. As a result, we will generally not be subject to federal and state income tax on that portion of our income that we distribute to stockholders if we (i) distribute at least 90% of our taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains, and (ii) comply with certain other requirements to qualify as a REIT. Since Commencement of Operations, we have been in compliance with all REIT requirements and we plan to continue to operate so that we meet the requirements for taxation as a REIT. Therefore, other than amounts relating to our TRS as described below, we have not provided for current income tax expense related to our REIT taxable income for

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

the years ended December 31, 2023, 2022, and 2021. Additionally, no provision has been made for federal or state income taxes in the accompanying financial statements, as we believe we have met the prescribed requisite requirements.

Our real estate owned hotel portfolio is held in a TRS. A TRS is a corporation that is owned directly or indirectly by a REIT and has jointly elected with the REIT to be treated as a TRS for tax purposes. For years ended December 31, 2023, 2022, and 2021, we did not record a provision for income taxes, which was due to a full valuation allowance that was established against deferred taxes.

At December 31, 2023 and 2022, we did not have any deferred tax assets or deferred tax liabilities due to a full valuation allowance that was established against our deferred tax assets. The deferred tax asset and valuation allowance at December 31, 2023 and December 31, 2022 were $21.7 million and $16.6 million, respectively.

The components of the deferred tax asset at December 31, 2023 consisted of an investment basis difference in our real estate owned hotel portfolio of approximately $4.2 million, a net operating loss carryforward of approximately $17.8 million, and net unrealized gain (a deferred tax liability) of approximately $0.3 million. The components of the deferred tax asset at December 31, 2022 consisted of an investment basis difference in our real estate owned hotel portfolio of approximately $4.0 million, a net operating loss carryforward of approximately $14.7 million, and net unrealized gain (a deferred tax liability) of approximately $2.1 million.

We recognize tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions, if applicable, are included as a component of the provision for income taxes in our consolidated statements of operations. As of December 31, 2023 and 2022, we have not recorded any amounts for uncertain tax positions.

The federal statutory rate for the years ended December 31, 2023, 2022, and 2021 was 21%. The Company’s effective tax rate differs from its combined U.S. federal, state and local corporate statutory tax rate primarily due to income earned at the REIT, which is not subject to tax, due to the deduction for qualifying distributions made by the Company, and any change in the valuation allowance.

Our tax returns are subject to audit by taxing authorities. Tax years 2020 and onward remain open to examination by major taxing jurisdictions in which we are subject to taxes.

The following table details the income tax treatment for our common stock dividends:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Ordinary dividends	30.9%	100.0%	98.2%
Capital gain dividends	0.0%	0.0%	1.8%
Nondividend distributions	69.1%	0.0%	0.0%
Total	100.0%	100.0%	100.0%

Note 14. Commitments and Contingencies

We hold a 51% interest in CMTG/TT as a result of committing to invest $124.9 million in CMTG/TT. Distributions representing repayment proceeds from CMTG/TT’s loans may be recalled by CMTG/TT, if the repayment occurred at least six months prior to the loan’s initial maturity date. As of December 31, 2023 and 2022, we contributed $163.1 million and $163.1 million, respectively, to CMTG/TT and have received return of capital distributions of $123.3 million, of which $111.1 million were recallable. As of December 31, 2023 and 2022, CMTG’s remaining capital commitment to CMTG/TT was $72.9 million and $72.9 million, respectively.

As of December 31, 2023 and 2022, we had aggregate unfunded loan commitments of $1.1 billion and $1.9 billion, respectively, which amounts will generally be funded to finance construction or leasing related expenditures by our borrowers, subject to them achieving certain conditions precedent to such funding. These future commitments will expire over the remaining term of the loans, none of which exceed five years.

Our contractual payments due under all financings were as follows as of December 31, 2023 ($ in thousands):

Year	Initial Maturity	Fully Extended Maturity
2024(1)(2)	$2,560,418	$1,203,123
2025	1,751,360	1,203,080
2026	1,382,247	1,907,782
2027	-	1,089,578
2028	-	290,462
Total	$5,694,025	$5,694,025

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

(1)
Includes five loans in maturity default with aggregate associated financings outstanding of $250.7 million. Such loans receivable have a corresponding aggregate unpaid principal balance of $498.1 million.
(2)
Includes two loans classified as held-for-sale with aggregate associated financings outstanding of $184.2 million. Such loans receivable have a corresponding aggregate unpaid principal balance of $234.8 million. In January of 2024, these loans receivable were sold and their associated financings were repaid in full.

In the normal course of business, we may enter into contracts that contain a variety of representations and provide for general indemnifications. Our maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against us that have not yet occurred. However, based on experience, we expect the risk of loss to be remote.

Note 15. Subsequent Events

We have evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined that the following or events have occurred:

1.
In January of 2024, we sold three senior loans to an unaffiliated purchaser. See Note 3 - Loan Portfolio for further detail.
2.
On February 7, 2024, we modified our debt related to real estate owned. See Note 6 - Debt Obligations - Debt Related to Real Estate Owned, Net for further detail.

Claros Mortgage Trust, Inc.

Schedule IV - Mortgage Loans on Real Estate

As of December 31, 2023

($ in thousands, except for number of loans)

Type of Loan	Description/Location	Number of Investments	Interest Payment Rates(2)	Maximum Maturity Date (3)	Periodic Payment Terms (4)	Prior Liens (5)	Face Amount of Loans	Carrying Amount of Loans (6) (7)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Senior Mortgage Loans
Senior loans in excess of 3% of the carrying amount of total loans
Senior mortgage loan	Multifamily/West		+ 3.01%	2027	I/O	N/A	$401,157	$399,441	$-
Senior mortgage loan	Multifamily/Northeast		+ 2.75%	2026	I/O	N/A	390,000	389,508	-
Senior mortgage loan	Hospitality/Northeast		+ 6.25%	2028	I/O	N/A	265,000	266,350	-
Senior mortgage loan	Hospitality/Southeast		+ 4.91%	2026	I/O	N/A	225,000	224,789	-
						N/A	1,281,157	1,280,088	-
Senior loans less than 3% of the carrying amount of total loans
Senior mortgage loans(1)	Various	61	Floating: + 2.75% - 10.50%	2020 - 2028	I/O	N/A	5,878,814	5,774,287	772,864
			Fixed: 10.00% - 15.00%
Subordinate Loans
Subordinate loans less than 3% of the carrying amount of total loans
Mezzanine loans	Various	3	Floating: 12.86%	2022 - 2027	I/O	N/A	156,086	155,130	886
			Fixed: 7.35% - 8.50%
Total loans						N/A	$7,316,057	$7,209,505	$773,750
General CECL reserve						N/A	N/A	$(70,371)	N/A
Total loans after general CECL reserves						N/A	$7,316,057	$7,139,134	$773,750

(1)
Table includes loans receivable classified as held-for-sale as of December 31, 2023. See Note 3 - Loan Portfolio for further detail.
(2)
As a spread over one month SOFR. SOFR as of December 31, 2023 was 5.35%.
(3)
Maximum maturity date assumes all extension options are exercised.
(4)
I/O = interest only until final maturity unless otherwise noted, P = Loans are subject to spread maintenance premiums or other prepayment penalty if paid before date specified within the loan agreement.
(5)
Represents third-party liens only.
(6)
The tax basis of the loans included above is $7,021,850 as of December 31, 2023.
(7)
Includes specific CECL reserve of $72.6 million.

Reconciliation of Mortgage Loans on Real Estate (1) ($ in thousands)

	2023	2022(3)
Balance at January 1,	$7,360,427	$6,502,145
Additions during period:
Fundings on new and existing loans	769,710	2,647,363
Non-cash advances in lieu of interest	63,632	80,878
Accretion of fees	22,809	24,967
Gain on sale of loan	-	30,701
Deductions during period:
Repayments of loans, including proceeds from loan sales	(771,077)	(1,810,438)
Origination fees, extension fees, and exit fees received	(2,833)	(42,039)
Transfer to real estate owned	(141,862)	-
Transfer to loans held-for-sale	(261,709)	-
Provision for current expected credit losses (2)	(161,672)	(73,150)
Balance at December 31,	$6,877,425	$7,360,427

(1)
Includes Mortgage and Mezzanine loans.
(2)
See Note 3 – Loan Portfolio of the consolidated financial statements for information on current expected credit losses.
(3)
Includes interest in loans receivable held-for-investment.

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

As of December 31, 2023, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

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

As of December 31, 2023, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on that evaluation, our management, concluded that our internal control over financial reporting was effective as of December 31, 2023.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and the effectiveness of our internal control over financial reporting as of December 31, 2023, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) or Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed not later than April 29, 2024 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed not later than April 29, 2024 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed not later than April 29, 2024 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed not later than April 29, 2024 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed not later than April 29, 2024 with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this annual report on Form 10-K:

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

10.1

Amended and Restated Management Agreement of Claros Mortgage Trust, Inc. and Claros REIT Management LP, dated August 2, 2022 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, dated August 2, 2022, filed by the Company, Commission File No. 001-40993)

10.2

Claros Mortgage Trust, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.3

Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.4

Form of Time-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.5

Form of Time-Based Restricted Stock Unit Award Agreement (Non-Deferral Form) (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, dated May 10, 2022, filed by the Company, Commission File No. 001-40993)

10.6

Form of Time-Based Restricted Stock Unit Award Agreement (Deferral Form) (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, dated May 10, 2022, filed by the Company, Commission File No. 001-40993)

10.7

Claros Mortgage Trust, Inc. Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.8

Form of Indemnification Agreement with directors and certain officers (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.9

Registration Rights Agreement between Claros Mortgage Trust, Inc. and Claros REIT Holdings LP, dated July 8, 2016 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-11, dated October 8, 2021, filed by the Company, Commission File No. 333-260140)

10.10

Amended and Restated Registration Rights Agreement between Claros Mortgage Trust, Inc. and CMTG Investor, L.P., dated July 8, 2016 (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-11, dated October 8, 2021, filed by the Company, Commission File No. 333-260140)

10.11

Registration Rights Agreement between Claros Mortgage Trust, Inc. and Fuyou Investment Management Limited, dated July 8, 2016 (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-11, dated October 8, 2021, filed by the Company, Commission File No. 333-260140)

10.12

Registration Rights Agreement between Claros Mortgage Trust, Inc. and Delta Master Trust, dated January 17, 2017 (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-11, dated October 8, 2021, filed by the Company, Commission File No. 333-260140)

10.13

Registration Rights Agreement between Claros Mortgage Trust, Inc. and Beaverhead Capital, LLC, dated May 15, 2018 (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-11, dated October 8, 2021, filed by the Company, Commission File No. 333-260140)

10.14

Master Repurchase and Securities Contract Agreement, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of January 26, 2017 (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.15

First Amendment to Master Repurchase and Securities Contract Agreement, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of June 26, 2018 (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.16

Second Amendment to Master Repurchase and Securities Contract Agreement, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of March 13, 2019 (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.17

Third Amendment to Master Repurchase and Securities Contract Agreement, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of November 1, 2019 (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.18

Fourth Amendment to Master Repurchase and Securities Contract Agreement, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of February 3, 2020 (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.19

Fifth Amendment to Master Repurchase and Securities Contract Agreement, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of February 21, 2020 (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.20

Sixth Amendment to Master Repurchase and Securities Contract Agreement, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of March 17, 2020 (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.21

Seventh Amendment to Master Repurchase and Securities Contract Agreement, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of April 10, 2020 (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.22

Eighth Amendment to Master Repurchase and Securities Contract Agreement, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of January 29, 2021 (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.23

Ninth Amendment to Master Repurchase and Securities Contract Agreement, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of September 9, 2021 (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.24

Tenth Amendment to Master Repurchase and Securities Contract Agreement by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of January 25, 2022 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, dated May 2, 2023, filed by the Company, Commission File No. 001-40993)

10.25

Eleventh Amendment to Master Repurchase and Securities Contract Agreement by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of January 26, 2023 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, dated May 2, 2023, filed by the Company, Commission File No. 001-40993)

10.26

Twelfth Amendment to Master Repurchase and Securities Contract Agreement and First Amendment to Guaranty by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of March 16, 2023 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, dated May 2, 2023, filed by the Company, Commission File No. 001-40993)

10.27

Guaranty made by Claros Mortgage Trust, Inc. in favor of Morgan Stanley Bank, N. A., dated as of January 26, 2017 (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.28

Second Amendment to Guaranty Agreement made by Claros Mortgage Trust, Inc. in favor of Morgan Stanley Bank, N.A., dated as of October 5, 2023 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, dated October 31, 2023, filed by the Company, Commission File No. 001-40993)

10.29

Master Repurchase Agreement by and between Barclays Bank PLC and CMTG BB Finance LLC, dated as of December 21, 2018 (incorporated by reference to Exhibit 10.35 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.30

First Amendment to Master Repurchase Agreement by and between Barclays Bank PLC and CMTG BB Finance LLC, dated as of October 31, 2019 (incorporated by reference to Exhibit 10.36 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.31

Omnibus Amendment by and between CMTG BB Finance LLC and Barclays Bank PLC, dated as of February 27, 2020 (incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.32

Second Amendment to Master Repurchase Agreement by and between Barclays Bank PLC and CMTG BB Finance LLC, dated as of August 19, 2021 (incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.33*	Seventh Amendment to Master Repurchase Agreement by and between CMTG BB Finance LLC and Barclays Bank PLC, dated as of December 26, 2023

10.34

Guaranty made by Claros Mortgage Trust, Inc. in favor of Barclays Bank PLC, dated as of December 21, 2018 (incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.35

First Amendment to Guaranty made by Claros Mortgage Trust, Inc. in favor of Barclays Bank PLC, dated as of February 21, 2023 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, dated May 2, 2023, filed by the Company, Commission File No. 001-40993)

10.36*	Second Amendment to Guaranty made by Claros Mortgage Trust, Inc. in favor of Barclays Bank PLC, dated as of December 26, 2023

10.37

Master Repurchase Agreement and Securities Contract by and between CMTG SG Finance LLC and Société Générale, New York Branch, dated as of April 30, 2018 (incorporated by reference to Exhibit 10.40 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.38

Guaranty made by Claros Mortgage Trust, Inc. in favor of Société Générale, New York Branch, dated as of April 30, 2018 (incorporated by reference to Exhibit 10.41 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.39

Amended and Restated Uncommitted Master Repurchase Agreement by and between CMTG JP Finance LLC and JPMorgan Chase Bank, National Association, dated as of May 27, 2021 (incorporated by reference to Exhibit 10.42 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.40

Amendment No. 2 to Amended and Restated Master Repurchase Agreement by and between CMTG JP Finance LLC and JPMorgan Chase Bank, National Association, dated as of January 14, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated January 21, 2022, filed by the Company, Commission File No. 001-40993)

10.41

Amendment No. 3 to Amended and Restated Master Repurchase Agreement and Amendment No. 1 to Guarantee Agreement by and between CMTG JP Finance LLC and JPMorgan Chase Bank, National Association, dated as of March 10, 2023 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, dated May 2, 2023, filed by the Company, Commission File No. 001-40993)

10.42

Amendment No. 4 to Amended and Restated Master Repurchase Agreement and Amendment No. 2 to Guarantee Agreement by and among the Company, CMTG JP Finance LLC and JPMorgan Chase Bank, National Association, dated as of July 28, 2023 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, dated August 1, 2023, filed by the Company, Commission File No. 001-40993)

10.43

Guarantee Agreement made by Claros Mortgage Trust, Inc. in favor of JPMorgan Chase Bank, National Association, dated as of June 29, 2018 (incorporated by reference to Exhibit 10.43 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.44*	Amendment No. 2 to Guarantee Agreement made by Claros Mortgage Trust, Inc. in favor of JPMorgan Chase Bank, National Association, dated as of December 28, 2023

10.45

Master Repurchase Agreement by and between CMTG DB Finance LLC and Deutsche Bank AG, Cayman Islands Branch, dated as of June 26, 2019 (incorporated by reference to Exhibit 10.44 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.46

Extension Letter to Master Repurchase Agreement by and between CMTG DB Finance LLC and Deutsche Bank AG, Cayman Islands Branch, dated as of May 7, 2020 (incorporated by reference to Exhibit 10.45 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.47

First Amendment to Master Repurchase Agreement by and between CMTG DB Finance LLC and Deutsche Bank AG, New York Branch, dated as of September 3, 2021 (incorporated by reference to Exhibit 10.46 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.48

Omnibus Assignment, Assumption and Recognition Agreement by and among Deutsche Bank AG, Cayman Islands Branch, Deutsche Bank AG, New York Branch, CMTG DB Finance LLC, CMTG DB Finance – Series I, CMTG DB Finance – Series II, Claros Mortgage Trust, Inc. and CMTG DB Finance Holdco LLC, dated as of September 3, 2021 (incorporated by reference to Exhibit 10.47 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.49

Amended and Restated Master Purchase Agreement by and between CMTG DB Finance LLC and Deutsche Bank AG, New York Branch, dated as of August 17, 2022 (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q, dated May 2, 2023, filed by the Company, Commission File No. 001-40993)

10.50

Guaranty made by Claros Mortgage Trust, Inc. in favor of Deutsche Bank AG, Cayman Islands Branch, dated as of June 26, 2019 (incorporated by reference to Exhibit 10.48 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.51

Amendment No. 1 to Guaranty made by Claros Mortgage Trust, Inc. in favor of Deutsche Bank AG, New York Branch, dated as of August 17, 2022 (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q, dated May 2, 2023, filed by the Company, Commission File No. 001-40993)

10.52

Amendment No. 2 to Guaranty made by Claros Mortgage Trust, Inc. in favor of Deutsche Bank AG, New York Branch, dated as of March 28, 2023 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, dated May 2, 2023, filed by the Company, Commission File No. 001-40993)

10.53*	Amendment No. 3 to Guaranty made by Claros Mortgage Trust, Inc. in favor of Deutsche Bank AG, New York Branch, dated as of December 26, 2023

10.54

Term Loan Credit Agreement by and between Claros Mortgage Trust, Inc. and JPMorgan Chase Bank, N.A., dated as of August 9, 2019 (incorporated by reference to Exhibit 10.49 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.55

Amendment No. 1 to Term Loan Credit Agreement by and among Claros Mortgage Trust, Inc., the subsidiary guarantors named therein, the lenders party thereto and JPMorgan Chase Bank, N.A., dated as of December 1, 2020 (incorporated by reference to Exhibit 10.51 to the Registration Statement on Form S-11, dated October 8, 2021, filed by the Company, Commission File No. 333-260140)

10.56

Amendment No. 3 to Term Loan Credit Agreement by and among the Company, the subsidiary guarantors named therein, the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent, dated as of December 2, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated December 3, 2021, filed by the Company, Commission File No. 001-40993)

10.57

Amendment No. 4 to Term Loan Credit Agreement by and between Claros Mortgage Trust, Inc. and JPMorgan Chase Bank, N.A., dated as of May 5, 2023 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, dated August 1, 2023, filed by the Company, Commission File No. 001-40993)

10.58

Loan Guaranty by and among the subsidiary guarantors named therein and JPMorgan Chase Bank, N.A., dated as of August 9, 2019 (incorporated by reference to Exhibit 10.50 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.59

Amendment No. 1 to Guarantee Agreement by and between Claros Mortgage Trust, Inc. and JPMorgan Chase Bank, N.A., dated as of March 29, 2023 (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q, dated May 2, 2023, filed by the Company, Commission File No. 001-40993)

10.60

Pledge and Security Agreement by and among Claros Mortgage Trust, Inc., the subsidiary guarantors named therein and JPMorgan Chase Bank, N.A., dated as of August 9, 2019 (incorporated by reference to Exhibit 10.52 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.61

Master Repurchase and Securities Contract by and between CMTG WF Finance LLC and Wells Fargo Bank, National Association, dated as of September 29, 2021 (incorporated by reference to Exhibit 10.53 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.62

Amendment No. 2 to Master Repurchase and Securities Contract by and between CMTG WF Finance LLC and Wells Fargo Bank, National Association, dated as of March 7, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 9, 2022, filed by the Company, Commission File No. 001-40993)

10.63

Guarantee Agreement made by Claros Mortgage Trust, Inc. in favor of Wells Fargo Bank, National Association, dated as of September 29, 2021 (incorporated by reference to Exhibit 10.54 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.64

Amendment No. 1 to Guarantee Agreement made by Claros Mortgage Trust, Inc. in favor of Wells Fargo Bank, National Association, dated as of May 19, 2023 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, dated August 1, 2023, filed by the Company, Commission File No. 001-40993)

10.65*	Amendment No. 2 to Guarantee Agreement made by Claros Mortgage Trust, Inc. in favor of Wells Fargo Bank, National Association, dated as of January 19, 2024

10.66

Extension Option Acknowledgement Letter, dated as of September 29, 2023, regarding that certain Master Repurchase and Securities Contract, dated as of September 29, 2021, by and between CMTG WF Finance LLC and Wells Fargo Bank, National Association, as amended, and that certain Guarantee Agreement made by the Company in favor of Wells Fargo Bank, National Association, dated as of September 29, 2021, by and among the Company, CMTG WF Finance LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, dated October 31, 2023, filed by the Company, Commission File No. 001-40993)

10.67

Master Participation and Administration Agreement, by and among JPMorgan Chase Bank, National Association, CMTG JPM Term Holdco LLC, CMTG JPM Term Funding LLC and Situs Asset Management LLC, dated as of November 4, 2022 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, dated November 9, 2022, filed by the Company, Commission File No. 001-40993)

10.68

Amended and Restated Master Repurchase and Securities Contract Agreement, by and between CMTG GS Finance LLC and Goldman Sachs Bank USA, dated as of March 7, 2022 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, dated August 2, 2022, filed by the Company, Commission File No. 001-40993)

10.69

First Amendment to Amended and Restated Repurchase and Securities Contract Agreement by and between CMTG GS Finance LLC and Goldman Sachs Bank USA, dated as of May 31, 2022 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, dated May 2, 2023, filed by the Company, Commission File No. 001-40993)

10.70

Second Amendment to Amended and Restated Master Repurchase and Securities Contract Agreement and First Amendment to Amended and Restated Guarantee Agreement by and between CMTG GS Finance LLC and Goldman Sachs Bank USA, dated as of January 13, 2023 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, dated May 2, 2023, filed by the Company, Commission File No. 001-40993)

10.71*	Amended and Restated Guarantee Agreement made by Claros Mortgage Trust, Inc. in favor of Goldman Sachs Bank USA, dated as of March 7, 2022

10.72

Second Amendment to Amended and Restated Guarantee Agreement made by Claros Mortgage Trust, Inc. in favor of Goldman Sachs Bank USA, dated as of August 24, 2023 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, dated October 31, 2023, filed by the Company, Commission File No. 001-40993)

10.73*	Second Amendment to Credit Agreement by and among Claros Mortgage Trust, Inc., CMTG Funding II LLC and Bank of America, N.A., dated as of December 26, 2023

10.74*+	Second Omnibus Amendment by and between CMTG BB Finance LLC and Barclays Bank PLC, dated as of December 20, 2021

10.75*	Fifth Amendment to Master Repurchase Agreement by and between CMTG BB Finance LLC and Barclays Bank PLC, dated as of January 28, 2022

10.76*	Sixth Amendment to Master Repurchase Agreement by and between CMTG BB Finance LLC and Barclays Bank PLC, dated as of July 13, 2022

10.77*	Amendment No. 2 to Term Loan Credit Agreement by and between Claros Mortgage Trust, Inc. and JPMorgan Chase Bank, N.A., dated as of November 15, 2021

10.78*	Credit Agreement by and among Claros Mortgage Trust, Inc., CMTG Funding II LLC and Bank of America, N.A., dated as of June 29, 2022

10.79*	First Amendment to Credit Agreement by and among Claros Mortgage Trust, Inc., CMTG Funding II LLC, and Bank of America, N.A., dated as of June 16, 2023

21.1

Subsidiaries of Claros Mortgage Trust, Inc. (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Claros Mortgage Trust, Inc. Clawback Policy

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

+

Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Regulation S-K, Item 601(b)(10) or certain schedules and attachments to this exhibit have been omitted pursuant to Regulation S-K, Item 601(a)(5). Such omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Claros Mortgage Trust, Inc.

Date: February 20, 2024	By:	/s/ Richard J. Mack
Richard J. Mack
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard J. Mack	Chief Executive Officer and Chairman	February 20, 2024
Richard J. Mack	(Principal Executive Officer)

/s/ J. Michael McGillis	Chief Financial Officer, President and Director (Principal Financial and Accounting Officer)	February 20, 2024
J. Michael McGillis

/s/ Steven L. Richman	Director	February 20, 2024
Steven L. Richman

/s/ Andrew Silberstein	Director	February 20, 2024
Andrew Silberstein

/s/ Derrick D. Cephas	Director	February 20, 2024
Derrick D. Cephas

/s/ Mary Haggerty	Director	February 20, 2024
Mary Haggerty

/s/ Pamela Liebman	Director	February 20, 2024
Pamela Liebman

/s/ Vincent Tese	Director	February 20, 2024
Vincent Tese

/s/ W. Edward Walter III	Director	February 20, 2024
W. Edward Walter III