Form 10-Q
period 2024-03-31
Claros Mortgage Trust, Inc.
filed 2024-05-06
CIK 1666291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 3, 2024, the registrant had 138,746,691 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Claros Mortgage Trust, Inc.

Consolidated Balance Sheets

(unaudited, in thousands, except share data)

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$232,514	$187,301
Restricted cash	19,256	27,588
Loan principal payments held by servicer	-	11,000
Loans receivable held-for-investment	6,806,606	7,020,383
Less: current expected credit loss reserve	(171,335)	(142,958)
Loans receivable held-for-investment, net	6,635,271	6,877,425
Loans receivable held-for-sale	172,177	261,709
Equity method investment	42,439	42,474
Real estate owned, net	521,025	522,959
Other assets	133,135	138,905
Total assets	$7,755,817	$8,069,361

Liabilities and Equity
Repurchase agreements	$3,601,284	$3,805,678
Term participation facility	497,225	465,434
Loan participations sold, net	100,633	120,508
Notes payable, net	262,164	283,341
Secured term loan, net	711,876	712,576
Debt related to real estate owned, net	277,550	289,913
Other liabilities	44,370	47,368
Dividends payable	35,622	35,328
Management fee payable - affiliate	9,210	9,315
Total liabilities	5,539,934	5,769,461

Commitments and contingencies - Note 14

Equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 138,746,691 and 138,745,357 shares issued and 138,746,691 and 138,745,357 shares outstanding at March 31, 2024 and December 31, 2023, respectively	1,387	1,387
Additional paid-in capital	2,729,617	2,725,217
Accumulated deficit	(515,121)	(426,704)
Total equity	2,215,883	2,299,900
Total liabilities and equity	$7,755,817	$8,069,361

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Operations

(unaudited, in thousands, except share and per share data)

	Three Months Ended
	March 31, 2024	March 31, 2023
Revenue
Interest and related income	$160,845	$164,166
Less: interest and related expense	115,931	106,027
Net interest income	44,914	58,139
Revenue from real estate owned	13,911	10,963
Total net revenue	58,825	69,102

Expenses
Management fees - affiliate	9,210	9,656
Incentive fees - affiliate	-	1,558
General and administrative expenses	3,877	4,923
Stock-based compensation expense	4,353	3,366
Real estate owned:
Operating expenses	12,880	10,000
Interest expense	6,329	5,444
Depreciation and amortization	2,599	2,058
Total expenses	39,248	37,005

Proceeds from interest rate cap	865	1,183
Unrealized loss on interest rate cap	(998)	(1,404)
(Loss) income from equity method investment	(35)	1,563
Loss on extinguishment of debt	(2,244)	-
(Provision for) reversal of current expected credit loss reserve	(69,960)	3,239

Net (loss) income	(52,795)	36,678

Net (loss) income per share of common stock:
Basic and diluted	$(0.39)	$0.26
Weighted average shares of common stock outstanding:
Basic and diluted	138,791,113	138,385,810

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Changes in Equity

(unaudited, in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total Equity
Balance at December 31, 2023	138,745,357	$1,387	$2,725,217	$(426,704)	$2,299,900
Stock-based compensation expense	1,334	-	4,400	-	4,400
Dividends declared	-	-	-	(35,622)	(35,622)
Net loss	-	-	-	(52,795)	(52,795)
Balance at March 31, 2024	138,746,691	$1,387	$2,729,617	$(515,121)	$2,215,883

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total Equity
Balance at December 31, 2022	138,376,144	$1,400	$2,712,316	$(257,245)	$2,456,471
Stock-based compensation expense	-	-	3,409	-	3,409
Dividends declared	-	-	-	(52,404)	(52,404)
Net income	-	-	-	36,678	36,678
Balance at March 31, 2023	138,376,144	$1,400	$2,715,725	$(272,971)	$2,444,154

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities
Net (loss) income	$(52,795)	$36,678
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Accretion of fees on loans receivable	(4,633)	(5,247)
Amortization of deferred financing costs	5,307	5,967
Non-cash stock-based compensation expense	4,400	3,409
Depreciation and amortization on real estate owned and in-place lease values	2,599	2,058
Amortization of above and below market lease values, net	354	-
Unrealized loss on interest rate cap	998	1,404
Loss (income) from equity method investment	35	(1,563)
Loss on extinguishment of debt	2,244	-
Non-cash advances on loans receivable in lieu of interest	(11,434)	(22,376)
Non-cash advances on secured financings in lieu of interest	1,979	478
Repayment of non-cash advances on loans receivable in lieu of interest	1,371	2,114
Provision for (reversal of) current expected credit loss reserve	69,960	(3,239)
Changes in operating assets and liabilities:
Other assets	3,407	(2,648)
Other liabilities	(2,199)	1,125
Management fee payable - affiliate	(105)	(211)
Incentive fee payable - affiliate	-	1,558
Net cash provided by operating activities	21,488	19,507

Cash flows from investing activities
Loan originations, acquisitions and advances, net of fees	(131,920)	(305,658)
Repayments of loans receivable	155,789	207,761
Proceeds from sales of loans receivable	261,709	-
Extension and exit fees received from loans receivable	1,502	948
Reserves and deposits held for loans receivable	(5)	-
Capital expenditures on real estate owned	(465)	(676)
Net cash provided by (used in) investing activities	286,610	(97,625)

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended
	March 31, 2024	March 31, 2023
Cash flows from financing activities
Dividends paid	(35,328)	(52,001)
Proceeds from secured financings	155,487	603,173
Payment of deferred financing costs	(5,981)	(4,215)
Purchase of interest rate cap	(508)	-
Repayments of secured financings	(372,980)	(348,990)
Repayments of secured term loan	(1,907)	(1,907)
Repayments of debt related to real estate owned	(10,000)	-
Net cash (used in) provided by financing activities	(271,217)	196,060

Net increase in cash, cash equivalents and restricted cash	36,881	117,942
Cash, cash equivalents and restricted cash, beginning of period	214,889	348,159
Cash, cash equivalents and restricted cash, end of period	$251,770	$466,101

Cash and cash equivalents, end of period	$232,514	$426,503
Restricted cash, end of period	19,256	39,598
Cash, cash equivalents and restricted cash, end of period	$251,770	$466,101

Supplemental disclosure of cash flow information:
Cash paid for interest	$116,590	$102,755
Supplemental disclosure of non-cash investing and financing activities:
Dividends accrued	$35,622	$52,404
Loan principal payments held by servicer	$-	$912
Accrued deferred financing costs	$-	$3,750

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

These unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of our financial position, results of operations and cash flows have been included. Our results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year or any other future period.

We consolidate all entities that are controlled either through majority ownership or voting rights. We also identify entities for which control is achieved through means other than through voting rights (a variable interest entity or “VIE”) using the analysis as set forth in Accounting Standards Codification (“ASC”) 810, Consolidation of Variable Interest Entities, and determine when and which variable interest holder, if any, should consolidate the VIE. We do not have any consolidated variable interest entities as of March 31, 2024 and December 31, 2023. All significant intercompany transactions and balances have been eliminated in consolidation.

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

The WARM method requires us to reference historical loan loss data from a comparable data set and apply such loss rate to each of our loans over their expected remaining term, taking into consideration expected economic conditions over the forecasted timeframe. Our general CECL reserve reflects our forecast of the current and future macroeconomic conditions that may impact the performance of the commercial real estate assets securing our loans and the borrower’s ultimate ability to repay. These estimates include unemployment rates, price indices for commercial properties, and market liquidity, all of which may influence the likelihood and magnitude of potential credit losses for our loans during their expected remaining term. Additionally, further adjustments may be made based upon loan positions senior to ours, the risk rating of a loan, whether a loan is a construction loan, whether the loan’s initial maturity is near-term, or the economic conditions specific to the property type of a loan’s underlying collateral.

To estimate an annual historical loss rate, we obtained historical loss rate data for loans most comparable to our loan portfolio from a commercial mortgage-backed securities database licensed by a third party, Trepp, LLC, which contains historical loss data from January 1, 1999 through March 31, 2024. We believe this CMBS data is the most relevant, available, and comparable dataset to our portfolio.

When evaluating the current and future macroeconomic environment, we consider the aforementioned macroeconomic factors. Historical data for each metric is compared to historical commercial real estate credit losses in order to determine the relationship between the two variables. We use projections of each macroeconomic factor, obtained from a third party, to approximate the impact the macroeconomic outlook may have on our loss rate. Selections of these economic forecasts require judgment about future events that, while based on the information available to us as of the balance sheet date, are ultimately subjective and uncertain, and the actual economic conditions could vary significantly from the estimates we made. Following a reasonable and supportable forecast period, we use a straight-line method of reverting to the historical loss rate. Additionally, we assess the obligation to extend credit through our unfunded loan commitments through their expected remaining term, adjusted for projected fundings from interest reserves, if applicable, which is considered in the estimate of the general CECL reserve. For both the funded and unfunded portions of our loans, we consider our internal risk rating of each loan as the primary credit quality indicator underlying our assessment.

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

See Note 3 - “Loan Portfolio - Current Expected Credit Losses” for further detail.

Recent Accounting Guidance

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

Note 3. Loan Portfolio

Loans Receivable

Our loan portfolio as of March 31, 2024 was comprised of the following loans ($ in thousands, except for number of loans):

	Number of Loans	Loan Commitment(1)	Unpaid Principal Balance	Carrying Value (2)	Weighted Average Spread(3)	Weighted Average Interest Rate(4)
Loans receivable held-for-investment:
Variable:
Senior loans(5)	57	$7,547,910	$6,657,568	$6,561,613	+ 3.85%	8.62%
Subordinate loans	1	30,200	30,200	30,332	+ 12.86%	18.19%
	58	7,578,110	6,687,768	6,591,945	+ 3.89%	8.67%
Fixed:
Senior loans(5)	2	$12,018	$12,018	$12,223	N/A	9.26%
Subordinate loans	2	125,886	125,886	124,832	N/A	8.44%
	4	137,904	137,904	137,055		8.51%
Total/Weighted Average	62	$7,716,014	$6,825,672	$6,729,000	N/A	8.66%
General CECL reserve				(93,729)
Loans receivable held-for-investment, net				$6,635,271

(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.

(2)
Net of specific CECL reserves of $77.6 million.
(3)
The weighted average spread is expressed as a spread over the relevant floating benchmark rates. One-month term Secured Overnight Financing Rate (“SOFR”) as of March 31, 2024 was 5.33%. Weighted average is based on outstanding principal as of March 31, 2024. For loans placed on non-accrual, the spread used in calculating the weighted average spread is 0%.
(4)
Reflects the weighted average interest rate based on the applicable floating benchmark rate (if applicable), including SOFR floors (if applicable). Weighted average is based on outstanding principal as of March 31, 2024 and includes loans on non-accrual status. For loans placed on non-accrual, the spread used in calculating the weighted average interest rate is 0%.
(5)
Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans (if any), and pari passu participations in senior mortgage loans.

Our loans receivable portfolio as of December 31, 2023 was comprised of the following loans ($ in thousands, except for number of loans):

	Number of Loans	Loan Commitment(1)	Unpaid Principal Balance	Carrying Value (2)	Weighted Average Spread(3)	Weighted Average Interest Rate(4)
Loans receivable held-for-investment:
Variable:
Senior loans(5)	60	$7,952,806	$6,875,894	$6,779,899	+ 3.78%	8.67%
Subordinate loans	1	30,200	30,200	30,313	+ 12.86%	18.21%
	61	7,983,006	6,906,094	6,810,212	+ 3.91%	8.71%
Fixed:
Senior loans(5)	2	$12,544	$12,544	$12,767	N/A	8.49%
Subordinate loans	2	125,886	125,886	124,817	N/A	8.44%
	4	138,430	138,430	137,584		8.44%
Total/Weighted Average	65	$8,121,436	$7,044,524	$6,947,796	N/A	8.70%
General CECL reserve				(70,371)
Loans receivable held-for-investment, net				$6,877,425

(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Net of specific CECL reserves of $72.6 million.
(3)
The weighted average is expressed as a spread over the relevant floating benchmark rates. SOFR as of December 31, 2023 was 5.35%. Weighted average is based on unpaid principal balance as of December 31, 2023. For loans placed on non-accrual, the spread used in calculating the weighted average spread is 0%.
(4)
Reflects the weighted average interest rate based on the applicable floating benchmark rate (if applicable), including SOFR floors (if applicable). Weighted average is based on unpaid principal balance as of December 31, 2023 and includes loans on non-accrual status. For loans placed on non-accrual, the interest rate used in calculating the weighted average interest rate is 0%.
(5)
Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans (if any), and pari passu participations in senior mortgage loans.

Activity relating to the loans receivable portfolio for the three months ended March 31, 2024 ($ in thousands):

	Unpaid Principal Balance	Deferred Fees	Specific CECL Reserve	Carrying Value (1)
Balance at December 31, 2023	$7,044,524	$(24,141)	$(72,587)	$6,947,796
Advances on existing loans	131,920	-	-	131,920
Non-cash advances in lieu of interest	11,434	-	-	11,434
Origination fees, extension fees and exit fees	-	(1,161)	-	(1,161)
Repayments of loans receivable	(144,789)	-	-	(144,789)
Repayments of non-cash advances in lieu of interest	(1,371)	-	-	(1,371)
Accretion of fees	-	4,633	-	4,633
Provision for specific CECL reserve	-	-	(47,285)	(47,285)
Transfer to loans held-for-sale	(216,046)	1,603	42,266	(172,177)
Balance at March 31, 2024	$6,825,672	$(19,066)	$(77,606)	$6,729,000
General CECL reserve				$(93,729)
Carrying Value				$6,635,271

(1)
Balance at December 31, 2023 does not include general CECL reserve.

In April 2024, we sold a senior loan collateralized by two multifamily properties under development located in Irvine, CA and equity interests therein to an unaffiliated purchaser with a then carrying value and unpaid principal balance of $216.8 million and $218.4 million, respectively. As of March 31, 2024, the loan had carrying value and unpaid principal balance of $214.4 million and $216.0 million, respectively, and we determined that this loan met the held-for-sale criteria and was not considered in determining our general CECL reserve. The loan receivable held-for-sale is presented on our consolidated balance sheet net of a $42.3 million principal charge-off, representing the difference between the carrying value before principal charge-off and the sales price of the loan, and is attributable to the construction status of the loan’s collateral status and its $44.9 million of remaining unfunded commitments. The loan was on non-accrual status effective October 1, 2023 and was risk rated 4.

In January 2024, we sold three senior loans to an unaffiliated purchaser. As of December 31, 2023, we determined that these loans met the held-for-sale criteria and were not considered in determining our general CECL reserve. The loans receivable held-for-sale were presented net of a $7.5 million principal charge-off, representing the difference between the carrying values before principal charge-off and the sales price of the loans. Two of the three loans were sold at their respective carrying values, while the principal charge off was allocated and attributable to the construction status of the third loan’s collateral asset and its $105.0 million of remaining unfunded commitments.

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

During the three months ended September 30, 2023, we sold a senior loan collateralized by a portfolio of multifamily properties located in San Francisco, CA. We obtained a true-sale-at-law opinion and determined the transaction constituted a sale. Concurrent with the sale, we entered into an agreement with the transferee which provides for a share of cash flows from the senior loan upon the transferee meeting certain financial metrics. As of March 31, 2024, we have not recognized any value to this interest on our consolidated financial statements.

During the three months ended December 31, 2023, we modified a loan with a borrower that was experiencing financial difficulties, resulting in a maturity extension to June 10, 2024. As of March 31, 2024, the loan had total commitments and an amortized cost basis of $77.8 million, represents approximately 1.1% of total loans receivable held-for-investment and is current on interest payments. The loan is considered in determining our general CECL reserve.

During the three months ended June 30, 2022, we modified a loan with a borrower that was experiencing financial difficulties, resulting in a decrease in the index rate floor from 1.57% to 1.00% and modified extension requirements. During the year ended December 31, 2023, we further modified this loan to provide for a maturity extension to September 18, 2023. As of March 31, 2024, the loan had total commitments and an amortized cost basis of $87.8 million, represents approximately 1.3% of total loans receivable held-for-investment, is current on interest payments, and is in maturity default. The loan is considered in determining our general CECL reserve.

Concentration of Risk

The following table presents our loans receivable held-for-investment by loan type, as well as property type and geographic location of the properties collateralizing these loans as of March 31, 2024 and December 31, 2023 ($ in thousands):

	March 31, 2024		December 31, 2023
Loan Type	Carrying Value (1)	Percentage	Carrying Value (2)	Percentage
Senior loans (3)	$6,573,836	98%	$6,792,666	98%
Subordinate loans	155,164	2%	155,130	2%
	$6,729,000	100%	$6,947,796	100%
General CECL reserve	(93,729)		(70,371)
	$6,635,271		$6,877,425

Property Type	Carrying Value (1)	Percentage	Carrying Value (2)	Percentage
Multifamily	$2,668,918	40%	$2,829,436	41%
Hospitality	1,235,092	18%	1,339,067	19%
Office	966,612	14%	961,744	14%
Mixed-Use (4)	611,633	9%	596,919	9%
Land	518,527	8%	518,252	7%
Other	508,966	8%	482,582	7%
For Sale Condo	219,252	3%	219,796	3%
	$6,729,000	100%	$6,947,796	100%
General CECL reserve	(93,729)		(70,371)
	$6,635,271		$6,877,425

Geographic Location	Carrying Value (1)	Percentage	Carrying Value (2)	Percentage
United States
West	$2,375,949	35%	$2,518,716	35%
Northeast	1,760,339	26%	1,861,239	27%
Mid Atlantic	779,425	12%	761,588	11%
Southeast	735,032	11%	735,011	11%
Southwest	597,820	9%	592,324	9%
Midwest	478,536	7%	477,019	7%
Other	1,899	0%	1,899	0%
	$6,729,000	100%	$6,947,796	100%
General CECL reserve	(93,729)		(70,371)
	$6,635,271		$6,877,425

(1)
Net of specific CECL reserves of $77.6 million at March 31, 2024.
(2)
Net of specific CECL reserves of $72.6 million at December 31, 2023.
(3)
Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans and pari passu participations in senior mortgage loans.
(4)
At March 31, 2024, mixed-use comprises of 3% office, 2% retail, 2% multifamily, 1% hospitality, and immaterial amounts of for sale condo. At December 31, 2023, mixed-use comprises of 3% office, 2% retail, 2% multifamily, 1% hospitality, and immaterial amounts of for sale condo.

Interest Income and Accretion

The following table summarizes our interest and accretion income from our loan portfolio and interest on cash balances for the three months ended March 31, 2024 and 2023, respectively ($ in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Coupon interest	$153,007	$156,616
Interest on cash, cash equivalents, and other income	3,205	2,303
Accretion of fees	4,633	5,247
Total interest and related income(1)	$160,845	$164,166

(1)
We recognized $1.3 million and $0.3 million in default interest, late fees, and accelerated fees during the three months ended March 31, 2024 and 2023, respectively.

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

The following tables allocate the principal balance and carrying value of our loans receivable held-for-investment based on our internal risk ratings as of March 31, 2024 and December 31, 2023 ($ in thousands):

March 31, 2024
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value (1)	% of Total of Carrying Value
1	-	$-	$-	0%
2	-	-	-	0%
3	42	4,761,121	4,745,828	71%
4	15	1,726,267	1,723,173	25%
5	5	338,284	259,999	4%
	62	$6,825,672	$6,729,000	100%
General CECL reserve			(93,729)
			$6,635,271

(1)
Net of specific CECL reserves of $77.6 million.

December 31, 2023
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value (1)	% of Total of Carrying Value
1	-	$-	$-	0%
2	-	-	-	0%
3	45	5,169,731	5,148,188	74%
4	15	1,536,748	1,534,829	22%
5	5	338,045	264,779	4%
	65	$7,044,524	$6,947,796	100%
General CECL reserve			(70,371)
			$6,877,425

(1)
Net of specific CECL reserves of $72.6 million.

As of March 31, 2024 and December 31, 2023, the average risk rating of our portfolio was 3.4 and 3.3, respectively, weighted by unpaid principal balance.

The following table presents the carrying value and significant characteristics of our loans receivable held-for-investment on non-accrual status as of March 31, 2024 ($ in thousands):

Property Type	Location	Risk Rating	Unpaid Principal Balance	Carrying Value Before Specific CECL Reserve	Specific CECL Reserve	Net Carrying Value	Interest Recognition Method / as of Date
Land	VA	5	$151,565	$151,565	$(31,465)	$120,100	Cost Recovery/ 1/1/2023
Office	CA	5	112,442	112,163	(20,863)	91,300	Cash Basis/ 4/1/2023
Office	CA	4	98,214	97,827	-	97,827	Cost Recovery/ 9/1/2023
Multifamily	NV	4	96,529	96,082	-	96,082	Cash Basis/ 1/1/2024
Office	GA	5	71,492	71,094	(24,394)	46,700	Cost Recovery/ 9/1/2023
Land	NY	4	67,000	67,000	-	67,000	Cash Basis/ 11/1/2021
Multifamily	AZ	4	50,164	49,957	-	49,957	Cash Basis/ 1/1/2024
Multifamily	TX	4	39,279	39,085	-	39,085	Cash Basis/ 1/1/2024
Other	Other	5	1,899	1,899	-	1,899	Cost Recovery/ 7/1/2020
Other	NY	5	886	884	(884)	-	Cost Recovery/ 6/30/2023
Total non-accrual (1)			$689,470	$687,556	$(77,606)	$609,950

(1)
Loans classified as non-accrual represented 9.1% of the total loan portfolio at March 31, 2024, based on carrying value net of any specific CECL reserves. Excludes four loans with an aggregate carrying value of $534.8 million that are in maturity default but remain on accrual status as the borrower is either current on interest payments or interest is deemed collectible based on the underlying collateral value. Additionally, as of March 31, 2024, we have one loan with an aggregate carrying value of $78.4 million that is delinquent on interest payments but remains on accrual status as the interest is deemed collectible based on the underlying collateral values.

The following table presents the carrying value and significant characteristics of our loans receivable held-for-investment on non-accrual status as of December 31, 2023 ($ in thousands):

Property Type	Location	Risk Rating	Unpaid Principal Balance	Carrying Value Before Specific CECL Reserve	Specific CECL Reserve	Net Carrying Value	Interest Recognition Method / as of Date
Multifamily(1)	CA	4	$214,479	$212,877	$-	$212,877	Cost recovery/ 10/1/2023
Land	VA	5	151,326	151,326	(31,226)	120,100	Cost recovery/ 1/1/2023
Office(2)	CA	5	112,442	112,163	(20,523)	91,640	Cash basis/ 4/1/2023
Office	CA	4	98,214	97,827	-	97,827	Cost recovery/ 9/1/2023
Office	GA	5	71,492	71,094	(19,954)	51,140	Cost recovery/ 9/1/2023
Land	NY	4	67,000	67,000	-	67,000	Cash basis/ 11/1/2021
Other	Other	5	1,899	1,899	-	1,899	Cost recovery/ 7/1/2020
Other	NY	5	886	884	(884)	-	Cost recovery/ 6/30/2023
Total non-accrual (3)			$717,738	$715,070	$(72,587)	$642,483

(1)
As of March 31, 2024, this loan was classified as held-for-sale and subsequently was sold in April 2024.
(2)
During the year ended December 31, 2023, interest income of $0.3 million was recognized on a cash basis for this loan while on non-accrual status.
(3)
Loans classified as non-accrual represented 9.2% of the total loan portfolio at December 31, 2023, based on carrying value net of any specific CECL reserves. Excludes four loans with an aggregate carrying value of $490.2 million that are in maturity default but remain on accrual status as the borrower is either current on interest payments or interest is deemed collectible based on the underlying collateral value. Additionally, as of December 31, 2023, we have one loan with an aggregate carrying value of $78.4 million that is delinquent on interest payments but remains on accrual status as the interest is deemed collectible based on the underlying collateral value.

Current Expected Credit Losses

The current expected credit loss reserve required under GAAP reflects our current estimate of potential credit losses related to our loan commitments. See Note 2 for further detail of our current expected credit loss reserve methodology.

The following table illustrates the changes in the current expected credit loss reserve for our loans receivable held-for-investment for the three months ended March 31, 2024 and 2023, respectively ($ in thousands):

		General CECL Reserve
	Specific CECL Reserve	Loans Receivable Held-for-Investment	Unfunded Loan Commitments (1)	Total General CECL Reserve	Total CECL Reserve
Total reserve, December 31, 2022	$60,300	$68,347	$17,715	$86,062	$146,362
Reversal	-	(1,021)	(2,218)	(3,239)	(3,239)
Total reserve, March 31, 2023	$60,300	$67,326	$15,497	$82,823	$143,123

Total reserve, December 31, 2023	$72,587	$70,371	$9,726	$80,097	$152,684
Provision	47,285	23,358	(683)	22,675	69,960
Principal charge-offs	(42,266)	-	-	-	(42,266)
Total reserve, March 31, 2024	$77,606	$93,729	$9,043	$102,772	$180,378
Reserve at March 31, 2024 (2)	1.1%			1.5%	2.6%
(1)
The CECL reserve for unfunded commitments is included in other liabilities on the consolidated balance sheets.
(2)
Represents CECL reserve as a percent of total unpaid principal balance of loans receivable held-for-investment as of March 31, 2024.

During the three months ended March 31, 2024, we recorded a provision for current expected credit losses of $70.0 million, which consisted of a $22.7 million increase in our general CECL reserve and a $47.3 million increase in our specific CECL reserve prior to principal charge-offs. The increase in general CECL reserves was primarily attributable to changes in the historical loss rate of the analogous dataset and changes in risk ratings and non-accrual status within our loan portfolio, offset by the seasoning of our loan portfolio and a reduction in the size of our loan portfolio subject to determination of the general CECL reserve. As of March 31, 2024, our total current expected credit loss reserve was $180.4 million.

During the three months ended March 31, 2023, we recorded a reversal of current expected credit losses of $3.2 million, which was primarily attributable to the seasoning of our loan portfolio and a reduction in our loan portfolio’s total commitments. As of March 31, 2023, our total current expected credit loss reserve was $143.1 million.

Specific CECL Reserves

The following table presents a summary of our loans receivable held-for-investment with specific CECL reserves as of March 31, 2024 ($ in thousands):

Property Type	Location	Unpaid Principal Balance	Carrying Value Before Specific CECL Reserve	Specific CECL Reserve	Net Carrying Value
Land	VA	$151,565	$151,565	$31,465	$120,100
Office	CA	112,442	112,163	20,863	91,300
Office	GA	71,492	71,094	24,394	46,700
Other	NY	886	884	884	-
Total		$336,385	$335,706	$77,606	$258,100

As of December 31, 2023, we had a specific CECL reserve of $31.2 million in connection with a senior loan with a borrower that is experiencing financial difficulty. During the three months ended March 31, 2024, we recorded additional specific CECL reserves totaling $0.3 million as a result of protective advances made, resulting in a total specific CECL reserve of $31.5 million. The loan is secured by land in Arlington, VA and as of March 31, 2024, had an unpaid principal balance and carrying value prior to any specific CECL reserve of $151.6 million and is in maturity default. Effective January 1, 2023, this loan was placed on non-accrual status.

As of December 31, 2023, we had a specific CECL reserve of $20.5 million in connection with a senior loan with a borrower that is experiencing financial difficulty. During the three months ended March 31, 2024, we recorded additional specific CECL reserves totaling $0.4 million based on changes to the collateral value, resulting in a total specific CECL reserve of $20.9 million. The loan is secured by an office building in San Francisco, CA and a pledge of equity interests therein. As of March 31, 2024, this loan had an unpaid principal balance and carrying value prior to any specific CECL reserve of $112.4 million and $112.2 million, respectively, and is in maturity default. Effective September 1, 2023, this loan was placed on non-accrual status.

As of December 31, 2023, we had a specific CECL reserve of $20.0 million in connection with a senior loan with a borrower that is experiencing financial difficulty. During the three months ended March 31, 2024, we recorded additional specific CECL reserves totaling $4.4 million based on changes to the collateral value, resulting in a total specific CECL reserve of $24.4 million. The loan is secured by an office building in Atlanta, GA and a pledge of equity interests therein. As of March 31, 2024, this loan had an unpaid principal balance and carrying value prior to any specific CECL reserve of $71.5 million and $71.1 million, respectively, and an initial maturity date of August 27, 2024. Effective September 1, 2023, this loan was placed on non-accrual status.

As of December 31, 2023 and March 31, 2024, we had a specific CECL reserve of $0.9 million in connection with a subordinate loan with a borrower that is experiencing financial difficulty. The loan is secured by the equity interests in a retail condo in Brooklyn, NY and, as of March 31, 2024, had an unpaid principal balance and carrying value prior to any specific CECL reserve of $0.9 million and is in maturity default. Effective June 30, 2023, the loan was placed on non-accrual status.

Fair market values used to determine specific CECL reserves are calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach. Estimates of fair market values used to determine specific CECL reserves as of March 31, 2024 include assumptions of property specific cash flows over estimated holding periods, assumptions of property redevelopment costs, assumptions of leasing activities, discount rates ranging from 6.0% to 9.5%, and market and terminal capitalization rates ranging from 6.0% to 8.3%. These assumptions are based upon the nature of the properties, recent sales and lease comparables, and anticipated real estate and capital market conditions.

Our primary credit quality indicator is our internal risk rating, which is further discussed above. The following table presents the carrying value of our loans receivable held-for-investment as of March 31, 2024 by year of origination and risk rating, and the related charge-offs during the three months ended March 31, 2024 ($ in thousands):

			Carrying Value by Origination Year as of March 31, 2024
Risk Rating	Number of Loans	Carrying Value (1)	2024	2023	2022	2021	2020	2019	2018
1	-	$-	$-	$-	$-	$-	$-	$-	$-
2	-	-	-	-	-	-	-	-	-
3	42	4,745,828	-	100,989	2,086,342	1,093,076	-	1,021,130	444,291
4	15	1,723,173	-	-	382,148	566,781	87,750	520,538	165,956
5	5	259,999	-	-	-	46,700	91,300	1,899	120,100
	62	$6,729,000	$-	$100,989	$2,468,490	$1,706,557	$179,050	$1,543,567	$730,347
Charge-offs (2)		$-	$-	$-	$42,266	$-	$-	$-	$-

(1)
Net of specific CECL reserves of $77.6 million.
(2)
Principal charge-off recognized in connection with the anticipated sale of a senior loan classified as held-for-sale as of March 31, 2024.

The following table details overall statistics for our loans receivable held-for-investment:

	March 31, 2024	December 31, 2023
Weighted average yield to maturity(1)	9.1%	9.1%
Weighted average term to initial maturity	1.0 years	1.2 years
Weighted average term to fully extended maturity(2)	2.4 years	2.6 years

(1)
Represents the weighted average annualized yield to initial maturity of each loan, inclusive of coupon, and fees received, based on the applicable floating benchmark rate/floors (if applicable), in place as of March 31, 2024 and December 31, 2023. For loans placed on non-accrual, the annualized yield to initial maturity used in calculating the weighted average annualized yield to initial maturity is 0%.
(2)
Term to fully extended maturity is determined based on the maximum maturity of each of the corresponding loans, assuming all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.

Note 4. Equity Method Investment

On June 8, 2016, we acquired a 51% interest in CMTG/TT Mortgage REIT LLC (“CMTG/TT”) upon commencement of its operations. During its active investment period, CMTG/TT originated loans collateralized by institutional quality commercial real estate. CMTG/TT was consolidated in our financial statements from its inception through July 31, 2022. On August 1, 2022, the sole remaining loan held by this joint venture was converted to a new construction loan and we simultaneously amended the operating agreement of CMTG/TT whereby effective August 1, 2022, we are not deemed to be the primary beneficiary of CMTG/TT in accordance with ASC 810 and do not consolidate the joint venture. Effective April 1, 2023, the sole remaining loan held by CMTG/TT was placed on non-accrual status. As of March 31, 2024, the carrying value of our 51% equity interest in CMTG/TT approximated $42.4 million. At each reporting period, we assess whether there are any indicators of other-than-temporary impairment of our equity investments. There were no other than temporary impairments of our equity method investment through March 31, 2024.

Note 5. Real Estate Owned

The following table presents detail related to our hotel portfolio and mixed-use real estate owned, net as of March 31, 2024 and December 31, 2023 ($ in thousands):

	March 31, 2024	December 31, 2023
Land	$235,998	$235,998
Building	295,651	295,651
Capital improvements	4,901	4,436
Tenant improvements	4,414	4,414
Furniture, fixtures and equipment	6,500	6,500
Real estate owned	547,464	546,999
Less: accumulated depreciation	(26,439)	(24,040)
Real estate owned, net	$521,025	$522,959

Depreciation expense for the three months ended March 31, 2024 and 2023 was $2.4 million and $2.1 million, respectively. At each reporting period, we assess whether there are any indicators of impairment of our real estate owned assets. There were no impairments of our real estate owned assets through March 31, 2024.

The following table presents additional detail related to the revenues and operating expenses of our real estate owned properties ($ in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Revenue
Hotel portfolio	$12,017	$10,963
Mixed-Use property fixed rents	2,078	-
Mixed-Use property straight-line rent adjustment	31	-
Mixed-Use property variable rents	139	-
Mixed-Use property amortization of above and below market leases, net	(354)	-
Total revenue from real estate owned	$13,911	$10,963

Operating expenses
Hotel portfolio	$11,622	$10,000
Mixed-Use property	1,258	-
Total operating expenses from real estate owned	$12,880	$10,000

As of March 31, 2024, our mixed-use real estate owned property and related net lease intangible assets were pledged as collateral to our term participation facility. Effective April 2024, such pledge was released.

Leases

We have non-cancelable operating leases for space in our mixed-use property. These leases provide for fixed rent payments, which we recognize on a straight-line basis, and variable rent payments, including reimbursement of certain operating expenses and miscellaneous fees, which we recognize when earned. As of March 31, 2024, the future minimum fixed rents under our non-cancellable leases for each of the next five years and thereafter are as follows ($ in thousands):

Year	Amount
2024 (1)	$6,234
2025	8,383
2026	8,415
2027	8,432
2028	8,323
Thereafter	27,462
Total	$67,249

(1)
Contractual lease payments due for the remaining nine months of 2024.

Lease Intangibles

Upon acquisition of our mixed-use property on June 30, 2023, $20.1 million of the purchase price was allocated to lease related intangible assets including $4.8 million to in-place lease values, $17.9 million to above market lease values, $4.2 million to below market lease values, and $1.6 million to other lease related values.

As of March 31, 2024 and December 31, 2023, our lease intangibles are comprised of the following ($ in thousands):

Intangible	March 31, 2024	December 31, 2023
In-place, above market, and other lease values	$24,289	$24,289
Less: accumulated amortization	(1,944)	(1,296)
In-place, above market, and other lease values, net	$22,345	$22,993

Below market lease values	$(4,209)	$(4,209)
Less: accumulated amortization	283	188
Below market lease values, net	$(3,926)	$(4,021)

Amortization of in-place and other lease values for the three months ended March 31, 2024 was $0.2 million. Amortization of above market lease values for the three months ended March 31, 2024 was $0.4 million. Amortization of below market lease values for the three months ended March 31, 2024 was $0.1 million. We had no lease intangibles during the comparable prior period.

As of March 31, 2024, the estimated amortization of these intangibles for the next five years is approximately as follows ($ in thousands):

	In-place and Other Lease Values (1)	Above Market Lease Values (2)	Below Market Lease Values (2)
2024 (3)	$601	$(1,343)	$283
2025	802	(1,791)	377
2026	802	(1,791)	377
2027	802	(1,791)	377
2028	769	(1,771)	377
Thereafter	2,025	(8,057)	2,135
Total	$5,801	$(16,544)	$3,926

(1)
Amortization of in-place and other lease values is recognized in depreciation and amortization expense on our consolidated statements of operations.
(2)
Amortization of above and below market lease values, net is recognized in revenue from real estate owned on our consolidated statements of operations.
(3)
Represents amortization for the remaining nine months of 2024.

At acquisition, the weighted average amortization period for in-place and other lease values, above-market lease values, and below market lease values was approximately 8.9 years, 10.5 years, and 11.3 years, respectively.

Note 6. Debt Obligations

As of March 31, 2024 and December 31, 2023, we financed certain of our loans receivable using repurchase agreements, a term participation facility, the sale of loan participations, and notes payable. Further, we have a secured term loan and debt related to real estate owned. The financings bear interest at a rate equal to SOFR plus a credit spread or at a fixed rate.

The following table summarizes our financings as of March 31, 2024 and December 31, 2023 ($ in thousands):

	March 31, 2024			December 31, 2023
	Capacity	Borrowing Outstanding	Weighted Average Spread (1)	Capacity	Borrowing Outstanding	Weighted Average Spread(1)
Repurchase agreements and term participation facility (2)	$5,678,807	$4,098,509	+ 2.72%	$5,709,907	$4,271,112	+ 2.76%
Loan participations sold	100,634	100,634	+ 4.25%	120,634	120,634	+ 4.15%
Notes payable	432,867	265,596	+ 3.39%	419,867	286,827	+ 3.10%
Secured term loan	723,545	723,545	+ 4.50%	725,452	725,452	+ 4.50%
Debt related to real estate owned	280,000	280,000	+ 2.90%	290,000	290,000	+ 2.83%
Total / Weighted Average	$7,215,853	$5,468,284	+ 3.03%	$7,265,860	$5,694,025	+ 3.03%

(1)
Weighted average spread over the applicable benchmark rate is based on unpaid principal balance. SOFR as of March 31, 2024 and December 31, 2023 was 5.33% and 5.35%, respectively.
(2)
The repurchase agreements and term participation facility are partially recourse to us. As of March 31, 2024 and December 31, 2023, the weighted average recourse on both our repurchase agreements and term participation facility was 30% and 30%, respectively.

Repurchase Agreements and Term Participation Facility

Repurchase Agreements

The following table summarizes our repurchase agreements by lender as of March 31, 2024 ($ in thousands):

Lender	Initial Maturity	Fully Extended Maturity (1)	Maximum Capacity	Borrowing Outstanding and Carrying Value	Undrawn Capacity	Carrying Value of Collateral (2)
JP Morgan Chase Bank, N.A.	7/28/2026	7/28/2028	$1,880,465	$1,549,075	$331,390	$2,081,213
Morgan Stanley Bank, N.A.	1/26/2025	1/26/2025	1,000,000	741,831	258,169	1,031,371
Goldman Sachs Bank USA	5/31/2025 (3)	5/31/2027	500,000	144,659	355,341	186,962
Barclays Bank PLC	12/20/2024	12/20/2025	500,000	126,992	373,008	250,989
Deutsche Bank AG, New York Branch	6/26/2024	6/26/2026	400,000	344,945	55,055	619,035
Wells Fargo Bank, N.A.	9/29/2024	9/29/2026	750,000	693,782	56,218	938,288
Total			$5,030,465	$3,601,284	$1,429,181	$5,107,858

(1)
Facility maturity dates may be extended, subject to meeting prescribed conditions.
(2)
Net of specific CECL reserves, if any.
(3)
Assumes as of right extension is exercised, subject to meeting prescribed conditions.

The following table summarizes our repurchase agreements by lender as of December 31, 2023 ($ in thousands):

Lender	Initial Maturity	Fully Extended Maturity (1)	Maximum Capacity	Borrowing Outstanding and Carrying Value	Undrawn Capacity	Carrying Value of Collateral (2)
JP Morgan Chase Bank, N.A.	7/28/2026	7/28/2028	$1,905,465	$1,672,878	$232,587	$2,257,442
Morgan Stanley Bank, N.A	1/26/2024	1/26/2025	1,000,000	735,393	264,607	1,023,295
Goldman Sachs Bank USA	5/31/2025 (3)	5/31/2027	500,000	175,755	324,245	286,623
Barclays Bank PLC	12/20/2024	12/20/2025	500,000	135,129	364,871	250,823
Deutsche Bank AG, New York Branch	6/26/2024	6/26/2026	400,000	359,646	40,354	611,741
Wells Fargo Bank, N.A.	9/29/2024	9/29/2026	750,000	726,877	23,123	939,628
Total			$5,055,465	$3,805,678	$1,249,787	$5,369,552

(1)
Facility maturity dates may be extended, subject to meeting prescribed conditions.
(2)
Net of specific CECL reserves, if any.
(3)
Assumes as of right extension is exercised, subject to meeting prescribed conditions.

Term Participation Facility

On November 4, 2022, we entered into a master participation and administration agreement to finance certain of our mortgage loans. As of March 31, 2024, the facility had $648.3 million in financing commitments of which $497.2 million was outstanding. As of December 31, 2023, the facility had $654.4 million in financing commitments of which $465.4 million was outstanding. As of March 31, 2024, the maturity date of the facility is October 11, 2028. As of March 31, 2024, our mixed-use real estate owned property and related net lease intangible assets were pledged as collateral to our term participation facility. Effective April 2024, such pledge was released.

Our term participation facility as of March 31, 2024 is summarized as follows (in thousands):

Contractual Maturity Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral
10/11/2028 (1)	$497,225	$497,225	$923,353

(1)
In April 2024, a senior loan securing a portion of the term participation facility, which is classified as a loan receivable held-for-sale as of March 31, 2024, was sold, and the associated financing of $142.0 million was repaid in full.

Our term participation facility as of December 31, 2023 is summarized as follows ($ in thousands):

Contractual Maturity Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral
10/11/2028	$465,434	$465,434	$797,335

Loan Participations Sold

Our loan participations sold as of March 31, 2024 are summarized as follows (in thousands):

Contractual Maturity Date	Maximum Extension Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral (1)
10/18/2024	10/18/2024	$100,634	$100,633	$183,781
Total		$100,634	$100,633	$183,781

(1)
Includes cash reserve balances, if applicable.

Our loan participations sold as of December 31, 2023 are summarized as follows ($ in thousands):

Contractual Maturity Date	Maximum Extension Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral (1)
10/18/2024	10/18/2024	$100,634	$100,508	$182,723
12/31/2024	12/31/2025	20,000	20,000	157,346
Total		$120,634	$120,508	$340,069

(1)
Includes cash reserve balances, if applicable.

Notes Payable

Our notes payable as of March 31, 2024 are summarized as follows ($ in thousands):

Contractual Maturity Date	Maximum Extension Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral
5/13/2026	5/13/2027	$60,805	$60,124	$126,609
2/2/2026	2/2/2027	52,685	51,904	64,665
9/2/2026	9/2/2027	61,671	60,491	86,248
11/22/2024	11/24/2026	44,907	44,713	57,067
10/13/2025	10/13/2026	45,528	44,932	81,282
Total		$265,596	$262,164	$415,871

Our notes payable as of December 31, 2023 are summarized as follows ($ in thousands):

Contractual Maturity Date	Maximum Extension Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral
12/31/2024	12/31/2025	$110,714	$110,152	$157,346
2/2/2026	2/2/2027	50,418	49,576	61,941
9/2/2026	9/2/2027	46,267	45,063	64,270
11/22/2024	11/24/2026	39,504	39,237	52,662
10/13/2025	10/13/2026	39,924	39,313	65,637
Total		$286,827	$283,341	$401,856

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

The secured term loan as of March 31, 2024 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Interest Rate	Borrowing Outstanding	Carrying Value
8/9/2026	S + 4.50%	9.93%	$723,545	$711,876

(1)
SOFR at March 31, 2024 was 5.33%.

The secured term loan as of December 31, 2023 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Interest Rate	Borrowing Outstanding	Carrying Value
8/9/2026	S + 4.50%	9.95%	$725,452	$712,576

(1)
SOFR at December 31, 2023 was 5.35%.

Debt Related to Real Estate Owned, Net

On February 8, 2021 we assumed a $300.0 million securitized senior mortgage in connection with a foreclosure of a hotel portfolio. On February 7, 2024, we modified our debt related to real estate owned to provide for, among other things, an extension of the contractual maturity date to November 9, 2024, a $10.0 million principal paydown, and the designation of a portion of the loan becoming partial recourse to us. Concurrent with this modification, we purchased an interest rate cap with a notional amount of $280.0 million and a strike rate of 5.00% through the extended contractual maturity date for $0.5 million.

Our debt related to real estate owned as of March 31, 2024 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Net Interest Rate (1)	Borrowing Outstanding	Carrying Value
11/9/2024	S + 2.90%	7.90%	$280,000	$277,550

(1)
SOFR at March 31, 2024 was 5.33%, which exceeded the 5.00% ceiling provided by our interest rate cap. See Note 7 - Derivatives for further detail.

Our debt related to real estate owned as of December 31, 2023 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Net Interest Rate (1)	Borrowing Outstanding	Carrying Value
2/9/2024	S + 2.83%	5.83%	$290,000	$289,913

(1)
SOFR at December 31, 2023 was 5.35%, which exceeded the 3.00% ceiling provided by our interest rate cap. See Note 7 – Derivatives for further detail.

Short-Term Funding Facility

On June 29, 2022, we entered into a full recourse revolving credit facility with $150.0 million in capacity. The facility generally provides interim financing for eligible loans for up to 180 days at an initial advance rate between 55% to 75%, which begins to decline after the 90th day. The facility matures on June 29, 2025 and we incur interest at a rate of SOFR, plus a 0.10% credit spread adjustment, plus a spread of 2.25%. With the consent of our lenders, and subject to certain conditions, the commitment of the facility may be increased up to $500.0 million. As of March 31, 2024 and December 31, 2023, we had no outstanding balance on the facility.

Interest Expense and Amortization

The following table summarizes our interest and amortization expense on our secured financings, debt related to real estate owned and secured term loan for the three months ended March 31, 2024 and 2023, respectively ($ in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Interest expense on secured financings	$92,816	$82,950
Interest expense on secured term loan	18,245	17,241
Amortization of deferred financing costs	4,870	5,836
Interest and related expense	$115,931	$106,027
Interest expense on debt related to real estate owned (1)	6,329	5,444
Total interest and related expense	$122,260	$111,471

(1)
Interest on debt related to real estate owned includes $437,000 and $131,000 of amortization of deferred financing costs for the three months ended March 31, 2024 and 2023, respectively.

Financial Covenants

Our financing agreements generally contain certain financial covenants. For example, our ratio of earnings before interest, taxes, depreciation, and amortization (“EBITDA”), to interest charges, as defined in the agreements, shall be not less than either 1.3 to 1.0 or 1.5 to 1.0. Further, (i) our tangible net worth, as defined in the agreements, shall not be less than $2.06 billion as of each measurement date plus 75% of proceeds from future equity issuances; (ii) cash liquidity shall not be less than the greater of (x) $50 million or (y) 5% of our recourse indebtedness; and (iii) our indebtedness shall not exceed 77.8% of our total assets. As of March 31, 2024, we are in compliance with all covenants under our financing agreements. The requirements set forth in (i) through (iii) above are based upon the most restrictive financial covenants in place as of the reporting date. For the quarters ended December 31, 2023 and March 31, 2024, we modified certain of our EBITDA to interest charges covenants to provide for a minimum ratio of 1.3 to 1.0 for such covenants which previously required a minimum ratio of 1.4 to 1.0. Future compliance with our financial covenants is dependent upon the results of our operating activities, our financial condition, and the overall market conditions in which we and our borrowers operate. As market conditions evolve, we may work with our counterparties to request modifications of financial covenants as needed.

Note 7. Derivatives

On June 2, 2021 and in connection with our debt related to real estate owned, we acquired an interest rate cap with a notional amount of $290.0 million, a strike rate of 3.00%, and a maturity date of February 15, 2024 for $0.3 million. Such interest rate cap effectively limited the maximum interest rate of our debt related to real estate owned to 5.83% through its maturity. On February 7, 2024 and in connection with the modification of our debt related to real estate owned, we acquired an interest rate cap with a notional amount of $280.0 million, a strike rate of 5.00%, and a maturity date of November 15, 2024 for $0.5 million. Such interest rate cap effectively limits the maximum interest rate of our debt related to real estate owned to 7.90% through its maturity.

Changes in the fair value of our interest rate cap are recorded as an unrealized gain or loss on interest rate cap on our consolidated statements of operations and the fair value is recorded in other assets on our consolidated balance sheets. Proceeds received from our counterparty related to the interest rate cap are recorded as proceeds from interest rate cap on our consolidated statements of operations. As of March 31, 2024 and December 31, 2023, the fair value of the interest rate cap was $0.4 million and $0.9 million, respectively. During the three months ended March 31, 2024 and 2023, we recognized $0.9 million and $1.2 million, respectively, of proceeds from interest rate cap.

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

Financial Instruments Reported at Fair Value

The fair value of our interest rate cap is determined by using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the interest rate cap. The variable interest rates used in the calculation of projected receipts on the interest rate cap are based on a third-party expert’s expectation of future interest rates derived from observable market interest rate curves and volatilities. Our interest rate cap is classified as Level 2 in the fair value hierarchy and is valued at $0.4 million and $0.9 million at March 31, 2024 and December 31, 2023, respectively.

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows ($ in thousands):

	March 31, 2024
	Carrying	Unpaid Principal		Fair Value Hierarchy Level
	Value	Balance	Fair Value	Level 1	Level 2	Level 3
Loans receivable held-for-investment, net	$6,635,271	$6,825,672	$6,614,109	$-	$-	$6,614,109
Loans receivable held-for-sale	172,177	173,780	172,177	-	-	172,177
Repurchase agreements	3,601,284	3,601,284	3,601,284	-	-	3,601,284
Term participation facility	497,225	497,225	494,555	-	-	494,555
Loan participations sold, net	100,633	100,634	100,182	-	-	100,182
Notes payable, net	262,164	265,596	263,572	-	-	263,572
Secured term loan, net	711,876	723,545	676,514	-	-	676,514
Debt related to real estate owned, net	277,550	280,000	276,671	-	-	276,671

	December 31, 2023
	Carrying	Unpaid Principal		Fair Value Hierarchy Level
	Value	Balance	Fair Value	Level 1	Level 2	Level 3
Loans receivable held-for-investment, net	$6,877,425	$7,044,524	$6,875,377	$-	$-	$6,875,377
Loans receivable held-for-sale	261,709	264,065	261,709	-	-	261,709
Repurchase agreements	3,805,678	3,805,678	3,805,678	-	-	3,805,678
Term participation facility	465,434	465,434	463,010	-	-	463,010
Loan participations sold, net	120,508	120,634	120,000	-	-	120,000
Notes payable, net	283,341	286,827	284,904	-	-	284,904
Secured term loan, net	712,576	725,452	694,620	-	-	694,620
Debt related to real estate owned, net	289,913	290,000	289,422	-	-	289,422

Note 9. Equity

Common Stock

Our charter provides for the issuance of up to 500,000,000 shares of common stock with a par value of $0.01 per share. We had 138,746,691 and 138,745,357 shares of common stock issued and 138,746,691 and 138,745,357 shares of common stock outstanding as of March 31, 2024 and December 31, 2023, respectively.

The following table provides a summary of the number of shares of common stock outstanding during the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended
Common Stock Outstanding	March 31, 2024	March 31, 2023
Beginning balance	138,745,357	138,376,144
Conversion of fully vested RSUs to common stock	1,334	-
Ending balance	138,746,691	138,376,144

Dividends

The following tables detail our dividend activity for common stock ($ in thousands, except per share data):

For the Quarter Ended
March 31, 2024
	Amount	Per Share
Dividends declared - common stock	$34,687	$0.25
Record Date - common stock	March 29, 2024
Payment Date - common stock	April 15, 2024

For the Quarter Ended
March 31, 2023
	Amount	Per Share
Dividends declared - common stock	$51,199	$0.37
Record Date - common stock	March 31, 2023
Payment Date - common stock	April 14, 2023

Note 10. Earnings Per Share

We calculate basic earnings per share (“EPS”) using the two-class method, which defines unvested share-based payment awards that contain nonforfeitable rights to dividends as participating securities. Under the two-class method, both distributed and undistributed earnings are allocated to common stock and participating securities based on their respective rights. Basic EPS is calculated by dividing our net income (loss) less participating securities’ share in earnings by the weighted average number of shares of common stock outstanding during each period.

Diluted EPS is calculated under the more dilutive of the treasury stock or the two-class method. Under the treasury stock method, diluted EPS is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding plus the incremental potential shares of common stock assumed issued during the period if they are dilutive.

As of March 31, 2024 and 2023, we had no dilutive securities. As a result, basic and diluted EPS are the same. The calculation of basic and diluted EPS is as follows ($ in thousands, except for share and per share data):

	Three Months Ended
	March 31, 2024	March 31, 2023
Net (loss) income	$(52,795)	$36,678
Dividends on participating securities (1)	(924)	(1,201)
Participating securities’ share in earnings	-	-
Basic (loss) earnings	$(53,719)	$35,477
Weighted average shares of common stock outstanding, basic and diluted (2)	138,791,113	138,385,810
Net income per share of common stock, basic and diluted	$(0.39)	$0.26

(1)
For the three months ended March 31, 2024 and 2023, dividends on participating securities excludes $11,000 and $3,600 of dividends on fully vested RSUs.
(2)
Amounts as of March 31, 2024 and 2023 include 45,231 and 9,730 fully vested RSUs.

For the three months ended March 31, 2024 and 2023, 2,612,712 and 2,183,169 of weighted average unvested RSUs, respectively, were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

Note 11. Related Party Transactions

Our activities are managed by our Manager. Pursuant to the terms of the Management Agreement, our Manager is responsible for originating investment opportunities, providing asset management services and administering our day-to-day operations. Our Manager is entitled to receive a management fee, an incentive fee, and a termination fee as defined below.

The following table summarizes our management and incentive fees ($ in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Management fees	$9,210	$9,656
Incentive fees	-	1,558
Total	$9,210	$11,214

Management Fees

Effective October 1, 2015, our Manager earns a base management fee in an amount equal to 1.50% per annum of Stockholders’ Equity, as defined in the Management Agreement. Management fees are reduced by our pro rata share of any management fees and incentive fees (if incentive fees are not incurred by us) incurred to our Manager by CMTG/TT. Management fees are paid quarterly, in arrears, and $9.2 million and $9.3 million were accrued and were included in management fee payable – affiliate, on our consolidated balance sheets at March 31, 2024 and December 31, 2023, respectively.

Incentive Fees

Our Manager is entitled to an incentive fee equal to 20% of the excess of our Core Earnings on a rolling four-quarter basis, as defined in the Management Agreement, over a 7.00% return on Stockholders’ Equity. Incentive fees are reduced by our pro rata share of any incentive fees incurred to our Manager by CMTG/TT.

There were no accrued incentive fees on our consolidated balance sheets as of March 31, 2024 and December 31, 2023.

Termination Fees

If we elect to terminate the Management Agreement, we are required to pay our Manager a termination fee equal to three times the sum of the average total annual amount of management fees and the average annual incentive fee paid by us over the prior two years.

Reimbursable Expenses

Our Manager or its affiliates are entitled to reimbursement for certain documented costs and expenses incurred by them on our behalf, as set forth in the Management Agreement, excluding any expenses specifically required to be borne by our Manager under the Management Agreement. For the three months ended March 31, 2024 and 2023, we incurred $0.7 million and $0.7 million, respectively, of reimbursable expenses incurred on our behalf by our Manager which are included in general and administrative expenses on our consolidated statements of operations. As of March 31, 2024 and December 31, 2023, $0.7 million and $1.0 million, respectively, of reimbursable expenses incurred on our behalf and due to our Manager are included in other liabilities on our consolidated balance sheets.

Note 12. Stock-Based Compensation

Incentive Award Plan

We are externally managed and do not currently have any employees. On March 30, 2016, we adopted the 2016 Incentive Award Plan (the “Plan”) to promote the success and enhance the value of the Company by linking the individual interests of employees of our Manager and its affiliates to those of our stockholders. As of March 31, 2024, the maximum remaining number of shares that may be issued under the Plan is 3,810,582 shares. Awards granted under the Plan may be granted with the right to receive dividend equivalents and generally vest in equal installments on the specified anniversaries of the grant.

Deferred Compensation Plan

On May 24, 2022, we adopted the Deferred Compensation Plan to provide our directors and certain executives with an opportunity to defer payment of their stock-based compensation or RSUs and director cash fees, if applicable, pursuant to the terms of the Deferred Compensation Plan.

Under our Deferred Compensation Plan, certain of our Board members elected to receive the annual fees and/or time-based RSUs to which they are entitled under our Non-Employee Director Compensation Program in the form of deferred RSUs. Accordingly, during the three months ended March 31, 2024 and 2023, we issued 3,451 and 2,880, respectively, of deferred RSUs in lieu of cash fees to such directors, and recognized a related expense of approximately $47,000 and $43,000, respectively, which is included in general and administrative expenses on our consolidated statements of operations.

Non-Employee Director Compensation Program

The Board awards time-based RSUs to eligible non-employee Board members on an annual basis as part of such Board members’ annual compensation in accordance with the Non-Employee Director Compensation Program. The time-based awards are generally issued in the second quarter on the date of the annual meeting of our stockholders, in conjunction with the director’s election to the Board, and the awards vest on the earlier of (x) the one-year anniversary of the grant date and (y) the date of the next annual meeting of our stockholders following the grant date, subject to the applicable participants’ continued service through such vesting date. Effective January 1, 2024, our Non-Employee Director Compensation Program was amended to increase the value of the annual director grants and increase the annual retainer fees payable to the chair and members of the Nominating and Corporate Governing Committee, members of the Compensation Committee and the Lead Independent Director, as set forth in the Non-Employee Director Compensation Program. The foregoing description of the amendment is qualified in its entirety by reference to the amendment, which is attached hereto and filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

Stock-Based Compensation Expense

For the three months ended March 31, 2024 and 2023, we recognized $4.4 million and $3.4 million, respectively, of stock-based compensation expense related to the RSUs which is considered a non-cash expense.

Stock-based compensation expense is recognized in earnings on a straight-line basis over the applicable award’s vesting period. Forfeitures of stock-based compensation awards are recognized as they occur. As of March 31, 2024, total unrecognized compensation expense was $35.6 million based on the grant date fair value of RSUs granted. This expense is expected to be recognized over a remaining period of 2.0 years from March 31, 2024.

We may allow participants of the Plan to settle their tax liabilities through a reduction of their vested RSU delivery. Such amount will result in a corresponding adjustment to additional paid-in capital and a cash payment to our Manager or its affiliates in order to remit the required statutory tax withholding to each respective taxing authority. Similarly, during the three months ended September 30, 2023, we amended the RSU grant agreements of certain participants with respect to whom neither we nor our Manager or its affiliates had a statutory basis to withhold required tax payments. Such amendments provided for partial cash settlement of fully vested RSUs as of the date of the amendments in order to facilitate the satisfaction by such participants of income tax obligations arising from delivery of common stock to settle vested RSUs. There were no deliveries of shares of common stock for vested RSUs during the three months ended March 31, 2024.

The following tables detail the time-based RSU activity during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value Per Share	Number of Restricted Share Units	Weighted Average Grant Date Fair Value Per Share
Unvested, beginning of period	2,526,202	$15.31	2,159,280	$18.74
Granted	1,175,000	$9.64	1,100,000	$11.30
Vested	(1,334)	$11.30	-	$-
Forfeited	(5,166)	$13.69	(12,500)	$18.72
Unvested, end of period	3,694,702	$13.51	3,246,780	$16.22

Note 13. Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with our taxable year ended December 31, 2015 and expect to continue to operate so as to qualify as a REIT. As a result, we will generally not be subject to federal and state income tax on that portion of our income that we distribute to stockholders if we (i) distribute at least 90% of our taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains, and (ii) comply with certain other requirements to qualify as a REIT. Since Commencement of Operations, we have been in compliance with all REIT requirements and we plan to continue to operate so that we meet the requirements for taxation as a REIT. Therefore, other than amounts relating to our taxable REIT subsidiary (“TRS”), as described below, we have not provided for current income tax expense related to our REIT taxable income for the three months ended March 31, 2024 and 2023, respectively. Additionally, no provision has been made for federal or state income taxes in the accompanying financial statements, as we believe we have met the prescribed requisite requirements.

Our real estate owned hotel portfolio is held in a TRS. A TRS is a corporation that is owned directly or indirectly by a REIT and has jointly elected with the REIT to be treated as a TRS for tax purposes. Given the TRS’ history of generating taxable losses, we are not able to conclude that it is more likely than not that we will realize the future benefit of the TRS’s deferred tax assets and recorded a full valuation allowance. Given the full valuation allowance, we did not record a provision for income taxes for the three months ended March 31, 2024 and 2023, and we did not have any deferred tax assets or deferred tax liabilities as of March 31, 2024 and December 31, 2023. The deferred tax asset and valuation allowance at March 31, 2024 were $25.5 million, respectively. The deferred tax asset and valuation allowance at December 31, 2023 were $21.7 million, respectively.

We recognize tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions, if applicable, are included as a component of the provision for income taxes in our consolidated statements of operations. As of March 31, 2024 and December 31, 2023, we have not recorded any amounts for uncertain tax positions.

Our tax returns are subject to audit by taxing authorities. Tax years 2020 and onward remain open to examination by major taxing jurisdictions in which we are subject to taxes.

Note 14. Commitments and Contingencies

We hold a 51% interest in CMTG/TT as a result of committing to invest $124.9 million in CMTG/TT. Distributions representing repayment proceeds from CMTG/TT’s loans may be recalled by CMTG/TT, if the repayment occurred at least six months prior to the loan’s initial maturity date. As of March 31, 2024 and December 31, 2023, we have contributed $163.1 million and $163.1 million, respectively, to CMTG/TT and have received return of capital distributions of $123.3 million, of which $111.1 million were recallable. As of March 31, 2024 and December 31, 2023, our remaining capital commitment to CMTG/TT was $72.9 million and $72.9 million, respectively.

As of March 31, 2024 and December 31, 2023, we had aggregate unfunded loan commitments of $890.3 million and $1.1 billion respectively, which amounts will generally be funded to finance construction or leasing related expenditures by our borrowers, subject to them achieving certain conditions precedent to such funding. These future commitments will expire over the remaining term of the loans, none of which exceed five years.

Our contractual payments due under all financings were as follows as of March 31, 2024 ($ in thousands):

Year	Initial Maturity	Fully Extended Maturity(2)
2024(1)	$2,432,000	$1,064,918
2025	1,609,696	1,203,952
2026	1,426,587	1,873,446
2027	-	1,037,881
2028	-	288,087
Total	$5,468,284	$5,468,284

(1) Includes financings outstanding of $323.3 million related to six loans in maturity default with aggregate unpaid principal balance of $656.5 million.

(2) Fully extended maturity is based on the earlier of the fully extended maturity date of each individual corresponding loan receivable or the maximum maturity date under the respective financing agreement, assuming conditions to extend are met.

In the normal course of business, we may enter into contracts that contain a variety of representations and provide for general indemnifications. Our maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against us that have not yet occurred. However, based on experience, we expect the risk of loss to be remote.

Note 15. Subsequent Events

We have evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that the following events have occurred:

1.
In April 2024, we sold a senior loan. See Note 3 - Loan Portfolio for further information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. References herein to “Claros Mortgage Trust,” “Company”, “we”, “us” or “our” refer to Claros Mortgage Trust, Inc. and its subsidiaries unless the context specifically requires otherwise. References to our “Manager” refer to Claros REIT Management LP and references to our “Sponsor” refer to Mack Real Estate Credit Strategies, L.P. (“MRECS”), the CRE lending and debt investment business affiliated with our Manager and Mack Real Estate Group, LLC (“MREG”). Although MRECS and MREG are distinct legal entities, for convenience, references to our “Sponsor” are deemed to include references to MRECS and MREG, individually or collectively, as appropriate for the context and unless otherwise indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements herein and will make forward-looking statements in future filings with the SEC, press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, it intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: our business and investment strategy; changes in interest rates and their impact on our borrowers and on the availability and cost of our financing; our projected operating results; defaults by borrowers in paying debt service on outstanding loans; the timing of cash flows, if any, from our investments; the state of the U.S. and global economy generally or in specific geographic regions; reduced demand for office, multifamily or retail space, including as a result of the increase in remote and/or hybrid work trends which allow work from remote locations other than the employer’s office premises; governmental actions and initiatives and changes to government policies; the amount of commercial mortgage loans requiring refinancing; our ability to obtain and maintain financing arrangements on attractive terms, or at all; our ability to maintain compliance with covenants under our financing arrangements; current and prospective financing costs and advance rates for our target assets; our expected leverage; general volatility of the capital markets and the markets in which we may invest and our borrowers operate in; the impact of a protracted decline in the liquidity of capital markets on our business; the state of the regional, national, and global banking systems; the uncertainty surrounding the strength of the national and global economies; the return on or impact of current and future investments, including our loan portfolio and real estate owned investments; allocation of investment opportunities to us by our Manager and our Sponsor; changes in the market value of our investments; effects of hedging instruments on our target assets; rates of default, decreased recovery rates, and/or increased loss severity rates on our target assets and related impairment charges, including as it relates to our real estate owned investments; the degree to which our hedging strategies may or may not protect us from interest rate volatility; changes in governmental regulations, tax law and rates, and similar matters (including interpretation thereof); our ability to maintain our qualification as a real estate investment trust (“REIT”); our ability to maintain our exclusion from registration under the Investment Company Act of 1940 (the “1940 Act”); availability and attractiveness of investment opportunities we are able to originate in our target assets; the ability of our Manager to locate suitable investments for us, monitor, service and administer our investments and execute our investment strategy; availability of qualified personnel from our Sponsor and its affiliates, including our Manager; estimates relating to our ability to pay dividends to our stockholders in the future; our understanding of our competition; impact of increased competition on projected returns; geopolitical or economic conditions or uncertainty, which may include military conflicts and activities (including the military conflicts between Russia and Ukraine, Israel and Hamas, and elsewhere throughout the Middle East and North Africa more broadly), tensions involving Russia, China, and Iran, political instability, social unrest, civil disturbances, terrorism, natural disasters and pandemics; and market trends in our industry, interest rates, real estate values, the debt markets generally, the CRE debt market or the general economy.

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

We were organized as a Maryland corporation on April 29, 2015 and commenced operations on August 25, 2015, and our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol “CMTG.” We have elected and believe we have qualified to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015. We are externally managed and advised by our Manager, an investment adviser registered with the Securities and Exchange Commission (“SEC”) pursuant to the Investment Advisers Act of 1940, as amended (the “Advisers Act”). We operate our business in a manner that permits us to maintain our exclusion from registration under the Investment Company Act of 1940, as amended (the “1940 Act”).

I. Key Financial Measures and Indicators

As a CRE finance company, we believe the key financial measures and indicators for our business are net income (loss) per share, Distributable Earnings (Loss) per share, Distributable Earnings per share prior to realized gains and losses, which includes principal charge-offs, dividends declared per share, book value per share, adjusted book value per share, Net Debt-to-Equity Ratio and Total Leverage Ratio. During the three months ended March 31, 2024, we had net loss per share of $(0.39), Distributable Loss per share of ($0.12), Distributable Earnings per share prior to realized losses of $0.20, and dividends declared per share of $0.25. As of March 31, 2024, our book value per share was $15.55, our adjusted book value per share was $16.47, our Net-Debt-to-Equity Ratio was 2.4x, and our Total Leverage Ratio was 2.8x. We use Net Debt-to-Equity Ratio and Total Leverage Ratio, financial measures which are not prepared in accordance with GAAP, to evaluate our financial leverage, which in the case of our Total Leverage Ratio, makes certain adjustments that we believe provide a more conservative measure of our financial condition.

Net (Loss) Income Per Share and Dividends Declared Per Share

The following table sets forth the calculation of basic and diluted net (loss) income per share and dividends declared per share ($ in thousands, except share and per share data):

	Three Months Ended
	March 31, 2024	December 31, 2023
Net (loss) income	$(52,795)	$34,043
Weighted average shares of common stock outstanding, basic and diluted	138,791,113	138,776,355
Basic and diluted net (loss) income per share of common stock	$(0.39)	$0.24
Dividends declared per share of common stock	$0.25	$0.25

We intend to declare and pay regular quarterly dividends to our stockholders, although all future distributions will be declared and paid at the discretion of the Board and will depend upon cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code and such other factors as the Board deems relevant.

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

In order to maintain our status as a REIT, we are required to distribute at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, as dividends. Distributable Earnings (Loss), Distributable Earnings prior to realized gains and losses, and other similar measures, have historically been a useful indicator over time of a mortgage REIT’s ability to cover its dividends, and to mortgage REITs themselves in determining the amount of any dividends to declare. Distributable Earnings (Loss) and Distributable Earnings prior to realized gains and losses are key factors, among others, considered by the Board in determining the dividend each quarter and as such we believe Distributable Earnings (Loss) and Distributable Earnings prior to realized gains and losses are also useful to investors.

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

In determining Distributable Earnings (Loss) per share and Distributable Earnings per share prior to realized gains and losses, the dilutive effect of unvested RSUs is considered. The weighted average diluted shares outstanding used for Distributable Earnings (Loss) and Distributable Earnings per share prior to realized gains and losses have been adjusted from weighted average diluted shares under GAAP to include weighted average unvested RSUs.

The table below summarizes the reconciliation from weighted average diluted shares under GAAP to the weighted average diluted shares used for Distributable Earnings (Loss) and Distributable Earnings prior to realized gains and losses for the three months ended March 31, 2024 and December 31, 2023:

	Three Months Ended
Weighted Averages	March 31, 2024	December 31, 2023
Diluted Shares - GAAP	138,791,113	138,776,355
Unvested RSUs	2,612,712	2,545,217
Diluted Shares - Distributable Earnings (Loss)	141,403,825	141,321,572

The following table provides a reconciliation of net (loss) income to Distributable (Loss) Earnings and Distributable Earnings prior to realized losses ($ in thousands, except share and per share data):

	Three Months Ended
	March 31, 2024	December 31, 2023
Net (loss) income:	$(52,795)	$34,043
Adjustments:
Non-cash stock-based compensation expense	4,353	4,469
Provision for current expected credit loss reserve	69,960	5,247
Depreciation and amortization expense	2,599	2,579
Amortization of above and below market lease values, net	354	354
Unrealized loss on interest rate cap	998	1,835
Loss on extinguishment of debt	2,244	-
Gain on foreclosure of real estate owned	-	(4,162)
Distributable Earnings prior to realized losses	$27,713	$44,365
Loss on extinguishment of debt	(2,244)	-
Principal charge-offs	(42,266)	(7,468)
Distributable (Loss) Earnings	$(16,797)	$36,897
Weighted average diluted shares - Distributable (Loss) Earnings	141,403,825	141,321,572
Diluted Distributable Earnings per share prior to realized losses	$0.20	$0.31
Diluted Distributable (Loss) Earnings per share	$(0.12)	$0.26

Book Value Per Share

We believe that presenting book value per share adjusted for the general current expected credit loss reserve and accumulated depreciation and amortization on our real estate owned and related lease intangibles is useful for investors as it enhances the comparability to our peers. We believe that our investors and lenders consider book value excluding these items as an important metric related to our overall capitalization.

The following table sets forth the calculation of our book value and our adjusted book value per share as of March 31, 2024 and December 31, 2023 ($ in thousands, except share and per share data):

	March 31, 2024	December 31, 2023
Equity	$2,215,883	$2,299,900
Number of shares of common stock outstanding and RSUs	142,486,624	141,313,339
Book Value per share(1)	$15.55	$16.28
Add back: accumulated depreciation and amortization on real estate owned and related lease intangibles	0.20	0.18
Add back: general CECL reserve	0.72	0.57
Adjusted Book Value per share	$16.47	$17.03

(1)
Calculated as (i) total equity divided by (ii) number of shares of common stock outstanding and RSUs at period end.

II. Our Portfolio

The below table summarizes our loans receivable held-for-investment as of March 31, 2024 ($ in thousands):

					Weighted Average(3)
	Number of Loans	Loan Commitment(1)	Unpaid Principal Balance	Carrying Value(2)	Yield to Maturity(4)	Term to Initial Maturity (in years)	Term to Fully Extended Maturity (in years) (5)	LTV(6)
Senior and subordinate loans	62	$7,716,014	$6,825,672	$6,729,000	9.1%	1.0 years	2.4 years	69.2%

(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Net of specific CECL reserve of $77.6 million.
(3)
Weighted averages are based on unpaid principal balance.
(4)
Represents the weighted average annualized yield to initial maturity of each loan, inclusive of coupon, and fees received, based on the applicable floating benchmark rate/floors (if applicable), in place as of March 31, 2024. For loans placed on non-accrual, the annualized yield to initial maturity used in calculating the weighted average annualized yield to initial maturity is 0%.
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

In April 2024, we sold a senior loan collateralized by two multifamily properties under development located in Irvine, CA and equity interests therein to an unaffiliated purchaser with a then carrying value and unpaid principal balance of $216.8 million and $218.4 million, respectively. As of March 31, 2024, the loan had carrying value and unpaid principal balance of $214.4 million and $216.0 million, respectively, and we determined that this loan met the held-for-sale criteria and was not considered in determining our general CECL reserve. The loan receivable held-for-sale is presented on our consolidated balance sheet net of a $42.3 million principal charge-off, representing the difference between the carrying value before principal charge-off and the sales price of the loan, and is attributable to the construction status of the loan’s collateral status and its $44.9 million of remaining unfunded commitments. The loan was on non-accrual status effective October 1, 2023 and was risk rated 4.

In January 2024, we sold three senior loans to an unaffiliated purchaser. As of December 31, 2023, we determined that these loans met the held-for-sale criteria and were not considered in determining our general CECL reserve. The loans receivable held-for-sale were presented net of a $7.5 million principal charge-off, representing the difference between the carrying values before principal charge-off and the sales price of the loans. Two of the three loans were sold at their respective carrying values, while the principal charge off was allocated and attributable to the construction status of the third loan’s collateral asset and its $105.0 million of remaining unfunded commitments.

Our loans receivable held-for-sale as of December 31, 2023 were comprised of the following loans ($ in thousands):

Property Type	Location	Loan Commitment	Unpaid Principal Balance	Carrying Value Before Principal Charge-Off	Principal Charge-Off	Held-For-Sale Carrying Value
For Sale Condo	FL	$160,000	$158,180	$157,346	$-	$157,346
Multifamily	FL	77,115	76,580	76,275	-	76,275
Mixed-Use	FL	141,791	36,773	35,556	(7,468)	28,088
Total		$378,906	$271,533	$269,177	$(7,468)	$261,709

Portfolio Activity and Overview

The following table summarizes changes in unpaid principal balance for our loans receivable held-for-investment ($ in thousands):

Three Months Ended March 31, 2024
Unpaid principal balance, beginning of period	$7,044,524
Advances on loans	143,354
Loan repayments	(146,160)
Transfer to loans held-for-sale	(216,046)
Total net fundings / (repayments)	(218,852)
Unpaid principal balance, end of period	$6,825,672

The following table details our individual loan receivables held-for-investment based on unpaid principal balances as of March 31, 2024 ($ in thousands):

Loan Number	Loan Type	Origination Date	Loan Commitment(1)	Unpaid Principal Balance	Carrying Value(2)	Fully Extended Maturity(3)	Property Type (4)	Construction (4, 5)	Location	Risk Rating
1	Senior	12/16/2021	405,000	401,157	399,665	6/16/2027	Multifamily	-	CA	4
2	Senior	11/1/2019	390,000	390,000	389,655	11/1/2026	Multifamily	-	NY	3
3	Senior	7/12/2018	260,000	260,000	261,350	8/1/2028	Hospitality	-	NY	3
4	Senior	7/26/2021	225,000	225,000	225,024	7/26/2026	Hospitality	-	GA	3
5	Senior	6/30/2022	227,000	219,976	218,999	6/30/2029	Hospitality	-	CA	3
6	Senior	8/17/2022	235,000	213,831	212,973	8/17/2027	Hospitality	-	CA	3
7	Senior	10/18/2019	247,260	208,928	208,928	10/18/2024	For Sale Condo	-	CA	3
8	Senior	10/4/2019	194,943	187,129	186,962	10/1/2025	Mixed-Use	-	DC	3
9	Senior	9/7/2018	182,970	182,970	182,941	10/18/2024	Land	-	NY	3
10	Senior	9/26/2019	319,900	181,038	181,038	3/31/2026	Office	-	GA	4
11	Senior	1/14/2022	170,000	170,000	169,565	1/14/2027	Multifamily	-	CO	3
12	Senior	4/14/2022	193,400	168,941	168,281	4/14/2027	Multifamily	-	MI	3
13	Senior	9/8/2022	160,000	155,000	154,245	9/8/2027	Multifamily	-	AZ	3
14	Senior	1/9/2018	151,565	151,565	120,100	1/9/2024	Land	-	VA	5
15	Senior	2/28/2019	150,000	150,000	150,000	2/28/2024	Office	-	CT	4
16	Senior	12/30/2021	136,500	136,500	136,244	12/30/2025	Multifamily	-	PA	3
17	Senior	4/26/2022	151,698	136,355	135,685	4/26/2027	Multifamily	-	TX	3
18	Senior	12/10/2021	130,000	130,000	129,747	12/10/2026	Multifamily	-	VA	3
19	Senior	5/13/2022	202,500	128,394	126,609	5/13/2027	Mixed-Use	Y	VA	3
20	Subordinate	12/9/2021	125,000	125,000	124,832	1/1/2027	Office	-	IL	3
21	Senior	6/17/2022	127,250	123,346	122,640	6/17/2027	Multifamily	-	TX	3
22	Senior	9/30/2019	122,500	122,500	122,500	2/9/2027	Office	-	NY	4
23	Senior	4/29/2019	122,123	119,798	119,773	4/29/2025	Mixed-Use	-	NY	3
24	Senior	3/1/2022	122,000	119,084	118,587	2/28/2027	Multifamily	-	TX	4
25	Senior	8/8/2022	115,000	115,000	114,952	8/8/2027	Multifamily	-	CO	3
26	Senior	7/20/2021	113,500	113,500	113,724	7/20/2026	Multifamily	-	IL	3
27	Senior	2/13/2020	124,810	112,442	91,300	2/13/2025	Office	-	CA	5
28	Senior	12/15/2021	103,000	103,000	102,789	12/15/2026	Mixed-Use	-	TN	3
29	Senior	3/22/2021	148,303	102,107	101,618	3/22/2026	Other	-	MA	3
30	Senior	3/21/2023	101,059	101,059	100,989	4/1/2028	Hospitality	-	CA	3
31	Senior	8/2/2021	100,000	98,214	97,827	8/2/2026	Office	-	CA	4
32	Senior	1/27/2022	100,800	96,529	96,082	1/27/2027	Multifamily	-	NV	4
33	Senior	9/2/2022	176,257	87,917	86,247	9/2/2027	Multifamily	Y	UT	3
34	Senior	3/31/2020	87,750	87,750	87,750	2/9/2025	Office	-	TX	4
35	Senior	12/21/2018	87,741	87,741	88,166	6/21/2022	Land	-	NY	4
36	Senior	11/4/2022	140,000	83,983	83,087	11/9/2026	Other	Y	MA	3
37	Senior	10/13/2022	106,500	82,172	81,282	10/13/2026	Other	Y	NV	3
38	Senior	1/10/2022	130,461	80,786	79,763	1/9/2027	Other	-	PA	3
39	Senior	8/1/2022	115,250	78,500	78,437	7/30/2026	Hospitality	Y	NY	4
40	Senior	7/10/2018	77,790	77,790	77,790	6/10/2024	Hospitality	-	CA	4
41	Senior	7/27/2022	76,000	75,550	75,360	7/27/2027	Multifamily	-	UT	3
42	Senior	4/5/2019	75,500	75,500	75,500	12/31/2024	Mixed-Use	-	NY	3
43	Senior	6/3/2021	79,600	71,780	71,699	6/3/2026	Other	-	MI	3
44	Senior	8/27/2021	84,810	71,492	46,700	8/27/2026	Office	-	GA	5
45	Senior	12/22/2021	83,901	69,519	69,292	12/22/2026	Multifamily	-	TX	4
46	Senior	7/31/2019	67,000	67,000	67,000	10/31/2021	Land	-	NY	4
47	Senior	2/2/2022	90,000	65,378	64,665	2/2/2027	Office	-	WA	3
48	Senior	1/19/2022	73,677	59,825	59,531	1/19/2027	Hospitality	-	TN	3
49	Senior	11/24/2021	60,255	57,326	57,067	11/24/2026	Multifamily	-	NV	3
50	Senior	3/15/2022	53,300	50,164	49,957	3/15/2027	Multifamily	-	AZ	4
51	Senior	2/4/2022	44,768	39,279	39,085	2/4/2027	Multifamily	-	TX	4
52	Senior	2/25/2022	53,984	33,320	32,867	2/25/2027	Other	Y	GA	3
53	Subordinate	7/2/2021	30,200	30,200	30,332	7/2/2024	Land	-	FL	3
54	Senior	4/18/2019	30,000	30,000	29,988	5/1/2024	Land	-	MA	3
55	Senior	2/17/2022	28,479	24,865	24,781	2/17/2027	Multifamily	-	TX	3
56	Senior	4/19/2022	23,378	20,889	20,713	4/19/2027	Other	Y	GA	3
57	Senior	2/18/2022	32,083	19,570	19,311	2/18/2027	Other	Y	FL	3
58	Senior	12/21/2022	112,100	19,177	18,056	12/21/2027	Multifamily	Y	WA	3
59	Senior	4/19/2022	24,245	16,932	16,727	4/19/2027	Other	Y	GA	3
60	Senior	8/2/2019	10,119	10,119	10,324	2/2/2025	For Sale Condo	-	NY	3
61	Senior	7/1/2019	1,899	1,899	1,899	12/30/2020	Other	-	Other	5
62	Subordinate	8/2/2018	886	886	-	7/9/2023	Other	-	NY	5

Total			7,716,014	6,825,672	6,729,000
General CECL reserve					(93,729)
Grand Total / Weighted Average			7,716,014	6,825,672	6,635,271			13%		3.4

(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Net of specific CECL reserve of $77.6 million.
(3)
Fully extended maturity assumes all extension options are exercised by the borrower upon satisfaction of the applicable conditions.
(4)
Classification of property type and construction status reflect the state of collateral as of March 31, 2024.
(5)
Percent of total construction loans based on loan commitments as of March 31, 2024.

Real Estate Owned

On February 8, 2021, we acquired legal title to a portfolio of seven limited service hotels located in New York, NY through a foreclosure. As of March 31, 2024, the hotel portfolio appears as part of real estate owned, net on our consolidated balance sheet and is encumbered by a $280.0 million securitized senior mortgage, which is included as a liability on our consolidated balance sheets.

On June 30, 2023, we acquired legal title to a mixed-use property located in New York, NY and the equity interests therein through an assignment-in-lieu of foreclosure, and is comprised of office, retail, and signage components. As of March 31, 2024, the mixed-use property appears as part of real estate owned, net and related lease intangibles, net appear within other assets and other liabilities on our consolidated balance sheet. As of March 31, 2024, our mixed-use real estate owned property and related net lease intangibles were pledged as collateral to our term participation facility. Effective April 2024, such pledge was released.

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

Some of our borrowers may experience delays in the execution of their business plans or changes in market conditions which may impact the performance of the underlying collateral asset, borrower, or sponsor. As a transitional lender, we may from time to time execute loan modifications with borrowers when and if appropriate, which may include additional equity contributions from them, repurposing of reserves, pledges of additional collateral or other forms of credit support, additional guarantees, temporary deferrals of interest or principal, and/or partial deferral of coupon interest as payment-in-kind interest. To the extent warranted by ongoing conditions specific to our borrowers or overall market conditions, we may make additional modifications when and if appropriate, and depending on the business plans, financial condition, liquidity and results of operations of our borrowers, among other factors.

Our Manager evaluates the credit quality of each of our loans receivable on an individual basis and assigns a risk rating at least quarterly. We have developed a loan grading system for all of our outstanding loans receivable that are collateralized directly or indirectly by real estate. Grading criteria include, but are not limited to, as-is or as-stabilized debt yield, term of loan, property type, property or collateral location, loan type and other more subjective variables that include, but is not limited to, as-is or as-stabilized collateral value, market conditions, industry conditions and sponsor’s financial stability. While evaluating the credit quality of each loan within our portfolio, we assess these quantitative and qualitative factors as a whole and with no pre-prescribed weight on their impact to our determination of a loan’s risk rating. However, based upon the facts and circumstances for each loan and the overall market conditions, we may consider certain previously mentioned factors more or less relevant than others. We utilize the grading system to determine each loan’s risk of loss and to provide a determination as to whether an individual loan is impaired and whether a specific CECL reserve is necessary. Based on a 5-point scale, the loans are graded “1” through “5,” from less risk to greater risk, respectively. The weighted average risk rating of our total loan portfolio was 3.4 as of March 31, 2024.

Current Expected Credit Losses

The current expected credit loss reserve required under GAAP reflects our current estimate of potential credit losses related to our loan commitments. See Note 2 to our consolidated financial statements for further detail of our current expected credit loss reserve methodology.

During the three months ended March 31, 2024, we recorded a provision for current expected credit losses of $70.0 million, which consisted of a $22.7 million increase in our general CECL reserve and a $47.3 million increase in our specific CECL reserve prior to principal charge-offs. The increase in general CECL reserves was primarily attributable to changes in the historical loss rate of the analogous dataset and changes in risk ratings and non-accrual status within our loan portfolio, offset by the seasoning of our loan portfolio and a reduction in the size of our loan portfolio subject to determination of the general CECL reserve. As of March 31, 2024, our total current expected credit loss reserve was $180.4 million, which represents 2.6% of the unpaid principal balance of our loan receivable held-for-investment portfolio.

During the three months ended March 31, 2023, we recorded a reversal of current expected credit losses of $3.2 million, which was primarily attributable to the seasoning of our loan portfolio and a reduction in our loan portfolio’s total commitments. As of March 31, 2023, our total current expected credit loss reserve was $143.1 million.

Specific CECL Reserves

The following table presents a summary of our loans receivable held-for-investment with specific CECL reserves as of March 31, 2024 ($ in thousands):

Property Type	Location	Unpaid Principal Balance	Carrying Value Before Specific CECL Reserve	Specific CECL Reserve	Net Carrying Value
Land	VA	$151,565	$151,565	$31,465	$120,100
Office	CA	112,442	112,163	20,863	91,300
Office	GA	71,492	71,094	24,394	46,700
Other	NY	886	884	884	-
Total		$336,385	$335,706	$77,606	$258,100

As of December 31, 2023, we had a specific CECL reserve of $31.2 million in connection with a senior loan with a borrower that is experiencing financial difficulty. During the three months ended March 31, 2024, we recorded additional specific CECL reserves totaling $0.3 million as a result of protective advances made, resulting in a total specific CECL reserve of $31.5 million. The loan is secured by land in Arlington, VA and as of March 31, 2024, had an unpaid principal balance and carrying value prior to any specific CECL reserve of $151.6 million and is in maturity default. Effective January 1, 2023, this loan was placed on non-accrual status.

As of December 31, 2023, we had a specific CECL reserve of $20.5 million in connection with a senior loan with a borrower that is experiencing financial difficulty. During the three months ended March 31, 2024, we recorded additional specific CECL reserves totaling $0.4 million based on changes to the collateral value, resulting in a total specific CECL reserve of $20.9 million. The loan is secured by an office building in San Francisco, CA and a pledge of equity interests therein. As of March 31, 2024, this loan had an unpaid principal balance and carrying value prior to any specific CECL reserve of $112.4 million and $112.2 million, respectively, and is in maturity default. Effective September 1, 2023, this loan was placed on non-accrual status.

As of December 31, 2023, we had a specific CECL reserve of $20.0 million in connection with a senior loan with a borrower that is experiencing financial difficulty. During the three months ended March 31, 2024, we recorded additional specific CECL reserves totaling $4.4 million based on changes to the collateral value, resulting in a total specific CECL reserve of $24.4 million. The loan is secured by an office building in Atlanta, GA and a pledge of equity interests therein. As of March 31, 2024, this loan had an unpaid principal balance and carrying value prior to any specific CECL reserve of $71.5 million and $71.1 million, respectively, and an initial maturity date of August 27, 2024. Effective September 1, 2023, this loan was placed on non-accrual status.

As of December 31, 2023 and March 31, 2024, we had a specific CECL reserve of $0.9 million in connection with a subordinate loan with a borrower that is experiencing financial difficulty. The loan is secured by the equity interests in a retail condo in Brooklyn, NY and, as of March 31, 2024, had an unpaid principal balance and carrying value prior to any specific CECL reserve of $0.9 million and is in maturity default. Effective June 30, 2023, the loan was placed on non-accrual status.

Fair market values used to determine specific CECL reserves are calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach. Estimates of fair market values used to determine specific CECL reserves as of March 31, 2024 include assumptions of property specific cash flows over estimated holding periods, assumptions of property redevelopment costs, assumptions of leasing activities, discount rates ranging from 6.0% to 9.5%, and market and terminal capitalization rates ranging from 6.0% to 8.3%. These assumptions are based upon the nature of the properties, recent sales and lease comparables, and anticipated real estate and capital market conditions.

Portfolio Financing

Our financing arrangements include repurchase arrangements, a term participation facility, asset-specific financings, debt related to real estate owned, and secured term loan borrowings.

The following table summarizes our loans portfolio financing ($ in thousands):

	March 31, 2024
	Capacity	Borrowing Outstanding	Weighted Average Spread(1)
Repurchase agreements and term participation facility	$5,678,807	$4,098,509	+ 2.72%
Loan participations sold	100,634	100,634	+ 4.25%
Notes payable	432,867	265,596	+ 3.39%
Secured term loan	723,545	723,545	+ 4.50%
Debt related to real estate owned	280,000	280,000	+ 2.90%
Total / Weighted Average	$7,215,853	$5,468,284	+ 3.03%

(1)
Weighted average spread over the applicable benchmark rate is based on unpaid principal balance. SOFR as of March 31, 2024 was 5.33%. Fixed rate loans are presented as a spread over the relevant floating benchmark rates.

Refer to Note 6 to our consolidated financial statements for additional details.

Repurchase Agreements and Term Participation Facility

We finance certain of our loans using repurchase agreements and a term participation facility. As of March 31, 2024, aggregate borrowings outstanding under our repurchase agreements and term participation facility totaled $4.1 billion, with a weighted average spread of SOFR plus 2.72% per annum based on unpaid principal balance. As of March 31, 2024, outstanding borrowings under these facilities had a weighted average term to initial maturity and fully extended maturity of 1.0 years and 2.3 years, respectively, assuming all conditions to extend are met.

Each repurchase agreement contains “margin maintenance” provisions, which are designed to allow the counterparty to require the delivery of cash or other assets to de-lever financings on assets that are determined to have experienced a diminution in value. Since inception through March 31, 2024, we have not received any margin calls under any of our repurchase agreements.

Loan Participations Sold

We finance certain of our loans via the sale of a participation in such loans, and we present the loan participations sold as a liability on our consolidated balance sheet when such arrangements do not qualify as sales under GAAP. In instances where we have multiple loan participations with the same lender, the financings are generally not cross-collateralized. Each of our loan participations sold is generally term-matched to its underlying loan. As of March 31, 2024, one of our loans was financed with a loan participation sold.

Notes Payable

We finance certain of our loans via secured financings that are generally non-recourse and are term matched to the underlying loan. We refer to such financings as notes payable and they are secured by the related loans receivable. As of March 31, 2024, five of our loans were financed with notes payable.

Secured Term Loan

We have a secured term loan which we originally entered into on August 9, 2019. Our secured term loan is presented net of any original issue discount and transaction expenses which are deferred and recognized as interest expense over the life of the loan using the effective interest method. The secured term loan matures on August 9, 2026 and as of March 31, 2024 has an unpaid principal balance of $723.5 million and a carrying value of $711.9 million.

Debt Related to Real Estate Owned

On February 8, 2021 we assumed a $300.0 million securitized senior mortgage in connection with a foreclosure of a hotel portfolio. On February 7, 2024, we modified our debt related to real estate owned to provide for, among other things, an extension of the contractual maturity date to November 9, 2024, a $10.0 million principal paydown, and the designation of a portion of the loan becoming partial recourse to us. Concurrent with this modification, we purchased an interest rate cap with a notional amount of $280.0 million and a strike rate of 5.00% through the extended contractual maturity date for $0.5 million. As of March 31, 2024, our debt related to real estate owned has an unpaid principal balance of $280.0 million, a carrying value of $277.6 million and a stated rate of SOFR plus 2.90%. See Derivatives below for further detail of our interest rate cap.

Derivatives

As part of the agreement to amend the terms of our debt related to real estate owned on June 2, 2021, we acquired an interest rate cap with a notional amount of $290.0 million, a strike rate of 3.00%, and a maturity date of February 15, 2024 for $0.3 million. Such interest rate cap effectively limited the maximum interest rate of our debt related to real estate owned to 5.83% through its maturity. On February 7, 2024 and in connection with the modification of our debt related to real estate owned, we acquired an interest rate cap with a notional amount of $280.0 million, a strike rate of 5.00%, and a maturity date of November 15, 2024. for $0.5 million. Such interest rate cap effectively limits the maximum interest rate of our debt related to real estate owned to 7.90% through its maturity.

Changes in the fair value of our interest rate cap are recorded as an unrealized gain or loss on interest rate cap on our consolidated statements of operations and the fair value is recorded in other assets on our consolidated balance sheets. Proceeds received from our counterparty related to the interest rate cap are recorded as proceeds from interest rate cap on our consolidated statements of operations. As of March 31, 2024 and December 31, 2023, the fair value of the interest rate cap was $0.4 million and $0.9 million, respectively. During the three months ended March 31, 2024 and 2023, we recognized approximately $0.9 million and $1.2 million respectively, as proceeds from interest rate cap.

Short-Term Funding Facility

On June 29, 2022, we entered into a full recourse revolving credit facility with $150.0 million in capacity. The facility generally provides interim financing for eligible loans for up to 180 days at an initial advance rate between 55% to 75%, which begins to decline after the 90th day. The facility matures on June 29, 2025 and we incur interest at a rate of SOFR, plus a 0.10% credit spread adjustment, plus a spread of 2.25%. With the consent of our lenders, and subject to certain conditions, the commitment of the facility may be increased up to $500.0 million. As of March 31, 2024 and December 31, 2023, we had no outstanding balance on the facility.

Financial Covenants

Our financing agreements generally contain certain financial covenants. For example, our ratio of earnings before interest, taxes, depreciation, and amortization (“EBITDA”), to interest charges, as defined in the agreements, shall be not less than either 1.3 to 1.0 or 1.5 to 1.0. Further, (i) our tangible net worth, as defined in the agreements, shall not be less than $2.06 billion as of each measurement date plus 75% of proceeds from future equity issuances; (ii) cash liquidity shall not be less than the greater of (x) $50 million or (y) 5% of our recourse indebtedness; and (iii) our indebtedness shall not exceed 77.8% of our total assets. As of March 31, 2024, we are in compliance with all covenants under our financing agreements. The requirements set forth in (i) through (iii) above are based upon the most restrictive financial covenants in place as of the reporting date. For the quarters ended December 31, 2023 and March 31, 2024, we modified certain of our EBITDA to interest charges covenants to provide for a minimum ratio of 1.3 to 1.0 for such covenants which previously required a minimum ratio of 1.4 to 1.0. Future compliance with our financial covenants is dependent upon the results of our operating activities, our financial condition, and the overall market conditions in which we and our borrowers operate. As market conditions evolve, we may work with our counterparties to request modifications of financial covenants as needed.

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

The following table summarizes our non-consolidated senior interests and related retained subordinate interests as of March 31, 2024 ($ in thousands):

	Loan Count	Loan Commitment	Unpaid Principal Balance	Carrying Value	Weighted Average Spread (2)	Term to Initial Maturity (in years)	Term to Fully Extended Maturity (in years) (3)
Floating rate non-consolidated senior loans (1)	1	$57,300	$57,300	N/A	+ 4.46%	0.3	0.3
Retained floating rate subordinate loans	1	$30,200	$30,200	$30,332	+ 12.86%	0.3	0.3
Fixed rate non-consolidated senior loans	1	$830,000	$830,000	N/A	3.47%	2.8	2.8
Retained fixed rate subordinate loans	1	$125,000	$125,000	$124,832	8.50%	2.8	2.8

(1)
Non-consolidated senior interests are indexed to SOFR, which was 5.33% at March 31, 2024.
(2)
Weighted average is based on unpaid principal balance.
(3)
Term to fully extended maturity is determined based on the maximum maturity of each of the corresponding loans, assuming all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.

Floating and Fixed Rate Portfolio

Our business model seeks to minimize our exposure to changing interest rates by originating floating rate loans and financing them with floating rate liabilities. Further, we seek to match the benchmark index in the floating rate loans we originate with the benchmark index used in the related floating rate financings. Generally, we use SOFR as the benchmark index in both our floating rate loans and floating rate financings. As of March 31, 2024, 98.0% of our loans based on unpaid principal balance were floating rate and indexed to SOFR. The majority of our floating rate loans were financed with floating rate liabilities indexed to SOFR, which resulted in approximately $1.4 billion of net floating rate exposure.

The following table details our net floating rate exposure as of March 31, 2024 ($ in thousands):

Net Floating Rate Exposure(1)
Floating rate assets	$6,687,768
Floating rate liabilities	(5,326,245)
Net floating rate exposure	$1,361,523

(1)
Our floating rate loans and related liabilities are all indexed to SOFR, which as of March 31, 2024 was 5.33%. Includes $361.9 million of net floating rate exposure related to loans on non-accrual status. Excludes $74.0 million of net floating rate exposure related to a loan receivable with an unpaid principal balance of $216.0 million which is classified as held-for-sale as of March 31, 2024 and associated financing of $142.0 million.

As of March 31, 2024, we have an interest rate cap on our debt related to real estate owned with a notional amount of $280.0 million, a strike rate of 5.00%, and a maturity date of November 15, 2024. The interest rate cap effectively limits the maximum interest rate of our debt related to real estate owned to 7.90%. We have not employed other interest rate derivatives (interest rate swaps, caps, collars or floors) to hedge our asset or liability portfolio, but we may do so in the future.

Results of Operations – Three Months Ended March 31, 2024 and December 31, 2023

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

Operating Results

The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2024, and December 31, 2023 ($ in thousands, except per share data):

	Three Months Ended
	March 31, 2024	December 31, 2023	$ Change
Revenue
Interest and related income	$160,845	$170,929	$(10,084)
Less: interest and related expense	115,931	121,191	(5,260)
Net interest income	44,914	49,738	(4,824)
Revenue from real estate owned	13,911	26,241	(12,330)
Total net revenue	58,825	75,979	(17,154)
Expenses
Management fees - affiliate	9,210	9,315	(105)
General and administrative expenses	3,877	3,631	246
Stock-based compensation expense	4,353	4,469	(116)
Real estate owned:
Operating expenses	12,880	14,528	(1,648)
Interest expense	6,329	6,184	145
Depreciation and amortization	2,599	2,579	20
Total expenses	39,248	40,706	(1,458)
Proceeds from interest rate cap	865	1,732	(867)
Unrealized loss on interest rate cap	(998)	(1,836)	838
Gain on foreclosure of real estate owned	-	4,162	(4,162)
Loss from equity method investment	(35)	(41)	6
Loss on extinguishment of debt	(2,244)	-	(2,244)
Provision for current expected credit loss reserve	(69,960)	(5,247)	(64,713)
Net (loss) income	$(52,795)	$34,043	$(86,838)

Net (loss) income per share of common stock:
Basic and diluted	$(0.39)	$0.24	$(0.63)

Comparison of the three months ended March 31, 2024 and December 31, 2023

Net Revenue

Total net revenue decreased $17.2 million during the three months ended March 31, 2024, compared to the three months ended December 31, 2023. The decrease is primarily due to a decrease in revenue from real estate owned of $12.3 million due to lower overall average occupancy, average daily rate (“ADR”), and revenue per available room (“RevPAR”) levels at the hotel portfolio compared to the three months ended December 31, 2023 due to expected seasonality, and a decrease in net interest income of $4.8 million, which was driven by a decrease in interest income of $10.1 million as a result of a decreased loans receivable balance and additional loans being placed on non-accrual status during the three months ended March 31, 2024, partially offset by a decrease in interest expense of $5.3 million as a result of decreased average borrowing levels during the three months ended March 31, 2024 compared to the three months ended December 31, 2023.

Expenses

Expenses are primarily comprised of base management fees payable to our Manager, general and administrative expenses, stock-based compensation expense, operating expenses from real estate owned, interest expense from debt related to real estate owned, and depreciation and amortization on real estate owned and related in-place and other lease values. Expenses decreased by $1.5 million during the three months ended March 31, 2024, as compared to the three months ended December 31, 2023, primarily due to:

(i)
a decrease in operating expenses from real estate owned of $1.6 million during the comparative period, due to lower variable operating expenses in connection with lower occupancy levels at the hotel portfolio, partially offset by an increase in professional fees incurred primarily as a result of the modification of our debt related to real estate owned;
(ii)
partially offset by an increase in general and administrative expenses of $0.2 million primarily as a result of an increase in non-recurring charges incurred over the comparative period generally related to professional fees, insurance expense, and other corporate level costs.

Proceeds from Interest Rate Cap

Proceeds from interest rate cap decreased $0.9 million during the three months ended March 31, 2024, as compared to the three months ended December 31, 2023, due to a 2% higher strike rate on the interest rate cap purchased upon the February 15, 2024 expiration of the previously held interest rate cap.

Unrealized Loss on Interest Rate Cap

During the three months ended March 31, 2024, we recognized a $1.0 million unrealized loss on interest rate cap, compared to a $1.8 million unrealized loss on interest rate cap during three months ended December 31, 2023 driven by an unrealized loss of $0.9 million related to the maturity of the previously owned interest rate cap which expired on February 15, 2024 and an additional $0.1 million unrealized loss recognized on the new interest rate cap purchased. The fair value of the interest rate cap increases as interest rates increase, decreases as the interest rate cap approaches maturity, and further fluctuates following shifts in the forward curve.

Gain on Foreclosure of Real Estate Owned

During the three months ended December 31, 2023, we recorded an out-of-period adjustment of $4.2 million, representing an over accrual of accounts payable assumed upon foreclosure of our hotel portfolio in 2021 and, accordingly, we recorded an adjustment on our consolidated statement of operations during the three months ended December 31, 2023 to correct the prior period understatement of the gain on foreclosure. During the three months ended March 31, 2024, there was no such adjustment. See Note 5 - Real Estate Owned to our Annual Report on Form 10-K for the year ended December 31, 2023 for further detail.

Loss from Equity Method Investment

During the three months ended March 31, 2024 and the three months ended December 31, 2023, we recognized losses from our equity method investment of $0.1 million as a result of the net losses recognized by our investee during each respective period.

Loss on Extinguishment of Debt

During the three months ended March 31, 2024, we recognized a loss on extinguishment of debt of $2.2 million, inclusive of a $1.6 million spread maintenance payment and $0.6 million of unamortized deferred financing costs, as a result of the repayment of a note payable prior to maturity which occurred simultaneously with the sale of the associated loan receivable.

Provision for Current Expected Credit Loss Reserve

During the three months ended March 31, 2024, we recorded a provision for current expected credit losses of $70.0 million, which consisted of a $22.7 million increase in our general CECL reserve and a $47.3 million increase in our specific CECL reserve prior to principal charge-offs primarily attributable to changes in the historical loss rate of the analogous dataset and changes in risk ratings and non-accrual status within our loan portfolio, offset by the seasoning of our loan portfolio and a reduction in the size of our loan portfolio subject to determination of the general CECL reserve. During the three months ended December 31, 2023, we recorded a provision for current expected credit losses of $5.2 million, primarily attributable to a $8.1 million increase in our specific CECL reserves, and a $2.9 million reversal of general CECL reserves which was primarily attributable to seasoning of and a reduction in the size of our loan portfolio.

Results of Operations – Three Months Ended March 31, 2024 and March 31, 2023

The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2024 and 2023 ($ in thousands, except per share data):

	Three Months Ended
	March 31, 2024	March 31, 2023	$ Change
Revenue
Interest and related income	$160,845	$164,166	$(3,321)
Less: interest and related expense	115,931	106,027	9,904
Net interest income	44,914	58,139	(13,225)
Revenue from real estate owned	13,911	10,963	2,948
Total net revenue	58,825	69,102	(10,277)
Expenses
Management fees - affiliate	9,210	9,656	(446)
Incentive fees - affiliate	-	1,558	(1,558)
General and administrative expenses	3,877	4,923	(1,046)
Stock-based compensation expense	4,353	3,366	987
Real estate owned:
Operating expenses	12,880	10,000	2,880
Interest expense	6,329	5,444	885
Depreciation and amortization	2,599	2,058	541
Total expenses	39,248	37,005	2,243
Proceeds from interest rate cap	865	1,183	(318)
Unrealized loss on interest rate cap	(998)	(1,404)	406
(Loss) income from equity method investment	(35)	1,563	(1,598)
Loss on extinguishment of debt	(2,244)	-	(2,244)
(Provision for) reversal of current expected credit loss reserve	(69,960)	3,239	(73,199)
Net (loss) income	$(52,795)	$36,678	$(89,473)

Net (loss) income per share of common stock:
Basic and diluted	$(0.39)	$0.26	$(0.65)

Comparison of the three months ended March 31, 2024 and March 31, 2023

Net Revenue

Total net revenue decreased $10.3 million during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The decrease is primarily due to a decrease in net interest income of $13.2 million, which was driven by an increase in interest expense of $9.9 million primarily as a result of higher average borrowing levels and reference rate increases, and a decrease in interest income of $3.3 million as a result of a decreased loans receivable balance and an increase in loans on non-accrual status during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease in total net revenue was partially offset by an increase in revenue from real estate owned of $2.9 million due to higher overall average occupancy, ADR, and RevPAR levels at the hotel portfolio compared to the three months ended March 31, 2023 and revenue generated from the mixed-use property we acquired legal title to on June 30, 2023.

Expenses

Expenses are primarily comprised of base management fees payable to our Manager, incentive fees payable to our Manager, general and administrative expenses, stock-based compensation expense, operating expenses from real estate owned, interest expense from debt related to real estate owned, and depreciation and amortization on real estate owned and related in-place and other lease values. Expenses increased by $2.2 million during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to:

(i)
an increase in operating expenses from real estate owned of $2.9 million during the comparative period, due to an increase in professional fees incurred primarily as a result of the modification of our debt related to real estate owned, an increase in variable operating expenses in connection with higher occupancy levels at the hotel portfolio, and expenses incurred at the mixed-use property we acquired legal title to on June 30, 2023;
(ii)
an increase in stock-based compensation of $1.0 million during the comparative period, due to restricted stock units granted during the first quarter of 2023;

(iii)
an increase in interest expense on debt related to real estate owned of $0.9 million primarily as a result of reference rate increases over the comparative period;
(iv)
partially offset by a decrease in incentive fees of $1.6 million as a result of core earnings over the trailing four quarters being in excess of a 7% hurdle as of March 31, 2023 but below the hurdle as of March 31, 2024;
(v)
further offset by a decrease in general and administrative expenses of $1.0 million primarily as a result of a decrease in non-recurring charges incurred over the comparative period generally related to professional fees, insurance expense, prospective investment costs, and other corporate level costs.

Proceeds from Interest Rate Cap

Proceeds from interest rate cap decreased $0.3 million during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, due to a 2% higher strike rate on the interest rate cap purchased upon the February 15, 2024 expiration of the previously held interest rate cap.

Unrealized Loss on Interest Rate Cap

During the three months ended March 31, 2024, we recognized a $1.0 million unrealized loss on interest rate cap, compared to a $1.4 million unrealized loss on interest rate cap during three months ended March 31, 2023 driven by an unrealized loss of $0.9 million related to the maturity of the previously owned interest rate cap which expired on February 15, 2024, and an additional $0.1 million unrealized loss recognized on the new interest rate cap purchased. The fair value of the interest rate cap increases as interest rates increase, decreases as the interest rate cap approaches maturity, and further fluctuates following shifts in the forward curve.

(Loss) income from Equity Method Investment

During the three months ended March 31, 2024, we recognized a loss from our equity method investment of $0.1 million compared to the three months ended March 31, 2023, when we recognized income from our equity method investment of $1.6 million. The decrease is a result of the loan held by the equity method investee being placed on non-accrual status effective April 1, 2023.

Loss on Extinguishment of Debt

During the three months ended March 31, 2024, we recognized a loss on extinguishment of debt of $2.2 million, inclusive of a $1.6 million spread maintenance payment and $0.6 million of unamortized deferred financing costs, as a result of the repayment of a note payable prior to maturity which occurred simultaneously with the sale of the associated loan receivable.

Provision for Current Expected Credit Loss Reserve

During the three months ended March 31, 2024, we recorded a provision for current expected credit losses of $70.0 million, which consisted of a $22.7 million increase in our general CECL reserve and a $47.3 million increase in our specific CECL reserve prior to principal charge-offs primarily attributable to changes in the historical loss rate of the analogous dataset and changes in risk ratings and non-accrual status within our loan portfolio, offset by the seasoning of our loan portfolio and a reduction in the size of our loan portfolio subject to determination of the general CECL reserve. During the three months ended March 31, 2023, we recorded a reversal of current expected credit losses of $3.2 million, primarily attributable to seasoning of our loan portfolio and a reduction in our loan portfolio’s total commitments.

Liquidity and Capital Resources

Capitalization

We have capitalized our business to date primarily through the issuance of shares of our common stock and borrowings under our secured financings and our secured term loan. As of March 31, 2024, we had 138,746,691 shares of our common stock outstanding, representing $2.2 billion of equity, and also had $5.5 billion of outstanding borrowings under our secured financings, our secured term loan, and our debt related to real estate owned. As of March 31, 2024, our secured financings consisted of six repurchase agreements with capacity of $5.0 billion and an outstanding balance of $3.6 billion, a term participation facility with an outstanding balance of $497.2 million, six asset-specific financings with capacity of $533.5 million and an outstanding balance of $366.2 million, and a short-term funding facility with capacity of $150.0 million and no outstanding balance. As of March 31, 2024, our secured term loan had an outstanding balance of $723.5 million and our debt related to real estate owned had an outstanding balance of $280.0 million.

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

The following table presents our Net Debt-to-Equity Ratios and Total Leverage Ratios as of March 31, 2024 and December 31, 2023 ($ in thousands):

	March 31, 2024	December 31, 2023
Asset specific debt	$4,738,856	$4,964,874
Secured term loan, net	711,876	712,576
Total debt	5,450,732	5,677,450
Less: cash and cash equivalents	(232,514)	(187,301)
Net Debt	$5,218,218	$5,490,149
Total Equity	$2,215,883	$2,299,900
Net Debt-to-Equity Ratio	2.4x	2.4x
Non-consolidated senior loans	887,300	887,300
Total Leverage	$6,105,518	$6,377,449
Total Leverage Ratio	2.8x	2.8x

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents, interest income from our loans, proceeds from loan repayments, available borrowings under our repurchase agreements based on existing collateral, identified borrowing capacity related to our notes payable and loan participations sold based on existing collateral, proceeds from the issuance of incremental secured term loan or other corporate debt issuances, and proceeds from the issuance of our common stock. As circumstances warrant, we and our subsidiaries may also issue common equity, preferred equity and/or debt, incur other debt, including term loans, or explore sales of certain of our loan receivables or real estate owned properties from time to time on an opportunistic basis, dependent upon market conditions and available pricing. The following table sets forth, as of March 31, 2024 and December 31, 2023, our sources of available liquidity ($ in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$232,514	$187,301
Loan principal payments held by servicer(1)	-	2,200
Approved and undrawn credit capacity(2)	32,182	48,055
Total sources of liquidity	$264,696	$237,556

(1)
Represents loan principal payments held in lockboxes or by our third-party loan servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle, net of the related secured debt balance if applicable.
(2)
Amounts based on existing collateral.

In April 2024, we sold a senior loan resulting in net proceeds of $32.7 million after repayment of the associated financings and transaction costs.

As of March 31, 2024, we have $418.6 million unpaid principal balance of unencumbered loans receivable held-for-investment, of which 93% are senior loans and 50%, 23%, and 19% are loans secured by for-sale-condos, office, and hospitality properties, respectively. As of March 31, 2024, our mixed-use real estate owned property and related net lease intangible assets with a carrying value of $146.3 million were pledged as collateral to our term participation facility. Effective April 2024, such pledge was released. The ability to finance certain of these unencumbered loans or our real estate owned asset is subject to one or more counterparties’ willingness to finance such loans.

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

Liquidity Needs

In addition to our loan origination and acquisition activity, our primary liquidity needs include future fundings to our borrowers on our unfunded loan commitments, interest and principal payments on outstanding borrowings under our financings, operating expenses, and dividend payments to our stockholders necessary to satisfy REIT dividend requirements. Additionally, certain financial covenants in our financing agreements require us to maintain minimum levels of liquidity. We currently maintain, and seek to maintain, cash and liquidity to comply with minimum liquidity requirements under our financings, and we also maintain and seek to maintain excess cash and liquidity to, if necessary, de-lever certain of our secured financings, including our repurchase agreements. During the three months ended March 31, 2024 and during the year ended December 31, 2023, and in cooperation with our various financing counterparties, we proactively de-levered specific assets via voluntary deleveraging payments in the amount of $82.0 million and $357.0 million, respectively, and may continue to do so on an as-needed basis.

As of March 31, 2024, we had aggregate unfunded loan commitments of $890.3 million which is comprised of funding for capital expenditures and construction, leasing costs, and carry costs. The timing of these fundings will vary depending on the progress of capital projects, leasing, and cash flows at the properties securing our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. In certain circumstances, conditions to funding may not be met by our borrowers and portions of our unfunded loan commitments may never become eligible to be drawn on.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments as of March 31, 2024 were as follows ($ in thousands):

	Payment Timing
	Total Obligations	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Unfunded loan commitments(1)	$890,342	$547,170	$185,980	$157,192	$-
Secured financings, term loan agreement, and debt related to real estate owned - principal(2)(3)	5,468,284	1,855,585	2,446,777	1,165,922	-
Secured financings, term loan agreement, and debt related to real estate owned - interest(2)(3)(4)	893,636	383,056	458,032	52,548	-
Total	$7,252,262	$2,785,811	$3,090,789	$1,375,662	$—

(1)
The estimated allocation of our unfunded loan commitments is based on the earlier of our expected funding date and the commitment expiration date. As of March 31, 2024, we have $496.1 million of in-place financings to fund our remaining commitments, excluding $32.2 million of approved and undrawn credit capacity based on existing collateral. Amounts exclude unfunded loan commitments for loans receivable classified as held-for-sale as of March 31, 2024.
(2)
The allocation of our secured financings and secured term loan is based on the earlier of the fully extended maturity date (assuming conditions to extend are met) of each individual corresponding loan receivable or the maximum maturity date under the respective financing agreement, and assumes six loans that are in maturity default that represent collateral for aggregate borrowings outstanding of $323.3 million that are in maturity default have a contractual obligation to pay in less than one year.
(3)
Assumes a loan with aggregate borrowing outstanding of $142.0 million classified as held-for-sale as of March 31, 2024 has a contractual obligation to pay in less than one year, as the loans were subsequently sold in April 2024 and the associated borrowings were repaid in full.
(4)
Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured financing agreements and SOFR in effect as of March 31, 2024, will remain constant into the future. Actual amounts borrowed and rates will vary over time. Our floating rate loans and related liabilities are indexed to SOFR. Totals exclude non-consolidated senior interests.

In certain circumstances, conditions to funding may not be met by our borrowers and portions of our unfunded loan commitments may not become eligible to be drawn on. Of the $890.3 million of unfunded loan commitments for our loans receivable held-for-investment as of March 31, 2024, the following table details the portion of unfunded loan commitments and in-place financings to fund our remaining commitments for loans whereby conditions to funding are not met, including loans on non-accrual status, in maturity default, risk rated 5, and/or delinquent in accordance with our revenue recognition policy ($ in thousands):

	Unfunded Loan Commitments	In-place Financing Commitments	Net Loan Commitment
Gross total commitment	$890,342	$496,090	$394,252
Non-accrual, maturity default, risk rated 5 and/or delinquent loans	(115,450)	(42,694)	(72,756)
Net loan commitment	$774,892	$453,396	$321,496

Subject to borrowers meeting future funding conditions provided for in our loan agreements, we expect to fund our $321.5 million of net loan commitments over the remaining maximum term of the related loans, which have a weighted average future funding period of 2.7 years.

We are required to pay our Manager, in cash, a base management fee and incentive fees (to the extent earned) on a quarterly basis in arrears. The tables above do not include the amounts payable to our Manager under the Management Agreement as they are not fixed and determinable.

Loan Maturities

The following table summarizes the future scheduled repayments of principal for loans receivable held-for-investment as of March 31, 2024 ($ in thousands):

	Initial Maturity		Fully Extended Maturity
Year	Unpaid Principal Balance(1)	Loan Commitment(1)	Unpaid Principal Balance(1)	Loan Commitment(1)
2024 (2)	$2,603,540	$2,778,888	$605,388	$643,720
2025	2,228,360	2,539,157	653,735	676,246
2026	1,409,681	1,813,878	1,857,631	2,200,019
2027	125,000	125,000	2,668,791	3,148,879
2028	-	-	361,059	361,059
Thereafter	-	-	219,977	227,000
Total	$6,366,581	$7,256,923	$6,366,581	$7,256,923

(1)
Excludes $459.1 million in unpaid principal balance of loans that are in maturity default with no available extension options and amounts related to loans classified as held-for-sale as of March 31, 2024.
(2)
Represents maturities for the remaining nine months of 2024.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash for the three months ended March 31, 2024 and 2023, respectively ($ in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Net cash flows provided by operating activities	$21,488	$19,507
Net cash flows provided by (used in) investing activities	286,610	(97,625)
Net cash flows (used in) provided by financing activities	(271,217)	196,060
Net increase in cash, cash equivalents, and restricted cash	$36,881	$117,942

We experienced a net increase in cash, cash equivalents, and restricted cash of $36.9 million during the three months ended March 31, 2024, compared to a net increase of $117.9 million during the three months ended March 31, 2023.

During the three months ended March 31, 2024, we received $155.8 million from loan repayments, received $261.7 million of loan sale proceeds, and received $149.5 million of proceeds from borrowings under our financing arrangements, net of payments for deferred financing costs. We made $131.9 million of advances on existing loans, made repayments on financings arrangements of $384.9 million (inclusive of $82.0 million of voluntary deleveraging repayments), and made dividend payments of $35.3 million.

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our REIT taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of March 31, 2024, we were in compliance with all REIT requirements.

Refer to Note 13 to our consolidated financial statements for additional information about our income taxes.

Off-Balance Sheet Arrangements

As of March 31, 2024, we had no off-balance sheet arrangements aside from those discussed in Note 3 - Loan Portfolio, Note 4 - Equity Method Investment, and Note 14 - Commitments and Contingencies.

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

The WARM method requires us to reference historical loan loss data from a comparable data set and apply such loss rate to each of our loans over their expected remaining term, taking into consideration expected economic conditions over the forecasted timeframe. Our general CECL reserve reflects our forecast of the current and future macroeconomic conditions that may impact the performance of the commercial real estate assets securing our loans and the borrower’s ultimate ability to repay. These estimates include unemployment rates, price indices for commercial properties, and market liquidity, all of which may influence the likelihood and magnitude of potential credit losses for our loans during their expected remaining term. Additionally, further adjustments may be made based upon loan positions senior to ours, the risk rating of a loan, whether a loan is a construction loan, whether the loan’s initial maturity is near-term, or the economic conditions specific to the property type of a loan’s underlying collateral.

To estimate an annual historical loss rate, we obtained historical loss rate data for loans most comparable to our loan portfolio from a commercial mortgage-backed securities database licensed by a third party, Trepp, LLC, which contains historical loss data from January 1, 1999 through March 31, 2024. We believe this CMBS data is the most relevant, available, and comparable dataset to our portfolio.

When evaluating the current and future macroeconomic environment, we consider the aforementioned macroeconomic factors. Historical data for each metric is compared to historical commercial real estate credit losses in order to determine the relationship between the two variables. We use projections of each macroeconomic factor, obtained from a third party, to approximate the impact the macroeconomic outlook may have on our loss rate. Selections of these economic forecasts require judgment about future events that, while based on the information available to us as of the balance sheet date, are ultimately subjective and uncertain, and the actual economic conditions could vary significantly from the estimates we made. Following a reasonable and supportable forecast period, we use a straight-line method of reverting to the historical loss rate. Additionally, we assess the obligation to extend credit through our unfunded loan commitments through their expected remaining term, adjusted for projected fundings from interest reserves, if applicable, which is considered in the estimate of the general CECL reserve. For both the funded and unfunded portions of our loans, we consider our internal risk rating of each loan as the primary credit quality indicator underlying our assessment.

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

For such loan we would separately measure the specific reserve for each loan by using the estimated fair value of the loan’s collateral. If the estimated fair value of the loan’s collateral is less than the carrying value of the loan, an asset-specific reserve is created as a component of our overall current expected credit loss reserve. Specific reserves are equal to the excess of a loan’s carrying value to the estimated fair value of the collateral, less estimated costs to sell, if recovery of our investment is expected from the sale of the collateral and such costs will reduce amounts recoverable by us.

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

We account for acquisitions of real estate, including foreclosures, deed-in-lieu of foreclosures, or assignment-in-lieu of foreclosures, in accordance with ASC 805, Business Combinations, which first requires that we determine if the real estate investment is the acquisition of an asset or a business combination. Under this model, we identify and determine the estimated fair value of any assets acquired and liabilities assumed. This generally results in the allocation of the purchase price to the assets acquired and liabilities assumed based on the relative estimated fair values of each respective asset and liability. Debt related to real estate owned is initially recorded at its estimated fair value at the time of foreclosure, deed-in-lieu of foreclosure, or assignment-in-lieu of foreclosure.

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

There were no impairments of our real estate owned assets through March 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

In early 2022, the U.S. Federal Reserve began a campaign to combat inflation by increasing interest rates. By the end of 2023, the U.S. Federal Reserve had raised interest rates by a total of 5.25%. While there still remains a risk that the U.S. Federal Reserve will continue to increase interest rates if inflation persists or accelerates, we believe that the recent moderation in inflationary pressures have reduced likelihood of such increases. Through recent public statements, the U.S. Federal Reserve has indicated that if inflation continues to moderate, it will consider cutting interest rates. Benchmark rates have risen 5.25% since 2022 and remain high relative to recent historical trends. Higher benchmark interest rates imposed by the U.S. Federal Reserve may continue to increase our interest expense, negatively impact the ability of our borrowers to service their debt, and reduce the value of the CRE collateral underlying our loans.

Rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income.

The following table illustrates as of March 31, 2024 the impact on our interest income and interest expense for the twelve-month period following March 31, 2024 assuming a decrease in SOFR of 50 and 100 basis points and an increase in SOFR of 50 and 100 basis points in the applicable interest rate benchmark (based on SOFR of 5.33% as of March 31, 2024) ($ in thousands, except per share data):

Net Floating		Decrease		Increase
Rate Exposure(1)	Change in	100 Basis Points	50 Basis Points	50 Basis Points	100 Basis Points
$1,361,523	Net interest income	$(7,669)	$(4,295)	$4,774	$9,548
	Net interest income per share	$(0.05)	$(0.03)	$0.03	$0.07

(1)
Excludes $74.0 million of net floating rate exposure related to a loan receivable with an unpaid principal balance of $216.0 million which is classified as held-for-sale as of March 31, 2024 and associated financing of $142.0 million.

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

Each of our repurchase agreements contain “margin maintenance” provisions, which allow the lender to require the delivery of cash or other assets to reduce the financing amount against loans that have been deemed to have experienced a diminution in value. A substantial deterioration in the commercial real estate capital markets may negatively impact the value of assets financed with lenders that have margin maintenance provisions in their facilities. Certain of our repurchase agreements permit valuation adjustments solely as a result of collateral-specific credit events, while other repurchase agreements contain provisions also allowing our lenders to make margin calls upon the occurrence of adverse changes in the capital markets or as a result of interest rate or spread fluctuations, subject to minimum thresholds, among other factors. As of March 31, 2024, we have not received any margin calls under any of our repurchase agreements.

During 2023, there was significant volatility in the banking sector resulting from several regional bank failures. Substantially, all of our cash and cash equivalents currently on deposit with major financial institutions exceed insured limits. Such deposits are redeemable upon demand and are maintained with financial institutions with strong credit profiles and we therefore believe bear minimal risk. Further, we do not and have not had any financing relationships with any of the banks that have recently failed, and thus none of our future fundings are subject to the risk that one of the failed banks will not fund.

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

The nature of our loans and other investments also exposes us to the risk that our borrowers are unable to execute their business plans, and as a result do not make required interest and principal payments on scheduled due dates, as well as the impact of our borrowers’ tenants not making scheduled rent payments when contractually due. We seek to manage this risk through a comprehensive credit analysis prior to making an investment and rigorous monitoring of our borrowers’ progress in executing their business plans as well as market conditions that may affect the underlying collateral, through our asset management process. Each loan is structured with various lender protections that are designed to discourage and deter fraudulent behavior and other bad acts by borrowers, as well as require borrowers to adhere to their stated business plans while the loan is outstanding. Such protections may include, without limitation: cash management accounts, “bad boy” carveout guarantees, completion guarantees, guarantor minimum net worth and liquidity requirements, partial or full recourse to sponsors and/or guarantors, approval rights over major decisions, and performance tests throughout the loan term.

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

Repayment / Extension Risk

Loans are generally expected to be repaid at maturity, unless the borrower repays early or meets contractual conditions to qualify for a maturity extension. The granting of these extensions may cause a loan’s term to extend beyond the term of its related secured financing. Higher interest rates recently imposed by the U.S. Federal Reserve may lead to an increase in the number of our borrowers who exercise or request additional extension options, or who may become unwilling or unable to make contractual payments when due. Some of our borrowers may experience delays in the execution of their business plans or changes in market conditions which may impact the performance of the underlying collateral asset, borrower, or sponsor. Accordingly, this may result in the borrower not meeting certain extension conditions such as minimum debt yield, maximum LTV, and/or the ability of the borrower to purchase replacement interest rate caps. Higher interest rates may also increase the number of our borrowers who may default because, among other things, they may not be able to find replacement financing for our loan. Furthermore, there may be certain instances where, for loans which have been modified, we may not be able to maintain the associated financing on its existing terms. This could have a negative impact on our results of operations, and in some situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As of March 31, 2024, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)
None.
(b)
None.
(c)
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description

3.1

Articles of Amendment and Restatement of Claros Mortgage Trust, Inc. (incorporated by referenced to Exhibit 3.1 to the Current Report on Form 8-K, dated November 5, 2021, filed by the Company, Commission File No. 001-40993)

3.2

Amended and Restated Bylaws of Claros Mortgage Trust, Inc. (incorporated by referenced to Exhibit 3.2 to the Current Report on Form 8-K, dated November 5, 2021, filed by the Company, Commission File No. 001-40993)

10.1

Amendment No. 2 to Guarantee Agreement made by Claros Mortgage Trust, Inc. in favor of Wells Fargo Bank, National Association, dated as of January 19, 2024 (incorporated by reference to Exhibit 10.65 to the Annual Report on Form 10-K, dated February 20, 2024, filed by the Company, Commission File No. 001-40993)

10.2*	Amendment No. 3 to Guarantee Agreement, dated as of January 1, 2024, made by and between Claros Mortgage Trust, Inc. and JPMorgan Chase Bank, National Association

10.3*	Claros Mortgage Trust, Inc, Amended Non-Employee Director Compensation Program

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Claros Mortgage Trust, Inc.

Date: May 6, 2024	By:	/s/ Richard J. Mack
Richard J. Mack
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 6, 2024	By:	/s/ J. Michael McGillis
J. Michael McGillis
Chief Financial Officer, President and Director (Principal Financial and Accounting Officer)