Form 10-Q
period 2024-06-30
Claros Mortgage Trust, Inc.
filed 2024-08-05
CIK 1666291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024, the registrant had 138,954,433 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Claros Mortgage Trust, Inc.

Consolidated Balance Sheets

(unaudited, in thousands, except share data)

	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$148,212	$187,301
Restricted cash	21,185	27,588
Loan principal payments held by servicer	-	11,000
Loans receivable held-for-investment	6,913,273	7,020,383
Less: current expected credit loss reserve	(203,756)	(142,958)
Loans receivable held-for-investment, net	6,709,517	6,877,425
Loans receivable held-for-sale	-	261,709
Equity method investment	42,397	42,474
Real estate owned, net	518,719	522,959
Other assets	144,547	138,905
Total assets	$7,584,577	$8,069,361

Liabilities and Equity
Repurchase agreements	$3,620,694	$3,805,678
Term participation facility	370,193	465,434
Loan participations sold, net	100,759	120,508
Notes payable, net	244,018	283,341
Secured term loan, net	711,177	712,576
Debt related to real estate owned, net	278,600	289,913
Other liabilities	43,182	47,368
Dividends payable	35,541	35,328
Management fee payable - affiliate	9,011	9,315
Total liabilities	5,413,175	5,769,461

Commitments and Contingencies - Note 14

Equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 138,954,433 and 138,745,357 shares issued and 138,954,433 and 138,745,357 shares outstanding at June 30, 2024 and December 31, 2023, respectively	1,390	1,387
Additional paid-in capital	2,732,228	2,725,217
Accumulated deficit	(562,216)	(426,704)
Total equity	2,171,402	2,299,900
Total liabilities and equity	$7,584,577	$8,069,361

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Operations

(unaudited, in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue
Interest and related income	$155,131	$180,735	$315,976	$344,901
Less: interest and related expense	113,225	119,676	229,156	225,703
Net interest income	41,906	61,059	86,820	119,198
Revenue from real estate owned	22,581	19,866	36,492	30,829
Total net revenue	64,487	80,925	123,312	150,027

Expenses
Management fees - affiliate	9,011	9,641	18,221	19,297
Incentive fees - affiliate	-	-	-	1,558
General and administrative expenses	4,845	4,492	8,722	9,417
Stock-based compensation expense	3,999	4,395	8,352	7,761
Real estate owned:
Operating expenses	13,859	11,269	26,739	21,268
Interest expense	6,869	5,865	13,198	11,309
Depreciation and amortization	2,623	2,092	5,222	4,150
Total expenses	41,206	37,754	80,454	74,760

Proceeds from interest rate cap	228	1,495	1,093	2,678
Unrealized loss on interest rate cap	(94)	(259)	(1,092)	(1,662)
(Loss) income from equity method investment	(42)	(895)	(77)	668
(Loss) gain on extinguishment of debt	(999)	2,217	(3,243)	2,217
Provision for current expected credit loss reserve	(33,928)	(41,476)	(103,888)	(38,237)

Net (loss) income	(11,554)	4,253	(64,349)	40,931

Net (loss) income per share of common stock:
Basic and diluted	$(0.09)	$0.02	$(0.48)	$0.28
Weighted average shares of common stock outstanding:
Basic and diluted	139,078,117	138,399,446	138,934,615	138,392,666

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Changes in Equity

(unaudited, in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total Equity
Balance at December 31, 2023	138,745,357	$1,387	$2,725,217	$(426,704)	$2,299,900
Stock-based compensation expense	1,334	-	4,400	-	4,400
Dividends declared	-	-	-	(35,622)	(35,622)
Net loss	-	-	-	(52,795)	(52,795)
Balance at March 31, 2024	138,746,691	$1,387	$2,729,617	$(515,121)	$2,215,883
Stock-based compensation expense	207,742	3	4,046	-	4,049
Payments for withholding taxes upon delivery of stock-based awards	-	-	(1,435)	-	(1,435)
Dividends declared	-	-	-	(35,541)	(35,541)
Net loss	-	-	-	(11,554)	(11,554)
Balance at June 30, 2024	138,954,433	$1,390	$2,732,228	$(562,216)	$2,171,402

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total Equity
Balance at December 31, 2022	138,376,144	$1,400	$2,712,316	$(257,245)	$2,456,471
Stock-based compensation expense	-	-	3,409	-	3,409
Dividends declared	-	-	-	(52,404)	(52,404)
Net income	-	-	-	36,678	36,678
Balance at March 31, 2023	138,376,144	$1,400	$2,715,725	$(272,971)	$2,444,154
Stock-based compensation expense	9,760	-	4,443	-	4,443
Dividends declared	-	-	-	(52,424)	(52,424)
Net income	-	-	-	4,253	4,253
Balance at June 30, 2023	138,385,904	$1,400	$2,720,168	$(321,142)	$2,400,426

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities
Net (loss) income	$(64,349)	$40,931
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Accretion of fees on loans receivable	(8,960)	(10,586)
Amortization of deferred financing costs	11,053	11,973
Non-cash stock-based compensation expense	8,446	7,852
Depreciation and amortization on real estate owned and in-place lease values	5,222	4,150
Amortization of above and below market lease values, net	708	-
Unrealized loss on interest rate cap	1,092	1,662
Loss (income) from equity method investment	77	(668)
Loss (gain) on extinguishment of debt	3,243	(2,217)
Non-cash advances on loans receivable in lieu of interest	(23,205)	(40,837)
Non-cash advances on secured financings in lieu of interest	4,435	1,150
Repayment of non-cash advances on loans receivable in lieu of interest	1,865	7,738
Provision for current expected credit loss reserve	103,888	38,237
Changes in operating assets and liabilities:
Other assets	(12,461)	(18,423)
Other liabilities	(3,737)	1,174
Management fee payable - affiliate	(304)	(226)
Net cash provided by operating activities	27,013	41,910

Cash flows from investing activities
Loan originations, acquisitions and advances, net of fees	(263,427)	(449,716)
Advances on loans receivable held-for-sale	(2,320)	-
Repayments of loans receivable	195,971	251,435
Proceeds from sales of loans receivable	435,645	-
Extension and exit fees received from loans receivable	1,763	1,585
Cash and restricted cash acquired from assignment-in-lieu of foreclosure of real estate owned	-	256
Payment of transaction costs from assignment-in-lieu of foreclosure of real estate owned	-	(6,611)
Reserves and deposits held for loans receivable	(5)	1
Capital expenditures on real estate owned	(581)	(1,056)
Net cash provided by (used in) investing activities	367,046	(204,106)

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended
	June 30, 2024	June 30, 2023
Cash flows from financing activities
Payments for withholding taxes upon delivery of stock-based awards	(1,435)	-
Dividends paid	(70,950)	(104,405)
Proceeds from secured financings	1,103,041	649,804
Payment of deferred financing costs	(6,702)	(6,137)
Purchase of interest rate cap	(508)	-
Repayments of secured financings	(1,449,183)	(417,011)
Repayments of secured term loan	(3,814)	(23,124)
Repayments of debt related to real estate owned	(10,000)	-
Net cash (used in) provided by financing activities	(439,551)	99,127

Net decrease in cash, cash equivalents and restricted cash	(45,492)	(63,069)
Cash, cash equivalents and restricted cash, beginning of period	214,889	348,159
Cash, cash equivalents and restricted cash, end of period	$169,397	$285,090

Cash and cash equivalents, end of period	$148,212	$253,055
Restricted cash, end of period	21,185	32,035
Cash, cash equivalents and restricted cash, end of period	$169,397	$285,090

Supplemental disclosure of cash flow information:
Cash paid for interest	$232,867	$222,751
Supplemental disclosure of non-cash investing and financing activities:
Dividends accrued	$35,541	$52,424
Loan principal payments held by servicer	$-	$641
Accrued deferred financing costs	$854	$3,750
Real estate acquired in assignment-in-lieu of foreclosure	$-	$124,332
Lease intangibles, net acquired in assignment-in-lieu of foreclosure	$-	$20,080
Working capital acquired in assignment-in-lieu of foreclosure	$-	$(2,392)
Settlement of loans receivable in assignment-in-lieu of foreclosure	$-	$(208,797)
Accrued assignment-in-lieu of foreclosure transaction costs	$-	$414

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

These unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of our financial position, results of operations and cash flows have been included. Our results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year or any other future period.

We consolidate all entities that are controlled either through majority ownership or voting rights. We also identify entities for which control is achieved through means other than through voting rights (a variable interest entity or “VIE”) using the analysis as set forth in Accounting Standards Codification (“ASC”) 810, Consolidation of Variable Interest Entities, and determine when and which variable interest holder, if any, should consolidate the VIE. We do not have any consolidated variable interest entities as of June 30, 2024 and December 31, 2023. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are particularly susceptible to our judgment include, but are not limited to, the adequacy of our current expected credit loss reserve, the determination of the fair value of real estate assets acquired and liabilities assumed, and the impairment of certain assets.

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

Current Expected Credit Losses

The current expected credit loss (“CECL”) reserve required under ASC 326, Financial Instruments – Credit Losses, reflects our current estimate of potential credit losses related to our loan portfolio. Changes to the CECL reserve are recognized through a provision for or reversal of current expected credit loss reserve on our consolidated statements of operations. ASC 326 specifies the reserve should be based on relevant information about past events, including historical loss experience, current loan portfolio, market conditions and reasonable and supportable macroeconomic forecasts for the duration of each loan.

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

The WARM method requires us to reference historical loan loss data from a comparable data set and apply such loss rate to each of our loans over their expected remaining duration, taking into consideration expected economic conditions over the forecasted timeframe. Our general CECL reserve reflects our forecast of the current and future macroeconomic conditions that may impact the performance of the commercial real estate assets securing our loans and the borrower’s ultimate ability to repay. These estimates include unemployment rates, price indices for commercial properties, and market liquidity, all of which may influence the likelihood and magnitude of potential credit losses for our loans during their expected remaining duration. Additionally, further adjustments may be made based upon loan positions senior to ours, the risk rating of a loan, whether a loan is a construction loan, whether the loan’s initial maturity is near-term, or the economic conditions specific to the property type of a loan’s underlying collateral.

To estimate an annual historical loss rate, we obtained historical loss rate data for loans most comparable to our loan portfolio from a commercial mortgage-backed securities database licensed by a third party, Trepp, LLC, which contains historical loss data from January 1, 1999 through June 30, 2024. We believe this CMBS data is the most relevant, available, and comparable dataset to our portfolio.

When evaluating the current and future macroeconomic environment, we consider the aforementioned macroeconomic factors. Historical data for each metric is compared to historical commercial real estate credit losses in order to determine the relationship between the two variables. We use projections of each macroeconomic factor, obtained from a third party, to approximate the impact the macroeconomic outlook may have on our loss rate. Selections of these economic forecasts require judgment about future events that, while based on the information available to us as of the balance sheet date, are ultimately subjective and uncertain, and the actual economic conditions could vary significantly from the estimates we made. Following a reasonable and supportable forecast period, we use a straight-line method of reverting to the historical loss rate. Additionally, we assess the obligation to extend credit through our unfunded loan commitments through their expected remaining duration, adjusted for projected fundings from interest reserves, if applicable, which is considered in the estimate of the general CECL reserve. For both the funded and unfunded portions of our loans, we consider our internal risk rating of each loan as the primary credit quality indicator underlying our assessment.

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
4.
High Risk/Potential for Loss: A loan that has a risk of realizing a principal loss
5.
Impaired/Loss Likely: A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss

Specific CECL Reserve

In certain circumstances we may determine that a loan is no longer suited for the WARM method due to its unique risk characteristics or where we have deemed the borrower/sponsor to be experiencing financial difficulty and the repayment of the loan’s principal is collateral-dependent. We may instead elect to employ different methods to estimate credit losses that also conform to ASC 326 and related guidance. For such loans, we would separately measure the specific reserve for each loan by using the estimated fair value of the loan’s collateral. If the estimated fair value of the collateral is less than the carrying value of the loan, an asset-specific reserve is created as a component of our overall current expected credit loss reserve. Specific reserves are equal to the excess of a loan’s carrying value to the estimated fair value of the collateral, less estimated costs to sell, if recovery of our investment is expected from the sale of the collateral and such costs will reduce amounts recovered by us.

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

The FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The standard provides improvements to reportable segment disclosure requirements for annual and interim reporting, primarily through enhanced disclosures about significant segment expenses. The standard is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024, with early adoption permitted. The adoption of ASU 2023-07 is not expected to have a material impact on our consolidated financial statements.

Note 3. Loan Portfolio

Loans Receivable

Our loan portfolio as of June 30, 2024 was comprised of the following loans ($ in thousands, except for number of loans):

	Number of Loans	Loan Commitment(1)	Unpaid Principal Balance	Carrying Value (2)	Weighted Average Spread(3)	Weighted Average Interest Rate(4)
Loans receivable held-for-investment:
Variable:
Senior loans(5)	57	$7,513,581	$6,764,591	$6,671,989	+ 3.76%	8.49%
Subordinate loans	1	30,200	30,200	30,351	+ 12.86%	18.20%
	58	7,543,781	6,794,791	6,702,340	+ 3.80%	8.53%
Fixed:
Senior loans(5)	2	$7,597	$7,597	$7,809	N/A	8.25%
Subordinate loans	2	125,886	125,886	124,847	N/A	8.44%
	4	133,483	133,483	132,656		8.43%
Total/Weighted Average	62	$7,677,264	$6,928,274	$6,834,996	N/A	8.53%
General CECL reserve				(125,479)
Loans receivable held-for-investment, net				$6,709,517

(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Net of specific CECL reserves of $78.3 million.
(3)
The weighted average spread is expressed as a spread over the relevant floating benchmark rates. One-month term Secured Overnight Financing Rate (“SOFR”) as of June 30, 2024 was 5.34%. Weighted average is based on outstanding principal as of June 30, 2024. For loans placed on non-accrual, the spread used in calculating the weighted average spread is 0%.
(4)
Reflects the weighted average interest rate based on the applicable floating benchmark rate (if applicable), including SOFR floors (if applicable). Weighted average is based on outstanding principal as of June 30, 2024 and includes loans on non-accrual status. For loans placed on non-accrual, the spread used in calculating the weighted average interest rate is 0%.
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

Activity relating to the loans receivable portfolio for the six months ended June 30, 2024 ($ in thousands):

	Unpaid Principal Balance	Deferred Fees	Specific CECL Reserve	Carrying Value (1)
Balance at December 31, 2023	$7,044,524	$(24,141)	$(72,587)	$6,947,796
Advances on existing loans	263,427	-	-	263,427
Non-cash advances in lieu of interest	23,205	-	-	23,205
Origination fees, extension fees and exit fees	-	(1,423)	-	(1,423)
Repayments of loans receivable	(184,971)	-	-	(184,971)
Repayments of non-cash advances in lieu of interest	(1,865)	-	-	(1,865)
Accretion of fees	-	8,960	-	8,960
Provision for specific CECL reserve	-	-	(48,517)	(48,517)
Transfer to loans held-for-sale	(216,046)	1,603	42,266	(172,177)
Principal charge-offs	-	-	561	561
Balance at June 30, 2024	$6,928,274	$(15,001)	$(78,277)	$6,834,996
General CECL reserve				(125,479)
Carrying Value				$6,709,517

(1)
Balance at December 31, 2023 does not include general CECL reserve.

In April 2024, we sold a senior loan, which was collateralized by two multifamily properties under development located in Irvine, CA and a pledge of equity interests in the borrower, to an unaffiliated purchaser with a then carrying value and unpaid principal balance of $216.8 million and $218.4 million, respectively. During the three months ended March 31, 2024, in anticipation of this loan sale, we classified the loan as held-for-sale and recognized a $42.3 million principal charge-off, representing the difference between the carrying value before principal charge-off and the sales price of the loan. Such principal charge-off was attributable to the construction status of the loan’s collateral asset and its $44.9 million of remaining unfunded commitments. During the three months ended June 30, 2024, we recorded an additional principal charge-off of $0.6 million relating to transaction costs incurred. The loan was on non-accrual status effective October 1, 2023 and was risk rated 4.

In January 2024, we sold three senior loans to an unaffiliated purchaser. As of December 31, 2023, we determined that these loans met the held-for-sale criteria and were not considered in determining our general CECL reserve. The loans receivable held-for-sale were presented net of a $7.5 million principal charge-off, representing the difference between the carrying values before principal charge-off and the sales price of the loans. Two of the three loans were sold at their respective carrying values, while the principal charge-off was allocated and attributable to the construction status of the third loan’s collateral asset and its $105.0 million of remaining unfunded commitments.

As of June 30, 2024, we have no loans receivable classified as held-for-sale. As of December 31, 2023, our loans receivable held-for-sale were comprised of the following loans ($ in thousands):

Property Type	Location	Loan Commitment	Unpaid Principal Balance	Carrying Value Before Principal Charge-Off	Principal Charge-Off	Held-For-Sale Carrying Value
For Sale Condo	FL	$160,000	$158,180	$157,346	$-	$157,346
Multifamily	FL	77,115	76,580	76,275	-	76,275
Mixed-Use	FL	141,791	36,773	35,556	(7,468)	28,088
Total		$378,906	$271,533	$269,177	$(7,468)	$261,709

During the three months ended September 30, 2023, we sold a senior loan collateralized by a portfolio of multifamily properties located in San Francisco, CA. We obtained a true-sale-at-law opinion and determined the transaction constituted a sale. Concurrent with the sale, we entered into an agreement with the transferee which provides for a share of cash flows from the senior loan upon the transferee meeting certain financial metrics. As of June 30, 2024, we have not recognized any value to this interest on our consolidated financial statements.

During the three months ended December 31, 2023, we modified a loan with a borrower that was experiencing financial difficulties, resulting in a maturity extension to June 10, 2024. As of June 30, 2024, the loan had total commitments and an amortized cost basis of $78.6 million, represents approximately 1.1% of total loans receivable held-for-investment, based on carrying value net of any specific CECL reserves, is current on interest payments, is in maturity default, and is risk rated 4. The loan is considered in determining our general CECL reserve.

During the three months ended June 30, 2022, we modified a loan with a borrower that was experiencing financial difficulties, resulting in a decrease in the index rate floor from 1.57% to 1.00% and modified extension requirements. During the year ended December 31, 2023, we further modified this loan to provide for an initial maturity extension to September 18, 2023. As of June 30, 2024, the loan had total commitments and an amortized cost basis of $87.8 million, represents approximately 1.3% of total loans receivable held-for-investment, based on carrying value net of any specific CECL reserves, is current on interest payments, is in maturity default, and is risk rated 4. The loan is considered in determining our general CECL reserve.

Concentration of Risk

The following table presents our loans receivable held-for-investment by loan type, as well as property type and geographic location of the properties collateralizing these loans as of June 30, 2024 and December 31, 2023 ($ in thousands):

	June 30, 2024		December 31, 2023
Loan Type	Carrying Value (1)	Percentage	Carrying Value (2)	Percentage
Senior loans (3)	$6,679,798	98%	$6,792,666	98%
Subordinate loans	155,198	2%	155,130	2%
	$6,834,996	100%	$6,947,796	100%
General CECL reserve	(125,479)		(70,371)
	$6,709,517		$6,877,425

Property Type	Carrying Value (1)	Percentage	Carrying Value (2)	Percentage
Multifamily	$2,721,317	40%	$2,829,436	41%
Hospitality	1,233,207	18%	1,339,067	19%
Office	974,943	14%	961,744	14%
Mixed-Use (4)	604,985	9%	596,919	9%
Other	567,061	8%	482,582	7%
Land	518,645	8%	518,252	7%
For Sale Condo	214,838	3%	219,796	3%
	$6,834,996	100%	$6,947,796	100%
General CECL reserve	(125,479)		(70,371)
	$6,709,517		$6,877,425

Geographic Location	Carrying Value (1)	Percentage	Carrying Value (2)	Percentage
United States
West	$2,445,836	36%	$2,518,716	35%
Northeast	1,763,775	26%	1,861,239	27%
Mid Atlantic	776,594	11%	761,588	11%
Southeast	763,529	11%	735,011	11%
Southwest	600,746	9%	592,324	9%
Midwest	482,617	7%	477,019	7%
Other	1,899	0%	1,899	0%
	$6,834,996	100%	$6,947,796	100%
General CECL reserve	(125,479)		(70,371)
	$6,709,517		$6,877,425

(1)
Net of specific CECL reserves of $78.3 million at June 30, 2024.
(2)
Net of specific CECL reserves of $72.6 million at December 31, 2023.
(3)
Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans and pari passu participations in senior mortgage loans.
(4)
At June 30, 2024, mixed-use comprises of 4% office, 2% retail, 2% multifamily, 1% hospitality, and immaterial amounts of for sale condo. At December 31, 2023, mixed-use comprises of 3% office, 2% retail, 2% multifamily, 1% hospitality, and immaterial amounts of for sale condo.

Interest Income and Accretion

The following table summarizes our interest and accretion income from our loan portfolio and interest on cash balances for the three and six months ended June 30, 2024 and 2023, respectively ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Coupon interest	$148,319	$171,018	$301,326	$327,634
Interest on cash, cash equivalents, and other income	2,485	4,378	5,690	6,681
Accretion of fees	4,327	5,339	8,960	10,586
Total interest and related income(1)	$155,131	$180,735	$315,976	$344,901

(1)
For the three months ended June 30, 2024 and 2023, we did not recognize any default interest, late fees, pre-payment penalties, and/or accelerated fees. For the six months ended June 30, 2024 and 2023, we recognized $1.3 million and $0.3 million, respectively, in default interest, late fees, pre-payment penalties, and/or accelerated fees.

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

The following tables allocate the principal balance and carrying value of our loans receivable held-for-investment based on our internal risk ratings as of June 30, 2024 and December 31, 2023 ($ in thousands):

June 30, 2024
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value (1)	% of Total of Carrying Value
1	-	$-	$-	0%
2	-	-	-	0%
3	39	4,483,181	4,472,171	65%
4	18	2,106,138	2,102,826	31%
5	5	338,955	259,999	4%
	62	$6,928,274	$6,834,996	100%
General CECL reserve			(125,479)
			$6,709,517

(1)
Net of specific CECL reserves of $78.3 million.

December 31, 2023
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value (1)	% of Total of Carrying Value
1	-	$-	$-	0%
2	-	-	-	0%
3	45	5,169,731	5,148,188	74%
4	15	1,536,748	1,534,829	22%
5	5	338,045	264,779	4%
	65	$7,044,524	$6,947,796	100%
General CECL reserve			(70,371)
			$6,877,425

(1)
Net of specific CECL reserves of $72.6 million.

As of June 30, 2024 and December 31, 2023, the average risk rating of our portfolio was 3.4 and 3.3, respectively, weighted by unpaid principal balance.

The following table presents the carrying value and significant characteristics of our loans receivable held-for-investment on non-accrual status as of June 30, 2024 ($ in thousands):

Property Type	Location	Risk Rating	Unpaid Principal Balance	Carrying Value Before Specific CECL Reserve	Specific CECL Reserve	Net Carrying Value	Interest Recognition Method / as of Date
Land	VA	5	$152,236	$152,236	$(32,136)	$120,100	Cost Recovery/ 1/1/2023
Office	CA	5	112,442	112,163	(20,863)	91,300	Cash Basis/ 4/1/2023
Office	CA	4	98,214	97,827	-	97,827	Cost Recovery/ 9/1/2023
Multifamily	NV	4	96,529	96,082	-	96,082	Cash Basis/ 1/1/2024
Land	NY	4	87,741	88,166	-	88,166	Cash Basis/ 4/1/2024
Office	GA	5	71,492	71,094	(24,394)	46,700	Cost Recovery/ 9/1/2023
Land	NY	4	67,000	67,000	-	67,000	Cash Basis/ 11/1/2021
Multifamily	AZ	4	50,164	49,957	-	49,957	Cash Basis/ 1/1/2024
Multifamily	TX	4	39,279	39,085	-	39,085	Cash Basis/ 1/1/2024
Other	Other	5	1,899	1,899	-	1,899	Cost Recovery/ 7/1/2020
Other	NY	5	886	884	(884)	-	Cost Recovery/ 6/30/2023
Total non-accrual (1)			$777,882	$776,393	$(78,277)	$698,116

(1)
Loans classified as non-accrual represented 10.2% of the total loans receivable held-for-investment at June 30, 2024, based on carrying value net of any specific CECL reserves. Excludes five loans with an aggregate carrying value of $600.7 million that are in maturity default but remain on accrual status as the borrower is either current on interest payments or interest is deemed collectible based on the underlying collateral value. Additionally, as of June 30, 2024, we have two loans with an aggregate carrying value of $479.4 million that are delinquent on interest payments but remains on accrual status as the interest is deemed collectible based on the underlying collateral value.

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
This loan was sold in April 2024.
(2)
During the year ended December 31, 2023, interest income of $0.3 million was recognized on a cash basis for this loan while on non-accrual status.
(3)
Loans classified as non-accrual represented 9.2% of the total loans receivable held-for-investment at December 31, 2023, based on carrying value net of any specific CECL reserves. Excludes four loans with an aggregate carrying value of $490.2 million that are in maturity default but remain on accrual status as the borrower is either current on interest payments or interest is deemed collectible based on the underlying collateral value. Additionally, as of December 31, 2023, we have one loan with an aggregate carrying value of $78.4 million that is delinquent on interest payments but remains on accrual status as the interest is deemed collectible based on the underlying collateral value.

Current Expected Credit Losses

The current expected credit loss reserve required under GAAP reflects our current estimate of potential credit losses related to our loan commitments. See Note 2 for further detail of our current expected credit loss reserve methodology.

The following table illustrates the changes in the current expected credit loss reserve for our loans receivable held-for-investment for the three and six months ended June 30, 2024 and 2023, respectively ($ in thousands):

		General CECL Reserve
	Specific CECL Reserve	Loans Receivable Held-for-Investment	Unfunded Loan Commitments (1)	Total General CECL Reserve	Total CECL Reserve
Total reserve, December 31, 2022	$60,300	$68,347	$17,715	$86,062	$146,362
Reversal	-	(1,021)	(2,218)	(3,239)	(3,239)
Total reserve, March 31, 2023	$60,300	$67,326	$15,497	$82,823	$143,123
Provision (reversal)	44,588	(1,628)	(1,485)	(3,113)	41,475
Principal charge-offs	(66,935)	-	-	-	(66,935)
Total reserve, June 30, 2023	$37,953	$65,698	$14,012	$79,710	$117,663

Total reserve, December 31, 2023	$72,587	$70,371	$9,726	$80,097	$152,684
Provision (reversal)	47,285	23,358	(683)	22,675	69,960
Principal charge-offs	(42,266)	-	-	-	(42,266)
Total reserve, March 31, 2024	$77,606	$93,729	$9,043	$102,772	$180,378
Provision	1,232	31,750	946	32,696	33,928
Principal charge-offs	(561)	-	-	-	(561)
Total reserve, June 30, 2024	$78,277	$125,479	$9,989	$135,468	$213,745
Reserve at June 30, 2024 (2)	1.1%			2.0%	3.1%
(1)
The CECL reserve for unfunded commitments is included in other liabilities on the consolidated balance sheets.
(2)
Represents CECL reserve as a percent of total unpaid principal balance of loans receivable held-for-investment as of June 30, 2024.

During the six months ended June 30, 2024, we recorded a provision for current expected credit losses of $103.9 million, which consisted of a $55.4 million increase in our general CECL reserve and a $48.5 million increase in our specific CECL reserve prior to principal charge-offs. The increase in general CECL reserves was primarily attributable to changes in the historical loss rate of the analogous dataset and changes in risk ratings, non-accrual status, and expected remaining duration within our loan portfolio, offset by the reduction in the size of our loan portfolio subject to determination of the general CECL reserve. As of June 30, 2024, our total current expected credit loss reserve was $213.7 million.

During the six months ended June 30, 2023, we recorded a provision for current expected credit losses of $38.2 million, which included a $44.6 million increase in our specific CECL reserve prior to a principal charge-off and a reversal of $6.4 million of general CECL reserves. This reversal of general CECL reserves was primarily attributable to the seasoning of our loan portfolio and a reduction in the size of our loan portfolio. As of June 30, 2023, our total current expected credit loss reserve was $117.7 million.

Specific CECL Reserves

The following table presents a summary of our loans receivable held-for-investment with specific CECL reserves as of June 30, 2024 ($ in thousands):

Property Type	Location	Unpaid Principal Balance	Carrying Value Before Specific CECL Reserve	Specific CECL Reserve	Net Carrying Value
Land	VA	$152,236	$152,236	$32,136	$120,100
Office	CA	112,442	112,163	20,863	91,300
Office	GA	71,492	71,094	24,394	46,700
Other	NY	886	884	884	-
Total		$337,056	$336,377	$78,277	$258,100

As of December 31, 2023, we had a specific CECL reserve of $31.2 million in connection with a senior loan with a borrower that is experiencing financial difficulty and which is secured by land in Arlington, VA. During the six months ended June 30, 2024, we recorded additional specific CECL reserves totaling $0.9 million as a result of protective advances made, resulting in a total specific CECL reserve of $32.1 million. As of June 30, 2024, the loan had an unpaid principal balance and carrying value prior to any specific CECL reserve of $152.2 million and is in maturity default. Effective January 1, 2023, this loan was placed on non-accrual status.

As of December 31, 2023, we had a specific CECL reserve of $20.5 million in connection with a senior loan with a borrower that is experiencing financial difficulty and which is secured by an office building in San Francisco, CA and a pledge of equity interests in the borrower. During the six months ended June 30, 2024, we recorded additional specific CECL reserves totaling $0.4 million based on changes to the collateral value, resulting in a total specific CECL reserve of $20.9 million. As of June 30, 2024, the loan had an unpaid principal balance and carrying value prior to any specific CECL reserve of $112.4 million and $112.2 million, respectively, and is in maturity default. Effective September 1, 2023, this loan was placed on non-accrual status.

As of December 31, 2023, we had a specific CECL reserve of $20.0 million in connection with a senior loan with a borrower that is experiencing financial difficulty and which is secured by an office building in Atlanta, GA and a pledge of equity interests in the borrower. During the six months ended June 30, 2024, we recorded additional specific CECL reserves totaling $4.4 million based on changes to the collateral value, resulting in a total specific CECL reserve of $24.4 million. As of June 30, 2024, the loan had an unpaid principal balance and carrying value prior to any specific CECL reserve of $71.5 million and $71.1 million, respectively, and an initial maturity date of August 27, 2024. Effective September 1, 2023, this loan was placed on non-accrual status.

As of June 30, 2023 and December 31, 2023, we had a specific CECL reserve of $0.9 million in connection with a subordinate loan with a borrower that is experiencing financial difficulty and which is secured by the equity interests in a retail condo in Brooklyn, NY. As of June 30, 2024, the loan had an unpaid principal balance and carrying value prior to any specific CECL reserve of $0.9 million and is in maturity default. Effective June 30, 2023, the loan was placed on non-accrual status.

Fair market values used to determine specific CECL reserves are calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach. Estimates of fair market values used to determine specific CECL reserves as of June 30, 2024 include assumptions of property specific cash flows over estimated holding periods, assumptions of property redevelopment costs, assumptions of leasing activities, discount rates ranging from 6.0% to 9.5%, and market and terminal capitalization rates ranging from 6.0% to 8.3%. These assumptions are based upon the nature of the properties, recent sales and lease comparables, and anticipated real estate and capital market conditions.

Our primary credit quality indicator is our internal risk rating, which is further discussed above. The following table presents the carrying value of our loans receivable held-for-investment as of June 30, 2024 by year of origination and risk rating, and the principal charge-offs recognized during the six months ended June 30, 2024 ($ in thousands):

			Carrying Value by Origination Year as of June 30, 2024
Risk Rating	Number of Loans	Carrying Value (1)	2024	2023	2022	2021	2020	2019	2018
1	-	$-	$-	$-	$-	$-	$-	$-	$-
2	-	-	-	-	-	-	-	-	-
3	39	4,472,171	-	101,093	2,018,589	1,104,317	-	808,669	439,503
4	18	2,102,826	-	-	542,904	570,590	87,750	734,864	166,718
5	5	259,999	-	-	-	46,700	91,300	1,899	120,100
	62	$6,834,996	$-	$101,093	$2,561,493	$1,721,607	$179,050	$1,545,432	$726,321
Principal Charge-offs (2)		$-	$-	$-	$42,827	$-	$-	$-	$-

(1)
Net of specific CECL reserves of $78.3 million.
(2)
Principal charge-off recognized in connection with the sale of a senior loan in April 2024.

The following table details overall statistics for our loans receivable held-for-investment:

	June 30, 2024	December 31, 2023
Weighted average yield to maturity(1)	9.0%	9.1%
Weighted average term to initial maturity	0.8 years	1.2 years
Weighted average term to fully extended maturity(2)	2.2 years	2.6 years

(1)
Represents the weighted average annualized yield to initial maturity of each loan, inclusive of coupon, and fees received, based on the applicable floating benchmark rate/floors (if applicable), in place as of June 30, 2024 and December 31, 2023. For loans placed on non-accrual, the annualized yield to initial maturity used in calculating the weighted average annualized yield to initial maturity is 0%.
(2)
Term to fully extended maturity is determined based on the maximum maturity of each of the corresponding loans, assuming all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.

Note 4. Equity Method Investment

As of June 30, 2024 and December 31, 2023, we hold a 51% interest in CMTG/TT Mortgage REIT LLC (“CMTG/TT”). We are not deemed to be the primary beneficiary of CMTG/TT in accordance with ASC 810, therefore we do not consolidate this joint venture. During its active investment period, CMTG/TT originated loans collateralized by institutional quality commercial real estate. As of June 30, 2024, the sole remaining loan held by CMTG/TT had an unpaid principal balance of $78.5 million and was placed on non-accrual status effective April 1, 2023. As of June 30, 2024, the carrying value of our 51% equity interest in CMTG/TT approximated $42.4 million.

At each reporting period, we assess whether there are any indicators of other-than-temporary impairment of our equity investments. There were no other than temporary impairments of our equity method investment through June 30, 2024.

Note 5. Real Estate Owned

The following table presents detail related to our hotel portfolio and mixed-use real estate owned, net as of June 30, 2024 and December 31, 2023 ($ in thousands):

	June 30, 2024	December 31, 2023
Land	$235,998	$235,998
Building	295,651	295,651
Capital improvements	5,017	4,436
Tenant improvements	4,414	4,414
Furniture, fixtures and equipment	6,500	6,500
Real estate owned	547,580	546,999
Less: accumulated depreciation	(28,861)	(24,040)
Real estate owned, net	$518,719	$522,959

Depreciation expense related to our hotel portfolio and mixed-use real estate owned for the three months ended June 30, 2024 and 2023 was $2.4 million and $2.1 million, respectively. Depreciation expense related to our hotel portfolio and mixed-use real estate owned for the six months ended June 30, 2024 and 2023 was $4.8 million and $4.2 million, respectively. At each reporting period, we assess whether there are any indicators of impairment of our real estate owned assets. There were no impairments of our real estate owned assets through June 30, 2024.

The following table presents additional detail related to the revenues and operating expenses of our real estate owned properties ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue
Hotel portfolio	$20,728	$19,866	$32,745	$30,829
Mixed-Use property fixed rents	2,094	-	4,172	-
Mixed-Use property straight-line rent adjustment	32	-	63	-
Mixed-Use property variable rents	81	-	220	-
Mixed-Use property amortization of above and below market leases, net	(354)	-	(708)	-
Total revenue from real estate owned	$22,581	$19,866	$36,492	$30,829

Operating expenses
Hotel portfolio	$12,647	$11,269	$24,269	$21,268
Mixed-Use property	1,212	-	2,470	-
Total operating expenses from real estate owned	$13,859	$11,269	$26,739	$21,268

Leases

We have non-cancelable operating leases for space in our mixed-use property. These leases provide for fixed rent payments, which we recognize on a straight-line basis, and variable rent payments, including reimbursement of certain operating expenses and miscellaneous fees, which we recognize when earned. As of June 30, 2024, the future minimum fixed rents under our non-cancellable leases for each of the next five years and thereafter are as follows ($ in thousands):

Year	Amount
2024 (1)	$4,156
2025	8,383
2026	8,415
2027	8,432
2028	8,323
Thereafter	27,462
Total	$65,171

(1)
Contractual lease payments due for the remaining six months of 2024.

Lease Intangibles

Upon acquisition of our mixed-use property on June 30, 2023, $20.1 million of the purchase price was allocated to lease related intangible assets including $4.8 million to in-place lease values, $17.9 million to above market lease values, $4.2 million to below market lease values, and $1.6 million to other lease related values.

As of June 30, 2024 and December 31, 2023, our lease intangibles are comprised of the following ($ in thousands):

Intangible	June 30, 2024	December 31, 2023
In-place, above market, and other lease values	$24,289	$24,289
Less: accumulated amortization	(2,592)	(1,296)
In-place, above market, and other lease values, net	$21,697	$22,993

Below market lease values	$(4,209)	$(4,209)
Less: accumulated amortization	377	188
Below market lease values, net	$(3,832)	$(4,021)

Amortization of in-place and other lease values for the three and six months ended June 30, 2024 was $0.2 million and $0.4 million, respectively. Amortization of above market lease values for the three and six months ended June 30, 2024 was $0.4 million and $0.9 million, respectively. Amortization of below market lease values for the three and six months ended June 30, 2024 was $0.1 million and $0.2 million, respectively. We did not recognize any amortization of lease intangibles during the comparable prior period.

As of June 30, 2024, the estimated amortization of these intangibles for the next five years is approximately as follows ($ in thousands):

	In-place and Other Lease Values (1)	Above Market Lease Values (2)	Below Market Lease Values (2)
2024 (3)	$401	$(895)	$188
2025	802	(1,791)	377
2026	802	(1,791)	377
2027	802	(1,791)	377
2028	769	(1,771)	377
Thereafter	2,025	(8,057)	2,136
Total	$5,601	$(16,096)	$3,832

(1)
Amortization of in-place and other lease values is recognized in depreciation and amortization expense on our consolidated statements of operations.
(2)
Amortization of above and below market lease values, net is recognized in revenue from real estate owned on our consolidated statements of operations.
(3)
Represents amortization for the remaining six months of 2024.

At acquisition, the weighted average amortization period for in-place and other lease values, above-market lease values, and below market lease values was approximately 8.9 years, 10.5 years, and 11.3 years, respectively.

Note 6. Debt Obligations

As of June 30, 2024 and December 31, 2023, we financed certain of our loans receivable using repurchase agreements, a term participation facility, the sale of loan participations, and notes payable. Further, we have a secured term loan and debt related to real estate owned. Our financings bear interest at a rate equal to SOFR plus a credit spread.

The following table summarizes our financings as of June 30, 2024 and December 31, 2023 ($ in thousands):

	June 30, 2024			December 31, 2023
	Capacity	Borrowing Outstanding	Weighted Average Spread (1)	Capacity	Borrowing Outstanding	Weighted Average Spread(1)
Repurchase agreements and term participation facility (2)	$5,626,006	$3,990,887	+ 2.69%	$5,709,907	$4,271,112	+ 2.76%
Loan participations sold	100,634	100,634	+ 4.25%	120,634	120,634	+ 4.15%
Notes payable	359,667	247,027	+ 3.44%	419,867	286,827	+ 3.10%
Secured term loan	721,638	721,638	+ 4.50%	725,452	725,452	+ 4.50%
Debt related to real estate owned	280,000	280,000	+ 2.90%	290,000	290,000	+ 2.83%
Total/Weighted Average	$7,087,945	$5,340,186	+ 3.01%	$7,265,860	$5,694,025	+ 3.03%

(1)
Weighted average spread over the applicable benchmark rate is based on unpaid principal balance. SOFR as of June 30, 2024 and December 31, 2023 was 5.34% and 5.35%, respectively.
(2)
The repurchase agreements and term participation facility are partially recourse to us. As of June 30, 2024 and December 31, 2023, the weighted average recourse on both our repurchase agreements and term participation facility was 29% and 30%, respectively.

Repurchase Agreements and Term Participation Facility

Repurchase Agreements.

The following table summarizes our repurchase agreements by lender as of June 30, 2024 ($ in thousands):

Lender	Initial Maturity	Fully Extended Maturity (1)	Maximum Capacity	Borrowing Outstanding and Carrying Value	Undrawn Capacity	Carrying Value of Collateral (2)
JP Morgan Chase Bank, N.A.	7/28/2026	7/28/2028	$2,411,713	$2,268,143	$143,570	$3,284,536
Morgan Stanley Bank, N.A.	1/26/2025	1/26/2025	1,000,000	549,169	450,831	798,327
Goldman Sachs Bank USA	5/31/2025	5/31/2027	500,000	143,215	356,785	187,802
Barclays Bank PLC	12/20/2024	12/20/2025	500,000	-	500,000	-
Wells Fargo Bank, N.A.	9/29/2024	9/29/2026	750,000	660,167	89,833	895,896
Total			$5,161,713	$3,620,694	$1,541,019	$5,166,561

(1)
Facility maturity dates may be extended, subject to meeting prescribed conditions.
(2)
Net of specific CECL reserves, if any.

The Deutsche Bank AG, New York Branch repurchase agreement reached its maturity in June 2024, upon which the facility was terminated.

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

Term Participation Facility

On November 4, 2022, we entered into a master participation and administration agreement to finance certain of our mortgage loans. As of June 30, 2024, the facility had $464.3 million in financing commitments of which $370.2 million was outstanding. As of December 31, 2023, the facility had $654.4 million in financing commitments of which $465.4 million was outstanding. As of June 30, 2024, the maturity date of the facility is October 11, 2028.

Our term participation facility as of June 30, 2024 is summarized as follows ($ in thousands):

Contractual Maturity Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral
10/11/2028	$370,193	$370,193	$624,263

Our term participation facility as of December 31, 2023 is summarized as follows ($ in thousands):

Contractual Maturity Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral
10/11/2028	$465,434	$465,434	$797,335

Loan Participations Sold

Our loan participations sold as of June 30, 2024 are summarized as follows ($ in thousands):

Contractual Maturity Date	Maximum Extension Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral
10/18/2024(1)	10/18/2024	$100,634	$100,759	$183,992
Total		$100,634	$100,759	$183,992

(1)
Carrying value of collateral includes cash reserve balances held by our financing counterparty.

Our loan participations sold as of December 31, 2023 are summarized as follows ($ in thousands):

Contractual Maturity Date	Maximum Extension Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral
10/18/2024(1)	10/18/2024	$100,634	$100,508	$182,723
12/31/2024	12/31/2025	20,000	20,000	157,346
Total		$120,634	$120,508	$340,069

(1)
Carrying value of collateral includes cash reserve balances held by our financing counterparty.

Notes Payable

Our notes payable as of June 30, 2024 are summarized as follows ($ in thousands):

Contractual Maturity Date	Maximum Extension Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral
5/13/2026	5/13/2027	$52,973	$52,326	$119,036
2/2/2026	2/2/2027	55,004	54,295	67,583
9/2/2026	9/2/2027	79,917	78,793	112,340
10/13/2025	10/13/2026	59,133	58,604	97,869
Total		$247,027	$244,018	$396,828

Our notes payable as of December 31, 2023 are summarized as follows ($ in thousands):

Contractual Maturity Date	Maximum Extension Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral
12/31/2024	12/31/2025	$110,714	$110,152	$157,346
2/2/2026	2/2/2027	50,418	49,576	61,941
9/2/2026	9/2/2027	46,267	45,063	64,270
11/22/2024	11/24/2026	39,504	39,237	52,662
10/13/2025	10/13/2026	39,924	39,313	65,637
Total		$286,827	$283,341	$401,856

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

The secured term loan as of June 30, 2024 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Interest Rate	Borrowing Outstanding	Carrying Value
8/9/2026	S + 4.50%	9.94%	$721,638	$711,177

(1)
SOFR at June 30, 2024 was 5.34%.

The secured term loan as of December 31, 2023 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Interest Rate	Borrowing Outstanding	Carrying Value
8/9/2026	S + 4.50%	9.95%	$725,452	$712,576

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

Our debt related to real estate owned as of June 30, 2024 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Net Interest Rate (1)	Borrowing Outstanding	Carrying Value
11/9/2024	S + 2.90%	7.90%	$280,000	$278,600

(1)
SOFR at June 30, 2024 was 5.34%, which exceeded the 5.00% ceiling provided by our interest rate cap. See Note 7 - Derivatives for further detail.

Our debt related to real estate owned as of December 31, 2023 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Net Interest Rate (1)	Borrowing Outstanding	Carrying Value
2/9/2024	S + 2.83%	5.83%	$290,000	$289,913

(1)
SOFR at December 31, 2023 was 5.35%, which exceeded the 3.00% ceiling provided by our interest rate cap. See Note 7 – Derivatives for further detail.

Short-Term Funding Facility

On June 29, 2022, we entered into a full recourse revolving credit facility with $150.0 million in capacity. The facility generally provides interim financing for eligible loans for up to 180 days at an initial advance rate of up to 75%, which declines after the 30th day. The facility matures on June 29, 2025 and we incur interest at a rate of SOFR, plus a 0.10% credit spread adjustment, plus a spread of 2.25%. With the consent of our lenders, and subject to certain conditions, the commitment of the facility may be increased up to $500.0 million. As of June 30, 2024 and December 31, 2023, we had no outstanding balance on the facility.

Interest Expense and Amortization

The following table summarizes our interest and amortization expense on our secured financings, debt related to real estate owned and secured term loan for the three and six months ended June 30, 2024 and 2023, respectively ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest expense on secured financings	$90,357	$95,860	$183,173	$178,810
Interest expense on secured term loan	18,174	17,942	36,419	35,183
Amortization of deferred financing costs	4,694	5,874	9,564	11,710
Interest and related expense	113,225	119,676	229,156	225,703
Interest expense on debt related to real estate owned (1)	6,869	5,865	13,198	11,309
Total interest and related expense	$120,094	$125,541	$242,354	$237,012

(1)
For the three months ended June 30, 2024 and 2023, interest on debt related to real estate owned includes $1.1 million and $132,000 of amortization of deferred financing costs, respectively. For the six months ended June 30, 2024 and 2023, interest on debt related to real estate owned includes $1.5 million and $263,000 of amortization of financing costs, respectively.

Financial Covenants

Our financing agreements generally contain certain financial covenants. For example, our ratio of earnings before interest, taxes, depreciation, and amortization to interest charges (“Interest Coverage Ratio”), as defined in our repurchase agreements, term participation facility, and short-term funding facility, shall not be less than 1.3 to 1.0, whereas our ratio of earnings before interest, taxes, depreciation, and amortization to interest charges as defined in our secured term loan shall not be less than 1.5 to 1.0. Further, (i) our tangible net worth, as defined in the agreements, shall not be less than $1.91 billion as of each measurement date; (ii) cash liquidity shall not be less than the greater of (x) $50 million or (y) 5% of our recourse indebtedness; and (iii) our indebtedness shall not exceed 77.8% of our total assets. As of June 30, 2024, we are in compliance with all covenants under our financing agreements. The requirements set forth in (i) through (iii) above are based upon the most restrictive financial covenants in place as of the reporting date. Further, we have modified the Interest Coverage Ratio in our repurchase agreements and term participation facility to provide that for the quarters ended June 30, 2024 through September 30, 2025, our Interest Coverage Ratio shall not be less than 1.1 to 1.0. Future compliance with our financial covenants is dependent upon the results of our operating activities, our financial condition, and the overall market conditions in which we and our borrowers operate. As market conditions evolve, we may continue to work with our counterparties on modifying financial covenants as needed.

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

Changes in the fair value of our interest rate cap are recorded as an unrealized gain or loss on interest rate cap on our consolidated statements of operations and the fair value is recorded in other assets on our consolidated balance sheets. Proceeds received from our counterparty related to the interest rate cap are recorded as proceeds from interest rate cap on our consolidated statements of operations. As of June 30, 2024 and December 31, 2023, the fair value of the interest rate cap was $0.3 million and $0.9 million, respectively. During the three months ended June 30, 2024 and 2023, we recognized $0.2 million and $1.5 million, respectively, of proceeds from interest rate cap. During the six months ended June 30, 2024 and 2023, we recognized $1.1 million and $2.7 million, respectively, of proceeds from interest rate cap.

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

Financial Instruments Reported at Fair Value

The fair value of our interest rate cap is determined by using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the interest rate cap. The variable interest rates used in the calculation of projected receipts on the interest rate cap are based on a third-party expert’s expectation of future interest rates derived from observable market interest rate curves and volatilities. Our interest rate cap is classified as Level 2 in the fair value hierarchy and is valued at $0.3 million and $0.9 million at June 30, 2024 and December 31, 2023, respectively.

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows ($ in thousands):

	June 30, 2024
	Carrying	Unpaid Principal		Fair Value Hierarchy Level
	Value	Balance	Fair Value	Level 1	Level 2	Level 3
Loans receivable held-for-investment, net	$6,709,517	$6,928,274	$6,688,243	$-	$-	$6,688,243
Repurchase agreements	3,620,694	3,620,694	3,620,694	-	-	3,620,694
Term participation facility	370,193	370,193	370,677	-	-	370,677
Loan participations sold, net	100,759	100,634	100,297	-	-	100,297
Notes payable, net	244,018	247,027	244,781	-	-	244,781
Secured term loan, net	711,177	721,638	664,809	-	-	664,809
Debt related to real estate owned, net	278,600	280,000	278,318	-	-	278,318

	December 31, 2023
	Carrying	Unpaid Principal		Fair Value Hierarchy Level
	Value	Balance	Fair Value	Level 1	Level 2	Level 3
Loans receivable held-for-investment, net	$6,877,425	$7,044,524	$6,875,377	$-	$-	$6,875,377
Loans receivable held-for-sale	261,709	264,065	261,709	-	-	261,709
Repurchase agreements	3,805,678	3,805,678	3,805,678	-	-	3,805,678
Term participation facility	465,434	465,434	463,010	-	-	463,010
Loan participations sold, net	120,508	120,634	120,000	-	-	120,000
Notes payable, net	283,341	286,827	284,904	-	-	284,904
Secured term loan, net	712,576	725,452	694,620	-	-	694,620
Debt related to real estate owned, net	289,913	290,000	289,422	-	-	289,422

Note 9. Equity

Common Stock

Our charter provides for the issuance of up to 500,000,000 shares of common stock with a par value of $0.01 per share. We had 138,954,433 and 138,745,357 shares of common stock issued and 138,954,433 and 138,745,357 shares of common stock outstanding as of June 30, 2024 and December 31, 2023, respectively.

The following table provides a summary of the number of shares of common stock outstanding during the six months ended June 30, 2024 and 2023, respectively:

	Six Months Ended
Common Stock Outstanding	June 30, 2024	June 30, 2023
Beginning balance	138,745,357	138,376,144
Issuance of common stock in exchange for fully vested RSUs	209,076	9,760
Ending balance	138,954,433	138,385,904

At the Market Stock Offering Program

On May 10, 2024, we entered into an equity distribution agreement with certain sales agents, pursuant to which we may sell, from time to time, up to an aggregate sales price of $150.0 million of our common stock pursuant to a continuous offering program (the “ATM Agreement”) under our Shelf. Sales of our common stock made pursuant to the ATM Agreement may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. The timing and amount of actual sales will depend on a variety of factors including market conditions, the trading price of our common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the six months ended June 30, 2024, we did not issue any shares of our common stock pursuant to the ATM Agreement, and we incurred $0.5 million of professional and legal fees to establish the program which are included in general and administrative expense on our consolidated statement of operations. As of June 30, 2024, the ATM Agreement has not been utilized, and $150.0 million remained available for issuance of our common stock pursuant to the ATM Agreement.

Dividends

The following tables detail our dividend activity for common stock ($ in thousands, except per share data):

For the Quarter Ended
	March 31, 2024		June 30, 2024
	Amount	Per Share	Amount	Per Share
Dividends declared - common stock	$34,687	$0.25	$34,739	$0.25
Record Date - common stock	March 29, 2024		June 28, 2024
Payment Date - common stock	April 15, 2024		July 15, 2024

For the Quarter Ended
	March 31, 2023		June 30, 2023
	Amount	Per Share	Amount	Per Share
Dividends declared - common stock	$51,199	$0.37	$51,203	$0.37
Record Date - common stock	March 31, 2023		June 30, 2023
Payment Date - common stock	April 14, 2023		July 14, 2023

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

As of June 30, 2024 and 2023, we had no dilutive securities. As a result, basic and diluted EPS are the same. The calculation of basic and diluted EPS is as follows ($ in thousands, except for share and per share data):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net (loss) income	$(11,554)	$4,253	$(64,349)	$40,931
Dividends on participating securities (1)	(780)	(1,217)	(1,704)	(2,418)
Participating securities’ share in earnings	-	-	-	-
Basic (loss) earnings	$(12,334)	$3,036	$(66,053)	$38,513
Weighted average shares of common stock outstanding, basic and diluted (2)	139,078,117	138,399,446	138,934,615	138,392,666
Net (loss) income per share of common stock, basic and diluted	$(0.09)	$0.02	$(0.48)	$0.28

(1)
For the three months ended June 30, 2024 and 2023, dividends on participating securities excludes $22,000 and $4,000 of dividends on fully vested RSUs. For the six months ended June 30, 2024 and 2023, dividends on participating securities excludes $33,000 and $8,000 of dividends on fully vested RSUs.
(2)
Amounts as of June 30, 2024 and 2023 include 89,282 and 33,257 fully vested RSUs.

For the three months ended June 30, 2024 and 2023, 3,197,914 and 3,249,255 of weighted average unvested RSUs, respectively, were excluded from the calculation of diluted EPS because the effect was anti-dilutive. For the six months ended June 30, 2024 and 2023, 2,905,313 and 2,719,157 weighted average RSUs, respectively, were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

Note 11. Related Party Transactions

Our activities are managed by our Manager. Pursuant to the terms of the Management Agreement, our Manager is responsible for originating investment opportunities, providing asset management services and administering our day-to-day operations. Our Manager is entitled to receive a management fee, an incentive fee, and a termination fee as defined below.

The following table summarizes our management and incentive fees ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Management fees	$9,011	$9,641	$18,221	$19,297
Incentive fees	-	-	-	1,558
Total	$9,011	$9,641	$18,221	$20,855

Management Fees

Effective October 1, 2015, our Manager earns a base management fee in an amount equal to 1.50% per annum of Stockholders’ Equity, as defined in the Management Agreement. Management fees are reduced by our pro rata share of any management fees and incentive fees (if incentive fees are not incurred by us) incurred to our Manager by CMTG/TT. Management fees are paid quarterly, in arrears, and $9.0 million and $9.3 million were accrued and were included in management fee payable – affiliate, on our consolidated balance sheets at June 30, 2024 and December 31, 2023, respectively.

Incentive Fees

Our Manager is entitled to an incentive fee equal to 20% of the excess of our Core Earnings on a rolling four-quarter basis, as defined in the Management Agreement, over a 7.00% return on Stockholders’ Equity. Incentive fees are reduced by our pro rata share of any incentive fees incurred to our Manager by CMTG/TT.

There were no accrued incentive fees on our consolidated balance sheets as of June 30, 2024 and December 31, 2023.

Termination Fees

If we elect to terminate the Management Agreement, we are required to pay our Manager a termination fee equal to three times the sum of the average total annual amount of management fees and the average annual incentive fee paid by us over the prior two years.

Reimbursable Expenses

Our Manager or its affiliates are entitled to reimbursement for certain documented costs and expenses incurred by them on our behalf, as set forth in the Management Agreement, excluding any expenses specifically required to be borne by our Manager under the

Management Agreement. For the three months ended June 30, 2024 and 2023, we incurred $1.4 million and $1.3 million respectively, of reimbursable expenses incurred on our behalf by our Manager which are included in general and administrative expenses on our consolidated statements of operations. For the six months ended June 30, 2024 and 2023, we incurred $2.2 million and $2.0 million of reimbursable expenses incurred on our behalf by our Manager. As of June 30, 2024 and December 31, 2023, $1.0 million and $1.0 million, respectively, of reimbursable expenses incurred on our behalf and due to our Manager are included in other liabilities on our consolidated balance sheets.

Note 12. Stock-Based Compensation

Incentive Award Plan

We are externally managed and do not currently have any employees. On March 30, 2016, we adopted the 2016 Incentive Award Plan (the “Plan”) to promote the success and enhance the value of the Company by linking the individual interests of employees of our Manager and its affiliates to those of our stockholders. As of June 30, 2024, the maximum remaining number of shares that may be issued under the Plan is 3,960,509 shares. Awards granted under the Plan may be granted with the right to receive dividend equivalents and generally vest in equal installments on the specified anniversaries of the grant.

Deferred Compensation Plan

On May 24, 2022, we adopted the Deferred Compensation Plan to provide our directors and certain executives with an opportunity to defer payment of their stock-based compensation or RSUs and director cash fees, if applicable, pursuant to the terms of the Deferred Compensation Plan.

Under our Deferred Compensation Plan, certain of our Board members elected to receive the annual fees and/or time-based RSUs to which they are entitled under our Non-Employee Director Compensation Program in the form of deferred RSUs. Accordingly, for the three months ended June 30, 2024 and 2023, we issued 5,027 and 4,007, respectively, of deferred RSUs in lieu of cash fees to such directors and recognized a related expense of approximately $47,000 and $48,000, respectively. For the six months ended June 30, 2024 and 2023, we issued 8,478 and 6,887, respectively, of deferred RSUs in lieu of cash fees to such directors and recognized a related expense of approximately $94,000 and $91,000, respectively. Such related expense is included in general and administrative expenses on our consolidated statements of operations.

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

Eligible non-executive members of the Board were granted the time-based RSUs under the Plan. Each RSU was granted with the right to receive dividend equivalents. Additionally, certain directors elected to defer their RSUs pursuant to the terms of the Deferred Compensation Plan. Such deferred awards will become payable on the earliest to occur of the participant’s separation from service or a change in control. The following table details the time-based RSUs granted to non-executive members of the Board:

Date of Grant	Total RSU Grant	Grant Date Fair Value Per Share
6/1/2024	89,214	$8.07
6/1/2023	58,536	$10.25
6/1/2022	29,280	$20.49

Stock-Based Compensation Expense

For the three months ended June 30, 2024 and 2023, we recognized $4.0 million and $4.4 million, respectively, of stock-based compensation expense related to the RSUs. For the six months ended June 30, 2024 and 2023, we recognized $8.4 million and $7.8 million, respectively, of stock-based compensation expense related to the RSUs. Such expense is considered a non-cash expense.

Stock-based compensation expense is recognized in earnings on a straight-line basis over the applicable award’s vesting period. Forfeitures of stock-based compensation awards are recognized as they occur. As of June 30, 2024, total unrecognized compensation expense was $29.2 million based on the grant date fair value of RSUs granted. This expense is expected to be recognized over a remaining period of 1.7 years from June 30, 2024.

We may allow participants of the Plan to settle their tax liabilities through a reduction of their vested RSU delivery. Such amount will result in a corresponding adjustment to additional paid-in capital and a cash payment to our Manager or its affiliates in order to remit the required statutory tax withholding to each respective taxing authority. Similarly, during the three months ended June 30, 2024, we amended the RSU grant agreements of certain participants with respect to whom neither we nor our Manager or its affiliates had a statutory basis to withhold required tax payments. Such amendments provided for partial cash settlement of fully vested RSUs as of the date of the amendments in order to facilitate the satisfaction by such participants of income tax obligations arising from delivery of common stock to settle vested RSUs. During the three and six months ended June 30, 2024, we delivered 188,230 shares of our common stock for 360,316 vested RSUs and concurrently recorded a $1.4 million increase to additional paid-in capital on our consolidated statement of changes in equity. There were no deliveries of shares of common stock for vested RSUs in the comparable prior periods.

The following tables detail the time-based RSU activity during the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value Per Share	Number of Restricted Share Units	Weighted Average Grant Date Fair Value Per Share
Unvested, beginning of period	2,526,202	$15.31	2,159,280	$18.74
Granted	1,264,214	$9.53	1,158,536	$11.25
Vested	(420,186)	$11.15	(29,280)	$20.49
Forfeited	(249,334)	$12.85	(20,000)	$18.72
Unvested, end of period	3,120,896	$13.72	3,268,536	$16.07

Note 13. Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with our taxable year ended December 31, 2015 and expect to continue to operate so as to qualify as a REIT. As a result, we will generally not be subject to federal and state income tax on that portion of our income that we distribute to stockholders if we (i) distribute at least 90% of our taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains, and (ii) comply with certain other requirements to qualify as a REIT. Since Commencement of Operations, we have been in compliance with all REIT requirements and we plan to continue to operate so that we meet the requirements for taxation as a REIT. Therefore, other than amounts relating to our taxable REIT subsidiary (“TRS”), as described below, we have not provided for current income tax expense related to our REIT taxable income for the three and six months ended June 30, 2024 and 2023, respectively. Additionally, no provision has been made for federal or state income taxes in the accompanying financial statements, as we believe we have met the prescribed requisite requirements.

Our real estate owned hotel portfolio is held in a TRS. A TRS is a corporation that is owned directly or indirectly by a REIT and has jointly elected with the REIT to be treated as a TRS for tax purposes. Given the TRS’s history of generating taxable losses, we are not able to conclude that it is more likely than not that we will realize the future benefit of the TRS’s deferred tax assets and recorded a full valuation allowance. Given the full valuation allowance, we did not record a provision for income taxes for the three and six months ended June 30, 2024 and 2023, and we did not have any deferred tax assets or deferred tax liabilities as of June 30, 2024 and December 31, 2023. The deferred tax asset and valuation allowance at June 30, 2024 were $26.7 million, respectively. The deferred tax asset and valuation allowance at December 31, 2023 were $21.7 million, respectively.

We recognize tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions, if applicable, are included as a component of the provision for income taxes in our consolidated statements of operations. As of June 30, 2024 and December 31, 2023, we have not recorded any amounts for uncertain tax positions.

Our tax returns are subject to audit by taxing authorities. Tax years 2020 and onward remain open to examination by major taxing jurisdictions in which we are subject to taxes.

Note 14. Commitments and Contingencies

We hold a 51% interest in CMTG/TT as a result of committing to invest $124.9 million in CMTG/TT. Distributions representing repayment proceeds from CMTG/TT’s loans may be recalled by CMTG/TT, if the repayment occurred at least six months prior to the loan’s initial maturity date. As of June 30, 2024 and December 31, 2023, we have contributed $163.1 million and $163.1 million, respectively, to CMTG/TT and have received return of capital distributions of $123.3 million, of which $111.1 million were recallable. As of June 30, 2024 and December 31, 2023, our remaining capital commitment to CMTG/TT was $72.9 million and $72.9 million, respectively.

As of June 30, 2024 and December 31, 2023, we had aggregate unfunded loan commitments of $749.0 million and $1.1 billion respectively, which amounts will generally be funded to finance construction or leasing related expenditures by our borrowers, subject to them achieving certain conditions precedent to such funding. These future commitments will expire over the remaining term of the loans, none of which exceed five years.

Our contractual payments due under all financings were as follows as of June 30, 2024 ($ in thousands):

Year	Initial Maturity(2)	Fully Extended Maturity(3)
2024(1)	$2,191,071	$934,237
2025	1,692,395	994,971
2026	1,456,720	1,619,057
2027	-	1,417,465
2028	-	374,456
Total	$5,340,186	$5,340,186

(1) Includes financings outstanding of $395.9 million related to eight loans in maturity default with aggregate unpaid principal balance of $811.2 million.

(2) Initial maturity is based on the earlier of the initial maturity date of each individual corresponding loan receivable or the maximum maturity date under the respective financing agreement, assuming conditions to extend are met.

(3) Fully extended maturity is based on the earlier of the fully extended maturity date of each individual corresponding loan receivable or the maximum maturity date under the respective financing agreement, assuming conditions to extend are met.

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

Note 15. Subsequent Events

We have evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that the following events have occurred:

1.
We received the full repayment of two loans with a combined unpaid principal balance of $121.2 million as of June 30, 2024.
2.
We received the full repayment of an office loan receivable with an unpaid principal balance of $122.5 million. Consideration received upon repayment included cash proceeds of $25.1 million, a loan receivable with a total unpaid principal balance of $100.0 million secured by a retail and entertainment property located in East Rutherford, NJ, and other forms of credit support.
3.
The Company declared a dividend of $0.10 per share of common stock with respect to the third quarter of 2024. The dividend is payable on October 15, 2024 to stockholders of record as of the close of business on September 30, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. References herein to “Claros Mortgage Trust,” “Company,” “we,” “us” or “our” refer to Claros Mortgage Trust, Inc. and its subsidiaries unless the context specifically requires otherwise. References to our “Manager” refer to Claros REIT Management LP and references to our “Sponsor” refer to Mack Real Estate Credit Strategies, L.P. (“MRECS”), the CRE lending and debt investment business affiliated with our Manager and Mack Real Estate Group, LLC (“MREG”). Although MRECS and MREG are distinct legal entities, for convenience, references to our “Sponsor” are deemed to include references to MRECS and MREG, individually or collectively, as appropriate for the context and unless otherwise indicated. References to “CRE” throughout this Quarterly Report on Form 10-Q means commercial real estate.

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

I. Key Financial Measures and Indicators

As a CRE finance company, we believe the key financial measures and indicators for our business are net income (loss) per share, Distributable Earnings (Loss) per share, Distributable Earnings per share prior to realized gains and losses, which includes principal charge-offs, dividends declared per share, book value per share, adjusted book value per share, Net Debt-to-Equity Ratio and Total Leverage Ratio. During the three months ended June 30, 2024, we had net loss per share of $(0.09), Distributable Earnings per share of $0.20, Distributable Earnings per share prior to realized losses of $0.21, and dividends declared per share of $0.25. As of June 30, 2024, our book value per share was $15.27, our adjusted book value per share was $16.44, our Net Debt-to-Equity Ratio was 2.4x, and our Total Leverage Ratio was 2.8x. We use Net Debt-to-Equity Ratio and Total Leverage Ratio, financial measures which are not prepared in accordance with GAAP, to evaluate our financial leverage, which in the case of our Total Leverage Ratio, makes certain adjustments that we believe provide a more conservative measure of our financial condition.

Net Loss Per Share and Dividends Declared Per Share

The following table sets forth the calculation of basic and diluted net loss per share and dividends declared per share ($ in thousands, except share and per share data):

	Three Months Ended
	June 30, 2024	March 31, 2024
Net loss	$(11,554)	$(52,795)
Weighted average shares of common stock outstanding, basic and diluted	139,078,117	138,791,113
Basic and diluted net loss per share of common stock	$(0.09)	$(0.39)
Dividends declared per share of common stock	$0.25	$0.25

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

Distributable Earnings (Loss)

Distributable Earnings (Loss) is a non-GAAP measure used to evaluate our performance excluding the effects of certain transactions, non-cash items and GAAP adjustments, as determined by our Manager. Distributable Earnings (Loss) is a non-GAAP measure, which we define as net income (loss) in accordance with GAAP, excluding (i) non-cash stock-based compensation expense, (ii) real estate owned depreciation and amortization, (iii) any unrealized gains or losses from mark-to-market valuation changes (other than permanent impairments) that are included in net income (loss) for the applicable period, (iv) one-time events pursuant to changes in GAAP and (v) certain non-cash items, which in the judgment of our Manager, should not be included in Distributable Earnings (Loss). Furthermore, the Company presents Distributable Earnings prior to realized gains and losses, which includes principal charge-offs, as the Company believes this more easily allows our Board, Manager, and investors to compare our operating performance to our peers, to assess our ability to declare and pay dividends, and to determine our compliance with certain financial covenants. Pursuant to the Management Agreement, we use Core Earnings, which is substantially the same as Distributable Earnings (Loss) excluding incentive fees, to determine the incentive fees we pay our Manager.

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

The table below summarizes the reconciliation from weighted average diluted shares under GAAP to the weighted average diluted shares used for Distributable Earnings (Loss) and Distributable Earnings prior to realized gains and losses for the three months ended June 30, 2024 and March 31, 2024:

	Three Months Ended
Weighted Averages	June 30, 2024	March 31, 2024
Diluted Shares - GAAP	139,078,117	138,791,113
Unvested RSUs	3,197,914	2,612,712
Diluted Shares - Distributable Earnings (Loss)	142,276,031	141,403,825

The following table provides a reconciliation of net loss to Distributable Earnings (Loss) and Distributable Earnings prior to realized losses ($ in thousands, except share and per share data):

	Three Months Ended
	June 30, 2024	March 31, 2024
Net loss:	$(11,554)	$(52,795)
Adjustments:
Non-cash stock-based compensation expense	3,999	4,353
Provision for current expected credit loss reserve	33,928	69,960
Depreciation and amortization expense	2,623	2,599
Amortization of above and below market lease values, net	354	354
Unrealized loss on interest rate cap	94	998
Loss on extinguishment of debt	999	2,244
Distributable Earnings prior to realized losses	$30,443	$27,713
Loss on extinguishment of debt	(999)	(2,244)
Principal charge-offs	(561)	(42,266)
Distributable Earnings (Loss)	$28,883	$(16,797)
Weighted average diluted shares - Distributable Earnings (Loss)	142,276,031	141,403,825
Diluted Distributable Earnings per share prior to realized losses	$0.21	$0.20
Diluted Distributable Earnings (Loss) per share	$0.20	$(0.12)

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

The following table sets forth the calculation of our book value and our adjusted book value per share as of June 30, 2024 and December 31, 2023 ($ in thousands, except share and per share data):

	June 30, 2024	December 31, 2023
Equity	$2,171,402	$2,299,900
Number of shares of common stock outstanding and RSUs	142,164,611	141,313,339
Book Value per share(1)	$15.27	$16.28
Add back: accumulated depreciation and amortization on real estate owned and related lease intangibles	0.22	0.18
Add back: general CECL reserve	0.95	0.57
Adjusted Book Value per share	$16.44	$17.03

(1)
Calculated as (i) total equity divided by (ii) number of shares of common stock outstanding and RSUs at period end.

II. Our Portfolio

The below table summarizes our loans receivable held-for-investment as of June 30, 2024 ($ in thousands):

					Weighted Average(3)
	Number of Loans	Loan Commitment(1)	Unpaid Principal Balance	Carrying Value(2)	Yield to Maturity(4)	Term to Initial Maturity (in years)	Term to Fully Extended Maturity (in years) (5)	Weighted Average Origination LTV (6)	Weighted Average Adjusted LTV(7)
Senior and subordinate loans	62	$7,677,264	$6,928,274	$6,834,996	9.0%	0.8 years	2.2 years	67.8%	69.3%

(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Net of specific CECL reserve of $78.3 million.
(3)
Weighted averages are based on unpaid principal balance.
(4)
Represents the weighted average annualized yield to initial maturity of each loan, inclusive of coupon, and fees received, based on the applicable floating benchmark rate/floors (if applicable), in place as of June 30, 2024. For loans placed on non-accrual, the annualized yield to initial maturity used in calculating the weighted average annualized yield to initial maturity is 0%.
(5)
Fully extended maturity assumes all extension options are exercised by the borrower upon satisfaction of the applicable conditions.

(6)
Origination LTV represents “loan-to-value” or “loan-to-cost,” which is calculated as our total loan commitment upon origination, as if fully funded, plus any financings that are pari passu with or senior to our loan, divided by our estimate of either (1) the value of the underlying real estate, determined in accordance with our underwriting process (typically consistent with, if not less than, the value set forth in a third-party appraisal) or (2) the borrower’s projected, fully funded cost basis in the asset, in each case as we deem appropriate for the relevant loan and other loans with similar characteristics. Underwritten values and projected costs should not be assumed to reflect our judgment of current market values or project costs, which may have changed materially since the date of origination. Weighted average origination LTV is based on loan commitment, including non-consolidated senior interests and pari passu interests, and excludes risk rated 5 loans.
(7)
Adjusted LTV represents origination LTV updated only in connection with a partial loan paydown and/or release of collateral, material changes to expected project costs, the receipt of a new appraisal (typically in connection with financing or refinancing activity) or a change in our loan commitment. Adjusted LTV should not be assumed to reflect our judgment of current market values or project costs, which may have changed materially since the date of the most recent determination of LTV. Weighted average adjusted LTV is based on loan commitment, including non-consolidated senior interests, pari passu interests, and risk rated 5 loans. Loans with specific CECL reserves are reflected as 100% LTV.

In April 2024, we sold a senior loan, which was collateralized by two multifamily properties under development located in Irvine, CA and a pledge of equity interests in the borrower, to an unaffiliated purchaser with a then carrying value and unpaid principal balance of $216.8 million and $218.4 million, respectively. During the three months ended March 31, 2024, in anticipation of this loan sale, we classified the loan as held-for-sale and recognized a $42.3 million principal charge-off, representing the difference between the carrying value before principal charge-off and the sales price of the loan. Such principal charge-off was attributable to the construction status of the loan’s collateral asset and its $44.9 million of remaining unfunded commitments. During the three months ended June 30, 2024, we recorded an additional principal charge-off of $0.6 million relating to transaction costs incurred. The loan was on non-accrual status effective October 1, 2023 and was risk rated 4.

In January 2024, we sold three senior loans to an unaffiliated purchaser. As of December 31, 2023, we determined that these loans met the held-for-sale criteria and were not considered in determining our general CECL reserve. The loans receivable held-for-sale were presented net of a $7.5 million principal charge-off, representing the difference between the carrying values before principal charge-off and the sales price of the loans. Two of the three loans were sold at their respective carrying values, while the principal charge-off was allocated and attributable to the construction status of the third loan’s collateral asset and its $105.0 million of remaining unfunded commitments.

As of June 30, 2024, we have no loans receivable classified as held-for-sale. As of December 31, 2023, our loans receivable held-for-sale were comprised of the following loans ($ in thousands):

Property Type	Location	Loan Commitment	Unpaid Principal Balance	Carrying Value Before Principal Charge-Off	Principal Charge-Off	Held-For-Sale Carrying Value
For Sale Condo	FL	$160,000	$158,180	$157,346	$-	$157,346
Multifamily	FL	77,115	76,580	76,275	-	76,275
Mixed-Use	FL	141,791	36,773	35,556	(7,468)	28,088
Total		$378,906	$271,533	$269,177	$(7,468)	$261,709

Portfolio Activity and Overview

The following table summarizes changes in unpaid principal balance for our loans receivable held-for-investment ($ in thousands):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Unpaid principal balance, beginning of period	$6,825,672	$7,044,524
Advances on loans	143,278	286,632
Loan repayments	(40,676)	(186,836)
Transfer to loans held-for-sale	-	(216,046)
Total net fundings / (repayments)	102,602	(116,250)
Unpaid principal balance, end of period	$6,928,274	$6,928,274

The following table details our individual loan receivables held-for-investment based on unpaid principal balances as of June 30, 2024 ($ in thousands):

Loan Number	Loan Type	Origination Date	Loan Commitment (1)	Unpaid Principal Balance	Carrying Value (2)	Origination LTV (3)	Fully Extended Maturity (4)	Property Type (5)	Construction (5,6)	Location	Risk Rating
1	Senior	12/16/2021	405,000	402,209	400,942	70.0%	6/16/2027	Multifamily	-	CA	4
2	Senior	11/1/2019	390,000	390,000	389,803	74.3%	11/1/2026	Multifamily	-	NY	3
3	Senior	7/12/2018	255,000	255,000	256,350	52.9%	8/1/2028	Hospitality	-	NY	3
4	Senior	7/26/2021	225,000	225,000	225,259	65.1%	7/26/2026	Hospitality	-	GA	3
5	Senior	6/30/2022	227,000	221,386	220,667	63.9%	6/30/2029	Hospitality	-	CA	3
6	Senior	8/17/2022	235,000	213,831	213,195	68.3%	8/17/2027	Hospitality	-	CA	3
7	Senior	10/18/2019	247,260	208,928	208,928	75.2%	10/18/2024	For Sale Condo	-	CA	4
8	Senior	10/4/2019	193,080	187,887	187,802	74.8%	10/1/2025	Mixed-Use	-	DC	3
9	Senior	9/26/2019	319,900	186,436	186,436	68.0%	3/31/2026	Office	-	GA	4
10	Senior	9/7/2018	182,970	182,970	183,153	78.7%	10/18/2024	Land	-	NY	3
11	Senior	4/14/2022	193,400	170,208	169,713	55.7%	4/14/2027	Multifamily	-	MI	3
12	Senior	1/14/2022	170,000	170,000	169,710	64.8%	1/14/2027	Multifamily	-	CO	3
13	Senior	9/8/2022	160,000	155,000	154,378	63.5%	9/8/2027	Multifamily	-	AZ	3
14	Senior	1/9/2018	152,236	152,236	120,100	n/m	1/9/2024	Land	-	VA	5
15	Senior	2/28/2019	150,000	150,000	150,000	72.2%	2/28/2024	Office	-	CT	4
16	Senior	12/30/2021	136,500	136,500	136,329	76.7%	12/30/2025	Multifamily	-	PA	3
17	Senior	4/26/2022	151,698	136,355	135,840	66.7%	4/26/2027	Multifamily	-	TX	4
18	Senior	12/10/2021	130,000	130,000	129,842	75.6%	12/10/2026	Multifamily	-	VA	3
19	Subordinate	12/9/2021	125,000	125,000	124,847	80.3%	1/1/2027	Office	-	IL	3
20	Senior	6/17/2022	127,250	123,346	122,791	62.8%	6/17/2027	Multifamily	-	TX	3
21	Senior	9/30/2019	122,500	122,500	122,500	56.3%	2/9/2027	Office	-	NY	4
22	Senior	5/13/2022	173,601	120,697	119,036	67.6%	5/13/2027	Mixed-Use	Y	VA	3
23	Senior	4/29/2019	122,123	119,798	119,779	61.5%	4/29/2025	Mixed-Use	-	NY	3
24	Senior	3/1/2022	122,000	119,084	118,652	71.8%	2/28/2027	Multifamily	-	TX	4
25	Senior	8/8/2022	115,000	115,000	115,117	68.5%	8/8/2027	Multifamily	-	CO	3
26	Senior	9/2/2022	176,257	113,932	112,341	60.0%	9/2/2027	Multifamily	Y	UT	3
27	Senior	7/20/2021	113,500	113,500	113,811	76.2%	7/20/2026	Multifamily	-	IL	3
28	Senior	2/13/2020	124,810	112,442	91,300	n/m	2/13/2025	Office	-	CA	5
29	Senior	3/22/2021	148,303	107,506	107,106	65.0%	3/22/2026	Other	-	MA	3
30	Senior	12/15/2021	103,000	103,000	102,868	58.5%	12/15/2026	Mixed-Use	-	TN	3
31	Senior	3/21/2023	101,059	101,059	101,093	50.5%	4/1/2028	Hospitality	-	CA	3
32	Senior	10/13/2022	106,500	98,653	97,869	73.4%	10/13/2026	Other	Y	NV	3
33	Senior	8/2/2021	100,000	98,214	97,827	68.5%	8/2/2026	Office	-	CA	4
34	Senior	1/27/2022	100,800	96,529	96,082	69.5%	1/27/2027	Multifamily	-	NV	4
35	Senior	11/4/2022	140,000	90,821	90,149	43.1%	11/9/2026	Other	Y	MA	3
36	Senior	3/31/2020	87,750	87,750	87,750	50.2%	2/9/2025	Office	-	TX	4
37	Senior	12/21/2018	87,741	87,741	88,166	50.6%	6/21/2022	Land	-	NY	4
38	Senior	1/10/2022	130,461	84,426	83,485	65.0%	1/9/2027	Other	-	PA	3
39	Senior	7/10/2018	78,552	78,552	78,552	79.2%	6/10/2024	Hospitality	-	CA	4
40	Senior	8/1/2022	115,250	78,500	78,484	82.1%	7/30/2026	Hospitality	Y	NY	4
41	Senior	7/27/2022	76,000	75,550	75,417	66.1%	7/27/2027	Multifamily	-	UT	3
42	Senior	4/5/2019	75,500	75,500	75,500	49.0%	4/5/2024	Mixed-Use	-	NY	3
43	Senior	6/3/2021	79,600	74,349	74,246	68.3%	6/3/2026	Other	-	MI	3
44	Senior	12/22/2021	83,901	72,030	71,824	69.5%	12/22/2026	Multifamily	-	TX	4
45	Senior	8/27/2021	84,810	71,492	46,700	n/m	8/27/2026	Office	-	GA	5
46	Senior	2/2/2022	90,000	68,231	67,583	66.3%	2/2/2027	Office	-	WA	3
47	Senior	7/31/2019	67,000	67,000	67,000	42.4%	1/30/2022	Land	-	NY	4
48	Senior	1/19/2022	73,677	59,825	59,608	51.2%	1/19/2027	Hospitality	-	TN	3
49	Senior	11/24/2021	60,255	59,807	59,658	65.0%	11/24/2026	Multifamily	-	NV	3
50	Senior	3/15/2022	53,300	50,164	49,957	68.9%	3/15/2027	Multifamily	-	AZ	4
51	Senior	2/25/2022	53,984	44,139	43,767	58.7%	2/25/2027	Other	Y	GA	3
52	Senior	2/4/2022	44,768	39,279	39,085	65.8%	2/4/2027	Multifamily	-	TX	4
53	Senior	12/21/2022	112,100	36,315	35,220	60.9%	12/21/2027	Multifamily	Y	WA	3
54	Subordinate	7/2/2021	30,200	30,200	30,351	74.4%	7/2/2024	Land	-	FL	3
55	Senior	4/18/2019	30,000	30,000	29,875	71.4%	5/1/2025	Land	-	MA	3
56	Senior	2/18/2022	32,083	26,557	26,343	66.0%	2/18/2027	Other	Y	FL	3
57	Senior	2/17/2022	28,479	24,865	24,804	63.9%	2/17/2027	Multifamily	-	TX	4
58	Senior	4/19/2022	23,378	22,575	22,451	59.9%	4/19/2027	Other	Y	GA	3
59	Senior	4/19/2022	24,245	19,917	19,746	62.5%	4/19/2027	Other	Y	GA	3
60	Senior	8/2/2019	5,698	5,698	5,910	78.2%	2/2/2025	For Sale Condo	-	NY	3
61	Senior	7/1/2019	1,899	1,899	1,899	n/m	12/30/2020	Other	-	Other	5
62	Subordinate	8/2/2018	886	886	-	n/m	7/9/2023	Other	-	NY	5

Total			7,677,264	6,928,274	6,834,996
General CECL reserve					(125,479)
Grand Total/Weighted Average			7,677,264	6,928,274	6,709,517				12%		3.4

(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Net of specific CECL reserve of $78.3 million.
(3)
Origination LTV represents “loan-to-value” or “loan-to-cost,” which is calculated as our total loan commitment upon origination, as if fully funded, plus any financings that are pari passu with or senior to our loan, divided by our estimate of either (1) the value of the underlying real estate, determined in accordance with our underwriting process (typically consistent with, if not less than, the value set forth in a third-party appraisal) or (2) the borrower’s projected, fully funded cost basis in the asset, in each case as we deem appropriate for the relevant loan and other loans with similar characteristics. Underwritten values and projected costs should not be assumed to reflect our judgment of current market values or project costs, which may have changed materially since the date of origination. Weighted average origination LTV of 67.8% is based on loan commitment, including non-consolidated senior interests and pari passu interests, and excludes risk rated 5 loans.
(4)
Fully extended maturity assumes all extension options are exercised by the borrower upon satisfaction of the applicable conditions.
(5)
Classification of property type and construction status reflect the state of collateral as of June 30, 2024.
(6)
Percent of total construction loans based on loan commitments as of June 30, 2024.

Real Estate Owned

On February 8, 2021, we acquired legal title to a portfolio of seven limited service hotels located in New York, NY through a foreclosure. As of June 30, 2024, the hotel portfolio appears as part of real estate owned, net on our consolidated balance sheet and is encumbered by a $280.0 million securitized senior mortgage, which is included as a liability on our consolidated balance sheets.

On June 30, 2023, we acquired legal title to a mixed-use property located in New York, NY and the equity interests in the borrower through an assignment-in-lieu of foreclosure, and is comprised of office, retail, and signage components. As of June 30, 2024, the mixed-use property appears as part of real estate owned, net and related lease intangibles, net appear within other assets and other liabilities on our consolidated balance sheet.

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

Our Manager evaluates the credit quality of each of our loans receivable on an individual basis and assigns a risk rating at least quarterly. We have developed a loan grading system for all of our outstanding loans receivable that are collateralized directly or indirectly by real estate. Grading criteria include, but are not limited to, as-is or as-stabilized debt yield, term of loan, property type, property or collateral location, loan type and other more subjective variables that include, but is not limited to, as-is or as-stabilized collateral value, market conditions, industry conditions and sponsor’s financial stability. While evaluating the credit quality of each loan within our portfolio, we assess these quantitative and qualitative factors as a whole and with no pre-prescribed weight on their impact to our determination of a loan’s risk rating. However, based upon the facts and circumstances for each loan and the overall market conditions, we may consider certain previously mentioned factors more or less relevant than others. We utilize the grading system to determine each loan’s risk of loss and to provide a determination as to whether an individual loan is impaired and whether a specific CECL reserve is necessary. Based on a 5-point scale, the loans are graded “1” through “5,” from less risk to greater risk, respectively. The weighted average risk rating of our total loan portfolio was 3.4 as of June 30, 2024.

Current Expected Credit Losses

The current expected credit loss reserve required under GAAP reflects our current estimate of potential credit losses related to our loan commitments. See Note 2 to our consolidated financial statements for further detail of our current expected credit loss reserve methodology.

During the six months ended June 30, 2024, we recorded a provision for current expected credit losses of $103.9 million, which consisted of a $55.4 million increase in our general CECL reserve and a $48.5 million increase in our specific CECL reserve prior to principal charge-offs. The increase in general CECL reserves was primarily attributable to changes in the historical loss rate of the analogous dataset and changes in risk ratings, non-accrual status, and expected remaining duration within our loan portfolio, offset by the reduction in the size of our loan portfolio subject to determination of the general CECL reserve. As of June 30, 2024, our total current expected credit loss reserve was $213.7 million

During the six months ended June 30, 2023, we recorded a provision for current expected credit losses of $38.2 million, which included a $44.6 million increase in our specific CECL reserve prior to a principal charge-off and a reversal of $6.4 million of general CECL reserves. This reversal of general CECL reserves was primarily attributable to the seasoning of our loan portfolio and a reduction in the size of our loan portfolio. As of June 30, 2023, our total current expected credit loss reserve was $117.7 million.

Specific CECL Reserves

The following table presents a summary of our loans receivable held-for-investment with specific CECL reserves as of June 30, 2024 ($ in thousands):

Property Type	Location	Unpaid Principal Balance	Carrying Value Before Specific CECL Reserve	Specific CECL Reserve	Net Carrying Value
Land	VA	$152,236	$152,236	$32,136	$120,100
Office	CA	112,442	112,163	20,863	91,300
Office	GA	71,492	71,094	24,394	46,700
Other	NY	886	884	884	-
Total		$337,056	$336,377	$78,277	$258,100

As of December 31, 2023, we had a specific CECL reserve of $31.2 million in connection with a senior loan with a borrower that is experiencing financial difficulty and which is secured by land in Arlington, VA. During the six months ended June 30, 2024, we recorded additional specific CECL reserves totaling $0.9 million as a result of protective advances made, resulting in a total specific CECL reserve of $32.1 million. As of June 30, 2024, the loan had an unpaid principal balance and carrying value prior to any specific CECL reserve of $152.2 million and is in maturity default. Effective January 1, 2023, this loan was placed on non-accrual status.

As of December 31, 2023, we had a specific CECL reserve of $20.5 million in connection with a senior loan with a borrower that is experiencing financial difficulty and which is secured by an office building in San Francisco, CA and a pledge of equity interests in the borrower. During the six months ended June 30, 2024, we recorded additional specific CECL reserves totaling $0.4 million based on changes to the collateral value, resulting in a total specific CECL reserve of $20.9 million. As of June 30, 2024, the loan had an unpaid principal balance and carrying value prior to any specific CECL reserve of $112.4 million and $112.2 million, respectively, and is in maturity default. Effective September 1, 2023, this loan was placed on non-accrual status.

As of December 31, 2023, we had a specific CECL reserve of $20.0 million in connection with a senior loan with a borrower that is experiencing financial difficulty and which is secured by an office building in Atlanta, GA and a pledge of equity interests in the borrower. During the six months ended June 30, 2024, we recorded additional specific CECL reserves totaling $4.4 million based on changes to the collateral value, resulting in a total specific CECL reserve of $24.4 million. As of June 30, 2024, the loan had an unpaid principal balance and carrying value prior to any specific CECL reserve of $71.5 million and $71.1 million, respectively, and an initial maturity date of August 27, 2024. Effective September 1, 2023, this loan was placed on non-accrual status.

As of June 30, 2023 and December 31, 2023, we had a specific CECL reserve of $0.9 million in connection with a subordinate loan with a borrower that is experiencing financial difficulty and which is secured by the equity interests in a retail condo in Brooklyn, NY. As of June 30, 2024, the loan had an unpaid principal balance and carrying value prior to any specific CECL reserve of $0.9 million and is in maturity default. Effective June 30, 2023, the loan was placed on non-accrual status.

Fair market values used to determine specific CECL reserves are calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach. Estimates of fair market values used to determine specific CECL reserves as of June 30, 2024 include assumptions of property specific cash flows over estimated holding periods, assumptions of property redevelopment costs, assumptions of leasing activities, discount rates ranging from 6.0% to 9.5%, and market and terminal capitalization rates ranging from 6.0% to 8.3%. These assumptions are based upon the nature of the properties, recent sales and lease comparables, and anticipated real estate and capital market conditions.

The following table presents our loan commitment originations, loan commitment realizations, and the amount of principal charge-offs recognized for each origination vintage year as of June 30, 2024 by year of origination ($ in thousands):

		Total by Origination Year as of June 30, 2024
	Total	2024	2023	2022	2021	2020	2019	2018	2017 and Prior
Loan Commitment Originations (1)	$18,018,674	$-	$101,059	$3,463,564	$2,959,122	$401,743	$4,055,957	$4,078,604	$2,958,625
Loan Commitment Realizations	$9,783,409	$-	$-	$378,435	$1,065,753	$189,183	$2,046,887	$3,144,526	$2,958,625
Principal Charge-offs (1)	$203,503	$-	$-	$42,827	$7,468	$-	$84,485	$66,935	$1,788
(1)
Loan commitment upsizes and protective advances subsequent to origination are reflected as increases in loan commitment in the year that the loan was originated.

Portfolio Financing

Our financing arrangements include repurchase arrangements, a term participation facility, asset-specific financings, debt related to real estate owned, and secured term loan borrowings.

The following table summarizes our loans portfolio financing ($ in thousands):

	June 30, 2024
	Capacity	Borrowing Outstanding	Weighted Average Spread(1)
Repurchase agreements and term participation facility	$5,626,006	$3,990,887	+ 2.69%
Loan participations sold	100,634	100,634	+ 4.25%
Notes payable	359,667	247,027	+ 3.44%
Secured term loan	721,638	721,638	+ 4.50%
Debt related to real estate owned	280,000	280,000	+ 2.90%
Total/Weighted Average	$7,087,945	$5,340,186	+ 3.01%

(1)
Weighted average spread over the applicable benchmark rate is based on unpaid principal balance. SOFR as of June 30, 2024 was 5.34%. Fixed rate loans are presented as a spread over the relevant floating benchmark rates.

Refer to Note 6 to our consolidated financial statements for additional details.

Repurchase Agreements and Term Participation Facility

We finance certain of our loans using repurchase agreements and a term participation facility. As of June 30, 2024, aggregate borrowings outstanding under our repurchase agreements and term participation facility totaled $4.0 billion, with a weighted average spread of SOFR plus 2.69% per annum based on unpaid principal balance. As of June 30, 2024, the loans securing the outstanding borrowings under these facilities had a weighted average term to initial maturity and fully extended maturity of 0.8 years and 2.3 years, respectively, assuming all conditions to extend are met.

Each repurchase agreement contains “margin maintenance” provisions, which are designed to allow the counterparty to require the delivery of cash or other assets to de-lever financings on assets that are determined to have experienced a diminution in value. Since inception through June 30, 2024, we have not received any margin calls under any of our repurchase agreements.

Loan Participations Sold

We finance certain of our loans via the sale of a participation in such loans, and we present the loan participations sold as a liability on our consolidated balance sheet when such arrangements do not qualify as sales under GAAP. In instances where we have multiple loan participations with the same lender, the financings are generally not cross-collateralized. Each of our loan participations sold is generally term-matched to its underlying loan. As of June 30, 2024, one of our loans was financed with a loan participation sold.

Notes Payable

We finance certain of our loans via secured financings that are generally non-recourse and are term matched to the underlying loan. We refer to such financings as notes payable and they are secured by the related loans receivable. As of June 30, 2024, four of our loans were financed with notes payable.

Secured Term Loan

We have a secured term loan which we originally entered into on August 9, 2019. Our secured term loan is presented net of any original issue discount and transaction expenses which are deferred and recognized as interest expense over the life of the loan using the effective interest method. The secured term loan matures on August 9, 2026 and as of June 30, 2024 has an unpaid principal balance of $721.6 million and a carrying value of $711.2 million.

Debt Related to Real Estate Owned

On February 8, 2021 we assumed a $300.0 million securitized senior mortgage in connection with a foreclosure of a hotel portfolio. On February 7, 2024, we modified our debt related to real estate owned to provide for, among other things, an extension of the contractual maturity date to November 9, 2024, a $10.0 million principal paydown, and the designation of a portion of the loan becoming partial recourse to us. Concurrent with this modification, we purchased an interest rate cap with a notional amount of $280.0 million and a strike rate of 5.00% through the extended contractual maturity date for $0.5 million. As of June 30, 2024, our debt related to real estate owned has an unpaid principal balance of $280.0 million, a carrying value of $278.6 million and a stated rate of SOFR plus 2.90%. See Derivatives below for further detail of our interest rate cap.

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

Changes in the fair value of our interest rate cap are recorded as an unrealized gain or loss on interest rate cap on our consolidated statements of operations and the fair value is recorded in other assets on our consolidated balance sheets. Proceeds received from our counterparty related to the interest rate cap are recorded as proceeds from interest rate cap on our consolidated statements of operations. As of June 30, 2024 and December 31, 2023, the fair value of the interest rate cap was $0.3 million and $0.9 million, respectively. During the three months ended June 30, 2024 and 2023, we recognized $0.2 million and $1.5 million, respectively, of proceeds from interest rate cap. During the six months ended June 30, 2024 and 2023, we recognized $1.1 million and $2.7 million, respectively, of proceeds from interest rate cap.

Short-Term Funding Facility

On June 29, 2022, we entered into a full recourse revolving credit facility with $150.0 million in capacity. The facility generally provides interim financing for eligible loans for up to 180 days at an initial advance rate of up to 75%, which declines after the 30th day. The facility matures on June 29, 2025 and we incur interest at a rate of SOFR, plus a 0.10% credit spread adjustment, plus a spread of 2.25%. With the consent of our lenders, and subject to certain conditions, the commitment of the facility may be increased up to $500.0 million. As of June 30, 2024 and December 31, 2023, we had no outstanding balance on the facility.

Financial Covenants

Our financing agreements generally contain certain financial covenants. For example, our ratio of earnings before interest, taxes, depreciation, and amortization to interest charges (“Interest Coverage Ratio”), as defined in our repurchase agreements, term participation facility, and short-term funding facility, shall not be less than 1.3 to 1.0, whereas our ratio of earnings before interest, taxes, depreciation, and amortization to interest charges as defined in our secured term loan shall not be less than 1.5 to 1.0. Further, (i) our tangible net worth, as defined in the agreements, shall not be less than $1.91 billion as of each measurement date; (ii) cash liquidity shall not be less than the greater of (x) $50 million or (y) 5% of our recourse indebtedness; and (iii) our indebtedness shall not exceed 77.8% of our total assets. As of June 30, 2024, we are in compliance with all covenants under our financing agreements. The requirements set forth in (i) through (iii) above are based upon the most restrictive financial covenants in place as of the reporting date. Further, we have modified the Interest Coverage Ratio in our repurchase agreements and term participation facility to provide that for the quarters ended June 30, 2024 through September 30, 2025, our Interest Coverage Ratio shall not be less than 1.1 to 1.0. Future compliance with our financial covenants is dependent upon the results of our operating activities, our financial condition, and the overall market conditions in which we and our borrowers operate. As market conditions evolve, we may continue to work with our counterparties on modifying financial covenants as needed.

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

The following table summarizes our non-consolidated senior interests and related retained subordinate interests as of June 30, 2024 ($ in thousands):

	Loan Count	Loan Commitment	Unpaid Principal Balance	Carrying Value	Weighted Average Spread (2)	Term to Initial Maturity (in years)	Term to Fully Extended Maturity (in years) (3)
Floating rate non-consolidated senior loans (1)(4)	1	$57,300	$57,300	N/A	+ 4.46%	0.0	0.0
Retained floating rate subordinate loans (4)	1	$30,200	$30,200	$30,351	+ 12.86%	0.0	0.0
Fixed rate non-consolidated senior loans	1	$830,000	$830,000	N/A	3.47%	2.5	2.5
Retained fixed rate subordinate loans	1	$125,000	$125,000	$124,847	8.50%	2.5	2.5

(1)
Non-consolidated senior interests are indexed to SOFR, which was 5.34% at June 30, 2024.
(2)
Weighted average is based on unpaid principal balance.
(3)
Term to fully extended maturity is determined based on the maximum maturity of each of the corresponding loans, assuming all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.
(4)
Subsequent to June 30, 2024, the maturity date of these loans was extended from July 2, 2024 to September 30, 2024.

Floating and Fixed Rate Portfolio

Our business model seeks to minimize our exposure to changing interest rates by originating floating rate loans and financing them with floating rate liabilities. Further, we seek to match the benchmark index in the floating rate loans we originate with the benchmark index used in the related floating rate financings. Generally, we use SOFR as the benchmark index in both our floating rate loans and floating rate financings. As of June 30, 2024, 98.1% of our loans receivable held-for-investment based on unpaid principal balance were floating rate and indexed to SOFR. All of our encumbered floating rate loans were financed with floating rate liabilities indexed to SOFR, which resulted in approximately $1.5 billion of net floating rate exposure.

The following table details our net floating rate exposure as of June 30, 2024 ($ in thousands):

Net Floating Rate Exposure(1)
Floating rate assets	$6,794,791
Floating rate liabilities	(5,340,186)
Net floating rate exposure	$1,454,605

(1)
Our floating rate loans and related liabilities are all indexed to SOFR, which as of June 30, 2024 was 5.34%. Includes $434.0 million of net floating rate exposure related to loans on non-accrual status.

As of June 30, 2024, we have an interest rate cap on our debt related to real estate owned with a notional amount of $280.0 million, a strike rate of 5.00%, and a maturity date of November 15, 2024. The interest rate cap effectively limits the maximum interest rate of our debt related to real estate owned to 7.90%. We have not employed other interest rate derivatives (interest rate swaps, caps, collars or floors) to hedge our asset or liability portfolio, but we may do so in the future.

Results of Operations – Three Months Ended June 30, 2024 and March 31, 2024

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

Operating Results

The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2024, and March 31, 2024 ($ in thousands, except per share data):

	Three Months Ended
	June 30, 2024	March 31, 2024	$ Change
Revenue
Interest and related income	$155,131	$160,845	$(5,714)
Less: interest and related expense	113,225	115,931	(2,706)
Net interest income	41,906	44,914	(3,008)
Revenue from real estate owned	22,581	13,911	8,670
Total net revenue	64,487	58,825	5,662
Expenses
Management fees - affiliate	9,011	9,210	(199)
General and administrative expenses	4,845	3,877	968
Stock-based compensation expense	3,999	4,353	(354)
Real estate owned:
Operating expenses	13,859	12,880	979
Interest expense	6,869	6,329	540
Depreciation and amortization	2,623	2,599	24
Total expenses	41,206	39,248	1,958
Proceeds from interest rate cap	228	865	(637)
Unrealized loss on interest rate cap	(94)	(998)	904
Loss from equity method investment	(42)	(35)	(7)
Loss on extinguishment of debt	(999)	(2,244)	1,245
Provision for current expected credit loss reserve	(33,928)	(69,960)	36,032
Net loss	$(11,554)	$(52,795)	$41,241

Net loss per share of common stock:
Basic and diluted	$(0.09)	$(0.39)	$0.30

Comparison of the three months ended June 30, 2024 and March 31, 2024

Net Revenue

Total net revenue increased $5.7 million during the three months ended June 30, 2024, compared to the three months ended March 31, 2024. The increase is primarily due to an increase in revenue from real estate owned of $8.7 million due to higher overall average occupancy, average daily rate (“ADR”), and revenue per available room (“RevPAR”) levels at the hotel portfolio compared to the three months ended March 31, 2024 due to the impact of expected seasonality, partially offset by a decrease in net interest income of $3.0 million, which was driven by a decrease in interest income of $5.7 million as a result of decreased average loans receivable balances and an additional loan being placed on non-accrual status during the three months ended June 30, 2024, and a decrease in interest expense of $2.7 million as a result of lower average borrowing levels during the three months ended June 30, 2024 compared to the three months ended March 31, 2024 as a result of the sale of the loan classified as held-for-sale in April 2024.

Expenses

Expenses are primarily comprised of base management fees payable to our Manager, general and administrative expenses, stock-based compensation expense, operating expenses from real estate owned, interest expense from debt related to real estate owned, and depreciation and amortization on real estate owned and related in-place and other lease values. Expenses increased by $2.0 million during the three months ended June 30, 2024, as compared to the three months ended March 31, 2024, primarily due to:

(i)
an increase in general and administrative expenses of $1.0 million primarily as a result of an increase in non-recurring charges incurred over the comparative period generally related to professional fees, insurance expense, and other corporate level costs, including legal and professional fees related to establishing our ATM Agreement;
(ii)
an increase in operating expenses from real estate owned of $1.0 million during the comparative period, due to higher variable operating expenses in connection with higher occupancy levels at the hotel portfolio;
(iii)
an increase in interest expense from real estate owned of $0.5 million primarily as a result of increased deferred financing costs recognized from fees incurred on the modification of our debt related to real estate owned in February 2024;
(iv)
partially offset by a decrease in stock-based compensation expense of $0.4 million due to the forfeiture of restricted stock units during the three months ended June 30, 2024.

Proceeds from Interest Rate Cap

Proceeds from interest rate cap decreased $0.6 million during the three months ended June 30, 2024, as compared to the three months ended March 31, 2024, due to the in-place interest rate cap, which was acquired on February 15, 2024, having a higher strike rate than the previous interest rate cap.

Unrealized Loss on Interest Rate Cap

During the three months ended June 30, 2024, we recognized a $0.1 million unrealized loss on interest rate cap, compared to a $1.0 million unrealized loss on interest rate cap during the three months ended March 31, 2024 . In both cases, the unrealized loss was driven by a reduction in the remaining duration of the interest rate cap; however, the interest rate cap held prior to its February 15, 2024 maturity had a strike rate of 3.0%, which resulted in a higher value at December 31, 2023, and therefore a greater decline in value at maturity compared to the current interest rate cap which has a strike rate of 5.0%. The fair value of the interest rate cap increases as interest rates increase, decreases as the interest rate cap approaches maturity, and further fluctuates following shifts in the forward curve.

Loss from Equity Method Investment

During the three months ended June 30, 2024 and the three months ended March 31, 2024, we recognized losses from our equity method investment of $0.1 million as a result of the net losses recognized by our investee during each respective period.

Loss on Extinguishment of Debt

During the three months ended June 30, 2024, we recognized a loss on extinguishment of debt of $1.0 million due to the recognition of unamortized deferred financing costs resulting from the repayment of financing balances prior to maturity. During the three months ended March 31, 2024, we recognized a loss on extinguishment of debt of $2.2 million, inclusive of a $1.6 million spread maintenance payment and $0.6 million of unamortized deferred financing costs, as a result of the repayment of a note payable prior to maturity.

Provision for Current Expected Credit Loss Reserve

During the three months ended June 30, 2024, we recorded a provision for current expected credit losses of $33.9 million, which consisted of a $32.7 million increase in our general CECL reserve and a $1.2 million increase in our specific CECL reserve prior to a principal charge-off, primarily attributable to changes in the historical loss rate of the analogous dataset and changes in risk ratings, non-accrual status, and expected remaining duration within our loan portfolio, offset by the reduction in the size of our loan portfolio subject to determination of the general CECL reserve. During the three months ended March 31, 2024, we recorded a provision for current expected credit losses of $70.0 million, which consisted of a $22.7 million increase in our general reserve and a $47.3 million in our specific CECL reserve prior to a principal charge-off, primarily attributable to changes in the historical loss rate of the analogous dataset and changes in risk ratings and non-accrual status within our loan portfolio, offset by the seasoning of our loan portfolio and a reduction in the size of our loan portfolio subject to determination of the general CECL reserve.

Results of Operations – Six Months Ended June 30, 2024 and June 30, 2023

The following table sets forth information regarding our consolidated results of operations for the six months ended June 30, 2024 and 2023 ($ in thousands, except per share data):

	Six Months Ended
	June 30, 2024	June 30, 2023	$ Change
Revenue
Interest and related income	$315,976	$344,901	$(28,925)
Less: interest and related expense	229,156	225,703	3,453
Net interest income	86,820	119,198	(32,378)
Revenue from real estate owned	36,492	30,829	5,663
Total net revenue	123,312	150,027	(26,715)
Expenses
Management fees - affiliate	18,221	19,297	(1,076)
Incentive fees - affiliate	-	1,558	(1,558)
General and administrative expenses	8,722	9,417	(695)
Stock-based compensation expense	8,352	7,761	591
Real estate owned:
Operating expenses	26,739	21,268	5,471
Interest expense	13,198	11,309	1,889
Depreciation and amortization	5,222	4,150	1,072
Total expenses	80,454	74,760	5,694
Proceeds from interest rate cap	1,093	2,678	(1,585)
Unrealized loss on interest rate cap	(1,092)	(1,662)	570
(Loss) income from equity method investment	(77)	668	(745)
(Loss) gain on extinguishment of debt	(3,243)	2,217	(5,460)
Provision for current expected credit loss reserve	(103,888)	(38,237)	(65,651)
Net (loss) income	$(64,349)	$40,931	$(105,280)

Net (loss) income per share of common stock:
Basic and diluted	$(0.48)	$0.28	$(0.76)

Comparison of the six months ended June 30, 2024 and June 30, 2023

Net Revenue

Total net revenue decreased $26.7 million during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease is primarily due to a decrease in net interest income of $32.4 million, which was driven by an increase in interest expense of $3.5 million primarily as a result of reference rate increases, and a decrease in interest income of $28.9 million as a result of a decreased loans receivable balance and an increase in loans on non-accrual status during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease in total net revenue was partially offset by an increase in revenue from real estate owned of $5.7 million due to $3.7 million of revenue generated from the mixed-use property we acquired legal title to on June 30, 2023 and higher overall average occupancy, ADR, and RevPAR levels at the hotel portfolio compared to the six months ended June 30, 2023.

Expenses

Expenses are primarily comprised of base management fees payable to our Manager, incentive fees payable to our Manager, general and administrative expenses, stock-based compensation expense, operating expenses from real estate owned, interest expense from debt related to real estate owned, and depreciation and amortization on real estate owned and related in-place and other lease values. Expenses increased by $5.7 million during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to:

(i)
an increase in operating expenses from real estate owned of $5.5 million during the comparative period, due to an increase in professional fees incurred primarily as a result of the modification of our debt related to real estate owned, an increase in variable operating expenses in connection with higher occupancy levels at the hotel portfolio, and $2.5 million of expenses incurred at the mixed-use property we acquired legal title to on June 30, 2023;
(ii)
an increase in interest expense on debt related to real estate owned of $1.9 million primarily as a result of increased deferred financing costs recognized from fees incurred on the modification of our debt related to real estate owned in February 2024 and reference rate increases over the comparative period;

(iii)
an increase in depreciation and amortization from real estate owned of $1.1 million during the comparative period, due to $0.9 million of depreciation and amortization recognized at the mixed-use property we acquired legal title to on June 30, 2023;
(iv)
partially offset by a decrease in incentive fees of $1.6 million as a result of core earnings over the trailing four quarters being in excess of a 7% hurdle as of June 30, 2023 but below the hurdle on a trailing four quarters basis in all subsequent periods;
(v)
partially offset by a decrease in management fees of $1.1 million as a result of lower stockholder’s equity over the comparative period due to principal charge-offs taken subsequent to June 30, 2023.

Proceeds from Interest Rate Cap

Proceeds from interest rate cap decreased $1.6 million during the six months ended June 30, 2024, as compared to six months ended June 30, 2023, due to the in-place interest rate cap, which was acquired on February 15, 2024, having a higher strike rate than the previous interest rate cap.

Unrealized Loss on Interest Rate Cap

During the six months ended June 30, 2024, we recognized a $1.1 million unrealized loss on interest rate cap, compared to a $1.7 million unrealized loss on interest rate cap during the six months ended June 30, 2023. In both cases the unrealized loss was driven by a reduction in the remaining duration of the interest rate cap; however, the interest rate cap held prior to its February 15, 2024 maturity had a strike rate of 3.0%, which resulted in a higher value and therefore a greater decline in value compared to the current interest rate cap which has a strike rate of 5.0%. The fair value of the interest rate cap increases as interest rates increase, decreases as the interest rate cap approaches maturity, and further fluctuates following shifts in the forward curve.

(Loss) Income from Equity Method Investment

During the six months ended June 30, 2024, we recognized a loss from our equity method investment of $0.1 million compared to income of $0.7 million for the six months ended June 30, 2023. The decrease is a result of the loan held by the equity method investee being placed on non-accrual status effective April 1, 2023.

Loss (Gain) on Extinguishment of Debt

During the six months ended June 30, 2024, we recognized a loss on extinguishment of debt of $3.2 million, inclusive of a $1.6 million spread maintenance payment and $1.6 million of unamortized deferred financing costs, resulting from the repayment of financing balances prior to maturity, compared to a gain on extinguishment of debt in the comparable prior period as a result of the retirement of $22.0 million of principal of our secured term loan for a price of $19.3 million.

Provision for Current Expected Credit Loss Reserve

During the six months ended June 30, 2024, we recorded a provision for current expected credit losses of $103.9 million, which consisted of a $55.4 million increase in our general CECL reserve and a $48.5 million increase in our specific CECL reserve prior to principal charge-offs, primarily attributable to changes in the historical loss rate of the analogous dataset and changes in risk ratings, non-accrual status, and expected remaining duration within our loan portfolio, offset by the reduction in the size of our loan portfolio subject to determination of the general CECL reserve. During the six months ended June 30, 2023, we recorded a provision for current expected credit losses of $38.2 million, primarily attributable to a $44.6 million increase in our specific CECL reserves prior to a principal charge-off, partially offset by a $6.4 million reversal of our general CECL reserves which was primarily attributable to seasoning of and a reduction in the size of our loan portfolio.

Liquidity and Capital Resources

Capitalization

We have capitalized our business to date primarily through the issuance of shares of our common stock and borrowings under our secured financings and our secured term loan. As of June 30, 2024, we had 138,954,433 shares of our common stock outstanding, representing $2.2 billion of equity, and also had $5.3 billion of outstanding borrowings under our secured financings, our secured term loan, and our debt related to real estate owned. As of June 30, 2024, our secured financings consisted of five repurchase agreements with capacity of $5.2 billion and an outstanding balance of $3.6 billion, a term participation facility with a capacity of $464.3 million and an outstanding balance of $370.2 million, five asset-specific financings with capacity of $460.3 million and an outstanding balance of $347.7 million, and a short-term funding facility with capacity of $150.0 million and no outstanding balance. As of June 30, 2024, our secured term loan had an outstanding balance of $721.6 million and our debt related to real estate owned had an outstanding balance of $280.0 million.

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

The following table presents our Net Debt-to-Equity Ratios and Total Leverage Ratios as of June 30, 2024 and December 31, 2023 ($ in thousands):

	June 30, 2024	December 31, 2023
Asset specific debt	$4,614,264	$4,964,874
Secured term loan, net	711,177	712,576
Total debt	5,325,441	5,677,450
Less: cash and cash equivalents	(148,212)	(187,301)
Net Debt	$5,177,229	$5,490,149
Total Equity	$2,171,402	$2,299,900
Net Debt-to-Equity Ratio	2.4x	2.4x
Non-consolidated senior loans	887,300	887,300
Total Leverage	$6,064,529	$6,377,449
Total Leverage Ratio	2.8x	2.8x

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents, interest income from our loans, proceeds from loan repayments, available borrowings under our repurchase agreements based on existing collateral, identified borrowing capacity related to our notes payable and loan participations sold based on existing collateral, proceeds from the issuance of incremental secured term loan or other corporate debt issuances, and proceeds from the issuance of our common stock. As circumstances warrant, we and our subsidiaries may also issue common equity, preferred equity and/or debt, incur other debt, including term loans, or explore sales of certain of our loan receivables or real estate owned properties from time to time on an opportunistic basis, dependent upon market conditions and available pricing. The following table sets forth, as of June 30, 2024 and December 31, 2023, our sources of available liquidity ($ in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$148,212	$187,301
Loan principal payments held by servicer(1)	-	2,200
Approved and undrawn credit capacity(2)	42,717	48,055
Total sources of liquidity	$190,929	$237,556

(1)
Represents loan principal payments held in lockboxes or by our third-party loan servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle, net of the related secured debt balance if applicable.
(2)
Amounts based on existing collateral.

The following table presents a summary of our unencumbered loans receivable held-for-investment as of June 30, 2024 ($ in thousands):

Loan Type	Loan Commitment	Unpaid Principal Balance	Carrying Value (1)	Property Type	Construction	Location	Risk Rating
Senior	$247,260	$208,928	$208,928	For Sale Condo	-	CA	4
Senior	115,250	78,500	78,484	Hospitality	Y	NY	4
Senior	100,000	98,214	97,827	Office	-	CA	4
Senior	84,810	71,492	46,700	Office	-	GA	5
Subordinate	30,200	30,200	30,351	Land	-	FL	3
Senior	1,899	1,899	1,899	Other	-	Other	5
Subordinate	886	886	-	Other	-	NY	5
Total	$580,305	$490,119	$464,189

(1)
Net of specific CECL reserves of $25.3 million.

As of June 30, 2024, our mixed-use real estate owned property, which had a carrying value of $145.5 million including net lease intangible assets, was unencumbered.

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

On May 10, 2024, we entered into an equity distribution agreement with certain sales agents, pursuant to which we may sell, from time to time, up to an aggregate sales price of $150.0 million of our common stock pursuant to a continuous offering program (the “ATM Agreement”) under our Shelf. Sales of our common stock made pursuant to the ATM Agreement may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. The timing and amount of actual sales will depend on a variety of factors including market conditions, the trading price of our common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the six months ended June 30, 2024, we did not issue any shares of our common stock pursuant to the ATM Agreement, and we incurred $0.5 million of professional and legal fees to establish the program which are included in general and administrative expense on our consolidated statement of operations. As of June 30, 2024, the ATM Agreement has not been utilized, and $150.0 million remained available for issuance of our common stock pursuant to the ATM Agreement.

Liquidity Needs

In addition to our loan origination and acquisition activity, our primary liquidity needs include future fundings to our borrowers on our unfunded loan commitments, interest and principal payments on outstanding borrowings under our financings, operating expenses, and dividend payments to our stockholders necessary to satisfy REIT dividend requirements. Additionally, certain financial covenants in our financing agreements require us to maintain minimum levels of liquidity. We currently maintain, and seek to maintain, cash and liquidity to comply with minimum liquidity requirements under our financings, and we also maintain and seek to maintain excess cash and liquidity to, if necessary, de-lever certain of our secured financings, including our repurchase agreements. During the six months ended June 30, 2024 and during the year ended December 31, 2023, we made deleveraging payments to certain of our financing counterparties in the amounts of $115.3 million and $357.0 million, respectively, and expect to continue to do so on an as-needed basis.

As of June 30, 2024, we had aggregate unfunded loan commitments of $749.0 million which is comprised of funding for capital expenditures and construction, leasing costs, and carry costs. The timing of these fundings will vary depending on the progress of capital projects, leasing, and cash flows at the properties securing our loans and equity contributions from our borrowers, if required. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. In certain circumstances, conditions to funding may not be met by our borrowers and portions of our unfunded loan commitments may never become eligible to be drawn on.

We may from time to time use capital to retire, redeem, or repurchase our equity or debt securities, term loans or other debt instruments through open market purchases, privately negotiated transactions or otherwise. The execution of such retirements, redemptions or repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and/or other factors deemed relevant.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of June 30, 2024 were as follows ($ in thousands):

	Payment Timing
	Total Obligations	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Unfunded loan commitments(1)	$748,990	$488,512	$104,709	$155,769	$-
Secured financings, term loan agreement, and debt related to real estate owned - principal(2)(3)	5,340,186	1,621,074	2,836,069	883,043	-
Secured financings, term loan agreement, and debt related to real estate owned - interest(2)(3)	873,630	381,194	451,811	40,625	-
Total	$6,962,806	$2,490,780	$3,392,589	$1,079,437	$—

(1)
The estimated allocation of our unfunded loan commitments is based on the earlier of our expected funding date and the commitment expiration date. As of June 30, 2024, we have $442.9 million of in-place financings to fund our remaining commitments, excluding $42.7 million of approved and undrawn credit capacity based on existing collateral.
(2)
The allocation of our secured financings and secured term loan is based on the earlier of the fully extended maturity date (assuming conditions to extend are met) of each individual corresponding loan receivable or the maximum maturity date under the respective financing agreement, and assumes eight loans that are in maturity default that represent collateral for aggregate borrowings outstanding of $395.9 million that are in maturity default have a contractual obligation to pay in less than one year.
(3)
Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured financing agreements and SOFR in effect as of June 30, 2024, will remain constant into the future. Actual amounts borrowed and rates will vary over time. Our floating rate loans and related liabilities are indexed to SOFR. Totals exclude non-consolidated senior interests.

In certain circumstances, conditions to funding may not be met by our borrowers and portions of our unfunded loan commitments may not become eligible to be drawn on. Of the $749.0 million of unfunded loan commitments for our loans receivable held-for-investment as of June 30, 2024, the following table details the portion of unfunded loan commitments and in-place financings to fund our remaining commitments for loans whereby conditions to funding are not met, including loans on non-accrual status, in maturity default, risk rated 5, and/or delinquent in accordance with our revenue recognition policy ($ in thousands):

	Unfunded Loan Commitments	In-place Financing Commitments	Net Loan Commitment
Gross total commitment	$748,990	$442,945	$306,045
Non-accrual, maturity default, risk rated 5 and/or delinquent loans	(118,239)	(46,785)	(71,454)
Net loan commitment	$630,751	$396,160	$234,591

Subject to borrowers meeting future funding conditions provided for in our loan agreements, we expect to fund our $234.6 million of net loan commitments over the remaining maximum term of the related loans, which have a weighted average future funding period of 2.4 years.

We are required to pay our Manager, in cash, a base management fee and incentive fees (to the extent earned) on a quarterly basis in arrears. The tables above do not include the amounts payable to our Manager under the Management Agreement as they are not fixed and determinable.

Loan Maturities

The following table summarizes the future scheduled repayments of principal for loans receivable held-for-investment as of June 30, 2024 ($ in thousands):

	Initial Maturity		Fully Extended Maturity
Year	Unpaid Principal Balance(1)	Loan Commitment(1)	Unpaid Principal Balance(1)	Loan Commitment(1)
2024 (2)	$2,253,258	$2,396,479	$429,252	$467,585
2025	2,504,547	2,769,146	680,074	699,960
2026 (3)	1,507,154	1,848,324	1,929,308	2,230,019
2027	125,000	125,000	2,735,536	3,119,981
2028 (4)	-	-	394,404	394,404
Thereafter	-	-	221,385	227,000
Total	$6,389,959	$7,138,949	$6,389,959	$7,138,949

(1)
Excludes $538.3 million in unpaid principal balance and loan commitments of loans receivable held-for-investment that are in maturity default with no available extension options.
(2)
Represents maturities for the remaining six months of 2024.
(3)
Includes $68.4 million in unpaid principal balance and loan commitments of loans whose initial maturities were extended to 2026 subsequent to June 30, 2024, of which $30.0 million in unpaid principal balance and loan commitments have no further extension options.
(4)
Includes $38.4 million in unpaid principal balance and loan commitments of loans whose fully extended maturities were extended to 2028 subsequent to June 30, 2024.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash for the six months ended June 30, 2024 and 2023, respectively ($ in thousands):

	Six Months Ended
	June 30, 2024	June 30, 2023
Net cash flows provided by operating activities	$27,013	$41,910
Net cash flows provided by (used in) investing activities	367,046	(204,106)
Net cash flows (used in) provided by financing activities	(439,551)	99,127
Net decrease in cash, cash equivalents, and restricted cash	$(45,492)	$(63,069)

We experienced a net decrease in cash, cash equivalents, and restricted cash of $45.5 million during the six months ended June 30, 2024, compared to a net decrease of $63.1 million during the six months ended June 30, 2023.

During the six months ended June 30, 2024, we received $196.0 million from loan repayments, received $435.6 million of loan sale proceeds, and received $1.1 billion of proceeds from borrowings under our financing arrangements, net of payments for deferred financing costs. We made $263.4 million of advances on existing loans, made repayments on financings arrangements of $1.5 billion (inclusive of $115.3 million of deleveraging repayments), and made dividend payments of $71.0 million.

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our REIT taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of June 30, 2024, we were in compliance with all REIT requirements.

Refer to Note 13 to our consolidated financial statements for additional information about our income taxes.

Off-Balance Sheet Arrangements

As of June 30, 2024, we had no off-balance sheet arrangements aside from those discussed in Note 3 - Loan Portfolio, Note 4 - Equity Method Investment, and Note 14 - Commitments and Contingencies.

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

Current Expected Credit Losses

The CECL reserve required under ASC 326, Financial Instruments – Credit Losses, reflects our current estimate of potential credit losses related to our loan portfolio. Changes to the CECL reserve are recognized through a provision for or reversal of current expected credit loss reserve on our consolidated statements of operations. ASC 326 specifies the reserve should be based on relevant information about past events, including historical loss experience, current loan portfolio, market conditions and reasonable and supportable macroeconomic forecasts for the duration of each loan.

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

The WARM method requires us to reference historical loan loss data from a comparable data set and apply such loss rate to each of our loans over their expected remaining duration, taking into consideration expected economic conditions over the forecasted timeframe. Our general CECL reserve reflects our forecast of the current and future macroeconomic conditions that may impact the performance of the commercial real estate assets securing our loans and the borrower’s ultimate ability to repay. These estimates include unemployment rates, price indices for commercial properties, and market liquidity, all of which may influence the likelihood and magnitude of potential credit losses for our loans during their expected remaining duration. Additionally, further adjustments may be made based upon loan positions senior to ours, the risk rating of a loan, whether a loan is a construction loan, whether the loan’s initial maturity is near-term, or the economic conditions specific to the property type of a loan’s underlying collateral.

To estimate an annual historical loss rate, we obtained historical loss rate data for loans most comparable to our loan portfolio from a commercial mortgage-backed securities database licensed by a third party, Trepp, LLC, which contains historical loss data from January 1, 1999 through June 30, 2024. We believe this CMBS data is the most relevant, available, and comparable dataset to our portfolio.

When evaluating the current and future macroeconomic environment, we consider the aforementioned macroeconomic factors. Historical data for each metric is compared to historical commercial real estate credit losses in order to determine the relationship between the two variables. We use projections of each macroeconomic factor, obtained from a third party, to approximate the impact the macroeconomic outlook may have on our loss rate. Selections of these economic forecasts require judgment about future events that, while based on the information available to us as of the balance sheet date, are ultimately subjective and uncertain, and the actual economic conditions could vary significantly from the estimates we made. Following a reasonable and supportable forecast period, we use a straight-line method of reverting to the historical loss rate. Additionally, we assess the obligation to extend credit through our unfunded loan commitments through their expected remaining duration, adjusted for projected fundings from interest reserves, if applicable, which is considered in the estimate of the general CECL reserve. For both the funded and unfunded portions of our loans, we consider our internal risk rating of each loan as the primary credit quality indicator underlying our assessment.

In certain circumstances we may determine that a loan is no longer suited for the WARM method due to its unique risk characteristics or where we have deemed the borrower/sponsor to be experiencing financial difficulty and the repayment of the loan’s principal is collateral-dependent. We may instead elect to employ different methods to estimate credit losses that also conform to ASC 326 and related guidance.

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

Significant judgment and estimates are required in determining credit loss reserves, and actual losses, if any, could materially differ from those estimates.

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

There were no impairments of our real estate owned assets through June 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

In early 2022, the U.S. Federal Reserve began a campaign to combat inflation by increasing interest rates. By the end of 2023, the U.S. Federal Reserve had raised interest rates by a total of 5.25%, and benchmark rates remain high relative to recent historical standards. While there still remains a risk that the U.S. Federal Reserve will continue to increase interest rates if inflation persists or re-accelerates, we believe the moderation in inflationary pressures and a renewed focus on the health of the employment market have reduced the likelihood of such increases. Through recent public statements, the U.S. Federal Reserve has indicated that if inflation declines further towards their target range and/or if the employment market weakens, it will consider cutting interest rates. Higher benchmark interest rates imposed by the U.S. Federal Reserve may continue to increase our interest expense, negatively impact the ability of our borrowers to service their debt, and reduce the value of the CRE collateral underlying our loans.

Rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income.

The following table illustrates as of June 30, 2024 the impact on our interest income and interest expense for the twelve-month period following June 30, 2024 assuming a decrease in SOFR of 50 and 100 basis points and an increase in SOFR of 50 and 100 basis points in the applicable interest rate benchmark (based on SOFR of 5.34% as of June 30, 2024) ($ in thousands, except per share data):

Net Floating		Decrease		Increase
Rate Exposure	Change in	100 Basis Points	50 Basis Points	50 Basis Points	100 Basis Points
$1,454,605	Net interest income	$(7,758)	$(4,361)	$4,798	$9,595
	Net interest income per share	$(0.05)	$(0.03)	$0.03	$0.07

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

Each of our repurchase agreements contain “margin maintenance” provisions, which allow the lender to require the delivery of cash or other assets to reduce the financing amount against loans that have been deemed to have experienced a diminution in value. A substantial deterioration in the commercial real estate capital markets may negatively impact the value of assets financed with lenders that have margin maintenance provisions in their facilities. Certain of our repurchase agreements permit valuation adjustments solely as a result of collateral-specific credit events, while other repurchase agreements contain provisions also allowing our lenders to make margin calls upon the occurrence of adverse changes in the capital markets or as a result of interest rate or spread fluctuations, subject to minimum thresholds, among other factors. As of June 30, 2024, we have not received any margin calls under any of our repurchase agreements.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As of June 30, 2024, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)
None.
(b)
None.
(c)
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description

3.1

Articles of Amendment and Restatement of Claros Mortgage Trust, Inc. (incorporated by referenced to Exhibit 3.1 to the Current Report on Form 8-K, dated November 5, 2021, filed by the Company, Commission File No. 001-40993)

3.2

Amended and Restated Bylaws of Claros Mortgage Trust, Inc. (incorporated by referenced to Exhibit 3.2 to the Current Report on Form 8-K, dated November 5, 2021, filed by the Company, Commission File No. 001-40993)

10.1

Amendment No. 5 to Amended and Restated Master Repurchase Agreement and Amendment No. 3 to Guarantee Agreement dated as of June 20, 2024 by and among the Company, CMTG JP Finance LLC and JPMorgan Chase Bank, National Association (incorporated by referenced to Exhibit 10.1 to the Current Report on Form 8-K, dated June 24, 2024, filed by the Company, Commission File No. 001-40993)

10.2*	Amendment No. 4 to Guarantee Agreement, dated as of June 28, 2024, by and between Claros Mortgage Trust, Inc. and JPMorgan Chase Bank, National Association

10.3*	Third Amendment to Guaranty, dated as of June 30, 2024 by and between Claros Mortgage Trust, Inc. and Barclays Bank PLC

10.4*

Third Amendment to Amended and Restated Master Repurchase and Securities Contract and Third Amendment to Amended and Restated Guarantee Agreement, dated as of June 28, 2024, by and between CMTG GS Finance and Goldman Sachs Bank USA

10.5*	Amendment No. 3 to Guarantee Agreement, dated as of July 30, 2024 by and between Claros Mortgage Trust, Inc. and Wells Fargo Bank, National Association

10.6*	Third Amendment to Guaranty, dated as of June 30, 2024 by and between Claros Mortgage Trust, Inc. and Morgan Stanley Bank, N.A.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Claros Mortgage Trust, Inc.

Date: August 5, 2024	By:	/s/ Richard J. Mack
Richard J. Mack
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 5, 2024	By:	/s/ J. Michael McGillis
J. Michael McGillis
Chief Financial Officer, President and Director (Principal Financial and Accounting Officer)