Form 10-Q
period 2024-09-30
Claros Mortgage Trust, Inc.
filed 2024-11-07
CIK 1666291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 6, 2024, the registrant had 139,362,657 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Claros Mortgage Trust, Inc.

Consolidated Balance Sheets

(unaudited, in thousands, except share data)

	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$113,920	$187,301
Restricted cash	30,466	27,588
Loan principal payments held by servicer	-	11,000
Loans receivable held-for-investment	6,372,017	7,020,383
Less: current expected credit loss reserve	(229,268)	(142,958)
Loans receivable held-for-investment, net	6,142,749	6,877,425
Loans receivable held-for-sale	324,188	261,709
Equity method investment	42,360	42,474
Real estate owned, net	516,426	522,959
Other assets	137,964	138,905
Total assets	$7,308,073	$8,069,361

Liabilities and Equity
Repurchase agreements	$3,451,001	$3,805,678
Term participation facility	385,491	465,434
Loan participations sold, net	-	120,508
Notes payable, net	304,058	283,341
Secured term loan, net	710,477	712,576
Debt related to real estate owned, net	279,650	289,913
Other liabilities	41,157	47,368
Dividends payable	14,190	35,328
Management fee payable - affiliate	18,090	9,315
Total liabilities	5,204,114	5,769,461

Commitments and Contingencies - Note 14

Equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 139,362,657 and 138,745,357 shares issued and 139,362,657 and 138,745,357 shares outstanding at September 30, 2024 and December 31, 2023, respectively	1,394	1,387
Additional paid-in capital	2,735,189	2,725,217
Accumulated deficit	(632,624)	(426,704)
Total equity	2,103,959	2,299,900
Total liabilities and equity	$7,308,073	$8,069,361

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Operations

(unaudited, in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue
Interest and related income	$152,870	$182,044	$468,846	$526,945
Less: interest and related expense	111,096	123,611	340,252	349,314
Net interest income	41,774	58,433	128,594	177,631
Revenue from real estate owned	23,103	22,120	59,595	52,949
Total net revenue	64,877	80,553	188,189	230,580

Expenses
Management fees - affiliate	9,079	9,541	27,300	28,838
Incentive fees - affiliate	-	-	-	1,558
General and administrative expenses	3,645	3,565	12,367	12,982
Stock-based compensation expense	4,972	4,369	13,324	12,130
Real estate owned:
Operating expenses	14,727	13,706	41,466	34,974
Interest expense	6,900	6,137	20,098	17,446
Depreciation and amortization	2,628	2,558	7,850	6,708
Total expenses	41,951	39,876	122,405	114,636

Gain on sale of loan	-	575	-	575
Proceeds from interest rate cap	198	1,691	1,291	4,369
Unrealized loss on interest rate cap	(287)	(1,659)	(1,379)	(3,321)
(Loss) income from equity method investment	(37)	(33)	(114)	635
(Loss) gain on extinguishment of debt	(262)	-	(3,505)	2,217
Provision for current expected credit loss reserve	(78,756)	(110,198)	(182,644)	(148,435)

Net loss	$(56,218)	$(68,947)	$(120,567)	$(28,016)

Net loss per share of common stock:
Basic and diluted	$(0.40)	$(0.50)	$(0.88)	$(0.22)
Weighted average shares of common stock outstanding:
Basic and diluted	139,561,491	138,899,168	139,145,099	138,563,355

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Changes in Equity

(unaudited, in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total Equity
Balance at December 31, 2023	138,745,357	$1,387	$2,725,217	$(426,704)	$2,299,900
Stock-based compensation expense	1,334	-	4,400	-	4,400
Dividends declared	-	-	-	(35,622)	(35,622)
Net loss	-	-	-	(52,795)	(52,795)
Balance at March 31, 2024	138,746,691	$1,387	$2,729,617	$(515,121)	$2,215,883
Stock-based compensation expense	207,742	3	4,046	-	4,049
Payments for withholding taxes upon delivery of stock-based awards	-	-	(1,435)	-	(1,435)
Dividends declared	-	-	-	(35,541)	(35,541)
Net loss	-	-	-	(11,554)	(11,554)
Balance at June 30, 2024	138,954,433	$1,390	$2,732,228	$(562,216)	$2,171,402
Stock-based compensation expense	408,224	4	5,015	-	5,019
Payments for withholding taxes upon delivery of stock-based awards	-	-	(2,054)	-	(2,054)
Dividends declared	-	-	-	(14,190)	(14,190)
Net loss	-	-	-	(56,218)	(56,218)
Balance at September 30, 2024	139,362,657	$1,394	$2,735,189	$(632,624)	$2,103,959

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total Equity
Balance at December 31, 2022	138,376,144	$1,400	$2,712,316	$(257,245)	$2,456,471
Stock-based compensation expense	-	-	3,409	-	3,409
Dividends declared	-	-	-	(52,404)	(52,404)
Net income	-	-	-	36,678	36,678
Balance at March 31, 2023	138,376,144	$1,400	$2,715,725	$(272,971)	$2,444,154
Stock-based compensation expense	9,760	-	4,443	-	4,443
Dividends declared	-	-	-	(52,424)	(52,424)
Net income	-	-	-	4,253	4,253
Balance at June 30, 2023	138,385,904	$1,400	$2,720,168	$(321,142)	$2,400,426
Stock-based compensation expense	342,786	-	4,417	-	4,417
Payments for withholding taxes upon delivery of stock-based awards	-	-	(3,897)	-	(3,897)
Dividends declared	-	-	-	(35,330)	(35,330)
Net loss	-	-	-	(68,947)	(68,947)
Balance at September 30, 2023	138,728,690	$1,400	$2,720,688	$(425,419)	$2,296,669

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities
Net loss	$(120,567)	$(28,016)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion of fees and discounts on loans receivable	(15,711)	(17,943)
Amortization of deferred financing costs	17,766	17,564
Non-cash stock-based compensation expense	13,461	12,269
Depreciation and amortization on real estate owned and in-place lease values	7,850	6,708
Amortization of above and below market lease values, net	1,062	354
Unrealized loss on interest rate cap	1,379	3,321
Loss (income) from equity method investment	114	(635)
Loss (gain) on extinguishment of debt	3,505	(2,217)
Gain on sale of loan	-	(575)
Non-cash advances on loans receivable in lieu of interest	(30,536)	(52,862)
Non-cash advances on secured financings in lieu of interest	6,557	2,279
Repayment of non-cash advances on loans receivable in lieu of interest	21,042	23,111
Provision for current expected credit loss reserve	182,644	148,435
Changes in operating assets and liabilities:
Other assets	(27,593)	(28,873)
Other liabilities	(3,560)	1,241
Management fee payable - affiliate	8,775	(326)
Net cash provided by operating activities	66,188	83,835

Cash flows from investing activities
Loan originations, acquisitions and advances, net of fees	(440,139)	(611,985)
Advances on loans receivable held-for-sale	(2,320)	-
Repayments of loans receivable	550,525	523,267
Proceeds from sales of loans receivable	435,645	187,440
Extension and exit fees received from loans receivable	3,789	1,704
Cash and restricted cash acquired from assignment-in-lieu of foreclosure of real estate owned	-	256
Payment of transaction costs from assignment-in-lieu of foreclosure of real estate owned	-	(7,024)
Reserves and deposits held for loans receivable	(5)	300
Capital expenditures on real estate owned	(716)	(1,487)
Net cash provided by investing activities	546,779	92,471

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash flows from financing activities
Payments for withholding taxes upon delivery of stock-based awards	(3,489)	(3,897)
Dividends paid	(106,491)	(156,829)
Proceeds from secured financings	1,342,266	736,146
Payment of deferred financing costs	(13,937)	(12,281)
Purchase of interest rate cap	(508)	-
Repayments of secured financings	(1,885,591)	(732,024)
Repayments of secured term loan	(5,720)	(25,030)
Repayments of debt related to real estate owned	(10,000)	-
Net cash used in financing activities	(683,470)	(193,915)

Net decrease in cash, cash equivalents and restricted cash	(70,503)	(17,609)
Cash, cash equivalents and restricted cash, beginning of period	214,889	348,159
Cash, cash equivalents and restricted cash, end of period	$144,386	$330,550

Cash and cash equivalents, end of period	$113,920	$307,367
Restricted cash, end of period	30,466	23,183
Cash, cash equivalents and restricted cash, end of period	$144,386	$330,550

Supplemental disclosure of cash flow information:
Cash paid for interest	$341,971	$345,771
Supplemental disclosure of non-cash investing and financing activities:
Dividends accrued	$14,190	$35,330
Loan principal payments held by servicer	$-	$689
Accrued deferred financing costs	$161	$-
Accrued loan sale transaction costs	$-	$757
Real estate acquired in assignment-in-lieu of foreclosure	$-	$124,332
Lease intangibles, net acquired in assignment-in-lieu of foreclosure	$-	$20,080
Working capital acquired in assignment-in-lieu of foreclosure	$-	$(2,392)
Settlement of loans receivable in assignment-in-lieu of foreclosure	$-	$(208,797)

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

These unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of our financial position, results of operations and cash flows have been included. Our results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year or any other future period.

We consolidate all entities that are controlled either through majority ownership or voting rights. We also identify entities for which control is achieved through means other than through voting rights (a variable interest entity or “VIE”) using the analysis as set forth in Accounting Standards Codification (“ASC”) 810, Consolidation of Variable Interest Entities, and determine when and which variable interest holder, if any, should consolidate the VIE. We do not have any consolidated variable interest entities as of September 30, 2024 and December 31, 2023. All significant intercompany transactions and balances have been eliminated in consolidation.

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

To estimate an annual historical loss rate, we obtained historical loss rate data for loans most comparable to our loan portfolio from a commercial mortgage-backed securities database licensed by a third party, Trepp, LLC, which contains historical loss data from January 1, 1999 through September 30, 2024. We believe this CMBS data is the most relevant, available, and comparable dataset to our portfolio.

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

We evaluate the credit quality of each of our loans receivable on an individual basis and assign a risk rating at least quarterly. We have developed a loan grading system for all of our outstanding loans receivable that are collateralized directly or indirectly by real estate. Grading criteria include, but are not limited to, as-is or as-stabilized debt yield, term of loan, property type, property or collateral location, loan type, structure, collateral cash flow volatility and other more subjective variables that include, but are not limited to, as-is or as-stabilized collateral value, market conditions, industry conditions, borrower/sponsor financial stability, and borrower/sponsor exit plan. While evaluating the credit quality of each loan within our portfolio, we assess these quantitative and qualitative factors as a whole and with no pre-prescribed weight on their impact to our determination of a loan’s risk rating. However, based upon the facts and circumstances for each loan and the overall market conditions, we may consider certain previously mentioned factors more or less relevant than others. We utilize the grading system to determine each loan’s risk of loss and to provide a determination as to whether an individual loan is impaired and whether a specific CECL reserve is necessary. Based on a 5-point scale, the loans are graded “1” through “5,” from less risk to greater risk, which gradings are defined as follows:

1.
Very Low Risk
2.
Low Risk
3.
Medium Risk
4.
High Risk/Potential for Loss: A loan that has a risk of realizing a principal loss
5.
Impaired/Loss Likely: A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss

Specific CECL Reserve

In certain circumstances, we may determine that a loan is no longer suited for the WARM method due to its unique risk characteristics or where we have deemed the borrower/sponsor to be experiencing financial difficulty and the repayment of the loan’s principal is collateral-dependent. We may instead elect to employ different methods to estimate credit losses that also conform to ASC 326 and related guidance. For such loans, we would separately measure the specific reserve for each loan by using the estimated fair value of the loan’s collateral. If the estimated fair value of the collateral is less than the carrying value of the loan, an asset-specific reserve is created as a component of our overall current expected credit loss reserve. Specific reserves are equal to the excess of a loan’s carrying value to the estimated fair value of the collateral, less estimated costs to sell, if recovery of our investment is expected from the sale of the collateral and such costs will reduce amounts recovered by us.

If we have determined that a loan, a portion of a loan, or accrued interest receivable previously recognized under our revenue recognition policy is uncollectible, we will write off the amount deemed uncollectible through an adjustment to our current expected credit loss reserve. Significant judgment is required in determining impairment and in estimating the resulting credit loss reserve, and actual losses, if any, could materially differ from those estimates.

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

Note 3. Loan Portfolio

Loans Receivable

Our loan receivable held-for-investment portfolio as of September 30, 2024 was comprised of the following loans ($ in thousands, except for number of loans):

	Number of Loans	Loan Commitment(1)	Unpaid Principal Balance	Carrying Value (2)	Weighted Average Spread(3)	Weighted Average Interest Rate(4)
Loans receivable held-for-investment:
Variable:
Senior loans(5)	53	$6,836,841	$6,252,668	$6,129,070	+ 3.66%	7.78%
	53	6,836,841	6,252,668	6,129,070	+ 3.66%	7.78%
Fixed:
Senior loans(5)	2	$6,339	$6,339	$6,558	N/A	8.87%
Subordinate loans	2	125,886	125,886	124,863	N/A	8.44%
	4	132,225	132,225	131,421		8.46%
Total/Weighted Average	57	$6,969,066	$6,384,893	$6,260,491	N/A	7.79%
General CECL reserve				(117,742)
Loans receivable held-for-investment, net				$6,142,749

(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Net of specific CECL reserves of $111.5 million.
(3)
The weighted average spread is expressed as a spread over the relevant floating benchmark rates. One-month term Secured Overnight Financing Rate (“SOFR”) as of September 30, 2024 was 4.85%. Weighted average is based on outstanding principal as of September 30, 2024. For loans placed on non-accrual, the spread used in calculating the weighted average spread is 0%.
(4)
Reflects the weighted average interest rate based on the applicable floating benchmark rate (if applicable), including SOFR floors (if applicable). Weighted average is based on outstanding principal as of September 30, 2024 and includes loans on non-accrual status. For loans placed on non-accrual, the spread used in calculating the weighted average interest rate is 0%.
(5)
Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans (if any), and pari passu participations in senior mortgage loans.

Our loans receivable held-for-investment portfolio as of December 31, 2023 was comprised of the following loans ($ in thousands, except for number of loans):

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

Activity relating to our loans receivable held-for-investment portfolio for the nine months ended September 30, 2024 ($ in thousands):

	Unpaid Principal Balance	Deferred Fees and Discounts	Specific CECL Reserve	Carrying Value (1)
Balance at December 31, 2023	$7,044,524	$(24,141)	$(72,587)	$6,947,796
Loan receivable acquired in connection with a full loan repayment	100,007	(2,278)	-	97,729
Advances on existing loans	342,410	-	-	342,410
Non-cash advances in lieu of interest	30,536	-	-	30,536
Origination fees, discounts, extension fees and exit fees	-	(3,447)	-	(3,447)
Repayments of loans receivable	(539,525)	-	-	(539,525)
Repayments of non-cash advances in lieu of interest	(21,042)	-	-	(21,042)
Accretion of fees and discounts	-	15,711	-	15,711
Provision for specific CECL reserve	-	-	(113,873)	(113,873)
Transfer to loans held-for-sale	(572,017)	1,279	74,373	(496,365)
Principal charge-offs	-	-	561	561
Balance at September 30, 2024	$6,384,893	$(12,876)	$(111,526)	$6,260,491
General CECL reserve				(117,742)
Carrying Value				$6,142,749

(1)
Balance at December 31, 2023 does not include general CECL reserve.

During the three months ended September 30, 2024, we received the full repayment of a risk rated 4 office loan with an unpaid principal balance of $122.5 million. In connection with this repayment, we received cash proceeds of $25.1 million and acquired a loan receivable with a total unpaid principal balance of $100.0 million secured by a retail and entertainment property located in New Jersey and other forms of credit support.

Sales of Loans Receivable

As of September 30, 2024 and December 31, 2023, and during the nine months ended September 30, 2024, we reclassified the following loans to held-for-sale ($ in thousands):

Property Type	Location	Loan Commitment	Unpaid Principal Balance	Carrying Value Before Principal Charge-Off	Principal Charge-Off	Held-For-Sale Carrying Value	Risk Rating (1)
For Sale Condo (2) (4)	CA	$247,260	$210,771	$210,771	$(28,107)	$182,664	4
Multifamily (2) (5)	CO	115,000	115,000	115,173	(3,698)	111,475	3
Land (2) (5)	FL	30,200	30,200	30,351	(302)	30,049	3
Multifamily (6)	CA	260,899	216,045	214,443	(42,827)	171,616	4
For Sale Condo (3)	FL	160,000	158,180	157,346	-	157,346	2
Multifamily (3)	FL	77,115	76,580	76,275	-	76,275	3
Mixed-Use (3) (7)	FL	141,791	36,773	35,556	(7,468)	28,088	3

(1)
Reflects risk rating of the loan receivable prior to reclassification to held-for-sale.
(2)
Loan classified as held-for-sale as of September 30, 2024.
(3)
Loan classified as held-for-sale as of December 31, 2023 and sold in January 2024.
(4)
Upon reclassification to held-for-sale, we recognized an additional $23.2 million charge-off of accrued interest receivable. The cumulative charge-offs were attributable to the delinquency of the loan and its $36.5 million of remaining unfunded commitments.
(5)
Loan sold in October 2024.
(6)
Principal charge-off attributable to the construction status of the loan’s collateral asset and its $44.9 million of remaining unfunded commitments. During the three months ended June 30, 2024, we recorded an additional principal charge-off of $0.6 million relating to transaction costs incurred. The loan was on non-accrual status effective October 1, 2023. The loan sold in April 2024.
(7)
Principal charge-off attributable to the construction status of the loan’s collateral asset and its $105.0 million of remaining unfunded commitments.

During the three months ended September 30, 2023, we sold a senior loan collateralized by a portfolio of multifamily properties located in San Francisco, CA. We obtained a true-sale-at-law opinion and determined the transaction constituted a sale. Concurrent with the sale, we entered into an agreement with the transferee which provides for a share of cash flows from the senior loan upon the transferee meeting certain financial metrics. As of September 30, 2024, we have not recognized any value to this interest on our consolidated financial statements.

Modifications of Loans Receivable Held-for-Investment

During the three months ended September 30, 2024, we modified a mixed-use loan receivable with an unpaid principal balance of $75.5 million, resulting in a $7.2 million principal repayment and the remaining $68.3 million principal being bifurcated into a $30.0 million loan secured by a retail property and a $38.3 million unsecured personal loan, both of which are accompanied by credit support.

During the three months ended December 31, 2023, we modified a loan with a borrower that was experiencing financial difficulties, resulting in a maturity extension to June 10, 2024. As of September 30, 2024, the loan had total commitments and an amortized cost basis of $78.6 million, represents approximately 1.3% of total loans receivable held-for-investment, based on carrying value net of any specific CECL reserves, is current on interest payments, is in maturity default, and is risk rated 4. The loan is considered in determining our general CECL reserve.

During the three months ended June 30, 2022, we modified a loan with a borrower that was experiencing financial difficulties, resulting in a decrease in the index rate floor from 1.57% to 1.00% and modified extension requirements. During the year ended December 31, 2023, we further modified this loan to provide for an initial maturity extension to September 18, 2023. As of September 30, 2024, the loan had total commitments and an amortized cost basis of $87.8 million, represents approximately 1.4% of total loans receivable held-for-investment, based on carrying value net of any specific CECL reserves, is current on interest payments, is in maturity default, and is risk rated 4. The loan is considered in determining our general CECL reserve.

Concentration of Risk

The following table presents our loans receivable held-for-investment by loan type, as well as property type and geographic location of the properties collateralizing these loans as of September 30, 2024 and December 31, 2023 ($ in thousands):

	September 30, 2024		December 31, 2023
Loan Type	Carrying Value (1)	Percentage	Carrying Value (2)	Percentage
Senior loans (3)	$6,135,628	98%	$6,792,666	98%
Subordinate loans	124,863	2%	155,130	2%
	$6,260,491	100%	$6,947,796	100%
General CECL reserve	(117,742)		(70,371)
	$6,142,749		$6,877,425

Property Type	Carrying Value (1)	Percentage	Carrying Value (2)	Percentage
Multifamily	$2,615,355	42%	$2,829,436	41%
Hospitality	1,231,157	20%	1,339,067	19%
Office	853,328	14%	961,744	14%
Mixed-Use (4)	536,886	8%	596,919	9%
Other	530,320	8%	482,582	7%
Land	488,538	8%	518,252	7%
For Sale Condo	4,907	0%	219,796	3%
	$6,260,491	100%	$6,947,796	100%
General CECL reserve	(117,742)		(70,371)
	$6,142,749		$6,877,425

Geographic Location	Carrying Value (1)	Percentage	Carrying Value (2)	Percentage
United States
West	$2,037,469	33%	$2,518,716	35%
Northeast	1,588,299	25%	1,861,239	27%
Mid Atlantic	788,734	12%	761,588	11%
Southeast	722,856	11%	735,011	11%
Southwest	597,702	10%	592,324	9%
Midwest	485,435	8%	477,019	7%
Other	39,996	1%	1,899	0%
	$6,260,491	100%	$6,947,796	100%
General CECL reserve	(117,742)		(70,371)
	$6,142,749		$6,877,425

(1)
Net of specific CECL reserves of $111.5 million at September 30, 2024.

(2)
Net of specific CECL reserves of $72.6 million at December 31, 2023.
(3)
Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans and pari passu participations in senior mortgage loans.
(4)
At September 30, 2024, mixed-use comprises of 3% office, 3% multifamily, 1% retail, 1% hospitality, and immaterial amounts of for sale condo. At December 31, 2023, mixed-use comprises of 3% office, 2% retail, 2% multifamily, 1% hospitality, and immaterial amounts of for sale condo.

Interest Income and Accretion

The following table summarizes our interest and accretion income from our loan portfolio and interest on cash balances for the three and nine months ended September 30, 2024 and 2023, respectively ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Coupon interest	$144,500	$171,873	$445,826	$499,507
Interest on cash, cash equivalents, and other income	1,619	2,814	7,309	9,495
Accretion of fees and discounts	6,751	7,357	15,711	17,943
Total interest and related income(1)	$152,870	$182,044	$468,846	$526,945

(1)
For the three months ended September 30, 2024 and 2023, we recognized $2.7 million and $1.3 million of default interest, late fees, pre-payment penalties, and/or accelerated fees following repayments prior to maturity. For the nine months ended September 30, 2024 and 2023, we recognized $4.0 million and $1.6 million, respectively, in default interest, late fees, pre-payment penalties, and/or accelerated fees following repayments prior to maturity.

Loan Risk Ratings

As further described in Note 2 – Summary of Significant Accounting Policies, we evaluate the credit quality of our loan portfolio on a quarterly basis. In conjunction with our quarterly loan portfolio review, we assess the risk factors of each loan and assign a risk rating based on several factors, including, but not limited to, as-is or as-stabilized debt yield, term of loan, property type, property or collateral location, loan type, structure, collateral cash flow volatility and other more subjective variables that include, but are not limited to, as-is or as-stabilized collateral value, market conditions, industry conditions, borrower/sponsor financial stability, and borrower/sponsor exit plan. While evaluating the credit quality of each loan within our portfolio, we assess these quantitative and qualitative factors as a whole and with no pre-prescribed weight on their impact to our determination of a loan’s risk rating. However, based upon the facts and circumstances for each loan and the current market conditions, we may consider certain previously mentioned factors more or less relevant than others. Loans are rated “1” (less risk) through “5” (greater risk), which ratings are defined in Note 2 – Summary of Significant Accounting Policies.

The following tables allocate the principal balance and carrying value of our loans receivable held-for-investment based on our internal risk ratings as of September 30, 2024 and December 31, 2023 ($ in thousands):

September 30, 2024
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value (1)	% of Total of Carrying Value
1	-	$-	$-	0%
2	-	-	-	0%
3	34	3,942,083	3,933,506	63%
4	15	1,921,006	1,918,234	30%
5	8	521,804	408,751	7%
	57	$6,384,893	$6,260,491	100%
General CECL reserve			(117,742)
			$6,142,749

(1)
Net of specific CECL reserves of $111.5 million.

December 31, 2023
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value (1)	% of Total of Carrying Value
1	-	$-	$-	0%
2	-	-	-	0%
3	45	5,169,731	5,148,188	74%
4	15	1,536,748	1,534,829	22%
5	5	338,045	264,779	4%
	65	$7,044,524	$6,947,796	100%
General CECL reserve			(70,371)
			$6,877,425

(1)
Net of specific CECL reserves of $72.6 million.

As of September 30, 2024 and December 31, 2023, the average risk rating of our portfolio was 3.5 and 3.3, respectively, weighted by unpaid principal balance.

The following table presents the carrying value and significant characteristics of our loans receivable held-for-investment on non-accrual status as of September 30, 2024 ($ in thousands):

Property Type	Location	Risk Rating	Unpaid Principal Balance	Carrying Value Before Specific CECL Reserve	Specific CECL Reserve	Net Carrying Value	Interest Recognition Method / as of Date
Land	VA	5	$152,261	$152,261	$(32,161)	$120,100	Cost Recovery/ 1/1/2023
Office(1)	CA	5	111,542	111,263	(20,063)	91,200	Cost Recovery/ 4/1/2023
Multifamily	NV	5	96,529	96,082	(16,682)	79,400	Cash Basis/ 1/1/2024
Office(2)	GA	5	69,492	69,094	(28,894)	40,200	Cost Recovery/ 9/1/2023
Multifamily	AZ	5	50,164	49,957	(7,157)	42,800	Cash Basis/ 1/1/2024
Multifamily	TX	5	39,279	39,085	(5,685)	33,400	Cash Basis/ 1/1/2024
Other(3)	Other	5	1,651	1,651	-	1,651	Cost Recovery/ 7/1/2020
Other	NY	5	886	884	(884)	-	Cost Recovery/ 6/30/2023
Total risk rated 5 loans			521,804	520,277	(111,526)	408,751
Multifamily	TX	4	136,355	135,840	-	135,840	Cash Basis/ 7/1/2024
Office(4)	CA	4	96,214	95,827	-	95,827	Cost Recovery/ 9/1/2023
Land	NY	4	87,741	88,166	-	88,166	Cash Basis/ 4/1/2024
Land	NY	4	67,000	67,000	-	67,000	Cash Basis/ 11/1/2021
Multifamily	TX	4	24,865	24,804	-	24,804	Cash Basis/ 7/1/2024
Total risk rated 4 loans			412,175	411,637	-	411,637
Total non-accrual (5)			$933,979	$931,914	$(111,526)	$820,388

(1)
During the three months ended September 30, 2024, cost recovery proceeds of $0.9 million were received for this loan while on non-accrual status.
(2)
During the three months ended September 30, 2024, cost recovery proceeds of $2.0 million were received for this loan while on non-accrual status.
(3)
During the three months ended September 30, 2024, cost recovery proceeds of $0.2 million were received for this loan while on non-accrual status.
(4)
During the three months ended September 30, 2024, cost recovery proceeds of $2.0 million were received for this loan while on non-accrual status.
(5)
Loans classified as non-accrual represented 13.1% of the total loans receivable held-for-investment at September 30, 2024, based on carrying value net of any specific CECL reserves. Excludes four loans with an aggregate carrying value of $394.8 million that are in maturity default but remain on accrual status as the borrower is either current on interest payments or interest is deemed collectible based on the underlying collateral value. Additionally, as of September 30, 2024, we have two loans with an aggregate carrying value of $520.0 million that are delinquent on interest payments but remain on accrual status as the interest is deemed collectible based on the underlying collateral value.

The following table presents the carrying value and significant characteristics of our loans receivable held-for-investment on non-accrual status as of December 31, 2023 ($ in thousands):

Property Type	Location	Risk Rating	Unpaid Principal Balance	Carrying Value Before Specific CECL Reserve	Specific CECL Reserve	Net Carrying Value	Interest Recognition Method / as of Date
Land	VA	5	$151,326	$151,326	$(31,226)	$120,100	Cost recovery/ 1/1/2023
Office(1)	CA	5	112,442	112,163	(20,523)	91,640	Cash basis/ 4/1/2023
Office	GA	5	71,492	71,094	(19,954)	51,140	Cost recovery/ 9/1/2023
Other (2)	Other	5	1,899	1,899	-	1,899	Cost recovery/ 7/1/2020
Other	NY	5	886	884	(884)	-	Cost recovery/ 6/30/2023
Total risk rated 5 loans			338,045	337,366	(72,587)	264,779
Multifamily(3)	CA	4	214,479	212,877	-	212,877	Cost recovery/ 10/1/2023
Office	CA	4	98,214	97,827	-	97,827	Cost recovery/ 9/1/2023
Land	NY	4	67,000	67,000	-	67,000	Cash basis/ 11/1/2021
Total risk rated 4 loans			379,693	377,704	-	377,704
Total non-accrual (4)			$717,738	$715,070	$(72,587)	$642,483

(1)
During the year ended December 31, 2023, interest income of $0.3 million was recognized on a cash basis for this loan while on non-accrual status.
(2)
During the year ended December 31, 2023, cost recovery proceeds of $1.6 million were received for this loan while on non-accrual status.
(3)
This loan was sold in April 2024. During the year ended December 31, 2023, cost recovery proceeds of $0.4 million were received for this loan while on non-accrual status.
(4)
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

The following table illustrates the changes in the current expected credit loss reserve for our loans receivable held-for-investment for the nine months ended September 30, 2024 and 2023, respectively ($ in thousands):

	Specific CECL Reserve			General CECL Reserve
	Loans Receivable Held-for-Investment	Accrued Interest Receivable (1)	Total Specific CECL Reserve	Loans Receivable Held-for-Investment	Unfunded Loan Commitments (1)	Total General CECL Reserve	Total CECL Reserve
Total reserve, December 31, 2022	$60,300	$-	$60,300	$68,347	$17,715	$86,062	$146,362
Reversal	-	-	-	(1,021)	(2,218)	(3,239)	(3,239)
Total reserve, March 31, 2023	$60,300	$-	$60,300	$67,326	$15,497	$82,823	$143,123
Provision (reversal)	44,588	-	44,588	(1,628)	(1,485)	(3,113)	41,475
Charge-offs	(66,935)	-	(66,935)	-	-	-	(66,935)
Total reserve, June 30, 2023	$37,953	$-	$37,953	$65,698	$14,012	$79,710	$117,663
Provision (reversal)	106,949	-	106,949	4,044	(793)	3,251	110,200
Charge-offs	(72,958)	-	(72,958)	-	-	-	(72,958)
Total reserve, September 30, 2023	$71,944	$-	$71,944	$69,742	$13,219	$82,961	$154,905

Total reserve, December 31, 2023	$72,587	$-	$72,587	$70,371	$9,726	$80,097	$152,684
Provision (reversal)	47,285	-	47,285	23,358	(683)	22,675	69,960
Charge-offs	(42,266)	-	(42,266)	-	-	-	(42,266)
Total reserve, March 31, 2024	$77,606	$-	$77,606	$93,729	$9,043	$102,772	$180,378
Provision	1,232	-	1,232	31,750	946	32,696	33,928
Charge-offs	(561)	-	(561)	-	-	-	(561)
Total reserve, June 30, 2024	$78,277	$-	$78,277	$125,479	$9,989	$135,468	$213,745
Provision (reversal)	65,356	23,245	88,601	(7,737)	(2,108)	(9,845)	78,756
Charge-offs	(32,107)	(23,245)	(55,352)	-	-	-	(55,352)
Total reserve, September 30, 2024	$111,526	$-	$111,526	$117,742	$7,881	$125,623	$237,149
Reserve at September 30, 2024 (2)			1.7%			2.0%	3.7%
(1)
CECL reserve for unfunded commitments is included in other liabilities on the consolidated balance sheets. CECL reserve for accrued interest receivable, if any, is included in other assets on the consolidated balance sheets.
(2)
Represents CECL reserve as a percent of total unpaid principal balance of loans receivable held-for-investment. As of September 30, 2024, specific CECL reserves approximated 21.4% of unpaid principal balance of loans with specific CECL reserves. As of September 30, 2024, general CECL reserves approximated 2.1% of unpaid principal balance of loans subject to the general CECL reserve.

During the nine months ended September 30, 2024, we recorded a provision for current expected credit losses of $182.6 million, which consisted of a $45.5 million increase in our general CECL reserve and a $137.1 million increase in our specific CECL reserve prior to principal and accrued interest receivable charge-offs. The increase in general CECL reserves was primarily attributable to changes in the historical loss rate of the analogous dataset and changes in risk ratings, non-accrual status, and expected remaining duration within our loan portfolio, offset by the reduction in the size of our loan portfolio. As of September 30, 2024, our total current expected credit loss reserve was $237.1 million.

During the nine months ended September 30, 2023, we recorded a provision for current expected credit losses of $148.4 million, which included a $151.5 million increase in our specific CECL reserve prior to a principal charge-off and a reversal of $3.1 million of general CECL reserves. This reversal of general CECL reserves was primarily attributable to the seasoning of our loan portfolio and a reduction in the size of our loan portfolio, offset by deteriorating macroeconomic conditions. As of September 30, 2023, our total current expected credit loss reserve was $154.9 million.

Specific CECL Reserves

In certain circumstances, we may determine that a loan is no longer suited for the WARM method as we have deemed the borrower to be experiencing financial difficulty and the repayment of the loan’s principal is collateral dependent. The following table presents a summary of our loans receivable held-for-investment with specific CECL reserves as of September 30, 2024 ($ in thousands):

Property Type	Location	Unpaid Principal Balance	Carrying Value Before Specific CECL Reserve	Specific CECL Reserve	Net Carrying Value
Land (1)	VA	$152,261	$152,261	$32,161	$120,100
Office (2)	CA	111,542	111,263	20,063	91,200
Multifamily (3)	NV	96,529	96,082	16,682	79,400
Office (4)	GA	69,492	69,094	28,894	40,200
Multifamily (5)	AZ	50,164	49,957	7,157	42,800
Multifamily (6)	TX	39,279	39,085	5,685	33,400
Other (7)	NY	886	884	884	-
Total		$520,153	$518,626	$111,526	$407,100

(1)
During the nine months ended September 30, 2024, we recorded additional specific CECL reserves totaling $0.9 million as a result of protective advances made. Effective January 1, 2023, this loan was placed on non-accrual status. As of September 30, 2024, this loan is in maturity default.
(2)
During the nine months ended September 30, 2024, we reversed our specific CECL reserve by $0.4 million based on changes to the collateral value, offset by cost recovery proceeds received. Effective April 1, 2023, this loan was placed on non-accrual status. As of September 30, 2024, this loan is in maturity default.
(3)
As of September 30, 2024, we recognized a specific CECL reserve of $16.7 million. Effective January 1, 2024, this loan was placed on non-accrual status.
(4)
During the nine months ended September 30, 2024, we recorded additional specific CECL reserves totaling $8.9 million based on changes to the collateral value, offset by cost recovery proceeds received. Effective September 1, 2023, this loan was placed on non-accrual status. As of September 30, 2024, this loan is in maturity default.
(5)
As of September 30, 2024, we recognized a specific CECL reserve of $7.2 million. Effective January 1, 2024, this loan was placed on non-accrual status.
(6)
As of September 30, 2024, we recognized a specific CECL reserve of $5.7 million. Effective January 1, 2024, this loan was placed on non-accrual status.
(7)
Effective June 30, 2023, the loan was placed on non-accrual status. As of September 30, 2024, this loan is in maturity default.

Fair market values used to determine specific CECL reserves are calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach. Estimates of fair market values used to determine specific CECL reserves as of September 30, 2024 include assumptions of property specific cash flows over estimated holding periods, assumptions of property redevelopment costs, assumptions of leasing activities, discount rates ranging from 6.0% to 9.5%, and market and terminal capitalization rates ranging from 5.25% to 8.25%. These assumptions are based upon the nature of the properties, recent sales and lease comparables, recent and projected property cash flows, and anticipated real estate and capital market conditions.

Our primary credit quality indicator is our internal risk rating, which is further discussed above. The following table presents the carrying value of our loans receivable held-for-investment as of September 30, 2024 by year of origination and risk rating, and principal charge-offs recognized during the nine months ended September 30, 2024 ($ in thousands):

Carrying Value by Origination Year as of September 30, 2024
Risk Rating	Number of Loans	Carrying Value (1)	2024 (3)	2023	2022	2021	2020	2019	2018
1	-	$-	$-	$-	$-	$-	$-	$-	$-
2	-	-	-	-	-	-	-	-	-
3	34	3,933,506	98,303	101,196	1,530,442	968,021	-	800,835	434,709
4	15	1,918,234	-	-	682,227	571,369	87,750	410,170	166,718
5	8	408,751	-	-	155,600	40,200	91,200	1,651	120,100
	57	$6,260,491	$98,303	$101,196	$2,368,269	$1,579,590	$178,950	$1,212,656	$721,527
Principal Charge-offs (2)		$-	$-	$-	$46,525	$302	$-	$28,107	$-

(1)
Net of specific CECL reserves of $111.5 million.
(2)
Principal charge-off of $46.5 million comprised of a principal charge-off of $42.8 million recognized in connection with the sale of a senior loan in April 2024 and a principal charge-off of $3.7 million recognized in connection with the sale of a senior loan in October 2024. Principal charge-off of $0.3 million recognized in connection with the sale of a subordinate loan in October 2024. Principal charge-off of $28.1 million recognized in connection with the anticipated sale of a senior loan.
(3)
Reflects a loan receivable acquired in connection with a full loan repayment during the three months ended September 30, 2024.

The following table details overall statistics for our loans receivable held-for-investment:

	September 30, 2024	December 31, 2023
Weighted average yield to maturity(1)	8.4%	9.1%
Weighted average term to initial maturity	0.8 years	1.2 years
Weighted average term to fully extended maturity(2)	2.1 years	2.6 years

(1)
Represents the weighted average annualized yield to initial maturity of each loan, inclusive of coupon, and fees received, based on the applicable floating benchmark rate/floors (if applicable), in place as of September 30, 2024 and December 31, 2023. For loans placed on non-accrual, the annualized yield to initial maturity used in calculating the weighted average annualized yield to initial maturity is 0%.
(2)
Term to fully extended maturity is determined based on the maximum maturity of each of the corresponding loans, assuming all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.

Note 4. Equity Method Investment

As of September 30, 2024 and December 31, 2023, we hold a 51% interest in CMTG/TT Mortgage REIT LLC (“CMTG/TT”). We are not deemed to be the primary beneficiary of CMTG/TT in accordance with ASC 810, therefore we do not consolidate this joint venture. During its active investment period, CMTG/TT originated loans collateralized by institutional quality commercial real estate. As of September 30, 2024, the sole remaining loan held by CMTG/TT had an unpaid principal balance of $78.5 million and was placed on non-accrual status effective April 1, 2023. As of September 30, 2024, the carrying value of our 51% equity interest in CMTG/TT approximated $42.4 million.

At each reporting period, we assess whether there are any indicators of other-than-temporary impairment of our equity investment. There were no other than temporary impairments of our equity method investment through September 30, 2024.

Note 5. Real Estate Owned

The following table presents detail related to our hotel portfolio and mixed-use real estate owned, net as of September 30, 2024 and December 31, 2023 ($ in thousands):

	September 30, 2024	December 31, 2023
Land	$235,998	$235,998
Building	295,651	295,651
Capital improvements	5,152	4,436
Tenant improvements	4,414	4,414
Furniture, fixtures and equipment	6,500	6,500
Real estate owned	547,715	546,999
Less: accumulated depreciation	(31,289)	(24,040)
Real estate owned, net	$516,426	$522,959

Depreciation expense related to our hotel portfolio and mixed-use real estate owned for the three months ended September 30, 2024 and 2023 was $2.4 million and $2.4 million, respectively. Depreciation expense related to our hotel portfolio and mixed-use real estate owned for the nine months ended September 30, 2024 and 2023 was $7.2 million and $6.5 million, respectively. At each reporting period, we assess whether there are any indicators of impairment of our real estate owned assets. There were no impairments of our real estate owned assets through September 30, 2024.

The following table presents additional detail related to the revenues and operating expenses of our real estate owned properties ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue
Hotel portfolio	$21,250	$20,777	$53,995	$51,606
Mixed-Use property fixed rents	1,985	1,663	6,157	1,663
Mixed-Use property straight-line rent adjustment	32	(102)	95	(102)
Mixed-Use property variable rents	190	136	410	136
Mixed-Use property amortization of above and below market leases, net	(354)	(354)	(1,062)	(354)
Total revenue from real estate owned	$23,103	$22,120	$59,595	$52,949

Operating expenses
Hotel portfolio	$13,189	$12,625	$37,458	$33,893
Mixed-Use property	1,538	1,081	4,008	1,081
Total operating expenses from real estate owned	$14,727	$13,706	$41,466	$34,974

Leases

We have non-cancelable operating leases for space in our mixed-use property. These leases provide for fixed rent payments, which we recognize on a straight-line basis, and variable rent payments, including reimbursement of certain operating expenses and miscellaneous fees, which we recognize when earned. As of September 30, 2024, the future minimum fixed rents under our non-cancellable leases for each of the next five years and thereafter are as follows ($ in thousands):

Year	Amount
2024 (1)	$2,078
2025	8,383
2026	8,415
2027	8,432
2028	8,323
Thereafter	27,462
Total	$63,093

(1)
Contractual lease payments due for the remaining three months of 2024.

Lease Intangibles

Upon acquisition of our mixed-use property on June 30, 2023, $20.1 million of the purchase price was allocated to lease related intangible assets including $4.8 million to in-place lease values, $17.9 million to above market lease values, $4.2 million to below market lease values, and $1.6 million to other lease related values.

As of September 30, 2024 and December 31, 2023, our lease intangibles are comprised of the following ($ in thousands):

Intangible	September 30, 2024	December 31, 2023
In-place, above market, and other lease values	$24,289	$24,289
Less: accumulated amortization	(3,240)	(1,296)
In-place, above market, and other lease values, net	$21,049	$22,993

Below market lease values	$(4,209)	$(4,209)
Less: accumulated amortization	471	188
Below market lease values, net	$(3,738)	$(4,021)

Amortization of in-place and other lease values for the three months ended September 30, 2024 and 2023 was $0.2 million and $0.2 million, respectively. Amortization of in-place and other lease values for the nine months ended September 30, 2024 and 2023 was $0.6 million and $0.2 million, respectively. Amortization of above market lease values for the three months ended September 30, 2024 and 2023 was $0.4 million and $0.4 million, respectively. Amortization of above market lease values for the nine months ended September 30, 2024 and 2023 was $1.3 million and $0.4 million, respectively. Amortization of below market lease values for the three months ended September 30, 2024 and 2023 was $0.1 million and $0.1 million, respectively. Amortization of below market lease values for the nine months ended September 30, 2024 and 2023 was $0.3 million and $0.1 million, respectively.

As of September 30, 2024, the estimated amortization of these intangibles is approximately as follows ($ in thousands):

	In-place and Other Lease Values (1)	Above Market Lease Values (2)	Below Market Lease Values (2)
2024 (3)	$200	$(448)	$94
2025	802	(1,791)	377
2026	802	(1,791)	377
2027	802	(1,791)	377
2028	769	(1,771)	377
Thereafter	2,025	(8,057)	2,136
Total	$5,400	$(15,649)	$3,738

(1)
Amortization of in-place and other lease values is recognized in depreciation and amortization expense on our consolidated statements of operations.

(2)
Amortization of above and below market lease values, net is recognized in revenue from real estate owned on our consolidated statements of operations.
(3)
Represents amortization for the remaining three months of 2024.

At acquisition, the weighted average amortization period for in-place and other lease values, above-market lease values, and below market lease values was approximately 8.9 years, 10.5 years, and 11.3 years, respectively.

Note 6. Debt Obligations

As of September 30, 2024 and December 31, 2023, we financed certain of our loans receivable using repurchase agreements, a term participation facility, the sale of loan participations, and/or notes payable. Further, we have a secured term loan and debt related to real estate owned. Our financings bear interest at a rate equal to SOFR plus a credit spread.

The following table summarizes our financings as of September 30, 2024 and December 31, 2023 ($ in thousands):

	September 30, 2024			December 31, 2023
	Capacity	Borrowing Outstanding	Weighted Average Spread (1)	Capacity	Borrowing Outstanding	Weighted Average Spread(1)
Repurchase agreements and term participation facility (2)	$5,368,772	$3,836,492	+ 2.73%	$5,709,907	$4,271,112	+ 2.76%
Loan participations sold	-	-	-	120,634	120,634	+ 4.15%
Notes payable	380,830	306,994	+ 3.77%	419,867	286,827	+ 3.10%
Secured term loan	719,731	719,731	+ 4.50%	725,452	725,452	+ 4.50%
Debt related to real estate owned	280,000	280,000	+ 2.90%	290,000	290,000	+ 2.83%
Total/Weighted Average	$6,749,333	$5,143,217	+ 3.05%	$7,265,860	$5,694,025	+ 3.03%

(1)
Weighted average spread over the applicable benchmark rate is based on unpaid principal balance. SOFR as of September 30, 2024 and December 31, 2023 was 4.85% and 5.35%, respectively.
(2)
The repurchase agreements and term participation facility are partially recourse to us. As of September 30, 2024 and December 31, 2023, the weighted average recourse on both our repurchase agreements and term participation facility was 30% and 30%, respectively.

Repurchase Agreements and Term Participation Facility

Repurchase Agreements

The following table summarizes our repurchase agreements by lender as of September 30, 2024 ($ in thousands):

Lender	Initial Maturity	Fully Extended Maturity (1)	Maximum Capacity	Borrowing Outstanding and Carrying Value	Undrawn Capacity	Carrying Value of Collateral (2)
JP Morgan Chase Bank, N.A.	7/28/2026	7/28/2028	$2,404,480	$2,219,163	$185,317	$3,249,421
Morgan Stanley Bank, N.A.	1/26/2025	1/27/2028	750,000	454,403	295,597	697,242
Goldman Sachs Bank USA	5/31/2025	5/31/2027	500,000	145,268	354,732	187,443
Barclays Bank PLC	12/20/2024	12/20/2025	500,000	-	500,000	-
Wells Fargo Bank, N.A.	11/29/2024	9/29/2026	750,000	632,167	117,833	871,079
Total			$4,904,480	$3,451,001	$1,453,479	$5,005,185

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

Term Participation Facility

On November 4, 2022, we entered into a master participation and administration agreement to finance certain of our mortgage loans. As of September 30, 2024, the facility had $464.3 million in financing commitments of which $385.5 million was outstanding. As of December 31, 2023, the facility had $654.4 million in financing commitments of which $465.4 million was outstanding.

Our term participation facility as of September 30, 2024 is summarized as follows ($ in thousands):

Contractual Maturity Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral
10/11/2028	$385,491	$385,491	$640,881

Our term participation facility as of December 31, 2023 is summarized as follows ($ in thousands):

Contractual Maturity Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral
10/11/2028	$465,434	$465,434	$797,335

Loan Participations Sold

As of September 30, 2024, we have no loan participations sold. Our loan participations sold as of December 31, 2023 are summarized as follows ($ in thousands):

Contractual Maturity Date	Maximum Extension Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral
10/18/2024(1)	10/18/2024	$100,634	$100,508	$182,723
12/31/2024	12/31/2025	20,000	20,000	157,346
Total		$120,634	$120,508	$340,069

(1)
Carrying value of collateral includes cash reserve balances held by our financing counterparty.

Notes Payable

Our notes payable as of September 30, 2024 are summarized as follows ($ in thousands):

Contractual Maturity Date	Maximum Extension Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral
9/2/2026	9/2/2027	$92,270	$91,227	$129,822
7/15/2027	7/15/2027	85,000	84,336	183,359
5/13/2026	5/13/2027	73,573	72,972	126,220
2/2/2026	2/2/2027	56,151	55,523	70,318
Total		$306,994	$304,058	$509,719

Our notes payable as of December 31, 2023 are summarized as follows ($ in thousands):

Contractual Maturity Date	Maximum Extension Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral
12/31/2024	12/31/2025	$110,714	$110,152	$157,346
2/2/2026	2/2/2027	50,418	49,576	61,941
9/2/2026	9/2/2027	46,267	45,063	64,270
10/13/2025	10/13/2026	39,924	39,313	65,637
11/22/2024	11/24/2026	39,504	39,237	52,662
Total		$286,827	$283,341	$401,856

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

The secured term loan as of September 30, 2024 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Interest Rate	Borrowing Outstanding	Carrying Value
8/9/2026	S + 4.50%	9.45%	$719,731	$710,477

(1)
SOFR at September 30, 2024 was 4.85%.

The secured term loan as of December 31, 2023 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Interest Rate	Borrowing Outstanding	Carrying Value
8/9/2026	S + 4.50%	9.95%	$725,452	$712,576

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

Our debt related to real estate owned as of September 30, 2024 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Net Interest Rate (1)	Borrowing Outstanding	Carrying Value
11/9/2024	S + 2.90%	7.75%	$280,000	$279,650

(1)
SOFR at September 30, 2024 was 4.85%, which is lower than the 5.00% ceiling provided by our interest rate cap. See Note 7 - Derivatives for further detail.

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

Short-Term Funding Facility

On June 29, 2022, we entered into a full recourse revolving credit facility with $150.0 million in capacity, which generally provided interim financing for eligible loans for up to 180 days at an initial advance rate of up to 75%. As of December 31, 2023, we had no outstanding balance on the facility. On September 25, 2024, we terminated this facility, at which point we had no outstanding balance.

Interest Expense and Amortization

The following table summarizes our interest and amortization expense on our secured financings, debt related to real estate owned and secured term loan for the three and nine months ended September 30, 2024 and 2023, respectively ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest expense on secured financings	$87,141	$99,773	$270,314	$278,583
Interest expense on secured term loan	18,292	18,378	54,711	53,561
Amortization of deferred financing costs	5,663	5,460	15,227	17,170
Interest and related expense	111,096	123,611	340,252	349,314
Interest expense on debt related to real estate owned (1)	6,900	6,137	20,098	17,446
Total interest and related expense	$117,996	$129,748	$360,350	$366,760

(1)
For the three months ended September 30, 2024 and 2023, interest on debt related to real estate owned includes $1.1 million and $131,000 of amortization of deferred financing costs, respectively. For the nine months ended September 30, 2024 and 2023, interest on debt related to real estate owned includes $2.5 million and $394,000 of amortization of financing costs, respectively.

Financial Covenants

Our financing agreements generally contain certain financial covenants. For example, our ratio of earnings before interest, taxes, depreciation, and amortization to interest charges (“Interest Coverage Ratio”), as defined in our repurchase agreements and term participation facility shall not be less than 1.3 to 1.0, whereas our ratio of earnings before interest, taxes, depreciation, and amortization to interest charges as defined in our secured term loan shall not be less than 1.5 to 1.0. Further, (i) our tangible net worth, as defined in the agreements, shall not be less than $1.86 billion as of each measurement date; (ii) cash liquidity shall not be less than the greater of (x) $50 million or (y) 5% of our recourse indebtedness (which includes our secured term loan); and (iii) our indebtedness shall not exceed 77.8% of our total assets. As of September 30, 2024, we are in compliance with all covenants under our financing agreements. The requirements set forth in (i) through (iii) above are based upon the most restrictive financial covenants in place as of the reporting date. Further, we have modified the Interest Coverage Ratio in our repurchase agreements and term participation facility to provide that for the quarters ended June 30, 2024 through September 30, 2025, our Interest Coverage Ratio shall not be less than 1.1 to 1.0. Future compliance with our financial covenants is dependent upon the results of our operating activities, our financial condition, and the overall market conditions in which we and our borrowers operate. The impact of macroeconomic conditions on the commercial real estate and capital markets, including high benchmark interest rates compared to recent historical standards, may make it more difficult for us to satisfy these covenants in the future. Non-compliance with financial covenants may result in our lenders exercising their rights and remedies as provided for in the respective agreements. As market conditions evolve, we may continue to work with our counterparties on modifying financial covenants as needed; however, there is no assurance that our counterparties will agree to such modifications.

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

Changes in the fair value of our interest rate cap are recorded as an unrealized gain or loss on interest rate cap on our consolidated statements of operations and the fair value is recorded in other assets on our consolidated balance sheets. Proceeds received from our counterparty related to the interest rate cap are recorded as proceeds from interest rate cap on our consolidated statements of operations. As of September 30, 2024 the fair value of our interest rate cap was de minimis, and as of December 31, 2023, the fair value of our interest rate cap was $0.9 million. During the three months ended September 30, 2024 and 2023, we recognized $0.2 million and $1.7 million, respectively, of proceeds from interest rate cap. During the nine months ended September 30, 2024 and 2023, we recognized $1.3 million and $4.4 million, respectively, of proceeds from interest rate cap.

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

Financial Instruments Reported at Fair Value

The fair value of our interest rate cap is determined by using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the interest rate cap. The variable interest rates used in the calculation of projected receipts on the interest rate cap are based on a third-party expert’s expectation of future interest rates derived from observable market interest rate curves and volatilities. Our interest rate cap is classified as Level 2 in the fair value hierarchy. As of September 30, 2024 the fair value of our interest rate cap was de minimis, and as of December 31, 2023, the fair value of our interest rate cap was $0.9 million.

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows ($ in thousands):

	September 30, 2024
	Carrying	Unpaid Principal		Fair Value Hierarchy Level
	Value	Balance	Fair Value	Level 1	Level 2	Level 3
Loans receivable held-for-investment, net	$6,142,749	$6,384,893	$6,146,384	$-	$-	$6,146,384
Loans receivable held-for-sale	324,188	355,971	324,188	-	-	324,188
Repurchase agreements	3,451,001	3,451,001	3,451,001	-	-	3,451,001
Term participation facility	385,491	385,491	384,589	-	-	384,589
Notes payable, net	304,058	306,994	304,115	-	-	304,115
Secured term loan, net	710,477	719,731	687,343	-	-	687,343
Debt related to real estate owned, net	279,650	280,000	279,473	-	-	279,473

	December 31, 2023
	Carrying	Unpaid Principal		Fair Value Hierarchy Level
	Value	Balance	Fair Value	Level 1	Level 2	Level 3
Loans receivable held-for-investment, net	$6,877,425	$7,044,524	$6,875,377	$-	$-	$6,875,377
Loans receivable held-for-sale	261,709	264,065	261,709	-	-	261,709
Repurchase agreements	3,805,678	3,805,678	3,805,678	-	-	3,805,678
Term participation facility	465,434	465,434	463,010	-	-	463,010
Loan participations sold, net	120,508	120,634	120,000	-	-	120,000
Notes payable, net	283,341	286,827	284,904	-	-	284,904
Secured term loan, net	712,576	725,452	694,620	-	-	694,620
Debt related to real estate owned, net	289,913	290,000	289,422	-	-	289,422

Note 9. Equity

Common Stock

Our charter provides for the issuance of up to 500,000,000 shares of common stock with a par value of $0.01 per share. We had 139,362,657 and 138,745,357 shares of common stock issued and 139,362,657 and 138,745,357 shares of common stock outstanding as of September 30, 2024 and December 31, 2023, respectively.

The following table provides a summary of the number of shares of common stock outstanding during the nine months ended September 30, 2024 and 2023, respectively:

	Nine Months Ended
Common Stock Outstanding	September 30, 2024	September 30, 2023
Beginning balance	138,745,357	138,376,144
Issuance of common stock in exchange for fully vested RSUs	617,300	352,546
Ending balance	139,362,657	138,728,690

At the Market Stock Offering Program

On May 10, 2024, we entered into an equity distribution agreement with certain sales agents, pursuant to which we may sell, from time to time, up to an aggregate sales price of $150.0 million of our common stock pursuant to a continuous offering program (the “ATM Agreement”) under our in place effective shelf registration statement (the “Shelf”) with the SEC. Sales of our common stock made pursuant to the ATM Agreement may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. The timing and amount of actual sales will depend on a variety of factors including market conditions, the trading price of our common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the nine months ended September 30, 2024, we did not issue any shares of our common stock pursuant to the ATM Agreement, and we incurred $0.5 million of professional and legal fees to establish the program which are included in general and administrative expense on our consolidated statement of operations. As of September 30, 2024, the ATM Agreement has not been utilized, and $150.0 million remained available for issuance of our common stock pursuant to the ATM Agreement.

Dividends

The following tables detail our dividend activity for common stock ($ in thousands, except per share data):

For the Quarter Ended
	March 31, 2024		June 30, 2024		September 30, 2024
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Dividends declared - common stock	$34,687	$0.25	$34,739	$0.25	$13,936	$0.10
Record Date - common stock	March 29, 2024		June 28, 2024		September 30, 2024
Payment Date - common stock	April 15, 2024		July 15, 2024		October 15, 2024

For the Quarter Ended
	March 31, 2023		June 30, 2023		September 30, 2023
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Dividends declared - common stock	$51,199	$0.37	$51,203	$0.37	$34,682	$0.25
Record Date - common stock	March 31, 2023		June 30, 2023		September 29, 2023
Payment Date - common stock	April 14, 2023		July 14, 2023		October 13, 2023

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

As of September 30, 2024 and 2023, we had no dilutive securities. As a result, basic and diluted EPS are the same. The calculation of basic and diluted EPS is as follows ($ in thousands, except for share and per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net loss	$(56,218)	$(68,947)	$(120,567)	$(28,016)
Dividends on participating securities (1)	(245)	(648)	(1,949)	(3,074)
Participating securities’ share in earnings	-	-	-	-
Basic loss	$(56,463)	$(69,595)	$(122,516)	$(31,090)
Weighted average shares of common stock outstanding, basic and diluted (2)	139,561,491	138,899,168	139,145,099	138,563,355
Net loss per share of common stock, basic and diluted	$(0.40)	$(0.50)	$(0.88)	$(0.22)

(1)
For the three months ended September 30, 2024 and 2023, dividends on participating securities excludes $9,000 and $9,000 of dividends on fully vested restricted stock units (“RSU”). For the nine months ended September 30, 2024 and 2023, dividends on participating securities excludes $42,000 and $24,000 of dividends on fully vested RSUs.
(2)
Amounts as of September 30, 2024 and 2023 include 95,380 and 37,467 fully vested RSUs.

For the three months ended September 30, 2024 and 2023, 2,459,978 and 2,569,993 of weighted average unvested RSUs, respectively, were excluded from the calculation of diluted EPS because the effect was anti-dilutive. For the nine months ended September 30, 2024 and 2023, 2,755,785 and 2,668,889 weighted average RSUs, respectively, were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

Note 11. Related Party Transactions

Our activities are managed by our Manager. Pursuant to the terms of the Management Agreement, our Manager is responsible for originating investment opportunities, providing asset management services and administering our day-to-day operations. Our Manager is entitled to receive a management fee, an incentive fee, and a termination fee as defined below.

The following table summarizes our management and incentive fees ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Management fees	$9,079	$9,541	$27,300	$28,838
Incentive fees	-	-	-	1,558
Total	$9,079	$9,541	$27,300	$30,396

Management Fees

Effective October 1, 2015, our Manager earns a base management fee in an amount equal to 1.50% per annum of Stockholders’ Equity, as defined in the Management Agreement. Management fees are reduced by our pro rata share of any management fees and incentive fees (if incentive fees are not incurred by us) incurred to our Manager by CMTG/TT. Management fees are paid quarterly, in arrears, and $18.1 million and $9.3 million were accrued and were included in management fee payable – affiliate, on our consolidated balance sheets at September 30, 2024 and December 31, 2023, respectively.

Incentive Fees

Our Manager is entitled to an incentive fee equal to 20% of the excess of our Core Earnings on a rolling four-quarter basis, as defined in the Management Agreement, over a 7.00% return on Stockholders’ Equity. Incentive fees are reduced by our pro rata share of any incentive fees incurred to our Manager by CMTG/TT.

There were no accrued incentive fees on our consolidated balance sheets as of September 30, 2024 and December 31, 2023.

Termination Fees

If we elect to terminate the Management Agreement, we are required to pay our Manager a termination fee equal to three times the sum of the average total annual amount of management fees and the average annual incentive fee paid by us over the prior two years.

Reimbursable Expenses

Our Manager or its affiliates are entitled to reimbursement for certain documented costs and expenses incurred by them on our behalf, as set forth in the Management Agreement, excluding any expenses specifically required to be borne by our Manager under the Management Agreement. For the three months ended September 30, 2024 and 2023, we incurred $1.0 million and $1.1 million respectively, of reimbursable expenses incurred on our behalf by our Manager which are included in general and administrative expenses on our consolidated statements of operations. For the nine months ended September 30, 2024 and 2023, we incurred $3.2 million and $3.0 million of reimbursable expenses incurred on our behalf by our Manager. As of September 30, 2024 and December 31, 2023, $2.0 million and $1.0 million, respectively, of reimbursable expenses incurred on our behalf and due to our Manager are included in other liabilities on our consolidated balance sheets.

Note 12. Stock-Based Compensation

Incentive Award Plan

We are externally managed and do not currently have any employees. On March 30, 2016, we adopted the 2016 Incentive Award Plan (the “Plan”) to promote the success and enhance the value of the Company by linking the individual interests of employees of our Manager and its affiliates to those of our stockholders. As of September 30, 2024, the maximum remaining number of shares that may be issued under the Plan is 3,977,252 shares. Awards granted under the Plan may be granted with the right to receive dividend equivalents and generally vest in equal installments on the specified anniversaries of the grant.

Deferred Compensation Plan

On May 24, 2022, we adopted the Deferred Compensation Plan to provide our directors and certain executives with an opportunity to defer payment of their stock-based compensation or RSUs and director cash fees, if applicable, pursuant to the terms of the Deferred Compensation Plan.

Under our Deferred Compensation Plan, certain of our Board members elected to receive the annual fees and/or time-based RSUs to which they are entitled under our Non-Employee Director Compensation Program in the form of deferred RSUs. Accordingly, for the three months ended September 30, 2024 and 2023, we issued 6,098 and 4,210, respectively, of deferred RSUs in lieu of cash fees to such directors and recognized a related expense of approximately $47,000 and $48,000, respectively. For the nine months ended September 30, 2024 and 2023, we issued 14,576 and 11,097, respectively, of deferred RSUs in lieu of cash fees to such directors and recognized a related expense of approximately $144,000 and $139,000, respectively. Such related expense is included in general and administrative expenses on our consolidated statements of operations.

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

Stock-Based Compensation Expense

For the three months ended September 30, 2024 and 2023, we recognized $5.0 million and $4.4 million, respectively, of stock-based compensation expense related to the RSUs. For the nine months ended September 30, 2024 and 2023, we recognized $13.3 million and $12.1 million, respectively, of stock-based compensation expense related to the RSUs. Such expense is considered a non-cash expense.

Stock-based compensation expense is recognized in earnings on a straight-line basis over the applicable award’s vesting period. Forfeitures of stock-based compensation awards are recognized as they occur. As of September 30, 2024, total unrecognized compensation expense was $24.0 million based on the grant date fair value of RSUs granted. This expense is expected to be recognized over a remaining period of 1.6 years from September 30, 2024.

We may allow participants of the Plan to settle their tax liabilities through a reduction of their vested RSU delivery. Such amount will result in a corresponding adjustment to additional paid-in capital and a cash payment to our Manager or its affiliates in order to remit the required statutory tax withholding to each respective taxing authority. During the three months ended September 30, 2024, we delivered a total of 408,224 shares of our common stock for 652,425 vested RSUs and concurrently recorded a $2.1 million adjustment to additional paid-in capital on our consolidated statement of changes in equity. During the nine months ended September 30, 2024, we delivered a total of 596,454 shares of our common stock for 1,012,741 vested RSUs and concurrently recorded a $3.5 million adjustment to additional paid-in capital on our consolidated statement of changes in equity. During the three and nine months ended September 30, 2023, we delivered a total of 342,786 shares of our common stock for 703,318 vested RSUs and concurrently recorded a $3.9 million adjustment to additional paid-in capital on our consolidated statement of changes in equity.

The following tables detail the time-based RSU activity during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value Per Share	Number of Restricted Share Units	Weighted Average Grant Date Fair Value Per Share
Unvested, beginning of period	2,526,202	$15.31	2,159,280	$18.74
Granted	1,269,544	9.53	1,167,354	11.25
Vested	(1,072,611)	15.74	(732,598)	18.79
Forfeited	(277,505)	12.67	(38,500)	16.31
Unvested, end of period	2,445,630	12.42	2,555,536	15.34

Note 13. Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with our taxable year ended December 31, 2015 and expect to continue to operate so as to qualify as a REIT. As a result, we will generally not be subject to federal and state income tax on that portion of our income that we distribute to stockholders if we (i) distribute at least 90% of our taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains, and (ii) comply with certain other requirements to qualify as a REIT. Since Commencement of Operations, we have been in compliance with all REIT requirements and we plan to continue to operate so that we meet the requirements for taxation as a REIT. Therefore, other than amounts relating to our taxable REIT subsidiary (“TRS”), as described below, we have not provided for current income tax expense related to our REIT taxable income for the three and nine months ended September 30, 2024 and 2023, respectively. Additionally, no provision has been made for federal or state income taxes in the accompanying financial statements, as we believe we have met the prescribed requisite requirements.

Our real estate owned hotel portfolio is held in a TRS. A TRS is a corporation that is owned directly or indirectly by a REIT and has jointly elected with the REIT to be treated as a TRS for tax purposes. Given the TRS’s history of generating taxable losses, we are not able to conclude that it is more likely than not that we will realize the future benefit of the TRS’s deferred tax assets and therefore recorded a full valuation allowance. Given the full valuation allowance, we did not record a provision for income taxes for the three and nine months ended September 30, 2024 and 2023, and we did not have any deferred tax assets or deferred tax liabilities as of September 30, 2024 and December 31, 2023. The deferred tax asset and valuation allowance at September 30, 2024 were $28.0 million, respectively. The deferred tax asset and valuation allowance at December 31, 2023 were $21.7 million, respectively.

We recognize tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions, if applicable, are included as a component of the provision for income taxes in our consolidated statements of operations. As of September 30, 2024 and December 31, 2023, we have not recorded any amounts for uncertain tax positions.

Our tax returns are subject to audit by taxing authorities. As of the date of this filing, tax years 2021 and onward remain open to examination by major taxing jurisdictions in which we are subject to taxes.

Note 14. Commitments and Contingencies

We hold a 51% interest in CMTG/TT as a result of committing to invest $124.9 million in CMTG/TT. Distributions representing repayment proceeds from CMTG/TT’s loans may be recalled by CMTG/TT, if the repayment occurred at least six months prior to the loan’s initial maturity date. As of September 30, 2024 and December 31, 2023, we have contributed $163.1 million to CMTG/TT and have received return of capital distributions of $123.3 million, of which $111.1 million were recallable. As of September 30, 2024 and December 31, 2023, our remaining capital commitment to CMTG/TT was $72.9 million.

As of September 30, 2024 and December 31, 2023, we had aggregate unfunded loan commitments of $584.2 million and $1.1 billion respectively, which amounts will generally be funded to finance construction or leasing related expenditures by our borrowers, subject to them achieving certain conditions precedent to such funding. These future commitments will expire over the remaining term of the loans, none of which exceed five years.

Our contractual payments due under all financings were as follows as of September 30, 2024 ($ in thousands):

Year	Initial Maturity(2)	Fully Extended Maturity(3)
2024(1)	$1,676,409	$858,012
2025	1,800,073	491,820
2026	1,666,735	2,067,342
2027	-	1,348,593
2028	-	377,450
Total	$5,143,217	$5,143,217

(1) Includes financings outstanding of $354.1 million related to seven loans in maturity default with aggregate unpaid principal balance of $734.8 million.

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

Note 15. Subsequent Events

We have evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that the following events have occurred:

1.
In October 2024, we sold two loans. After the repayment of senior financing and transaction costs, the sales generated net liquidity of $51.0 million. See Note 3 - Loan Portfolio for further information.

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

We were organized as a Maryland corporation on April 29, 2015 and commenced operations on August 25, 2015, and our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol “CMTG.” We have elected and believe we have qualified to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015. We are externally managed and advised by our Manager, an investment adviser registered with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to the Investment Advisers Act of 1940, as amended (the “Advisers Act”). We operate our business in a manner that permits us to maintain our exclusion from registration under the 1940 Act.

I. Key Financial Measures and Indicators

As a CRE finance company, we believe the key financial measures and indicators for our business are net income (loss) per share, Distributable Earnings (Loss) per share, Distributable Earnings per share prior to realized gains and losses, which includes charge-offs of principal and/or accrued interest receivable, dividends declared per share, book value per share, adjusted book value per share, Net Debt-to-Equity Ratio and Total Leverage Ratio. During the three months ended September 30, 2024, we had net loss per share of $0.40, Distributable Loss per share of $0.17, Distributable Earnings per share prior to realized losses of $0.22, and dividends declared per share of $0.10. As of September 30, 2024, our book value per share was $14.83, our adjusted book value per share was $15.96, our Net Debt-to-Equity Ratio was 2.4x, and our Total Leverage Ratio was 2.8x. We use Net Debt-to-Equity Ratio and Total Leverage Ratio, financial measures which are not prepared in accordance with GAAP, to evaluate our financial leverage, which in the case of our Total Leverage Ratio, makes certain adjustments that we believe provide a more conservative measure of our financial condition.

Net Loss Per Share and Dividends Declared Per Share

The following table sets forth the calculation of basic and diluted net loss per share and dividends declared per share ($ in thousands, except share and per share data):

	Three Months Ended
	September 30, 2024	June 30, 2024
Net loss	$(56,218)	$(11,554)
Weighted average shares of common stock outstanding, basic and diluted	139,561,491	139,078,117
Basic and diluted net loss per share of common stock	$(0.40)	$(0.09)
Dividends declared per share of common stock	$0.10	$0.25

We intend to declare and pay regular quarterly dividends to our stockholders, although all future distributions will be declared and paid at the discretion of the Board and will depend upon cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as the Board deems relevant.

Distributable Earnings (Loss)

Distributable Earnings (Loss) is a non-GAAP measure used to evaluate our performance excluding the effects of certain transactions, non-cash items and GAAP adjustments, as determined by our Manager. Distributable Earnings (Loss) is a non-GAAP measure, which we define as net income (loss) in accordance with GAAP, excluding (i) non-cash stock-based compensation expense, (ii) real estate owned depreciation and amortization, (iii) any unrealized gains or losses from mark-to-market valuation changes (other than permanent impairments) that are included in net income (loss) for the applicable period, (iv) one-time events pursuant to changes in GAAP and (v) certain non-cash items, which in the judgment of our Manager, should not be included in Distributable Earnings (Loss). Furthermore, the Company presents Distributable Earnings prior to realized gains and losses, which includes charge-offs of principal and/or accrued interest receivable, as the Company believes this more easily allows our Board, Manager, and investors to compare our operating performance to our peers, to assess our ability to declare and pay dividends, and to determine our compliance with certain financial covenants. Pursuant to the Management Agreement, we use Core Earnings, which is substantially the same as Distributable Earnings (Loss) excluding incentive fees, to determine the incentive fees we pay our Manager.

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

While Distributable Earnings (Loss) excludes the impact of our provision for or reversal of current expected credit loss reserve, charge-offs of principal and/or accrued interest receivable are recognized through Distributable Earnings (Loss) when deemed non-recoverable. Non-recoverability is determined (i) upon the resolution of a loan (i.e., when the loan is repaid, fully or partially, when we acquire title in the case of foreclosure, deed-in-lieu of foreclosure, or assignment-in-lieu of foreclosure, or when the loan is sold for an amount less than its carrying value), or (ii) with respect to any amount due under any loan, when such amount is determined to be uncollectible.

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

The table below summarizes the reconciliation from weighted average diluted shares under GAAP to the weighted average diluted shares used for Distributable (Loss) Earnings and Distributable Earnings prior to realized losses for the three months ended September 30, 2024 and June 30, 2024:

	Three Months Ended
Weighted Averages	September 30, 2024	June 30, 2024
Diluted Shares - GAAP	139,561,491	139,078,117
Unvested RSUs	2,459,978	3,197,914
Diluted Shares - Distributable (Loss) Earnings	142,021,469	142,276,031

The following table provides a reconciliation of net loss to Distributable (Loss) Earnings and Distributable Earnings prior to realized losses ($ in thousands, except share and per share data):

	Three Months Ended
	September 30, 2024	June 30, 2024
Net loss:	$(56,218)	$(11,554)
Adjustments:
Non-cash stock-based compensation expense	4,972	3,999
Provision for current expected credit loss reserve	78,756	33,928
Depreciation and amortization expense	2,628	2,623
Amortization of above and below market lease values, net	354	354
Unrealized loss on interest rate cap	287	94
Loss on extinguishment of debt	262	999
Distributable Earnings prior to realized losses	$31,041	$30,443
Loss on extinguishment of debt	(262)	(999)
Principal charge-offs (1)	(55,352)	(561)
Distributable (Loss) Earnings	$(24,573)	$28,883
Weighted average diluted shares - Distributable (Loss) Earnings	142,021,469	142,276,031
Diluted Distributable Earnings per share prior to realized losses	$0.22	$0.21
Diluted Distributable (Loss) Earnings per share	$(0.17)	$0.20
(1)
For the three months ended September 30, 2024, amount includes a $23.2 million charge-off of accrued interest receivable related to the reclassification of a for sale condo loan to held-for-sale.

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

The following table sets forth the calculation of our book value and our adjusted book value per share as of September 30, 2024 and December 31, 2023 ($ in thousands, except share and per share data):

	September 30, 2024	December 31, 2023
Equity	$2,103,959	$2,299,900
Number of shares of common stock outstanding and RSUs	141,903,667	141,313,339
Book Value per share(1)	$14.83	$16.28
Add back: accumulated depreciation and amortization on real estate owned and related lease intangibles	0.24	0.18
Add back: general CECL reserve	0.89	0.57
Adjusted Book Value per share	$15.96	$17.03

(1)
Calculated as (i) total equity divided by (ii) number of shares of common stock outstanding and RSUs at period end.

II. Our Portfolio

The below table summarizes our loans receivable held-for-investment as of September 30, 2024 ($ in thousands):

					Weighted Average(3)
	Number of Loans	Loan Commitment(1)	Unpaid Principal Balance	Carrying Value(2)	Yield to Maturity(4)	Term to Initial Maturity (in years)	Term to Fully Extended Maturity (in years) (5)	Weighted Average Origination LTV (6)	Weighted Average Adjusted LTV (7)
Senior and subordinate loans	57	$6,969,066	$6,384,893	$6,260,491	8.4%	0.8 years	2.1 years	70.0%	71.6%

(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Net of specific CECL reserve of $111.5 million.
(3)
Weighted averages are based on unpaid principal balance.
(4)
Represents the weighted average annualized yield to initial maturity of each loan, inclusive of coupon, and fees received, based on the applicable floating benchmark rate/floors (if applicable), in place as of September 30, 2024. For loans placed on non-accrual, the annualized yield to initial maturity used in calculating the weighted average annualized yield to initial maturity is 0%.

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

Sales of Loans Receivable

As of September 30, 2024 and December 31, 2023, and during the nine months ended September 30, 2024, we reclassified the following loans to held-for-sale ($ in thousands):

Property Type	Location	Loan Commitment	Unpaid Principal Balance	Carrying Value Before Principal Charge-Off	Principal Charge-Off	Held-For-Sale Carrying Value	Risk Rating (1)
For Sale Condo (2) (4)	CA	$247,260	$210,771	$210,771	$(28,107)	$182,664	4
Multifamily (2) (5)	CO	115,000	115,000	115,173	(3,698)	111,475	3
Land (2) (5)	FL	30,200	30,200	30,351	(302)	30,049	3
Multifamily (6)	CA	260,899	216,045	214,443	(42,827)	171,616	4
For Sale Condo (3)	FL	160,000	158,180	157,346	-	157,346	2
Multifamily (3)	FL	77,115	76,580	76,275	-	76,275	3
Mixed-Use (3) (7)	FL	141,791	36,773	35,556	(7,468)	28,088	3

(1)
Reflects risk rating of the loan receivable prior to reclassification to held-for-sale.
(2)
Loan classified as held-for-sale as of September 30, 2024.
(3)
Loan classified as held-for-sale as of December 31, 2023 and sold in January 2024.
(4)
Upon reclassification to held-for-sale, we recognized an additional $23.2 million charge-off of accrued interest receivable. The cumulative charge-offs were attributable to the delinquency of the loan and its $36.5 million of remaining unfunded commitments.
(5)
Loan sold in October 2024.
(6)
Principal charge-off attributable to the construction status of the loan’s collateral asset and its $44.9 million of remaining unfunded commitments. During the three months ended June 30, 2024, we recorded an additional principal charge-off of $0.6 million relating to transaction costs incurred. The loan was on non-accrual status effective October 1, 2023. The loan sold in April 2024.
(7)
Principal charge-off attributable to the construction status of the loan’s collateral asset and its $105.0 million of remaining unfunded commitments.

Portfolio Activity and Overview

The following table summarizes changes in unpaid principal balance for our loans receivable held-for-investment ($ in thousands):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Unpaid principal balance, beginning of period	$6,928,274	$7,044,524
Loan receivable acquired in connection with a full loan repayment	100,007	100,007
Advances on loans	86,314	372,946
Loan repayments	(373,731)	(560,567)
Transfer to loans held-for-sale	(355,971)	(572,017)
Total net fundings / (repayments)	(543,381)	(659,631)
Unpaid principal balance, end of period	$6,384,893	$6,384,893

The following table details our individual loans receivable held-for-investment based on unpaid principal balances as of September 30, 2024 ($ in thousands):

Loan Number	Loan Type	Origination Date	Loan Commitment (1)	Unpaid Principal Balance	Carrying Value (2)	Origination LTV (3)	Fully Extended Maturity (4)	Property Type (5)	Construction (5,6)	Location	Risk Rating
1	Senior	12/16/2021	405,000	402,338	401,296	70.0%	6/16/2027	Multifamily	-	CA	4
2	Senior	11/1/2019	390,000	390,000	389,951	74.3%	11/1/2026	Multifamily	-	NY	3
3	Senior	7/12/2018	250,000	250,000	251,350	52.9%	8/1/2028	Hospitality	-	NY	3
4	Senior	7/26/2021	225,000	225,000	225,084	65.1%	7/26/2026	Hospitality	-	GA	3
5	Senior	6/30/2022	227,000	223,971	223,508	63.9%	6/30/2029	Hospitality	-	CA	3
6	Senior	8/17/2022	235,000	213,831	213,417	68.3%	8/17/2027	Hospitality	-	CA	3
7	Senior	9/26/2019	319,900	193,170	193,170	68.0%	3/31/2026	Office	-	GA	4
8	Senior	10/4/2019	191,856	187,443	187,443	74.8%	10/1/2025	Mixed-Use	-	DC	3
9	Senior	9/7/2018	182,970	182,970	183,359	78.7%	10/18/2024	Land	-	NY	3
10	Senior	4/14/2022	193,400	172,141	171,811	55.7%	4/14/2027	Multifamily	-	MI	3
11	Senior	1/14/2022	170,000	170,000	169,855	64.8%	1/14/2027	Multifamily	-	CO	4
12	Senior	9/8/2022	160,000	155,000	154,511	63.5%	9/8/2027	Multifamily	-	AZ	4
13	Senior	1/9/2018	152,261	152,261	120,100	n/m	1/9/2024	Land	-	VA	5
14	Senior	2/28/2019	150,000	150,000	150,000	72.2%	2/28/2024	Office	-	CT	4
15	Senior	12/30/2021	136,500	136,500	136,415	76.7%	12/30/2025	Multifamily	-	PA	3
16	Senior	4/26/2022	151,698	136,355	135,840	66.7%	4/26/2027	Multifamily	-	TX	4
17	Senior	9/2/2022	176,257	131,307	129,821	60.0%	9/2/2027	Multifamily	Y	UT	3
18	Senior	12/10/2021	130,000	130,000	129,937	75.6%	12/10/2026	Multifamily	-	VA	3
19	Senior	5/13/2022	173,601	127,736	126,220	67.6%	5/13/2027	Mixed-Use	Y	VA	3
20	Subordinate	12/9/2021	125,000	125,000	124,863	80.3%	1/1/2027	Office	-	IL	3
21	Senior	6/17/2022	127,250	123,346	122,942	62.8%	6/17/2027	Multifamily	-	TX	3
22	Senior	4/29/2019	122,123	120,289	120,276	61.5%	4/29/2025	Mixed-Use	-	NY	3
23	Senior	3/1/2022	122,000	119,084	118,717	71.8%	2/28/2027	Multifamily	-	TX	4
24	Senior	7/20/2021	113,500	113,500	113,841	76.2%	7/20/2026	Multifamily	-	IL	3
25	Senior	2/13/2020	123,910	111,542	91,200	n/m	2/13/2025	Office	-	CA	5
26	Senior	12/15/2021	103,000	103,000	102,947	58.5%	12/15/2026	Mixed-Use	-	TN	3
27	Senior	3/21/2023	101,059	101,059	101,196	50.5%	4/1/2028	Hospitality	-	CA	3
28	Senior	7/29/2024	104,455	100,404	98,303	82.4%	10/21/2026	Other	-	NJ	3
29	Senior	11/4/2022	140,000	96,922	96,574	43.1%	11/9/2026	Other	Y	MA	3
30	Senior	1/27/2022	100,800	96,529	79,400	n/m	1/27/2027	Multifamily	-	NV	5
31	Senior	8/2/2021	98,000	96,214	95,827	68.5%	8/2/2026	Office	-	CA	4
32	Senior	1/10/2022	130,461	89,464	88,619	65.0%	1/9/2027	Other	-	PA	3
33	Senior	3/31/2020	87,750	87,750	87,750	50.2%	2/9/2025	Office	-	TX	4
34	Senior	12/21/2018	87,741	87,741	88,166	50.6%	6/21/2022	Land	-	NY	4
35	Senior	7/10/2018	78,552	78,552	78,552	79.2%	6/10/2024	Hospitality	-	CA	4
36	Senior	8/1/2022	115,250	78,500	78,500	82.1%	7/30/2026	Hospitality	Y	NY	4
37	Senior	7/27/2022	76,000	75,550	75,474	66.1%	7/27/2027	Multifamily	-	UT	3
38	Senior	6/3/2021	79,600	74,994	74,920	68.3%	6/3/2026	Other	-	MI	3
39	Senior	12/22/2021	83,901	74,435	74,249	69.5%	12/22/2026	Multifamily	-	TX	4
40	Senior	2/2/2022	90,000	70,894	70,318	66.3%	2/2/2027	Office	-	WA	3
41	Senior	8/27/2021	82,810	69,492	40,200	n/m	8/27/2026	Office	-	GA	5
42	Senior	7/31/2019	67,000	67,000	67,000	42.4%	1/30/2022	Land	-	NY	4
43	Senior	11/24/2021	60,255	60,052	60,014	65.0%	11/24/2026	Multifamily	-	NV	3
44	Senior	1/19/2022	73,677	59,825	59,547	51.2%	1/19/2027	Hospitality	-	TN	3
45	Senior	12/21/2022	112,100	51,315	50,280	60.9%	12/21/2027	Multifamily	Y	WA	3
46	Senior	3/15/2022	53,300	50,164	42,800	n/m	3/15/2027	Multifamily	-	AZ	5
47	Senior	2/25/2022	53,984	49,308	48,990	58.7%	2/25/2027	Other	Y	GA	3
48	Senior	2/4/2022	44,768	39,279	33,400	n/m	2/4/2027	Multifamily	-	TX	5
49	Senior	7/12/2024	38,345	38,345	38,345	n/m	4/5/2028	Other	-	NY	3
50	Senior	4/5/2019	30,000	30,000	30,000	49.0%	4/6/2026	Other	-	NY	3
51	Senior	4/18/2019	30,000	30,000	29,913	71.4%	5/1/2025	Land	-	MA	3
52	Senior	2/18/2022	32,083	29,946	29,772	66.0%	2/18/2027	Other	Y	FL	3
53	Senior	2/17/2022	28,479	24,865	24,804	63.9%	2/17/2027	Multifamily	-	TX	4
54	Senior	4/19/2022	24,245	23,285	23,146	62.5%	4/19/2027	Other	Y	GA	3
55	Senior	8/2/2019	4,688	4,688	4,907	78.2%	2/2/2025	For Sale Condo	-	NY	3
56	Senior	7/1/2019	1,651	1,651	1,651	n/m	12/30/2020	Other	-	Other	5
57	Subordinate	8/2/2018	886	886	-	n/m	7/9/2023	Other	-	NY	5

Total			6,969,066	6,384,893	6,260,491
General CECL reserve					(117,742)
Grand Total/Weighted Average			6,969,066	6,384,893	6,142,749				12%		3.5

(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Net of specific CECL reserve of $111.5 million.
(3)
Origination LTV represents “loan-to-value” or “loan-to-cost,” which is calculated as our total loan commitment upon origination, as if fully funded, plus any financings that are pari passu with or senior to our loan, divided by our estimate of either (1) the value of the underlying real estate, determined in accordance with our underwriting process (typically consistent with, if not less than, the value set forth in a third-party appraisal) or (2) the borrower’s projected, fully funded cost basis in the asset, in each case as we deem appropriate for the relevant loan and other loans with similar characteristics. Underwritten values and projected costs should not be assumed to reflect our judgment of current market values or project costs, which may have changed materially since the date of origination. Weighted average origination LTV of 70.0% is based on loan commitment, including non-consolidated senior interests and pari passu interests, and excludes risk rated 5 loans.
(4)
Fully extended maturity assumes all extension options are exercised by the borrower upon satisfaction of the applicable conditions.
(5)
Classification of property type and construction status reflect the state of collateral as of September 30, 2024.
(6)
Percent of total construction loans based on loan commitments as of September 30, 2024.

Real Estate Owned

On February 8, 2021, we acquired legal title to a portfolio of seven limited service hotels located in New York, NY through a foreclosure. As of September 30, 2024, the hotel portfolio appears as part of real estate owned, net on our consolidated balance sheet and is encumbered by a $280.0 million securitized senior mortgage, which is included as a liability on our consolidated balance sheets.

On June 30, 2023, we acquired legal title to a mixed-use property located in New York, NY and the equity interests in the borrower through an assignment-in-lieu of foreclosure, and is comprised of office, retail, and signage components. As of September 30, 2024, the mixed-use property appears as part of real estate owned, net and related lease intangibles, net appear within other assets and other liabilities on our consolidated balance sheet.

See Note 5 to our consolidated financial statements for additional details.

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

Our Manager evaluates the credit quality of each of our loans receivable on an individual basis and assigns a risk rating at least quarterly. We have developed a loan grading system for all of our outstanding loans receivable that are collateralized directly or indirectly by real estate. Grading criteria include, but are not limited to, as-is or as-stabilized debt yield, term of loan, property type, property or collateral location, loan type, structure, collateral cash flow volatility and other more subjective variables that include, but are not limited to, as-is or as-stabilized collateral value, market conditions, industry conditions, borrower/sponsor financial stability, and borrower/sponsor exit plan. While evaluating the credit quality of each loan within our portfolio, we assess these quantitative and qualitative factors as a whole and with no pre-prescribed weight on their impact to our determination of a loan’s risk rating. However, based upon the facts and circumstances for each loan and the overall market conditions, we may consider certain previously mentioned factors more or less relevant than others. We utilize the grading system to determine each loan’s risk of loss and to provide a determination as to whether an individual loan is impaired and whether a specific CECL reserve is necessary. Based on a 5-point scale, the loans are graded “1” through “5,” from less risk to greater risk, respectively. The weighted average risk rating of our total loan portfolio was 3.5 as of September 30, 2024.

Current Expected Credit Losses

The current expected credit loss reserve required under GAAP reflects our current estimate of potential credit losses related to our loan commitments, which may fluctuate depending on market conditions and changes in our loan portfolio. See Note 2 to our consolidated financial statements for further detail of our current expected credit loss reserve methodology.

During the nine months ended September 30, 2024, we recorded a provision for current expected credit losses of $182.6 million, which consisted of a $45.5 million increase in our general CECL reserve and a $137.1 million increase in our specific CECL reserve prior to principal and accrued interest receivable charge-offs. The increase in general CECL reserves was primarily attributable to changes in the historical loss rate of the analogous dataset and changes in risk ratings, non-accrual status, and expected remaining duration within our loan portfolio, offset by the reduction in the size of our loan portfolio. As of September 30, 2024, our total current expected credit loss reserve was $237.1 million.

During the nine months ended September 30, 2023, we recorded a provision for current expected credit losses of $148.4 million, which included a $151.5 million increase in our specific CECL reserve prior to a principal charge-off and a reversal of $3.1 million of general CECL reserves. This reversal of general CECL reserves was primarily attributable to the seasoning of our loan portfolio and a reduction in the size of our loan portfolio, offset by deteriorating macroeconomic conditions. As of September 30, 2023, our total current expected credit loss reserve was $154.9 million.

Specific CECL Reserves

In certain circumstances, we may determine that a loan is no longer suited for the WARM method as we have deemed the borrower to be experiencing financial difficulty and the repayment of the loan’s principal is collateral dependent. The following table presents a summary of our loans receivable held-for-investment with specific CECL reserves as of September 30, 2024 ($ in thousands):

Property Type	Location	Unpaid Principal Balance	Carrying Value Before Specific CECL Reserve	Specific CECL Reserve	Net Carrying Value
Land (1)	VA	$152,261	$152,261	$32,161	$120,100
Office (2)	CA	111,542	111,263	20,063	91,200
Multifamily (3)	NV	96,529	96,082	16,682	79,400
Office (4)	GA	69,492	69,094	28,894	40,200
Multifamily (5)	AZ	50,164	49,957	7,157	42,800
Multifamily (6)	TX	39,279	39,085	5,685	33,400
Other (7)	NY	886	884	884	-
Total		$520,153	$518,626	$111,526	$407,100

(1)
During the nine months ended September 30, 2024, we recorded additional specific CECL reserves totaling $0.9 million as a result of protective advances made. Effective January 1, 2023, this loan was placed on non-accrual status. As of September 30, 2024, this loan is in maturity default.
(2)
During the nine months ended September 30, 2024, we reversed our specific CECL reserve by $0.4 million based on changes to the collateral value, offset by cost recovery proceeds received. Effective April 1, 2023, this loan was placed on non-accrual status. As of September 30, 2024, this loan is in maturity default.
(3)
As of September 30, 2024, we recognized a specific CECL reserve of $16.7 million. Effective January 1, 2024, this loan was placed on non-accrual status.
(4)
During the nine months ended September 30, 2024, we recorded additional specific CECL reserves totaling $8.9 million based on changes to the collateral value, offset by cost recovery proceeds received. Effective September 1, 2023, this loan was placed on non-accrual status. As of September 30, 2024, this loan is in maturity default.
(5)
As of September 30, 2024, we recognized a specific CECL reserve of $7.2 million. Effective January 1, 2024, this loan was placed on non-accrual status.
(6)
As of September 30, 2024, we recognized a specific CECL reserve of $5.7 million. Effective January 1, 2024, this loan was placed on non-accrual status.
(7)
Effective June 30, 2023, the loan was placed on non-accrual status. As of September 30, 2024, this loan is in maturity default.

Fair market values used to determine specific CECL reserves are calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach. Estimates of fair market values used to determine specific CECL reserves as of September 30, 2024 include assumptions of property specific cash flows over estimated holding periods, assumptions of property redevelopment costs, assumptions of leasing activities, discount rates ranging from 6.0% to 9.5%, and market and terminal capitalization rates ranging from 5.25% to 8.25%. These assumptions are based upon the nature of the properties, recent sales and lease comparables, recent and projected property cash flows, and anticipated real estate and capital market conditions.

The following table presents our loan commitment originations, loan commitment realizations, and the amount of principal charge-offs recognized for each origination vintage year as of September 30, 2024 by year of origination ($ in thousands):

		Total by Origination Year as of September 30, 2024
	Total	2024(2)	2023	2022	2021	2020	2019	2018	2017 and Prior
Loan Commitment Originations (1)	$18,123,273	$104,455	$101,059	$3,463,564	$2,959,122	$401,743	$4,056,077	$4,078,628	$2,958,625
Loan Commitment Realizations	$10,229,090	$-	$-	$508,313	$1,214,056	$189,183	$2,214,387	$3,144,526	$2,958,625
Principal Charge-offs	$235,610	$-	$-	$46,525	$7,770	$-	$112,592	$66,935	$1,788
(1)
Loan commitment upsizes and protective advances subsequent to origination are reflected as increases in loan commitment in the year that the loan was originated.
(2)
Reflects a loan receivable acquired in connection with a full loan repayment during the three months ended September 30, 2024.

Portfolio Financing

Our financing arrangements include repurchase arrangements, a term participation facility, asset-specific financings, debt related to real estate owned, and secured term loan borrowings.

The following table summarizes our loans portfolio financing ($ in thousands):

	September 30, 2024
	Capacity	Borrowing Outstanding	Weighted Average Spread(1)
Repurchase agreements and term participation facility	$5,368,772	$3,836,492	+ 2.73%
Notes payable	380,830	306,994	+ 3.77%
Secured term loan	719,731	719,731	+ 4.50%
Debt related to real estate owned	280,000	280,000	+ 2.90%
Total/Weighted Average	$6,749,333	$5,143,217	+ 3.05%

(1)
Weighted average spread over the applicable benchmark rate is based on unpaid principal balance. SOFR as of September 30, 2024 was 4.85%.

See Note 6 to our consolidated financial statements for additional details.

Repurchase Agreements and Term Participation Facility

We finance certain of our loans using repurchase agreements and a term participation facility. As of September 30, 2024, aggregate borrowings outstanding under our repurchase agreements and term participation facility totaled $3.8 billion, with a weighted average spread of SOFR plus 2.73% per annum based on unpaid principal balance. As of September 30, 2024, the loans securing the outstanding borrowings under these facilities had a weighted average term to initial maturity and fully extended maturity of 0.7 years and 2.1 years, respectively, assuming all conditions to extend are met.

Each repurchase agreement contains “margin maintenance” provisions, which are designed to allow the counterparty to require the delivery of cash or other assets to de-lever financings on assets that are determined to have experienced a diminution in value. Since inception through September 30, 2024, we have not received any margin calls under any of our repurchase agreements.

Loan Participations Sold

We may finance certain of our loans via the sale of a participation in such loans, and we present the loan participations sold as a liability on our consolidated balance sheet when such arrangements do not qualify as sales under GAAP. In instances where we have multiple loan participations with the same lender, the financings are generally not cross-collateralized. Each of our loan participations sold is generally term-matched to its underlying loan. As of September 30, 2024, we had no loan participations sold.

Notes Payable

We finance certain of our loans via secured financings that are term matched to the underlying loan, some of which are partially recourse to us. We refer to such financings as notes payable and they are secured by the related loans receivable. As of September 30, 2024, four of our loans were financed with notes payable.

Secured Term Loan

We have a secured term loan which we originally entered into on August 9, 2019. Our secured term loan is presented net of any original issue discount and transaction expenses which are deferred and recognized as interest expense over the life of the loan using the effective interest method. The secured term loan matures on August 9, 2026 and as of September 30, 2024 has an unpaid principal balance of $719.7 million and a carrying value of $710.5 million.

Debt Related to Real Estate Owned

On February 8, 2021 we assumed a $300.0 million securitized senior mortgage in connection with a foreclosure of a hotel portfolio. On February 7, 2024, we modified our debt related to real estate owned to provide for, among other things, an extension of the contractual maturity date to November 9, 2024, a $10.0 million principal paydown, and the designation of a portion of the loan becoming partial recourse to us. Concurrent with this modification, we purchased an interest rate cap with a notional amount of $280.0 million and a strike rate of 5.00% through the extended contractual maturity date for $0.5 million. As of September 30, 2024, our debt related to real estate owned has an unpaid principal balance of $280.0 million, a carrying value of $279.7 million and a stated rate of SOFR plus 2.90%. See Derivatives below for further detail of our interest rate cap.

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

Changes in the fair value of our interest rate cap are recorded as an unrealized gain or loss on interest rate cap on our consolidated statements of operations and the fair value is recorded in other assets on our consolidated balance sheets. Proceeds received from our counterparty related to the interest rate cap are recorded as proceeds from interest rate cap on our consolidated statements of operations. As of September 30, 2024 the fair value of our interest rate cap was de minimis, and as of December 31, 2023, the fair value of our interest rate cap was $0.9 million. During the three months ended September 30, 2024 and 2023, we recognized $0.2 million and $1.7 million, respectively, of proceeds from interest rate cap. During the nine months ended September 30, 2024 and 2023, we recognized $1.3 million and $4.4 million, respectively, of proceeds from interest rate cap.

Short-Term Funding Facility

On June 29, 2022, we entered into a full recourse revolving credit facility with $150.0 million in capacity, which generally provided interim financing for eligible loans for up to 180 days at an initial advance rate of up to 75%. As of December 31, 2023, we had no outstanding balance on the facility. On September 25, 2024, we terminated this facility, at which point we had no outstanding balance.

Financial Covenants

Our financing agreements generally contain certain financial covenants. For example, our ratio of earnings before interest, taxes, depreciation, and amortization to interest charges (“Interest Coverage Ratio”), as defined in our repurchase agreements and term participation facility shall not be less than 1.3 to 1.0, whereas our ratio of earnings before interest, taxes, depreciation, and amortization to interest charges as defined in our secured term loan shall not be less than 1.5 to 1.0. Further, (i) our tangible net worth, as defined in the agreements, shall not be less than $1.86 billion as of each measurement date; (ii) cash liquidity shall not be less than the greater of (x) $50 million or (y) 5% of our recourse indebtedness (which includes our secured term loan); and (iii) our indebtedness shall not exceed 77.8% of our total assets. As of September 30, 2024, we are in compliance with all covenants under our financing agreements. The requirements set forth in (i) through (iii) above are based upon the most restrictive financial covenants in place as of the reporting date. Further, we have modified the Interest Coverage Ratio in our repurchase agreements and term participation facility to provide that for the quarters ended June 30, 2024 through September 30, 2025, our Interest Coverage Ratio shall not be less than 1.1 to 1.0. Future compliance with our financial covenants is dependent upon the results of our operating activities, our financial condition, and the overall market conditions in which we and our borrowers operate. The impact of macroeconomic conditions on the commercial real estate and capital markets, including high benchmark interest rates compared to recent historical standards, may make it more difficult for us to satisfy these covenants in the future. Non-compliance with financial covenants may result in our lenders exercising their rights and remedies as provided for in the respective agreements. As market conditions evolve, we may continue to work with our counterparties on modifying financial covenants as needed; however, there is no assurance that our counterparties will agree to such modifications.

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

The following table summarizes our non-consolidated senior interests and related retained subordinate interests, excluding for loans classified as held-for-sale, as of September 30, 2024 ($ in thousands):

	Loan Count	Loan Commitment	Unpaid Principal Balance	Carrying Value	Weighted Average Spread (1)	Term to Initial Maturity (in years)	Term to Fully Extended Maturity (in years) (2)
Fixed rate non-consolidated senior loans	1	$830,000	$830,000	N/A	3.47%	2.3	2.3
Retained fixed rate subordinate loans	1	$125,000	$125,000	$124,863	8.50%	2.3	2.3

(1)
Weighted average is based on unpaid principal balance.
(2)
Term to fully extended maturity is determined based on the maximum maturity of each of the corresponding loans, assuming all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.

Floating and Fixed Rate Portfolio

Our business model seeks to minimize our exposure to changing interest rates by originating floating rate loans and financing them with floating rate liabilities. Further, we seek to match the benchmark index in the floating rate loans we originate with the benchmark index used in the related floating rate financings. Generally, we use SOFR as the benchmark index in both our floating rate loans and floating rate financings. As of September 30, 2024, 97.9% of our loans receivable held-for-investment based on unpaid principal balance were floating rate and indexed to SOFR. All of our encumbered floating rate loans were financed with floating rate liabilities indexed to SOFR, which resulted in approximately $1.2 billion of net floating rate exposure.

The following table details our net floating rate exposure as of September 30, 2024 ($ in thousands):

Net Floating Rate Exposure(1)
Floating rate assets	$6,252,668
Floating rate liabilities	(5,056,967)
Net floating rate exposure	$1,195,701

(1)
SOFR as of September 30, 2024 was 4.85%. Net floating rate exposure includes $487.0 million related to loans on non-accrual status. Excludes $269.7 million of net floating rate exposure related to three loans receivable with a total unpaid principal balance of $356.0 million which are classified as held-for-sale as of September 30, 2024 and an associated financing of $86.3 million.

As of September 30, 2024, we have an interest rate cap on our debt related to real estate owned with a notional amount of $280.0 million, a strike rate of 5.00%, and a maturity date of November 15, 2024. The interest rate cap effectively limits the maximum interest rate of our debt related to real estate owned to 7.90% through its maturity. We have not employed other interest rate derivatives (interest rate swaps, caps, collars or floors) to hedge our asset or liability portfolio, but we may do so in the future.

Results of Operations – Three Months Ended September 30, 2024 and June 30, 2024

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

Operating Results

The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2024, and June 30, 2024 ($ in thousands, except per share data):

	Three Months Ended
	September 30, 2024	June 30, 2024	$ Change
Revenue
Interest and related income	$152,870	$155,131	$(2,261)
Less: interest and related expense	111,096	113,225	(2,129)
Net interest income	41,774	41,906	(132)
Revenue from real estate owned	23,103	22,581	522
Total net revenue	64,877	64,487	390
Expenses
Management fees - affiliate	9,079	9,011	68
General and administrative expenses	3,645	4,845	(1,200)
Stock-based compensation expense	4,972	3,999	973
Real estate owned:
Operating expenses	14,727	13,859	868
Interest expense	6,900	6,869	31
Depreciation and amortization	2,628	2,623	5
Total expenses	41,951	41,206	745
Proceeds from interest rate cap	198	228	(30)
Unrealized loss on interest rate cap	(287)	(94)	(193)
Loss from equity method investment	(37)	(42)	5
Loss on extinguishment of debt	(262)	(999)	737
Provision for current expected credit loss reserve	(78,756)	(33,928)	(44,828)
Net loss	$(56,218)	$(11,554)	$(44,664)

Net loss per share of common stock:
Basic and diluted	$(0.40)	$(0.09)	$(0.31)

Comparison of the three months ended September 30, 2024 and June 30, 2024

Net Revenue

Total net revenue increased $0.4 million during the three months ended September 30, 2024, compared to the three months ended June 30, 2024. The increase is primarily due to an increase in revenue from real estate owned of $0.5 million due to slightly higher overall average occupancy and revenue per available room (“RevPAR”) levels at the hotel portfolio compared to the three months ended June 30, 2024, partially offset by a decrease in net interest income of $0.1 million, which was driven by a decrease in interest income of $2.3 million as a result of decreased average loans receivable balances and two loans being placed on non-accrual status effective July 1, 2024, partially offset by a decrease in interest expense of $2.1 million as a result of lower average borrowing levels during the three months ended September 30, 2024 compared to the three months ended June 30, 2024 as a result of continued deleveraging.

Expenses

Expenses are primarily comprised of base management fees payable to our Manager, general and administrative expenses, stock-based compensation expense, operating expenses from real estate owned, interest expense from debt related to real estate owned, and depreciation and amortization on real estate owned and related in-place and other lease values. Expenses increased by $0.7 million during the three months ended September 30, 2024, as compared to the three months ended June 30, 2024, primarily due to:

(i)
an increase in stock-based compensation expense of $1.0 million due to the forfeiture of restricted stock units recognized during the three months ended June 30, 2024, which led to a reduction in expense for that quarter;

(ii)
an increase in operating expenses from real estate owned of $0.9 million during the comparative period, due to slightly higher variable operating expenses in connection with slightly higher occupancy levels at the hotel portfolio;
(iii)
partially offset by a decrease in general and administrative expenses of $1.2 million primarily as a result of a decrease in non-recurring charges incurred over the comparative period, generally related to professional fees, insurance expense, and other corporate level costs, including legal and professional fees related to establishing our ATM Agreement incurred during the three months ended June 30, 2024.

Proceeds from Interest Rate Cap

Proceeds from interest rate cap decreased $0.1 million during the three months ended September 30, 2024, as compared to the three months ended June 30, 2024, due to SOFR falling below our interest rate cap’s 5.0% strike rate.

Unrealized Loss on Interest Rate Cap

During the three months ended September 30, 2024, we recognized a $0.3 million unrealized loss on interest rate cap, compared to a $0.1 million unrealized loss on interest rate cap during the three months ended June 30, 2024. The fair value of the interest rate cap increases as interest rates increase, decreases as the interest rate cap approaches maturity, and further fluctuates following shifts in the forward curve.

Loss from Equity Method Investment

During the three months ended September 30, 2024 and the three months ended June 30, 2024, we recognized losses from our equity method investment of $0.1 million as a result of the net losses recognized by our investee during each respective period.

Loss on Extinguishment of Debt

During the three months ended September 30, 2024, we recognized a loss on extinguishment of debt of $0.3 million due to the recognition of unamortized deferred financing costs resulting from the termination of the short-term funding facility, partially offset by the reversal of previously recognized financing costs that were ultimately not owed upon the payoff of a loan participation. During the three months ended June 30, 2024, we recognized a loss on extinguishment of debt of $1.0 million due to the recognition of unamortized deferred financing costs resulting from the repayment of financing balances prior to maturity.

Provision for Current Expected Credit Loss Reserve

During the three months ended September 30, 2024, we recorded a provision for current expected credit losses of $78.8 million, which consisted of a $9.8 million reversal of our general CECL reserve and a $88.6 million increase in our specific CECL reserve prior to a principal and accrued interest receivable charge-off, primarily attributable to the reclassification of loans to held-for-sale and related charge-offs, changes in the historical loss rate of the analogous dataset and changes in risk ratings, non-accrual status, and expected remaining duration within our loan portfolio, offset by the reduction in the size of our loan portfolio. During the three months ended June 30, 2024, we recorded a provision for current expected credit losses of $33.9 million, which consisted of a $32.7 million increase in our general reserve and a $1.2 million in our specific CECL reserve prior to a principal charge-off, primarily attributable to changes in the historical loss rate of the analogous dataset and changes in risk ratings and non-accrual status within our loan portfolio, offset by the seasoning of our loan portfolio and a reduction in the size of our loan portfolio.

Results of Operations – Nine Months Ended September 30, 2024 and September 30, 2023

The following table sets forth information regarding our consolidated results of operations for the nine months ended September 30, 2024 and 2023 ($ in thousands, except per share data):

	Nine Months Ended
	September 30, 2024	September 30, 2023	$ Change
Revenue
Interest and related income	$468,846	$526,945	$(58,099)
Less: interest and related expense	340,252	349,314	(9,062)
Net interest income	128,594	177,631	(49,037)
Revenue from real estate owned	59,595	52,949	6,646
Total net revenue	188,189	230,580	(42,391)
Expenses
Management fees - affiliate	27,300	28,838	(1,538)
Incentive fees - affiliate	-	1,558	(1,558)
General and administrative expenses	12,367	12,982	(615)
Stock-based compensation expense	13,324	12,130	1,194
Real estate owned:
Operating expenses	41,466	34,974	6,492
Interest expense	20,098	17,446	2,652
Depreciation and amortization	7,850	6,708	1,142
Total expenses	122,405	114,636	7,769
Gain on sale of loan	-	575	(575)
Proceeds from interest rate cap	1,291	4,369	(3,078)
Unrealized loss on interest rate cap	(1,379)	(3,321)	1,942
(Loss) income from equity method investment	(114)	635	(749)
(Loss) gain on extinguishment of debt	(3,505)	2,217	(5,722)
Provision for current expected credit loss reserve	(182,644)	(148,435)	(34,209)
Net loss	$(120,567)	$(28,016)	$(92,551)

Net loss per share of common stock:
Basic and diluted	$(0.88)	$(0.22)	$(0.66)

Comparison of the nine months ended September 30, 2024 and September 30, 2023

Net Revenue

Total net revenue decreased $42.4 million during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease is primarily due to a decrease in net interest income of $49.0 million, which was driven by a decrease in interest income of $58.1 million as a result of a decreased loans receivable balance and an increase in loans on non-accrual status during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, partially offset by a decrease in interest expense of $9.1 million primarily as a result of lower average borrowing levels. The decrease in total net revenue was partially offset by an increase in revenue from real estate owned of $6.6 million due to revenue generated from the mixed-use property we acquired legal title to on June 30, 2023 and higher overall average occupancy and RevPAR levels at the hotel portfolio compared to the nine months ended September 30, 2023.

Expenses

Expenses are primarily comprised of base management fees payable to our Manager, incentive fees payable to our Manager, general and administrative expenses, stock-based compensation expense, operating expenses from real estate owned, interest expense from debt related to real estate owned, and depreciation and amortization on real estate owned and related in-place and other lease values. Expenses increased by $7.8 million during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to:

(i)
an increase in operating expenses from real estate owned of $6.5 million during the comparative period, due to an increase in professional fees incurred primarily as a result of the modification of our debt related to real estate owned, an increase in variable operating expenses in connection with higher occupancy levels at the hotel portfolio, and expenses incurred at the mixed-use property we acquired legal title to on June 30, 2023;

(ii)
an increase in interest expense on debt related to real estate owned of $2.7 million primarily as a result of increased deferred financing costs recognized from fees incurred on the modification of our debt related to real estate owned in February 2024 and reference rate increases over the comparative period;
(iii)
an increase in stock-based compensation expense of $1.2 million during the comparative period, due to restricted stock units granted during the nine months ended September 30, 2024, partially offset by a reduction in stock-based compensation expense as a result of the forfeiture of restricted stock units recognized during the nine months ended September 30, 2024;
(iv)
an increase in depreciation and amortization from real estate owned of $1.1 million during the comparative period, due to depreciation and amortization recognized at the mixed-use property we acquired legal title to on June 30, 2023;
(v)
partially offset by a decrease in incentive fees of $1.6 million as a result of core earnings over the trailing four quarters being in excess of a 7% hurdle as of September 30, 2023 but below the hurdle on a trailing four quarters basis in all subsequent periods;
(vi)
partially offset by a decrease in management fees of $1.5 million as a result of lower stockholder’s equity over the comparative period primarily due to principal charge-offs taken subsequent to September 30, 2023.

Gain on Sale of Loan

During the nine months ended September 30, 2023, we realized a gain on sale of loan totaling $0.6 million. We did not recognize any gains on loans sales during the nine months ended September 30, 2024.

Proceeds from Interest Rate Cap

Proceeds from interest rate cap decreased $3.1 million during the nine months ended September 30, 2024, as compared to nine months ended September 30, 2023, due to the in-place interest rate cap, which was acquired on February 15, 2024, having a higher strike rate than the previous interest rate cap.

Unrealized Loss on Interest Rate Cap

During the nine months ended September 30, 2024, we recognized a $1.4 million unrealized loss on interest rate cap, compared to a $3.3 million unrealized loss on interest rate cap during the nine months ended September 30, 2023. In both cases the unrealized loss was driven by a reduction in the remaining duration of the interest rate cap; however, the interest rate cap held prior to its February 15, 2024 maturity had a strike rate of 3.0%, which resulted in a higher value and therefore a greater decline in value compared to the current interest rate cap which has a strike rate of 5.0%. The fair value of the interest rate cap increases as interest rates increase, decreases as the interest rate cap approaches maturity, and further fluctuates following shifts in the forward curve.

(Loss) Income from Equity Method Investment

During the nine months ended September 30, 2024, we recognized a loss from our equity method investment of $0.1 million compared to income of $0.7 million for the nine months ended September 30, 2023. The decrease is a result of the loan held by the equity method investee being placed on non-accrual status effective April 1, 2023.

(Loss) Gain on Extinguishment of Debt

During the nine months ended September 30, 2024, we recognized a loss on extinguishment of debt of $3.5 million, inclusive of a $1.6 million spread maintenance payment, $2.1 million of unamortized deferred financing costs resulting from the repayment of financing balances prior to maturity, partially offset by the $0.2 million reversal of previously recognized financing costs that were ultimately not owed upon the payoff of a loan participation. During the nine months ended September 30, 2023, we recognized a gain on extinguishment of debt of $2.2 million as a result of the retirement of $22.0 million of principal of our secured term loan for a price of $19.3 million.

Provision for Current Expected Credit Loss Reserve

During the nine months ended September 30, 2024, we recorded a provision for current expected credit losses of $182.6 million, which consisted of a $45.5 million increase in our general CECL reserve and a $137.1 million increase in our specific CECL reserve prior to principal and accrued interest receivable charge-offs, primarily attributable to the reclassification of loans to held-for-sale and related charge-offs, changes in the historical loss rate of the analogous dataset and changes in risk ratings, non-accrual status, and expected remaining duration within our loan portfolio, offset by the reduction in the size of our loan portfolio. During the nine months ended September 30, 2023, we recorded a provision for current expected credit losses of $148.4 million, primarily attributable to a $151.5 million increase in our specific CECL reserves prior to a principal charge-off, partially offset by a $3.1 million reversal of our general CECL reserves which was primarily attributable to seasoning of and a reduction in the size of our loan portfolio.

Liquidity and Capital Resources

Capitalization

We have capitalized our business to date primarily through the issuance of shares of our common stock and borrowings under our secured financings and our secured term loan. As of September 30, 2024, we had 139,362,657 shares of our common stock outstanding, representing $2.1 billion of equity, and also had $5.1 billion of outstanding borrowings under our secured financings, our secured term loan, and our debt related to real estate owned. As of September 30, 2024, our secured financings consisted of five repurchase agreements with capacity of $4.9 billion and an outstanding balance of $3.5 billion, a term participation facility with a capacity of $464.3 million and an outstanding balance of $385.5 million, and four asset-specific financings with capacity of $380.8 million and an outstanding balance of $307.0 million. As of September 30, 2024, our secured term loan had an outstanding balance of $719.7 million and our debt related to real estate owned had an outstanding balance of $280.0 million.

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

The following table presents our Net Debt-to-Equity Ratios and Total Leverage Ratios as of September 30, 2024 and December 31, 2023 ($ in thousands):

	September 30, 2024	December 31, 2023
Asset-specific debt	$4,420,200	$4,964,874
Secured term loan, net	710,477	712,576
Total debt	5,130,677	5,677,450
Less: cash and cash equivalents	(113,920)	(187,301)
Net Debt	$5,016,757	$5,490,149
Total Equity	$2,103,959	$2,299,900
Net Debt-to-Equity Ratio	2.4x	2.4x
Non-consolidated senior loans	830,000	887,300
Total Leverage	$5,846,757	$6,377,449
Total Leverage Ratio	2.8x	2.8x

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents, interest income from our loans, proceeds from loan repayments, available borrowings under our repurchase agreements based on existing collateral, identified borrowing capacity related to our asset-specific financings based on existing collateral, proceeds from the issuance of incremental secured term loan or other corporate debt issuances, and proceeds from the issuance of our common stock. As circumstances warrant, we and our subsidiaries may also issue common equity, preferred equity and/or debt, incur other debt, including term loans, or explore sales of certain of our loans receivable or real estate owned properties from time to time on an opportunistic basis, dependent upon market conditions and available pricing.

Although we generally intend to hold our loans to maturity, sales of loans receivable, which may occur at an amount below our carrying value, or discounted loan repayments may occur in order to redeploy capital to more accretive opportunities, meet operating objectives, adapt to market conditions, and/or manage liquidity needs. Furthermore, we cannot predict the timing or impact of future loan sales or loan repayments, and, since many of our loans are financed, a portion or in some cases all of the net proceeds from the sales or repayments of our loans are expected to be used to de-lever our secured financings.

The following table sets forth, as of September 30, 2024 and December 31, 2023, our sources of available liquidity ($ in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$113,920	$187,301
Loan principal payments held by servicer(1)	-	2,200
Approved and undrawn credit capacity(2)	2,171	48,055
Total sources of liquidity	$116,091	$237,556

(1)
Represents loan principal payments held in lockboxes or by our third-party loan servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle, net of the related secured debt balance if applicable.
(2)
Amounts based on existing collateral.

The following table presents a summary of our unencumbered loans receivable as of September 30, 2024 ($ in thousands):

Loan Type	Loan Commitment	Unpaid Principal Balance (1)	Carrying Value (1)(2)	Property Type	Construction	Location	Risk Rating
Senior	$115,250	$78,500	$78,500	Hospitality	Y	NY	4
Senior	98,000	96,214	95,827	Office	-	CA	4
Senior	82,810	69,492	40,200	Office	-	GA	5
Senior	1,651	1,651	1,651	Other	-	Other	5
Subordinate	886	886	-	Other	-	NY	5
Total, held-for-investment	298,597	246,743	216,178
Senior	247,260	182,664	182,664	For Sale Condo	-	CA	4
Subordinate	30,200	30,049	30,049	Land	-	FL	3
Total, held-for-sale	277,460	212,713	212,713
Total	$576,057	$459,456	$428,891

(1)
For loans receivable held-for-investment, reflects amounts net of specific CECL reserves of $29.8 million.
(2)
For loans receivable held-for-sale, reflects amounts after reclassification to held-for-sale.

As of September 30, 2024, our mixed-use real estate owned property, which had a carrying value of $144.7 million including net lease intangible assets, was unencumbered.

The ability to finance or sell certain of these unencumbered loans or our mixed-use real estate owned asset is subject to one or more counterparties’ willingness to finance or purchase such loans.

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

On May 10, 2024, we entered into an equity distribution agreement with certain sales agents, pursuant to which we may sell, from time to time, up to an aggregate sales price of $150.0 million of our common stock pursuant to a continuous offering program (the “ATM Agreement”) under our Shelf. Sales of our common stock made pursuant to the ATM Agreement may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. The timing and amount of actual sales will depend on a variety of factors including market conditions, the trading price of our common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the nine months ended September 30, 2024, we did not issue any shares of our common stock pursuant to the ATM Agreement, and we incurred $0.5 million of professional and legal fees to establish the program which are included in general and administrative expense on our consolidated statement of operations. As of September 30, 2024, the ATM Agreement has not been utilized, and $150.0 million remained available for issuance of our common stock pursuant to the ATM Agreement.

Liquidity Needs

In addition to our loan origination and acquisition activity, our primary liquidity needs include future fundings to our borrowers on our unfunded loan commitments, interest and principal payments on outstanding borrowings under our financings, operating expenses, accrued management fees, and dividend payments to our stockholders necessary to satisfy REIT dividend requirements. Additionally, certain financial covenants in our financing agreements require us to maintain minimum levels of liquidity. We currently maintain, and seek to maintain, cash and liquidity to comply with minimum liquidity requirements under our financings, and we also seek to maintain excess cash and liquidity to meet our primary liquidity needs, including principal repayment obligations under certain of our secured financings. Our ability to make any such deleveraging payments is dependent upon the results of our operating activities, our financial condition, and the overall market conditions in which we operate, among other factors. As market conditions evolve, we continue to work with our secured financing counterparties as needed to seek adjustments to the timing and amount of any required principal repayment obligations; however, there is no assurance that such counterparties will agree to modify the required amount or timing of such repayments. During the nine months ended September 30, 2024 and during the year ended December 31, 2023, we made deleveraging payments to certain of our financing counterparties in the amounts of $195.3 million and $357.0 million, respectively, and expect to continue to do so as agreed with our lenders or on an as-needed basis.

As of September 30, 2024, we had aggregate unfunded loan commitments of $584.2 million which is comprised of funding for capital expenditures and construction, leasing costs, and carry costs. The timing of these fundings will vary depending on the progress of capital projects, leasing, and cash flows at the properties securing our loans and equity contributions from our borrowers, if required. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets, but are expected to occur over the remaining loan term. In certain circumstances, conditions to funding may not be met by our borrowers and portions of our unfunded loan commitments may never become eligible to be drawn on.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments as of September 30, 2024 were as follows ($ in thousands):

	Payment Timing
	Total Obligations	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Unfunded loan commitments(1)	$584,173	$305,148	$54,593	$224,432	$-
Unfunded loan commitments for non-accrual, maturity default, risk rated 5 and/or delinquent loans (1)	(101,650)	(22,339)	-	(79,311)	-
Secured financings, term loan agreement, and debt related to real estate owned - principal(2)(3)	5,143,217	1,076,550	3,652,014	414,653	-
Secured financings, term loan agreement, and debt related to real estate owned - interest(2)(3)	758,042	345,480	387,676	24,886	-
Total	$6,383,782	$1,704,839	$4,094,283	$584,660	$—

(1)
The estimated allocation of our unfunded loan commitments for loans receivable held-for-investment is based on the earlier of our expected funding date and the commitment expiration date. As of September 30, 2024, we have $361.3 million of in-place financings to fund our remaining commitments, excluding $2.2 million of approved and undrawn credit capacity based on existing collateral.
(2)
The allocation of our secured financings and secured term loan is based on the earlier of the fully extended maturity date (assuming conditions to extend are met) of each individual corresponding loan receivable or the maximum maturity date under the respective financing agreement, and assumes eight loans that are in maturity default that represent collateral for aggregate borrowings outstanding of $354.1 million that are in maturity default have a contractual obligation to pay in less than one year.
(3)
Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured financing agreements and SOFR in effect as of September 30, 2024, will remain constant into the future. Actual amounts borrowed and rates will vary over time. Our floating rate loans and related liabilities are indexed to SOFR. Totals exclude non-consolidated senior interests.

In certain circumstances, conditions to funding may not be met by our borrowers and portions of our unfunded loan commitments may not become eligible to be drawn on. Of the $584.2 million of unfunded loan commitments for our loans receivable held-for-investment as of September 30, 2024, the following table details the portion of unfunded loan commitments and in-place financings to fund our remaining commitments for loans receivable held-for-investment whereby conditions to funding are not currently being met, including loans on non-accrual status, in maturity default, risk rated 5, and/or which are delinquent in accordance with our revenue recognition policy ($ in thousands):

	Unfunded Loan Commitments	In-place Financing Commitments	Net Loan Commitment
Gross total commitment	$584,173	$361,336	$222,837
Non-accrual, maturity default, risk rated 5 and/or delinquent loans	(101,650)	(63,413)	(38,237)
Net loan commitment	$482,523	$297,923	$184,600

Subject to borrowers meeting future funding conditions provided for in our loan agreements, we expect to fund our $184.6 million of net loan commitments over the remaining maximum term of the related loans, which have a weighted average future funding period of 2.2 years.

We are required to pay our Manager, in cash, a base management fee and incentive fees (to the extent earned) on a quarterly basis in arrears. The tables above do not include the amounts payable to our Manager under the Management Agreement as they are not fixed and determinable.

Loan Maturities

The following table summarizes the future scheduled repayments of principal for loans receivable held-for-investment as of September 30, 2024 ($ in thousands):

	Initial Maturity		Fully Extended Maturity
Year	Unpaid Principal Balance(1)	Loan Commitment(1)	Unpaid Principal Balance(1)	Loan Commitment(1)
2024 (2)	$1,434,879	$1,532,641	$182,970	$182,970
2025	2,580,701	2,751,878	678,211	696,827
2026	1,646,397	1,947,779	1,835,683	2,075,671
2027	184,825	198,677	2,536,564	2,859,103
2028	-	-	389,404	389,404
Thereafter	-	-	223,970	227,000
Total	$5,846,802	$6,430,975	$5,846,802	$6,430,975

(1)
Excludes $538.1 million in unpaid principal balance and loan commitments of loans receivable held-for-investment that are in maturity default with no available extension options.
(2)
Represents maturities for the remaining three months of 2024.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash for the nine months ended September 30, 2024 and 2023, respectively ($ in thousands):

	Nine Months Ended
	September 30, 2024	September 30, 2023
Net cash flows provided by operating activities	$66,188	$83,835
Net cash flows provided by investing activities	546,779	92,471
Net cash flows used in financing activities	(683,470)	(193,915)
Net decrease in cash, cash equivalents, and restricted cash	$(70,503)	$(17,609)

We experienced a net decrease in cash, cash equivalents, and restricted cash of $70.5 million during the nine months ended September 30, 2024, compared to a net decrease of $17.6 million during the nine months ended September 30, 2023.

During the nine months ended September 30, 2024, we received $550.5 million from loan repayments, received $435.6 million of loan sale proceeds, and received $1.3 billion of proceeds from borrowings under our financing arrangements, net of payments for deferred financing costs. Additionally, we acquired a loan receivable of $100.0 million as consideration for a loan repayment, made $340.1 million of advances on existing loans, made repayments on financings arrangements of $1.9 billion (inclusive of $195.3 million of deleveraging repayments), and made dividend payments of $106.5 million.

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our REIT taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of September 30, 2024, we were in compliance with all REIT requirements.

See Note 13 to our consolidated financial statements for additional information about our income taxes.

Off-Balance Sheet Arrangements

As of September 30, 2024, we had no off-balance sheet arrangements aside from those discussed in Note 3 - Loan Portfolio, Note 4 - Equity Method Investment, and Note 14 - Commitments and Contingencies.

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

See Note 2 to our consolidated financial statements for a description of our significant accounting policies.

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

To estimate an annual historical loss rate, we obtained historical loss rate data for loans most comparable to our loan portfolio from a commercial mortgage-backed securities database licensed by a third party, Trepp, LLC, which contains historical loss data from January 1, 1999 through September 30, 2024. We believe this CMBS data is the most relevant, available, and comparable dataset to our portfolio.

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

We evaluate the credit quality of each of our loans receivable on an individual basis and assign a risk rating at least quarterly. We have developed a loan grading system for all of our outstanding loans receivable that are collateralized directly or indirectly by real estate. Grading criteria include, but are not limited to, as-is or as-stabilized debt yield, term of loan, property type, property or collateral location, loan type, structure, collateral cash flow volatility and other more subjective variables that include, but are not limited to, as-is or as-stabilized collateral value, market conditions, industry conditions, borrower/sponsor financial stability, and borrower/sponsor exit plan. While evaluating the credit quality of each loan within our portfolio, we assess these quantitative and qualitative factors as a whole and with no pre-prescribed weight on their impact to our determination of a loan’s risk rating. However, based upon the facts and circumstances for each loan and the overall market conditions, we may consider certain previously mentioned factors more or less relevant than others. We utilize the grading system to determine each loan’s risk of loss and to provide a determination as to whether an individual loan is impaired and whether a specific CECL reserve is necessary.

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

There were no impairments of our real estate owned assets through September 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

In early 2022, the U.S. Federal Reserve began a campaign to combat inflation by increasing interest rates, ultimately resulting in benchmark interest rates increasing by 5.25% by the end of 2023. Although the U.S. Federal Reserve has reduced benchmark interest rates by 0.50% in recent months, such rates remain high relative to recent historical standards. Additionally, the U.S. Federal Reserve has indicated that they may further reduce interest rates if inflation continues to decline towards their target range and/or if the employment market weakens. High benchmark interest rates imposed by the U.S. Federal Reserve may continue to increase our interest expense, negatively impact the ability of our borrowers to service their debt, and reduce the value of the CRE collateral underlying our loans.

Rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income.

The following table illustrates as of September 30, 2024 the impact on our interest income and interest expense for loans receivable held-for-investment for the twelve-month period following September 30, 2024 assuming a decrease in SOFR of 50 and 100 basis points and an increase in SOFR of 50 and 100 basis points in the applicable interest rate benchmark (based on SOFR of 4.85% as of September 30, 2024) ($ in thousands, except per share data):

Net Floating		Decrease		Increase
Rate Exposure (1)	Change in	100 Basis Points	50 Basis Points	50 Basis Points	100 Basis Points
$1,195,701	Net interest income	$(2,643)	$(1,321)	$2,316	$5,037
	Net interest income per share	$(0.02)	$(0.01)	$0.02	$0.04

(1)
Excludes $269.7 million of net floating rate exposure related to three loans receivable with a total unpaid principal balance of $356.0 million which are classified as held-for-sale as of September 30, 2024 and an associated financing of $86.3 million.

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

Each of our repurchase agreements contain “margin maintenance” provisions, which allow the lender to require the delivery of cash or other assets to reduce the financing amount against loans that have been deemed to have experienced a diminution in value. A substantial deterioration in the commercial real estate capital markets may negatively impact the value of assets financed with lenders that have margin maintenance provisions in their facilities. Certain of our repurchase agreements permit valuation adjustments solely as a result of collateral-specific credit events, while other repurchase agreements contain provisions also allowing our lenders to make margin calls upon the occurrence of adverse changes in the capital markets or as a result of interest rate or spread fluctuations, subject to minimum thresholds, among other factors. As of September 30, 2024, we have not received any margin calls under any of our repurchase agreements.

Financing Risk

We finance our business through a variety of means, including the syndication of non-consolidated senior interests, notes payable, borrowings under our repurchase and participation facilities, the syndication of pari passu portions of our loans, the syndication of senior participations in our originated senior loans, and our secured term loan. Over time, as market conditions change, we may use other forms of financing in addition to these methods of financing. Weakness or volatility in the debt capital markets, the CRE and mortgage markets, changes in regulatory requirements, geopolitical volatility, and fluctuation in interest rates and the resulting market disruptions therefrom could adversely affect one or more of our lenders or potential lenders and could cause one or more of our lenders or potential lenders to be unwilling or unable to provide us with financing, increase the costs of or reduce the advance rate on existing financing or otherwise offer unattractive terms for that financing. In addition, we may seek to finance our business through the issuance of our common stock or other equity or equity-related instruments, though there is no assurance that such financing will be available on a timely basis with attractive terms, or at all.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As of September 30, 2024, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we and our Manager are or may become party to legal proceedings, which arise in the ordinary course of our respective businesses. Neither we nor our Manager is currently subject to any legal proceedings that we or our Manager consider reasonably likely to have a material impact on our respective financial conditions. See Note 14 to our consolidated financial statements for information on our commitments and contingencies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)
None.
(b)
None.
(c)
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description

3.1

Articles of Amendment and Restatement of Claros Mortgage Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated November 5, 2021, filed by the Company, Commission File No. 001-40993)

3.2

Amended and Restated Bylaws of Claros Mortgage Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, dated November 5, 2021, filed by the Company, Commission File No. 001-40993)

10.1

Thirteenth Amendment to Master Repurchase and Securities Contract Agreement, dated as of August 15, 2024, by and among CMTG MS Finance LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 20, 2024, filed by the Company, Commission File No. 001-40993)

10.2*

Short-Term Extension Letter Agreement dated as of September 30, 2024 by and between Claros Mortgage Trust, Inc., CMTG WF Finance LLC, CMTG WF Finance Holdco LLC, and Wells Fargo Bank, National Association

10.3

Amendment No. 3 to Guarantee Agreement, dated as of July 30, 2024 by and between Claros Mortgage Trust, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, dated August 5, 2024, filed by the Company, Commission File No. 001-40993)

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

Claros Mortgage Trust, Inc.

Date: November 7, 2024	By:	/s/ Richard J. Mack
Richard J. Mack
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 7, 2024	By:	/s/ J. Michael McGillis
J. Michael McGillis
Chief Financial Officer, President and Director (Principal Financial and Accounting Officer)