Form 10-K
period 2024-12-31
Claros Mortgage Trust, Inc.
filed 2025-02-19
CIK 1666291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 28, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $641 million based on the closing sales price of the Registrant’s common stock on such date as reported on the New York Stock Exchange. For purposes of this computation, all officers, directors and 10% beneficial owners of the Registrant’s common stock of which the Registrant is aware are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the Registrant.

The number of shares of Registrant’s Common Stock outstanding as of February 18, 2025 was 139,362,657.

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
•
current and prospective financing costs and advance rates for our existing and target assets;
•
our expected leverage;
•
general volatility of the capital markets and the markets in which we may invest and our borrowers operate in;
•
the impact of a protracted decline in the liquidity of capital markets on our business;
•
the state of the regional, national, and global banking systems;
•
the uncertainty surrounding the strength of the national and global economies;
•
the return on or impact of current and future investments, including our loan portfolio and real estate owned assets;
•
allocation of investment opportunities to us by our Manager and our Sponsor;
•
changes in the market value of our investments;
•
effects of hedging instruments on our existing and target assets;
•
rates of default, decreased recovery rates, and/or increased loss severity rates on our existing and target assets and related impairment charges, including as it relates to our real estate owned assets;
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
•
the risk of securities class action litigation or stockholder activism;
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
•
Difficult conditions in the commercial mortgage and real estate market, the capital markets and the economy generally, as a result of fluctuations in interest rates, inflationary pressures and other factors, could make it difficult for our borrowers to satisfy their repayment obligations and may materially and adversely affect us.
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
•
In the event of borrower distress or a default, we may lack the liquidity necessary to protect our investment or avoid a corresponding default on any obligations we may have related to our financing against our investments.

•
We may be unable to maintain or refinance debt incurred to finance our investments, thereby increasing the amount of equity capital risk we bear with respect to particular investments or preventing us from deploying our equity capital in the optimal manner.
•
As a result of our real estate owned assets, we are subject to the risks commonly associated with real estate owned holdings, including risks related to ownership of a hotel portfolio and a mixed-use property in New York, NY which differ from the risks associated with lending.
•
Investments in subordinated mortgage interests, mezzanine loans and other assets that are subordinated or otherwise junior in a borrower’s capital structure may expose us to greater risk of loss.
•
Investments that are secured, directly or indirectly, by CRE are subject to potential delinquency, foreclosure and loss, which could materially and adversely affect us.
•
We have a significant amount of debt outstanding with near-term maturities, and we may be unable to make deleveraging payments, obtain adjustments to modify our repayment schedule or obtain replacement financing with similar terms.
•
We may incur additional debt in the future, which subjects us to increased risk of loss, which could materially and adversely affect us.
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
•
Our secured term loan, debt related to real estate owned, current financing facilities, derivative instruments, and secured loans contain, and additional lending facilities may contain, financial and other covenants that restrict our operational flexibility, which could materially and adversely affect us.
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

Our loan origination and repayment volume may fluctuate based on market conditions or other conditions inherent in our portfolio. As such, we may modify our investment strategy from time to time by shifting focus to optimizing outcomes within our existing portfolio, which may include actions such as selling a loan or syndicating a portion of a loan, working with our borrowers to enhance the value of underlying properties that constitute our collateral, and in certain circumstances assuming legal title and/or physical possession of the underlying collateral property of a defaulted loan.

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

In performing its duties to us, our Manager benefits from the resources, relationships, and fundamental real estate underwriting and management expertise of our Sponsor’s broad group of real estate professionals. Our Manager is led by Richard Mack, J. Michael McGillis, Priyanka Garg, and J.D. Siegel. Pursuant to a management agreement between our Manager and us (the “Management Agreement”), our Manager is responsible for executing our loan origination, capital markets, portfolio management, asset management and monitoring activities and managing our day‑to‑day operations. To perform its role in a flexible and efficient manner, our Manager leverages professionals employed by our Sponsor whose services are made available to our Manager and, in turn, to us. We believe our Manager benefits from access to individuals with extensive experience in identifying, analyzing, acquiring, developing, constructing, financing, hedging, managing and operating real estate investments across investment cycles, geographies, property types, investment types and strategies, including debt and equity interests, controlling and non-controlling interests in investments, corporate and securities investments (including commercial mortgage-backed securities (“CMBS”)) and a variety of joint ventures. We believe that this experience of our Sponsor and its affiliates enables our Manager to underwrite, originate and manage loans that facilitate the successful transition of CRE assets, with an appropriate level of execution risk and, in its judgment, relatively limited basis risk at the time of origination. Neither we nor our Manager employs personnel directly. In performing its duties to us, our Manager is at all times subject to the supervision, direction and management of our board of directors (the “Board”).

Our Investment Strategy

We seek primarily to originate, co-originate and acquire senior and subordinate loans on transitional CRE assets located in major U.S. markets and generally intend to hold our loans to maturity. In addition to our primary focus on major U.S. markets, we also seek to originate senior and subordinate loans on transitional CRE assets located in other markets that we believe demonstrate favorable demographic trends as a result of, among other factors, de‑urbanization, migration to states with lower tax rates, and perceived higher quality of life. We believe that our investment strategy provides significant opportunities for us to generate attractive risk‑adjusted returns over time for our stockholders. However, to capitalize on the investment opportunities at different points in the economic and real estate investment cycle, we may modify or expand our investment strategy. We believe that the flexibility of our strategy supported by our Sponsor’s significant CRE experience and its extensive resources will allow us to take advantage of changing market conditions to maximize total returns for our stockholders over time.

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

Senior Loans: We focus primarily on originating senior loans on transitional CRE assets, including:

Mortgage Loans: Mortgage loans secured by a first priority or subordinate mortgage on transitional CRE assets. These loans are generally non-amortizing, require a balloon payment of principal at maturity, and are typically structured to be floating rate. In some cases, there may be earlier pay downs of loans, including as a result of partial releases of collateral upon the occurrence of specified events, such as the sale of condominium units. Some of our loan commitments include a mixture of up‑front and future funding obligations, with future fundings subject to the borrower achieving conditions precedent specified in the loan documents, such as meeting certain construction milestones and/or leasing thresholds.

Participations in Mortgage Loans: Participations in the mortgage loans we co‑originate or acquire, for which other participations have been or are expected to be syndicated to other investors.

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

Our Portfolio

We began operations in August 2015 and, as of December 31, 2024, had a $6.1 billion diversified loan portfolio, based on carrying value, of senior and subordinate loans. Our investment strategy includes lending to experienced and well‑capitalized sponsors against high‑quality transitional CRE assets primarily in major U.S. markets with attractive fundamental characteristics supported by macroeconomic tailwinds.

The below table summarizes our loans receivable held-for-investment as of December 31, 2024 ($ in thousands):

					Weighted Average(3)
	Number of Loans	Loan Commitment(1)	Unpaid Principal Balance	Carrying Value (2)	Yield to Maturity (4)	Term to Initial Maturity	Term to Fully Extended Maturity (5)	Weighted Average Origination LTV (6)	Weighted Average Adjusted LTV (7)
Senior and subordinate loans	52	$6,698,596	$6,200,290	$6,069,372	7.6%	0.7 years	1.7 years	70.4%	72.2%

(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Net of specific CECL reserve of $120.9 million.
(3)
Weighted averages are based on unpaid principal balance.
(4)
Represents the weighted average annualized yield to initial maturity of each loan, inclusive of coupon, and fees received, based on the applicable floating benchmark rate/floors (if applicable), in place as of December 31, 2024. For loans placed on non-accrual, the annualized yield to initial maturity used in calculating the weighted average annualized yield to initial maturity is 0%.
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
(7)
Adjusted LTV represents origination LTV updated only in connection with a partial loan paydown and/or release of collateral, material changes to expected project costs, the receipt of a new appraisal (typically in connection with financing or refinancing activity) or a change in our loan commitment. Adjusted LTV should not be assumed to reflect our judgment or current market values or project costs, which may have changed materially since the date of the most recent determination of LTV. Weighted average adjusted LTV is based on loan commitment, including non-consolidated senior interests, pari passu interests, and risk rated 5 loans. Loans with specific CECL reserves are reflected as 100% LTV.

Real Estate Owned

On February 8, 2021, we acquired legal title to a portfolio of seven limited service hotels located in New York, NY through a foreclosure and assumed the $300.0 million securitized senior mortgage held by third parties. Prior to the foreclosure, the hotel portfolio represented the collateral for a mezzanine loan held by us with an unpaid principal balance of $103.9 million and the securitized senior mortgage. As of December 31, 2024, our debt related to real estate owned has an unpaid principal balance of $275.0 million, a carrying value of $274.6 million and a stated rate of SOFR plus 2.94%. As of December 31, 2024, we determined that our hotel portfolio real estate owned asset has met the held-for-sale criteria, and we have reclassified this asset to real estate owned held-for-sale on our consolidated balance sheet and concurrently recognized a $80.5 million loss based upon anticipated sales price, less estimated costs to sell. We have determined this anticipated sale does not reflect a strategic shift and therefore does not qualify for presentation as a discontinued operation.

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

The following table summarizes loans receivable held-for-sale as of December 31, 2024 and 2023, and loans receivable sold during the year ended December 31, 2024 ($ in thousands):

Property Type	Location	Loan Commitment	Unpaid Principal Balance	Carrying Value Before Principal Charge-Off	Principal Charge-Off	Held-For-Sale Carrying Value (1)	Risk Rating (2)
For Sale Condo (6)	CA	$247,260	$211,412	$211,412	$(28,107)	$176,078	4
Hospitality (4)	CA	101,059	101,059	101,299	(315)	100,984	3
Total held-for-sale, December 31, 2024		$348,319	$312,471	$312,711	$(28,422)	$277,062

Multifamily (5)	NV	$60,255	$60,255	$60,049	$(440)	$59,609	3
Multifamily (5)	CO	115,000	115,000	115,173	(3,657)	111,516	3
Land (5)	FL	30,200	30,200	30,351	(343)	30,008	3
Multifamily (7)	CA	260,899	216,045	214,443	(42,827)	171,616	4
For Sale Condo (3)	FL	160,000	158,180	157,346	-	157,346	2
Multifamily (3)	FL	77,115	76,580	76,275	-	76,275	3
Mixed-Use (3) (8)	FL	141,791	36,773	35,556	(7,468)	28,088	3
Total sold, year ended December 31, 2024		$845,260	$693,033	$689,193	$(54,735)	$634,458

(1)
For loans sold during a quarter which were not previously reflected as held-for-sale, amount reflects carrying value of the loan receivable upon sale.
(2)
Reflects risk rating of the loan receivable prior to the loan sale or reclassification to held-for-sale.
(3)
Loan classified as held-for-sale as of December 31, 2023 and sold in January 2024.
(4)
Loan sold in January 2025.
(5)
Loan sold during the quarter ended December 31, 2024.
(6)
Upon reclassification to held-for-sale as of September 30, 2024, we recognized an additional $23.2 million charge-off of accrued interest receivable. The principal charge-offs were attributable to the delinquency of the loan and its $35.8 million of remaining unfunded commitments. During the three months ended December 31, 2024, we recognized a further adjustment to the held-for-sale carrying value of $7.2 million as a result of additional protective advances made and a reduction in anticipated proceeds from the sale, which is reflected as a valuation adjustment for loans receivable held-for-sale on our consolidated statement of operations. Effective October 1, 2024, this loan was placed on non-accrual status.
(7)
Principal charge-off attributable to the construction status of the loan’s collateral asset and its $44.9 million of remaining unfunded commitments. During the three months ended June 30, 2024, we recorded an additional principal charge-off of $0.6 million relating to transaction costs incurred. The loan was on non-accrual status effective October 1, 2023 and was sold in April 2024.
(8)
Principal charge-off attributable to the construction status of the loan’s collateral asset and its $105.0 million of remaining unfunded commitments.

Neither the loans receivable classified as held-for-sale nor the real estate owned assets discussed above are included in the summary of our loan portfolio table above.

The following charts illustrate the diversification of our loan portfolio based on location and underlying property type, excluding our real estate owned assets, as of December 31, 2024, based on carrying value:

For additional information about our loan portfolio, refer to Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – II. Our Portfolio” in this Annual Report on Form 10-K.

Our Financing Strategy

We use diverse financing sources as part of a disciplined financing strategy. To date, we have financed our business through a combination of common stock issuances, repurchase agreements, a term participation facility, asset-specific financings, debt related to real estate owned, and a secured term loan. The amount and type of leverage we may employ for particular loans will depend on our Manager’s assessment of such loan’s characteristics, including the level of in-place, if any, and projected stabilized operating cash flow, credit quality, liquidity, price volatility and other risks of the underlying collateral as well as the availability and attractiveness of particular types of financing at the relevant time. We seek to minimize the risks associated with recourse borrowings and generally seek to fund our loans on a term and benchmark index matched basis which seeks to minimize the differences between the durations and indices of our loans and those of the related financings, respectively, including in certain cases the potential use of derivatives. However, under certain circumstances, we may determine not to do so or we may otherwise be unable to do so. We also seek to diversify our financing counterparties. During the years ended December 31, 2024 and 2023 and in cooperation with our various financing counterparties, we made deleveraging payments to certain of our financing counterparties and expect to continue to do so as agreed with our lenders or on an as-needed basis.

As of December 31, 2024, we had $5.5 billion of capacity under our repurchase agreements and term participation facility, of which $3.7 billion was outstanding. We currently have master repurchase agreements with five counterparties. As of December 31, 2024, the loans receivable securing the outstanding borrowings under these facilities had a weighted average term to initial maturity and fully extended maturity of 0.6 years and 1.6 years, respectively, assuming all conditions to extend are met.

We also utilize multiple asset-specific financing structures, with certain terms that are typically matched to the underlying loan. As of December 31, 2024, we had total capacity and unpaid principal balance of $273.3 million and $238.9 million, respectively, related to asset‑specific financings. The asset‑specific financing structures we utilize include notes payable arrangements and syndications of senior participations in the whole loans we originate.

Under certain circumstances, we utilize asset‑specific financing structures that are considered non-consolidated senior interests, and therefore not reflected on our balance sheet. As of December 31, 2024, we had $830.0 million of non-consolidated senior interests. Such financing structures typically arise as a result of a subordinate, or mezzanine, loan held by us, and a first mortgage loan held by a third party.

As of December 31, 2024, our secured term loan and debt related to real estate owned had unpaid principal balances of $717.8 million and $275.0 million, respectively.

In addition to these types of financings, we may also use other forms of leverage, including but not limited to secured and unsecured credit facilities, structured financings such as CMBS and collateralized loan obligations (“CLOs”), derivative instruments, and public and private secured and unsecured debt issuances by us or our subsidiaries, as well as issuances of public and private equity and equity-related securities.

As of December 31, 2024, our net debt‑to‑equity ratio was 2.4x. As of December 31, 2024, our total leverage ratio was 2.8x, and we expect that, going forward, our Total Leverage Ratio will range from 2.0x and 3.0x.

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

Asset Management

Our Manager proactively manages the loans in our portfolio from closing to final repayment or resolution and our Sponsor has dedicated asset management employees to perform asset management services. Following the closing of an investment, the asset management team rigorously monitors the loan, with an emphasis on ongoing analyses of both quantitative and qualitative matters, including financial, legal, and market conditions. Through the final repayment or resolution of a loan, the asset management team maintains regular contact with borrowers, servicers and local market experts monitoring performance of the collateral, anticipating borrower, property and market issues, and enforcing our rights and remedies when appropriate.

Some of our borrowers may experience delays in the execution of their business plans, changes in their capital position and available liquidity, and/or changes in market conditions which may impact the performance of the underlying collateral asset, borrower, or sponsor. As a transitional lender, we may from time to time execute loan modifications with borrowers when and if appropriate, which may include additional equity contributions from them, repurposing of reserves, pledges of additional collateral or other forms of credit support, additional guarantees, temporary deferrals of interest or principal, partial deferral of coupon interest as payment-in-kind interest, and/or a discounted loan payoff. To the extent warranted by ongoing conditions specific to our borrowers or overall market conditions, we may make additional modifications when and if appropriate, and depending on the business plans, financial condition, liquidity and results of operations of our borrowers, among other factors.

Operating and Regulatory Structure

REIT Qualification

We have elected and believe we have qualified to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015. We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and that our intended manner of operation will enable us to meet the requirements for qualification and taxation as a REIT. To qualify as a REIT, we must meet on a continuing basis various requirements under the Internal Revenue Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our dividend levels and the diversity of ownership of shares of our capital stock. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which we failed to qualify as a REIT. Even if we qualify for taxation as a REIT, we may be subject to some U.S. federal, state and local taxes on our income or property. For more information regarding our election to qualify as a REIT, please see “Item 1A. Risk Factors—U.S. Federal Income Tax Risks.”

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

We originate and acquire loans on transitional CRE properties to borrowers who are typically seeking capital for repositioning, renovation, rehabilitation, leasing, development, redevelopment or construction. The typical borrower under a loan on a transitional asset has usually identified an undervalued asset that has been under-managed and/or is located in an improving market. If the market in which the asset is located fails to materialize according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management and/or the value of the asset, or if it costs the borrower more than estimated or takes longer to execute its business plan than estimated, including as a result of supply chain and labor market disruptions or changes in their capital position and available liquidity, the borrower may not receive a sufficient return on the asset to satisfy our loan or may experience a prolonged reduction of net operating income and may not be able to make payments on our loan on a timely basis or at all, which could materially and adversely affect us. Other risks may include: environmental risks, delays in legal and other approvals (e.g., certificates of occupancy), other construction and renovation risks and subsequent leasing of the property not being completed on schedule. Accordingly, we bear the risk that we may not recover some or all of our loan unpaid principal balance and interest thereon.

As a transitional lender, we may from time to time execute loan modifications with borrowers when and if appropriate, which may include terms less favorable to us, such as temporary deferrals of interest or principal, partial deferral of coupon interest as payment-in-kind interest, and/or a discounted loan payoff. Furthermore, borrowers usually use the proceeds of permanent financing to repay a loan on a transitional property after the CRE property is stabilized. Loans on transitional CRE properties are therefore subject to risks of a borrower’s inability to obtain permanent financing to repay our loan, which is exacerbated in times of capital markets volatility. Our loans are also subject to risks of borrower defaults, bankruptcies, fraud and losses. In the event of any default under our loans, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the underlying asset and the principal amount and unpaid interest and fees of our loan. To the extent we suffer losses with respect to our loans, it could have a material adverse effect on us.

Difficult conditions in the commercial mortgage and real estate market, the capital markets and the economy generally, as a result of fluctuations in interest rates, inflationary pressures and other factors, could make it difficult for our borrowers to satisfy their repayment obligations and may materially and adversely affect us.

We could be materially and adversely affected by conditions in the commercial mortgage and real estate markets, the capital markets and the economy generally. A deterioration of economic and real estate fundamentals generally and of local market conditions where our real estate collateral is located, have in the past negatively impacted, and could continue to negatively impact, our performance, the business prospects of our borrowers or the value of our real estate collateral. Market fluctuations or a general decline in real estate values or business prospects may also induce borrowers to voluntarily or involuntarily default on their loans and make it relatively more difficult for us to generate attractive risk-adjusted returns. Other factors beyond our control, such as changes in interest rates, government regulations (such as rent control, zoning laws, and bank reserve requirements), changes in real property tax rates and operating expenses, changes in the general availability of debt financing (which may render the sale or refinancing of properties difficult or impracticable) may likewise have a material and adverse effect on our business. The current period of high interest rates relative to recent historical standards has caused and may continue to cause our borrowers to become unwilling or unable to make payments on their loans, increasing default risk and making it more difficult for us to generate attractive risk-adjusted returns. Similarly, continuing uncertainty in the office leasing market as a result of the increase in remote working arrangements could adversely affect the business of our borrowers with office properties, which could in turn cause such borrowers to become unwilling or unable to make payments on their loans, increasing default risk and making it more difficult for us to generate attractive risk-adjusted returns.

Because our investments may be susceptible to general economic slowdowns or recessions, these kinds of adverse changes in market conditions could lead to financial losses in our investments and a decrease in revenues, net income and assets. We may realize losses related to foreclosures, sales of loans receivable, or to the restructuring of the loans in our investment portfolio on terms that may be more favorable to borrowers than those underwritten at origination. Unfavorable economic conditions also could increase our funding costs, impede our ability to maintain financings, limit our access to the capital markets, cause us to be unable to comply with minimum liquidity requirements or other restrictive covenants under our financing agreements, impede our ability to make deleveraging payments, impede our ability to declare and make dividend payments to our stockholders necessary to satisfy REIT dividend requirements, or result in a decision by lenders not to extend credit to us. These events could prevent us from making new investments and adversely affect our operating performance.

In addition, the current period of high interest rates relative to recent historical standards has reduced and may continue to reduce the economic feasibility of and therefore the demand for transitional CRE loans due to the higher cost of borrowing. A reduction in the volume of CRE loans originated may affect the volume of certain target assets available to us, which could adversely affect our ability to acquire target assets that satisfy our investment objectives. If high interest rates cause us to be unable to originate or acquire a sufficient volume of our target assets with a yield that is above our borrowing cost, our ability to satisfy our investment objectives to generate income and pay dividends may be materially and adversely affected.

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

While we intend to diversify our loan portfolio of investments in the manner described in this report, we are not required to observe specific diversification criteria, and we have criteria outlined in our investment guidelines that can only be changed with approval of our Board. Therefore, our portfolio of target assets is and may be concentrated in certain property types that are subject to higher risk of achieving their stated business plans or other concentration risk, or supported by properties concentrated in a limited number of geographic locations. For example, as of December 31, 2024, our real estate owned consisted of seven limited service hotel properties and one mixed-use property in New York, NY and 20% of our loans receivable held-for-investment are secured by CRE assets (or equity interests relating thereto) located in the New York metropolitan area. Further, as of December 31, 2024, 43% of our loans receivable held-for-investment were secured by multi-family properties (or equity interests relating thereto), 19% of our loans receivable held-for-investment were secured by hospitality properties (or equity interests relating thereto), 14% of our loans receivable held-for-investment were secured by office properties (or equity interests relating thereto), 9% of our loans receivable held-for-investment were secured by mixed-use properties (or equity interests relating thereto), 8% of our loans receivable held-for-investment were secured by land properties (or equity interests relating thereto), 11% of our loans receivable held-for-investment were construction loans (based on loan commitment), and our 15 largest loans receivable held-for-investment represented 53% of our loans receivable held-for-investment portfolio, in each case based on carrying value net of specific CECL reserves.

As of December 31, 2024, 14 investments with a carrying value net of specific CECL reserves of $0.9 billion, or 15.3% of our portfolio were on non-accrual status. See Note 3 - Loan Portfolio for further detail on our loans on non-accrual status.

The lack of liquidity in certain of the assets in our portfolio and our target assets generally may materially and adversely affect us.

The assets in our portfolio are relatively illiquid investments due to their relatively short expected lives, lack of (or limited) cash flow from property that is collateral for those loans, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default or a diminution in the value of the collateral asset. In addition, certain of our investments may become less liquid after our investment as a result of periods of delinquencies or defaults or turbulent market conditions. There is generally an inverse relationship between credit spreads and the value of our existing assets such that widening in credit spreads generally diminishes the value of existing assets. The illiquidity of the assets in our portfolio and our target assets may make it more difficult for us to dispose of these assets in the event that we no longer intend to hold them until maturity or in the event of a defaulted loan, as the case may be, at advantageous times or prices, or in a timely manner. As a result, we expect many of our investments will be illiquid. Although we generally intend to hold our loans to maturity, sales of loans receivable, which may result in realized losses, discounted loan payoffs, and/or sales of real estate owned assets may occur in order to redeploy capital to more accretive opportunities, meet operating objectives, adapt to market conditions, and/or manage liquidity needs. Furthermore, we cannot predict the timing or impact of future asset sales or loan repayments, and since many of our loans are financed, a portion or in some cases all, of the net proceeds from the sales or repayments of our loans are expected to be used to de-lever our secured financings. If we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than an asset’s carrying value. As a result, our ability to strengthen our portfolio composition in response to changes in economic and other conditions may be relatively limited, which could materially and adversely affect us.

In the event of borrower distress or a default, we may lack the liquidity necessary to protect our investment or avoid a corresponding default on any obligations we may have related to financing against our investments.

In the event of borrower distress or a default, we may lack the liquidity necessary to protect our investment or avoid a corresponding default on any obligations we may have with respect to our financing against our investments specifically related to, or otherwise impacted by, such investment. In the event of a default by a borrower on a non-recourse loan, we generally will have recourse only to the underlying asset (including any escrowed funds and reserves) collateralizing that loan, except to the extent of any creditworthy guarantees as discussed in “—Risks Related to Our Investments—Most of the CRE loans that we originate or acquire are non-recourse loans and the assets securing these loans may not be sufficient to protect us from a partial or complete loss if the borrower defaults on the loan, which could materially and adversely affect us.” In addition, declines in real estate values may induce mortgagors to voluntarily default on their loans, increasing the risk of foreclosure and loss of capital. If the underlying property collateralizing the loan is insufficient to satisfy the outstanding balance of such loan, after expenses incurred in connection with enforcing our rights, we may suffer a loss of principal or interest that adversely affects our liquidity and our ability to service or repay our own leverage. Real estate investments generally lack liquidity compared to other financial assets, and the increased lack of liquidity resulting from a borrower distress or a default may limit our ability to quickly stabilize or strengthen our portfolio or take other necessary actions to avoid a corresponding default on our financing. In certain instances, we may be required to de-lever our financing specifically related to, or otherwise impacted by, such defaulted loan, modify our financing facility or find replacement financing, if available, which could be on less favorable terms, or pledge additional collateral to our financing facility, all of which could materially and adversely affect us.

We may be unable to maintain or refinance debt incurred to finance our investments and our operations, thereby increasing the amount of equity capital risk we bear with respect to particular investments or preventing us from deploying our equity capital in the optimal manner.

We may be unable to maintain or refinance debt incurred to finance our investments and our operations, thereby increasing the amount of equity capital risk we bear with respect to particular investments or preventing us from deploying our equity capital in the optimal manner. If we are unable to maintain or refinance such debt at appropriate times, we may be required to sell assets at a loss or on terms that are not advantageous to us or take action that could result in other negative consequences. We may only be able to partly replace or refinance such debt if underwriting standards, including loan-to-value ratios and yield requirements, among other requirements, are stricter than when we originally financed our investments. Additionally, as a result of economic headwinds, certain of our borrowers may request term extensions, and we may not be able to maintain or obtain corresponding match-term financing or in certain cases obtain required approvals from our financing counterparties. Obtaining such approvals has required in the past and may require in the future reduction of advance rates on financings, increased borrowing costs, increasing recourse or a combination thereof, which could have an adverse impact on our returns on equity and reduce our liquidity. If any of these events occur, our cash flows would be reduced, preventing us from deploying our equity capital in an optimal manner. If we are unable to refinance debt incurred to finance our investments and our operations, we also may have to forego other investment opportunities that require equity and our liquidity may be diminished.

As a result of our real estate owned assets, we are subject to the risks commonly associated with real estate owned holdings, including risks related to ownership of a hotel portfolio and a mixed-use property in New York, NY, which differ from the risks associated with lending.

Borrowers under our loans may not have sufficient financial resources to satisfy their payment obligations to us, and we could be required to take ownership of the assets underlying a particular loan in lieu of full repayment of the principal amount and accrued interest on the loan. For example, in February 2021, we foreclosed on a portfolio of seven limited service hotels located in New York, NY. Prior to the foreclosure, the hotel portfolio represented the collateral for a mezzanine loan held by us with an unpaid principal balance of $103.9 million and a securitized senior mortgage with an unpaid principal balance of $300.0 million held by third parties. As such, we are subject to the risks commonly associated with real estate owned holdings, including risks related to ownership of a hotel portfolio and mixed-use property both located in New York, NY, which include changes in general or local economic conditions, changes in supply of or demand for similar or competing properties in an area, changes in interest rates and availability and terms of permanent mortgage financing that may render the sale of a property difficult or unattractive, political instability or changes in prevailing policies, decreases in property values, changes in tax, real estate, environmental and zoning laws and the risk of uninsured or underinsured casualty loss. Further, our equity interest in our current, or any future, real estate owned asset is subordinate to any indebtedness secured by such property. To the extent that we decide or are required to take ownership of one or more additional properties, these risks will be heightened. Real estate owned assets are illiquid investments and we may be unable to adjust our portfolio in response to changes in economic or other conditions. In addition, the real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any real estate owned assets for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a real estate owned asset. We may acquire properties that are subject to contractual “lock-out” provisions that could restrict our ability to dispose of the real estate owned asset for a period of time. In addition, U.S. federal tax laws that impose a 100% excise tax on gains from sales of dealer property by a REIT (generally, property held-for-sale, rather than investment) could limit our ability to sell properties and may affect our ability to sell properties without adversely affecting returns to our stockholders. These characteristics and restrictions could result in losses that would adversely affect our results of operations, liquidity and financial condition, potentially materially.

We may also be required to expend funds to correct defects or to make improvements before a real estate owned asset can be sold. We have experienced and expect to continue to experience increased operating costs and taxes in connection with our real estate owned assets, including costs related to owning a real estate owned asset in a taxable REIT subsidiary (“TRS”). If the real estate owned asset is owned by our TRS, income from the investment generally will be subject to corporate income tax. We cannot assure stockholders that we will have funds available to correct such defects, to make such improvements or to pay these operating costs. In acquiring a real estate owned asset, we may agree or otherwise become subject to restrictions that prohibit the sale of that real estate owned asset for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that real estate owned asset. These risks vary from the risks associated with lending and could materially and adversely affect us.

We generally determine the LTV for a loan in our portfolio prior to, or at the time of, our origination or acquisition of the loan and such LTVs may change significantly and in an adverse manner thereafter due to various circumstances.

We calculate the LTV for a loan in our portfolio upon origination, which represents “loan-to-value” or “loan-to-cost”, as our total loan commitment upon origination, as if fully funded, plus any financings that are pari passu with or senior to our loan, divided by our estimate of either (1) the value of the underlying real estate, determined in accordance with our underwriting process (typically consistent with, if not less than, the value set forth in a third-party appraisal) or (2) the borrower’s projected, fully funded cost basis in the asset, in each case as we deem appropriate for the relevant loan and other loans with similar characteristics. Underwritten values and projected costs should not be assumed to reflect our judgment of current market values or project costs, which may have changed materially since the date of origination. Furthermore, we calculate adjusted LTV whereby origination LTV is updated only in connection with a partial loan paydown and/or release of collateral, material changes to expected project costs, the receipt of a new appraisal (typically in connection with financing or refinancing activity) or a change in our loan commitment. Adjusted LTV should not be assumed to reflect our judgment or current market values or project costs, which may have changed materially since the date of the most recent determination of LTV. Origination LTV and adjusted LTV for our loans generally do not take into account post-origination changes in our borrowers’ business operations or creditworthiness, or in the value of our underlying real estate collateral (except in circumstances of receipt of a new appraisal), as a result of changing economic conditions or otherwise.

As of December 31, 2024, our portfolio weighted average origination LTV and weighted average adjusted LTV is 70.4% and 72.2%, respectively. Weighted average origination LTV is based on loan commitment, including non-consolidated senior interests and pari passu interests, and excludes risk rated 5 loans. Weighted average adjusted LTV is based on loan commitment, including non-consolidated senior interests, pari passu interests, and risk rated 5 loans. Loans with specific CECL reserves are reflected as 100% LTV.

Accordingly, there can be no assurance that the origination LTV or adjusted LTV of our portfolio that we present in this report is reflective of current LTV of our portfolio or the amount of subordinate value available in the event we foreclose on a loan.

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

If a borrower fails to complete the construction of a project or experiences cost overruns, there could be adverse consequences associated with the loan, including a loss of the value of the property underlying the loan, a borrower claim against us for failure to perform under the loan documents if we choose to stop funding, increased costs to the borrower that the borrower is unable to pay, a bankruptcy filing by the borrower, and abandonment by the borrower of the property underlying the loan. Furthermore, construction projects have faced delays, including as a result of disruptions in supply chains and labor markets, cost increases associated with building materials and construction services necessary for construction, and delays and costs associated with obtaining construction permits and complying with local regulations, all of which can result in cost overruns to complete such projects. During periods of capital market disruptions, replacement financing may not be available to the borrower, which in turn, may result in the borrower’s inability to repay our loan in full. The failure of a borrower to complete construction, these cost overruns or other related impacts, and the lack of availability of replacement financing, could materially and adversely effect on us.

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

U.S. and global financial systems and economies have undergone significant disruption, and such disruption and future disruptions may negatively impact our ability and our borrowers’ abilities to execute investment strategies, which would materially and adversely affect us.

In recent years, the U.S. and global financial systems and economies have undergone and may continue to undergo significant disruptions beginning with the COVID-19 pandemic, and continuing with supply-demand imbalances, rapid increases in inflation which required central bank action and resulted in significantly increased short term interest rates, changes in the employment market and employer practices (including remote work), geopolitical tensions forcing changes in supply chains, international trade partnerships and immigration policies, deglobalization trends, and general economic uncertainty, the full ramifications of which are not yet known but could continue to materially and adversely affect us and our borrowers. Further, we cannot predict the ultimate timing, direction or extent of legislative, regulatory, and other actions under the new administration and congress, the effect of which could have a material impact on our business, results of operations, and financial conditions and that of our borrowers. These markets have also experienced significant disruptions in the past, during which times global capital markets collapsed, borrowers defaulted on their loans at historically high levels, banks and other lending institutions suffered heavy losses and the value of certain classes of real estate declined. During such periods, a significant number of borrowers became unable to pay principal and interest on outstanding loans as the value of their real estate declined. Declining real estate values could reduce the level of new senior and subordinate loan originations. Instability in the U.S. and global financial systems and economies in the future could be caused by any number of factors beyond our control, including, without limitation, deglobalization trends, legislative and regulatory uncertainty, pandemics, terrorist attacks or other acts of war or military activities, prolonged civil unrest, political instability or uncertainty, including the military conflicts between Russia and Ukraine, Israel and Hamas, and other conflicts throughout the Middle East and North Africa more broadly, some of which may impact global supply chains, tensions involving Russia, China, and Iran, or broad-based sanctions, should they continue for the long term or escalate, and adverse changes in national or international economic, market and political conditions. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to execute our investment strategy, which would materially and adversely affect us.

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
•
changes in governmental rules, regulations and fiscal policies, including Treasury Regulations promulgated under the Internal Revenue Code, or Treasury Regulations, and environmental legislation;
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

The value of our assets may be affected by prepayment rates on loans. As of December 31, 2024, based on unpaid principal balance, over 50% of our loans were open to repayment by the borrower without penalty. In periods of declining interest rates, prepayment rates on loans will generally increase. If interest rates decline at the same time as prepayment rates, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the assets that were prepaid. In periods of increasing or generally high interest rates and/or credit spreads, prepayment rates on loans will generally decrease, which could impact our liquidity, or increase our potential exposure to loan non-performance. In addition, if we originate or acquire mortgage-related securities or a pool of mortgage securities, we anticipate that the underlying mortgages will prepay at a projected rate generating an expected yield. If we purchase assets at a premium to par value, when borrowers prepay their loans faster than expected, the corresponding prepayments on the asset may reduce the expected yield on such securities because we will have to amortize the related premium on an accelerated basis. Conversely, if we purchase assets at a discount to par value, when borrowers prepay their loans slower than expected, the decrease in corresponding prepayments on the asset may reduce the expected yield on such securities because we will not be able to accrete the related discount as quickly as originally anticipated. In addition, as a result of the risk of prepayment, the market value of the prepaid assets may benefit less than other fixed income securities from declining interest rates.

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

Recent macroeconomic trends, including inflationary pressures and fluctuations in benchmark interest rates, may adversely affect our business, financial condition and results of operations.

In early 2022, the U.S. Federal Reserve began a campaign to combat inflationary pressures by increasing interest rates, ultimately resulting in benchmark interest rates increasing by 5.25% by the end of 2023. Although the U.S. Federal Reserve has reduced benchmark interest rates in recent months as a result of moderating inflation pressures, such benchmark rates remain high relative to recent historical standards. Additionally, the U.S. Federal Reserve has indicated that further changes in benchmark interest rates are dependent upon changes in prices and employment markets. The timing, direction, and extent of any future adjustment to benchmark interest rates by the U.S. Federal Reserve remain uncertain. Inflation above the U.S. Federal Reserve’s long-term target could have an adverse impact on any floating rate debt we have incurred and may incur in the future, and our general and administrative expenses, as these costs could remain high or further increase at a rate higher than our interest income and other revenue. Further, to the extent our borrowing costs remain high or further increase faster than the interest income earned from our floating-rate loans, such increases may adversely affect our cash flows, our ability to meet the financial covenants in the agreements governing our indebtedness, or our ability to refinance maturing debt as it comes due. In addition, such above-target inflation and high benchmark interest rates relative to recent historical standards may materially and adversely impact the ability of our borrowers to make required payments on our loans. Conversely, in a period of declining interest rates, the interest income on floating rate investments would decline, while any decline in the interest we are charged on our floating rate debt may not equal or exceed the decrease in interest income and the interest expense we incur.

Provisions for current expected credit loss reserve are difficult to estimate.

Our provisions for current expected credit loss reserve are evaluated on a quarterly basis. The determination of our provision for credit losses requires us to make certain estimates and judgments, which may be difficult to determine. Our estimates and judgments are based on a number of factors, including historical loan loss reference data from a comparable data set, the overall economic environment, real estate sector, the geographic sub-market in which the borrower operates, performance and/or value of the underlying collateral property, the financial and operating capability of the borrower/sponsor, the financial strength of loan guarantors, if any, loan positions senior to ours, the risk rating of a loan, whether a loan is a construction loan and whether the loan’s initial maturity is near-term. Furthermore, in certain circumstances, we may estimate the fair value of the loan’s underlying collateral property to determine our provision for credit loss, which may include assumptions of property specific cash flows over estimated holding periods, property redevelopment costs, leasing activities, discount rates, and market and terminal capitalization rates, all of which remain uncertain and are subjective. Our estimates and judgments may not be correct and, therefore, our results of operations and financial condition could be materially and adversely impacted.

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

We may find it necessary or desirable to foreclose on certain of the loans we originate or acquire in order to preserve our investment. Any foreclosure process may be lengthy and expensive. Among the expenses that are likely to occur in any foreclosure would be the incurrence of substantial legal fees and potentially significant transfer taxes. If we foreclose on an asset, we may take title to the property securing that asset subject to any debt and debt service requirements then in effect, which was the case for the foreclosure resulting in our real estate owned asset. As a result, we cannot assure you that the value of the collateral underlying a foreclosed loan at or after the time a foreclosure is contemplated or completed will exceed our investment, including related foreclosure expenses and assumed indebtedness, or that operating cash flows from such investment will exceed debt service requirements, if any. As a result, a contemplated or completed foreclosure could result in significant losses. If we do not or cannot sell a foreclosed property, we would then come to own and operate it as “real estate owned.” Owning and operating real property, such as our real estate owned assets, involves risks that are different (and in many ways more significant) than the risks faced in lending against a CRE asset.

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

These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. ESG, the ESG proposed rules and other sustainability matters and our response to these matters could harm our business, including in areas such as diversity, equity and inclusion, human rights, climate change and environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. Further, we may choose to communicate certain initiatives and goals regarding environmental matters, diversity, responsible sourcing and social investments and other ESG-related matters, in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If we are unable to adequately address such ESG matters or if we fail to achieve progress with respect to our goals within the scope of ESG on a timely basis, or at all, or if we or our borrowers fail or are perceived to fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.

Risks Related to Sources of Financing and Hedging

We have a significant amount of debt outstanding with near-term maturities, and we may be unable to make deleveraging payments, obtain adjustments to modify our repayment schedule or obtain replacement financing with similar terms.

As of December 31, 2024, we had approximately $4.9 billion in consolidated indebtedness outstanding. Of this indebtedness, approximately $606.0 million is scheduled to mature in the coming year with no further maturity extension options available on the respective financings. Of such amount, $85.9 million was repaid in January 2025 in connection with the sale of a loan and $275.0 million relates to our real estate owned hotel portfolio. As market conditions evolve, we expect to continue to work with our financing counterparties as needed to seek adjustments to the timing and amount of any required principal repayment obligations; however, there can be no assurance that such counterparties will agree to modify the required amount or timing of such repayments. In certain instances, we may be need to find replacement financing, if available, which could be on less favorable terms, or pledge additional collateral to our financing facilities, all of which may reduce available liquidity.

During the years ended December 31, 2024 and 2023, we made deleveraging payments to certain of our financing counterparties and expect to continue to do so as agreed with our lenders or on an as-needed basis. However, our ability to make any future deleveraging payments will be dependent upon the results of our operating activities, our financial condition, and the overall market conditions in which we operate, among other factors.

We may incur additional debt in the future, which subjects us to increased risk of loss, which could materially and adversely affect us.

In the future, subject to market conditions and availability, we may incur additional debt through repurchase agreements, asset-specific financing structures, and secured term loan borrowings. In addition to these types of financings, we may also use other forms of leverage, including but not limited to secured and unsecured credit arrangements, structured financings such as CMBS and CLOs, derivative instruments, public and private secured and unsecured debt issuances by us or our subsidiaries.

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

In addition, certain of our financing agreements contain financial covenants that require us to maintain minimum levels of liquidity. We currently maintain, and seek to maintain, cash and liquidity to comply with such minimum liquidity requirements under our financings. We also seek to maintain excess cash and liquidity to meet our primary liquidity needs, including principal repayment obligations under certain of our secured financings, and seek to meet such liquidity needs through our primary sources of liquidity as discussed further in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Sources of Liquidity.” During the years ended December 31, 2024 and 2023, we made deleveraging payments to certain of our financing counterparties and expect to continue to do so as agreed with our lenders or on an as-needed basis. Our ability to make any future deleveraging payments will depend upon the results of our operating activities, our financial condition, and the overall market conditions in which we operate, among other factors. In addition, as market conditions evolve, we expect to continue to work with our secured financing counterparties as needed to seek adjustments to the timing and amount of any required principal repayment obligations; however, there is no assurance that such counterparties will agree to modify the required amount or timing of such repayments.

Additional debt subjects us to many risks that, if realized, would materially and adversely affect us, including the risk that:

•
our cash flow from operating and investing activities could become insufficient to make required payments of principal and interest on our debt, which would likely result in (a) acceleration of the debt (and any other debt containing a cross-default or cross-acceleration provision), increasing the likelihood of further distress if refinancing is not available on favorable terms or at all, (b) our inability to borrow undrawn amounts under other existing financing arrangements, even if we have timely made all required payments under such arrangements, further compromising our liquidity, and/or (c) the loss of some or all of our assets that are pledged as collateral in connection with our financing arrangements (including assets transferred to lenders under repurchase agreements);
•
our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that such debt will increase our investment yields in an amount sufficient to offset the associated risks relating to leverage;
•
we may be required to dedicate a substantial portion of our cash flow from operating and investing activities to payments on our debt, thereby reducing funds available for operations, future business opportunities, stockholder distributions and/or other purposes;
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

Our secured term loan, debt related to real estate owned, current financing facilities, derivative instruments, and secured loans contain, and additional lending facilities may contain, financial and other covenants that restrict our operational flexibility, which could materially and adversely affect us.

Our secured term loan, debt related to real estate owned, current financing facilities, derivative instruments, and secured loans contain, and additional financing facilities may contain, various customary financial and other covenants, including requiring us to meet or maintain certain financial ratios or other requirements that restrict our operational flexibility, including restrictions on dividends, distributions or other payments from our subsidiaries, and impede certain investments that we might otherwise make.

For example, certain of our existing lenders and financing counterparties, require that our ratio of earnings before interest, taxes, depreciation, and amortization to interest charges (“Interest Coverage Ratio”) as defined in our repurchase agreements and term participation facility shall not be less than 1.1 to 1.0, whereas our ratio of earnings before interest, taxes, depreciation, and amortization to interest charges as defined in our secured term loan shall not be less than 1.5 to 1.0. Further, (i) our tangible net worth, as defined in the agreements, shall not be less than $1.86 billion as of each measurement date; (ii) cash liquidity shall not be less than the greater of (x) $50 million or (y) 5% of our recourse indebtedness (which includes our secured term loan); and (iii) our indebtedness shall not exceed 77.8% of our total assets. The requirements set forth in (i) through (iii) above are based upon the most restrictive financial covenants in place as of the reporting date. Commencing with the quarter ended December 31, 2025, our Interest Coverage Ratio shall not be less than 1.3 to 1.0. Further, we have modified our covenants to provide that for the quarters ended March 31, 2025 and June 30, 2025, our cash liquidity shall not be less than the greater of (x) $20 million or (y) 3% of our recourse indebtedness (which includes our secured term loan). Such covenants may be required by future lenders or financing counterparties. In addition, certain of our existing lenders require, and future lenders may require, us to agree that we would be in default if our Manager or one or more of its executive officers cease to serve in such capacity for any reason.

Future compliance with our financial covenants is dependent upon the results of our operating activities, our financial condition, and the overall market conditions in which we and our borrowers operate. The impact of macroeconomic conditions on the commercial real estate and capital markets, including high benchmark interest rates compared to recent historical standards, may make it more difficult for us to satisfy these covenants in the future and ultimately reduce our liquidity and returns on equity. Non-compliance with financial covenants may result in our lenders exercising their rights and remedies as provided for in the respective agreements, which could materially and adversely affect us. As market conditions evolve, we may continue to work with our counterparties on modifying financial covenants as needed; however, there is no assurance that our counterparties will agree to such modifications. If we fail to satisfy any of these covenants, such that a default arises, our lenders may be entitled to enforce remedies such as declaring outstanding amounts due and payable, terminating their commitments, requiring the posting of additional collateral and/or enforcing their security interests against existing collateral, unless we were able to negotiate a waiver, forbearance or other modification. Any such arrangement could be conditioned on an amendment to the lending or repurchase agreement and any related guarantee agreement on terms that may be unfavorable to us. Certain of our financings are, and may also in the future, contain cross-default and/or cross-acceleration provisions with respect to our other debt agreements or facilities. Any such provision could allow a financing counterparty to declare a default because of a default or acceleration under a financing arrangement with a different financing counterparty. This would create defaults across multiple financings resulting from a single event. This and any other type of default could make it difficult for us to satisfy the requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes, as liquidity generated from operating cash flow is transferred to our lenders rather than distributed to our stockholders. As a result, a default on any of our debt could materially and adversely affect us.

Credit ratings assigned to us, our indebtedness or our investments, will be subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded or withdrawn or placed on negative outlook, which could adversely impact us.

We and our secured term loan are currently rated by Standard & Poor’s and Moody’s Investors Service and our secured term loan is also rated. Our and our secured term loan credit ratings could change based upon, among other things, our historical and projected business, financial condition, liquidity, results of operations, and prospects. Our issuer and senior secured debt credit ratings have in the past fluctuated, and currently have ratings of B- (negative) from Standard and Poor’s and B1 (stable) from Moody’s Investors Service. These ratings actions or any future downgrade, or withdrawal of a rating or any credit rating agency action that indicates that it has placed our rating on a “watch list” for a possible downgrading or lowering, or otherwise indicates that its outlook for our rating is negative, could increase our borrowing costs and our ability to access capital on favorable terms or at all and otherwise adversely affect us. Our ratings are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any ratings will not be changed adversely or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant.

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

Further, any downgrade of our credit ratings by any of the credit agencies that cover our debt may make it more difficult and costly for us to access capital. There can be no assurances that our credit ratings will not be downgraded in the future, whether as a result of deteriorating general economic conditions, failure to successfully implement our operating strategy or the adverse impact on our results of operations or liquidity position of any of the above, or otherwise.

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

Our primary interest rate exposures relate to the yield on our investments and the financing cost of our debt, as well as our exposure to interest rate swaps that we may utilize for hedging purposes either with respect to our investments or our indebtedness. Changes in interest rates affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. In a period of rising interest rates, our interest expense on floating rate debt would increase, while any additional interest income we earn on floating rate investments may not equal or exceed the increase in interest expense. The interest earned on investments and incurred on debt that carry a fixed rate would not change. In a period of declining interest rates, the interest income on floating rate investments would decline, while any decline in the interest we are charged on our floating rate debt may not equal or exceed the decrease in interest income and the interest expense we incur. As noted above, the interest earned on investments and incurred on debt that carry a fixed rate would not change. Certain of our financings may have interest rate floors, which if the index rate were to fall below such floor our interest expense would essentially remain fixed. Consequently, changes in interest rates may significantly influence our net interest income. Interest rate fluctuations resulting in our interest expense exceeding interest income would result in operating losses, which could materially and adversely affect us. Changes in the level of interest rates also may affect our ability to originate or acquire investments, the value of our investments and our ability to realize gains from the disposition of assets. Increases in interest rates and credit spreads may also negatively affect demand for loans and could result in higher borrower default rates. In early 2022, the U.S. Federal Reserve began a campaign to combat inflationary pressures by increasing interest rates, ultimately resulting in benchmark interest rates increasing by 5.25% by the end of 2023. Although the U.S. Federal Reserve has reduced benchmark interest rates in recent months as a result of moderating inflation pressures, such benchmark rates remain high relative to recent historical standards. Additionally, the U.S. Federal Reserve has indicated that further changes in benchmark interest rates are dependent upon changes in prices and employment markets. The timing, direction, and extent of any future adjustment to benchmark interest rates by the U.S. Federal Reserve remain uncertain. For more information regarding changes in interest rates affecting borrower default rates, please see “—Prepayment rates may adversely affect the yield on our loans and the value of our portfolio of assets.”

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

We attempt to structure our financings to minimize any mismatch between the type of interest rate of our investments and the interest rate of related financings—financing floating rate investments with floating rate financing and fixed rate investments with fixed rate financing. Further, we work to match reference rates on floating rate liabilities used to finance floating rate assets. If such a rate-type matched product is not then available to us on favorable terms, we may use hedging instruments to effectively create such a match. For example, in the case of fixed rate investments, we may finance investments with floating rate financing, but effectively convert all or a portion of the attendant financing to fixed rate using hedging strategies. We routinely use one-month Secured Overnight Financing Rate (“SOFR”) floors on both our investments and our debt financings, with the SOFR floors of our financings typically lower than the SOFR floors for our investments.

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

An increase in our borrowing costs relative to the interest that we receive on our leveraged loans and revenues that we receive on our levered real estate owned assets would adversely affect our profitability and our cash available for distribution to our stockholders.

As certain borrowings mature, we may need to replace such borrowings with new financings, find other sources of liquidity or sell assets. As borrowing rates have increased from recent and historically low levels, at the time we enter into new borrowings, the spread between the returns on our investments and the cost of our borrowings may be reduced. In addition, there is no assurance that short-term interest rates may not increase further. Although the U.S. Federal Reserve has reduced benchmark interest rates in recent months, the timing, direction, and extent of any future adjustment to benchmark interest rates remain uncertain. Any increase in interest rates could adversely affect the return on our assets, which might reduce our earnings and, in turn, cash available for distribution to our stockholders, potentially materially.

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

The cost of using hedging instruments increases as the period covered by the instrument lengthens. Although we may avoid substantial interest rate exposure by investing in floating rate mortgage loans, to the extent that we have interest rate exposure from fixed rate loans we may increase our hedging activity (and therefore our hedging costs) during periods of volatility. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges or guaranteed by an exchange or its clearing house. In general, derivative transactions entered into directly with counterparties, rather than through an exchange, receive fewer regulatory protections than transactions entered into on an exchange. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. In addition, if the business of a hedging counterparty fails, we may not only lose unrealized profits but also be forced to cover our forward commitments, if any, at the then current market price.

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

Though our primary strategy is to originate and acquire shorter term, floating rate loans, our investments may include loans with either floating interest rates or fixed interest rates. Floating rate investments earn interest at rates that adjust from time to time (typically monthly) based upon an index (typically SOFR). The coupons earned by the floating rate loans fluctuate based upon interest rate reference indices (again, typically SOFR) and, in a declining and/or low interest rate environment, these loans will earn lower rates of interest and this will impact our operating performance. Fixed interest rate investments, however, do not have adjusting interest rates and the relative value of the fixed cash flows from these investments will decrease as prevailing interest rates rise or increase as prevailing interest rates fall, causing potentially significant changes in value. We may employ various hedging strategies to limit the effects of changes in interest rates (and in some cases credit spreads), including engaging in interest rate swaps, caps, floors and other interest rate derivative products. We believe that no strategy can completely insulate us from the risks associated with interest rate changes and there is a risk that they may provide no protection at all. Hedging transactions involve certain additional risks such as counterparty risk, leverage risk, the legal enforceability of hedging contracts, the early repayment of hedged transactions and the risk that unanticipated and significant changes in interest rates may cause a significant loss of basis in the contract and a change in current period expense. Furthermore, entering into hedging transactions may require certain levels of liquidity which may impact our ability to meet funding requirements necessary to meet our commitments to our borrowers and financing counterparties. We cannot make assurances that we will be able to enter into hedging transactions or that hedging transactions will adequately protect us against the foregoing risks.

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

We are subject to credit risk with respect to the counterparties to derivative contracts (whether a clearing corporation in the case of exchange-traded instruments or another third-party in the case of over-the-counter instruments). If a counterparty becomes insolvent or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we may experience significant delays in obtaining any recovery under the derivative contract in a dissolution, assignment for the benefit of creditors, liquidation, winding-up, bankruptcy, or other analogous proceeding. In the event of the insolvency of a counterparty to a derivative transaction, the derivative transaction would typically be terminated at its fair value. If we are owed this fair value in the termination of the derivative transaction and its claim is unsecured, we will be treated as a general creditor of the counterparty, and will not have any claim with respect to the underlying security. We may obtain only a limited recovery or may obtain no recovery in these circumstances. In addition, the business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in its default, which may result in the loss of unrealized profits and force us to cover our commitments, if any, at the then current market price. Counterparty risk with respect to certain exchange-traded and over-the-counter derivatives may be further complicated by recently enacted U.S. financial reform legislation.

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

We offer no assurance that our Manager will remain our investment manager or that we will continue to have access to the officers, key personnel and investment professionals of our Sponsor and its affiliates. The term of the Management Agreement with our Manager provides for automatic one-year renewals of the agreement following its original expiration date, unless it is otherwise terminated by our Board. In addition, in order to preserve capital, we have deferred and may continue to defer payment of the management fees payable to our Manager pursuant to the Management Agreement. If our Manager does not agree to such deferral after providing proper notice and a cure period, our Manager could choose to terminate the Management Agreement. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our investment strategy, which would materially and adversely affect us.

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

We are generally required to annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, for us to qualify as a REIT, which requirement we currently intend to satisfy through quarterly distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. Our ability to pay dividends may be adversely affected by a number of factors, including due to the risk factors described in this report. In December 2024, we announced that our Board paused our quarterly dividend payments. Any future distributions we make to our stockholders will be at the discretion of our Board and will depend upon a variety of factors, including cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code, maintenance of our REIT qualification, our exclusion from registration under the 1940 Act, applicable provisions of the Maryland General Corporation Law (“MGCL”) and such other factors as our Board deems relevant.

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

The sale of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. In addition, our common stock ownership is fairly concentrated, which somewhat limits the liquidity of the market of our stock. We can give no assurance that there will be greater liquidity in the trading market for our common stock in the future. If there is a limited liquidity in the trading market for our common stock, a sale of a large number of shares or four common stock could be adversely disruptive to the market price of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

For us to qualify as a REIT under the Internal Revenue Code, not more than 50% of the value of our outstanding stock may be owned directly or indirectly, by five or fewer individuals during the last half of a taxable year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. For the purpose of preserving our qualification as a REIT for federal income tax purposes, our charter prohibits beneficial or constructive ownership by any person of more than a certain percentage, currently 9.6%, in value or in number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our common stock or more than a certain percentage, currently 9.6%, in value of the aggregate of the outstanding shares of our capital stock.

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

Pursuant to the Maryland Business Combination Act, our Board adopted a resolution exempting any business combination with any other person, provided that the business combination is first approved by our Board. Consequently, the five-year prohibition and the supermajority vote requirements do not apply to business combinations between us and any person, provided that the business combination is first approved by our Board. As a result, any person may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the supermajority vote requirements and the other provisions of the statute.

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

We have elected to be taxed as a REIT commencing with our taxable year ended December 31, 2015. We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code, and that our intended manner of operation will enable us to meet the requirements for qualification and taxation as a REIT. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT and cannot assure you that we so qualify. If we fail to qualify as a REIT or lose our REIT qualification, we will face serious tax consequences that would substantially reduce the funds available for distribution to our stockholders for each of the years involved because:

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

Any such corporate tax liability could be substantial and would reduce our cash available for, among other things, our operations and distributions to our stockholders. In addition, if we fail to maintain our qualification as a REIT, we will not be required to pay dividends to our stockholders. As a result of all these factors, our failure to maintain our qualification as a REIT also could impair our ability to expand our business and raise capital, and would materially and adversely affect us and the market price of our common stock. Furthermore, we have from time to time owned direct or indirect interests in one or more entities that elected to be taxed as REITs under the Internal Revenue Code. We refer to each such entity as a Subsidiary REIT. If a Subsidiary REIT failed to qualify as a REIT, then (i) the Subsidiary REIT would face the tax consequences described above, and (ii) the Subsidiary REIT’s failure to qualify as a REIT could have an adverse effect on our ability to comply with the REIT income and asset tests, and thus could impair our ability to qualify as a REIT unless we could avail ourselves of certain relief provisions.

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

The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate exposure or currency fluctuations will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if (A) the instrument hedges either (i) interest rate risk on liabilities used to carry or acquire real estate assets or (ii) currency fluctuations with respect to items of income that qualify for purposes of the REIT 75% or 95% gross income tests or assets that generate such income or (B) the transaction is entered into to hedge the income or loss from prior hedging transactions, where the property or indebtedness which was the subject of the prior hedging transaction was extinguished or disposed of, and, in any such case, such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains, or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in such TRS.

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

As a public company with listed equity securities, we are required to comply with new laws, regulations and requirements, including the requirements of the Exchange Act, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), related regulations of the SEC and requirements of the NYSE. The Exchange Act requires that we file annual, quarterly and current reports with the SEC. The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting. These reporting and other obligations place significant demands on our Manager’s senior management team, administrative, operational and accounting resources and cause us to incur significant expenses. Additionally, we have implemented additional financial and other controls, reporting systems and procedures, and outsourced an internal audit function. If we are unable to continue to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired.

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

The capital and credit markets have experienced a period of extreme volatility and disruption in recent years. The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance.

Some of the factors that could negatively affect the market price of our common stock include:

•
our actual or projected operating results, financial condition, cash flows and liquidity, or changes in investment strategy or prospects;
•
our ability to pay dividends;
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
•
changes to benchmark interest rates as determined by the U.S. Federal Reserve;
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
•
implementation of strategic alternatives to maximize stockholder value;
•
instances of shareholder activism;
•
level of competitive pressures from time to time;
•
short-selling pressure with respect to shares of our common stock or commercial mortgage REITs generally;
•
uncertainty surrounding the strength of the U.S. economy;
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

Our business and operations could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of our business strategy and impact the market price of our common stock.

In the past, following periods of volatility or reductions in the market price of a company’s securities, in some cases securities class action litigation has been brought against that company. Publicly traded companies also may become the target of shareholder activism, which could take many forms or arise in a variety of situations, including as a result of volatility or reductions in the market price of such company’s common stock. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and legal fees and divert management’s and our Board’s attention and resources from our business. Additionally, any such securities litigation and shareholder activism could give rise to actual or perceived business uncertainties, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Further, the market price of our common stock could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

From time to time we may implement measures that make it more difficult for an activist investor or potential acquirer to purchase a large portion of our securities, to initiate a tender offer or a proxy contest, or to acquire the Company through a merger or similar transaction. These measures may discourage investment in our common stock and may delay or discourage acquisitions that would result in our stockholders receiving a premium for their shares over the then-current market price.

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

Our Manager’s Director of Technology periodically reports to the Audit Committee and provides briefings on cybersecurity risks, our Manager’s cyber risk management program, and, if applicable, known cybersecurity incidents. The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. Audit Committee members also receive presentations on cybersecurity topics from our Manager’s Director of Technology or external experts as part of our Board’s continuing education on topics that impact public companies.

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

Item 2. Properties.

Our corporate headquarters office, which is leased by our Manager’s affiliate, is located at 60 Columbus Circle, 20th Floor, New York, NY, 10023. We consider these facilities to be suitable and adequate for the management and operations of our business. For an overview of our real estate owned assets, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Portfolio Activity and Overview - Real Estate Owned.”

Item 3. Legal Proceedings.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2024, we were not involved in any material legal proceedings. Refer to Note 14 to our consolidated financial statements for information on our commitments and contingencies.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION FOR COMMON STOCK, HOLDERS OF RECORD AND DIVIDEND POLICY

On November 3, 2021, our common stock began trading on the NYSE under the symbol “CMTG.” As of February 18, 2025, there were approximately 17 stockholders of record of our common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.

On December 16, 2024, our Board paused our quarterly dividend on our common stock commencing with the fourth quarter dividend that would have otherwise been paid in January 2025. Such action was taken to preserve capital and create added financial flexibility for capital allocation decisions with the objective of enhancing stockholder value over the long-term. During the year ended December 31, 2024, our Board declared three quarterly dividends totaling $0.60 per share of common stock, which exceeds our 2024 taxable income. The timing and amount of any future dividends declared by our Board depend on a variety of factors, including cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code, and such other factors as our Board deems relevant.

The following table sets forth the dividends declared per share during each calendar quarter for 2024, 2023, and 2022:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2024 Cash dividend	$0.25	$0.25	$0.10	$-
2023 Cash dividend	$0.37	$0.37	$0.25	$0.25
2022 Cash dividend	$0.37	$0.37	$0.37	$0.37

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

None.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

EQUITY COMPENSATION PLAN INFORMATION

Our equity compensation plan information required by this item will be included in the Proxy Statement to be filed relating to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

PERFORMANCE GRAPH

The information below shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act. The following graph is a comparison of the cumulative total stockholder return on shares of our common stock, the Russell 2000 Index (the “Russell 2000”), and the Dow Jones U.S. Mortgage REIT Index, a published industry index, from November 3, 2021 (the date our common stock began trading on the NYSE) to December 31, 2024. The graph assumes that $100 was invested on November 3, 2021 in our common stock, the Russell 2000 and the Dow Jones U.S. Mortgage REIT Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

40.0%
30.0%
20.0%
10.0%
0.0%
-10.0%
-20.0%
-30.0%
-40.0%
-50.0%
-60.0%
-70.0%
-80.0%
-3.0%
-6.7%
-64.3%
Nov-21
Dec-21
Jan-22
Feb-22
Mar-22
Apr-22
May-22
Jun-22
Jul-22
Aug-22
Sep-22
Oct-22
Nov-22
Dec-22
Jan-23
Feb-23
Mar-23
Apr-23
May-23
Jun-23
Jul-23
Aug-23
Sep-23
Oct-23
Nov-23
Dec-23
Jan-24
Feb-24
Mar-24
Apr-24
May-24
Jun-24
Jul-24
Aug-24
Sep-24
Oct-24
Nov-24
Dec-24
CMTG
RTY Index
DJUSMR Index

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

Our loan origination and repayment volume may fluctuate based on market conditions or other conditions inherent in our portfolio. As such, we may modify our investment strategy from time to time by shifting focus to optimizing outcomes within our existing portfolio, which may include actions such as selling a loan or syndicating a portion of a loan, working with our borrowers to enhance the value of underlying properties that constitute our collateral, and in certain circumstances assuming legal title and/or physical possession of the underlying collateral property of a defaulted loan.

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

I. Key Financial Measures and Indicators

As a CRE finance company, we believe the key financial measures and indicators for our business are net income (loss) per share, Distributable Earnings (Loss) per share, Distributable Earnings per share prior to realized gains and losses, which includes charge-offs of principal and/or accrued interest receivable, dividends declared per share, book value per share, adjusted book value per share, Net Debt-to-Equity Ratio and Total Leverage Ratio. During the year ended December 31, 2024, we had net loss per share of $1.60, Distributable Loss per share of $0.67, Distributable Earnings per share prior to realized gains and losses of $0.81, and dividends declared per share of $0.60. As of December 31, 2024, our book value per share was $14.12, our adjusted book value per share was $15.17, our Net Debt-to-Equity Ratio was 2.4x, and our Total Leverage Ratio was 2.8x. We use Net Debt-to-Equity Ratio and Total Leverage Ratio, financial measures which are not prepared in accordance with GAAP, to evaluate our financial leverage, which in the case of our Total Leverage Ratio, makes certain adjustments that we believe provide a more conservative measure of our financial condition.

Net (Loss) Income Per Share and Dividends Declared Per Share

The following table sets forth the calculation of basic and diluted net (loss) income per share and dividends declared per share ($ in thousands, except share and per share data):

	Three Months Ended	Year Ended
	December 31, 2024	December 31, 2024	December 31, 2023
Net (loss) income	$(100,698)	$(221,265)	$6,027
Weighted average shares of common stock outstanding, basic and diluted	139,464,720	139,225,441	138,617,043
Basic and diluted net (loss) income per share of common stock	$(0.72)	$(1.60)	$0.02
Dividends declared per share of common stock	$-	$0.60	$1.24

On December 16, 2024, our Board paused our quarterly dividend on our common stock commencing with the fourth quarter dividend that would have otherwise been paid in January 2025. Such action was taken to preserve capital and create added financial flexibility for capital allocation decisions with the objective of enhancing stockholder value over the long-term. During the year ended December 31, 2024, our Board declared three quarterly dividends totaling $0.60 per share of common stock, which exceeds our 2024 taxable income. The timing and amount of any future dividends declared by our Board depend on a variety of factors, including cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code, and such other factors as our Board deems relevant.

Distributable Earnings (Loss)

Distributable Earnings (Loss) is a non-GAAP measure used to evaluate our performance excluding the effects of certain transactions, non-cash items and GAAP adjustments, as determined by our Manager. Distributable Earnings (Loss) is a non-GAAP measure, which we define as net income (loss) in accordance with GAAP, excluding (i) non-cash stock-based compensation expense, (ii) real estate owned held-for-investment depreciation and amortization, (iii) any unrealized gains or losses from mark-to-market valuation changes (other than permanent impairments) that are included in net income (loss) for the applicable period, (iv) one-time events pursuant to changes in GAAP and (v) certain non-cash items, which in the judgment of our Manager, should not be included in Distributable Earnings (Loss). Furthermore, we present Distributable Earnings prior to realized gains and losses, which such gains and losses include charge-offs of principal and/or accrued interest receivable, as we believe this more easily allows our Board, Manager, and investors to compare our operating performance to our peers, to assess our ability to declare and pay dividends, and to determine our compliance with certain financial covenants. Pursuant to the Management Agreement, we use Core Earnings, which is substantially the same as Distributable Earnings (Loss) excluding incentive fees, to determine the incentive fees we pay our Manager.

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

In order to maintain our status as a REIT, we are required to distribute at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, as dividends. Distributable Earnings (Loss), Distributable Earnings prior to realized gains and losses, and other similar measures, have historically been a useful indicator over time of a mortgage REIT’s ability to cover its dividends, and to mortgage REITs themselves in determining the amount of any dividends to declare. Distributable Earnings (Loss) and Distributable Earnings prior to realized gains and losses are key factors, among others, considered by our Board in determining the dividend each quarter and as such we believe Distributable Earnings (Loss) and Distributable Earnings prior to realized gains and losses are also useful to investors.

While Distributable Earnings (Loss) excludes the impact of our provision for or reversal of current expected credit loss reserve, charge-offs of principal and/or accrued interest receivable are recognized through Distributable Earnings (Loss) when deemed non-recoverable. Non-recoverability is determined (i) upon the resolution of a loan (i.e., when the loan is repaid, fully or partially, when we acquire title in the case of foreclosure, deed-in-lieu of foreclosure, or assignment-in-lieu of foreclosure, or when the loan is sold or anticipated to be sold for an amount less than its carrying value), or (ii) with respect to any amount due under any loan, when such amount is determined to be uncollectible.

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

The table below summarizes the reconciliation from weighted average diluted shares under GAAP to the weighted average diluted shares used for Distributable (Loss) Earnings and Distributable Earnings prior to realized gains and losses for the years ended December 31, 2024 and 2023:

Weighted Averages	December 31, 2024	December 31, 2023
Diluted Shares - GAAP	139,225,441	138,617,043
Unvested RSUs	2,689,202	2,637,717
Diluted Shares - Distributable (Loss) Earnings	141,914,643	141,254,760

The following table provides a reconciliation of net (loss) income to Distributable (Loss) Earnings and Distributable Earnings prior to realized gains and losses ($ in thousands, except share and per share data):

	Three Months Ended	Year Ended
	December 31, 2024	December 31, 2024	December 31, 2023
Net (loss) income	$(100,698)	$(221,265)	$6,027
Adjustments:
Non-cash stock-based compensation expense	4,777	18,101	16,599
Provision for current expected credit loss reserve	29,976	212,620	153,683
Depreciation and amortization expense	2,639	10,489	9,287
Amortization of above and below market lease values, net	354	1,416	708
Unrealized loss on interest rate cap	27	1,406	5,157
Loss (gain) on extinguishment of debt	630	4,135	(2,217)
Gain on sale of loan	-	-	(575)
Gain on foreclosure of real estate owned	-	-	(4,162)
Valuation adjustment for loan receivable held-for-sale	7,227	7,227	-
Loss on real estate owned held-for-sale	80,461	80,461	-
Distributable Earnings prior to realized gains and losses	$25,393	$114,590	$184,507
Gain on sale of loan	-	-	575
(Loss) gain on extinguishment of debt	(630)	(4,135)	2,217
Principal charge-offs (1)	(756)	(98,934)	(147,361)
Previously recognized gain on foreclosure of real estate owned held-for-sale (2)	5,592	5,592	-
Loss on real estate owned held-for-sale	(80,461)	(80,461)	-
Previously recognized depreciation on real estate owned held-for-sale (3)	(32,302)	(32,302)	-
Distributable (Loss) Earnings	$(83,164)	$(95,650)	$39,938
Weighted average diluted shares - Distributable (Loss) Earnings	141,955,621	141,914,643	141,254,760
Diluted Distributable Earnings per share prior to realized gains and losses	$0.18	$0.81	$1.31
Diluted Distributable (Loss) Earnings per share	$(0.59)	$(0.67)	$0.28

(1)
For the year ended December 31, 2024, amount includes a $23.2 million charge-off of accrued interest receivable related to the reclassification of a for sale condo loan to held-for-sale.
(2)
Reflects total gain on foreclosure of our hotel portfolio real estate owned asset, which is classified as real estate owned held-for-sale as of December 31, 2024. Amount not previously recognized in Distributable (Loss) Earnings.
(3)
Reflects previously recognized depreciation on real estate owned classified as held-for-sale as of December 31, 2024. Amount not previously recognized in Distributable (Loss) Earnings.

Book Value Per Share

We believe that presenting book value per share adjusted for our general current expected credit loss reserve and accumulated depreciation and amortization on our real estate owned held-for-investment and related lease intangibles is useful for investors as it enhances the comparability to our peers. We believe that our investors and lenders consider book value excluding these items as an important metric related to our overall capitalization.

The following table sets forth the calculation of our book value and our adjusted book value per share as of December 31, 2024 and 2023 ($ in thousands, except share and per share data):

	December 31, 2024	December 31, 2023
Equity	$2,008,086	$2,299,900
Number of shares of common stock outstanding and RSUs	142,187,015	141,313,339
Book Value per share(1)	$14.12	$16.28
Add back: accumulated depreciation and amortization on real estate owned and related lease intangibles	0.03	0.18
Add back: general CECL reserve	1.02	0.57
Adjusted Book Value per share	$15.17	$17.03

(1)
Calculated as (i) total equity divided by (ii) number of shares of common stock outstanding and RSUs at period end.

II. Our Portfolio

The below table summarizes our loans receivable held-for-investment as of December 31, 2024 ($ in thousands):

					Weighted Average(3)
	Number of Loans	Loan Commitment(1)	Unpaid Principal Balance	Carrying Value (2)	Yield to Maturity (4)	Term to Initial Maturity	Term to Fully Extended Maturity (5)	Weighted Average Origination LTV (6)	Weighted Average Adjusted LTV (7)
Senior and subordinate loans	52	$6,698,596	$6,200,290	$6,069,372	7.6%	0.7 years	1.7 years	70.4%	72.2%

(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Net of specific CECL reserve of $120.9 million.
(3)
Weighted averages are based on unpaid principal balance.
(4)
Represents the weighted average annualized yield to initial maturity of each loan, inclusive of coupon, and fees received, based on the applicable floating benchmark rate/floors (if applicable), in place as of December 31, 2024. For loans placed on non-accrual, the annualized yield to initial maturity used in calculating the weighted average annualized yield to initial maturity is 0%.
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
(7)
Adjusted LTV represents origination LTV updated only in connection with a partial loan paydown and/or release of collateral, material changes to expected project costs, the receipt of a new appraisal (typically in connection with financing or refinancing activity) or a change in our loan commitment. Adjusted LTV should not be assumed to reflect our judgment or current market values or project costs, which may have changed materially since the date of the most recent determination of LTV. Weighted average adjusted LTV is based on loan commitment, including non-consolidated senior interests, pari passu interests, and risk rated 5 loans. Loans with specific CECL reserves are reflected as 100% LTV.

Sales of Loans Receivable

The following table summarizes loans receivable held-for-sale as of December 31, 2024 and 2023, and loans receivable sold during the year ended December 31, 2024 ($ in thousands):

Property Type	Location	Loan Commitment	Unpaid Principal Balance	Carrying Value Before Principal Charge-Off	Principal Charge-Off	Held-For-Sale Carrying Value (1)	Risk Rating (2)
For Sale Condo (6)	CA	$247,260	$211,412	$211,412	$(28,107)	$176,078	4
Hospitality (4)	CA	101,059	101,059	101,299	(315)	100,984	3
Total held-for-sale, December 31, 2024		$348,319	$312,471	$312,711	$(28,422)	$277,062

Multifamily (5)	NV	$60,255	$60,255	$60,049	$(440)	$59,609	3
Multifamily (5)	CO	115,000	115,000	115,173	(3,657)	111,516	3
Land (5)	FL	30,200	30,200	30,351	(343)	30,008	3
Multifamily (7)	CA	260,899	216,045	214,443	(42,827)	171,616	4
For Sale Condo (3)	FL	160,000	158,180	157,346	-	157,346	2
Multifamily (3)	FL	77,115	76,580	76,275	-	76,275	3
Mixed-Use (3) (8)	FL	141,791	36,773	35,556	(7,468)	28,088	3
Total sold, year ended December 31, 2024		$845,260	$693,033	$689,193	$(54,735)	$634,458

(1)
For loans sold during a quarter which were not previously reflected as held-for-sale, amount reflects carrying value of the loan receivable upon sale.
(2)
Reflects risk rating of the loan receivable prior to the loan sale or reclassification to held-for-sale.
(3)
Loan classified as held-for-sale as of December 31, 2023 and sold in January 2024.
(4)
Loan sold in January 2025.
(5)
Loan sold during the quarter ended December 31, 2024.
(6)
Upon reclassification to held-for-sale as of September 30, 2024, we recognized an additional $23.2 million charge-off of accrued interest receivable. The principal charge-offs were attributable to the delinquency of the loan and its $35.8 million of remaining unfunded commitments. During the three months ended December 31, 2024, we recognized a further adjustment to the held-for-sale carrying value of $7.2 million as a result of additional protective advances made and a reduction in anticipated proceeds from the sale, which is reflected as a valuation adjustment for loans receivable held-for-sale on our consolidated statement of operations. Effective October 1, 2024, this loan was placed on non-accrual status.

(7)
Principal charge-off attributable to the construction status of the loan’s collateral asset and its $44.9 million of remaining unfunded commitments. During the three months ended June 30, 2024, we recorded an additional principal charge-off of $0.6 million relating to transaction costs incurred. The loan was on non-accrual status effective October 1, 2023 and was sold in April 2024.
(8)
Principal charge-off attributable to the construction status of the loan’s collateral asset and its $105.0 million of remaining unfunded commitments.

Portfolio Activity and Overview

The following table summarizes changes in unpaid principal balance for our loans receivable held-for-investment ($ in thousands):

	Three Months Ended December 31, 2024	Year Ended December 31, 2024	Year Ended December 31, 2023
Unpaid principal balance, beginning of period	$6,384,893	$7,044,524	$7,538,525
Initial funding of new loan origination	-	-	101,059
Loan receivable acquired in connection with a full loan repayment	-	100,007	-
Advances on existing loans	75,347	448,293	730,350
Repayments of loans receivable	(98,635)	(659,202)	(584,970)
Sales of loans receivable	(60,256)	(60,256)	(260,110)
Transfer to loans held-for-sale	(101,059)	(673,076)	(271,533)
Transfer to real estate owned (See Note 5)	-	-	(208,797)
Total net fundings/(repayments/sales/transfers)	(184,603)	(844,234)	(494,001)
Unpaid principal balance, end of period	$6,200,290	$6,200,290	$7,044,524

The following table details our individual loans receivable held-for-investment based on unpaid principal balances as of December 31, 2024 ($ in thousands):

Loan Number	Loan Type	Origination Date	Loan Commitment(1)	Unpaid Principal Balance	Carrying Value (2)	Origination LTV(3)	Fully Extended Maturity(4)	Property Type (5)	Construction (5,6)	Location	Risk Rating
1	Senior	12/16/2021	$405,000	$402,339	$401,520	70.0%	7/31/2025	Multifamily	-	CA	4
2	Senior	11/1/2019	390,000	390,000	390,000	74.3%	8/1/2025	Multifamily	-	NY	4
3	Senior	7/12/2018	245,000	245,000	246,350	52.9%	8/1/2028	Hospitality	-	NY	3
4	Senior	7/26/2021	225,000	225,000	225,169	65.1%	7/26/2026	Hospitality	-	GA	3
5	Senior	6/30/2022	227,000	224,615	224,412	63.9%	6/30/2029	Hospitality	-	CA	3
6	Senior	8/17/2022	235,000	217,303	217,111	68.3%	8/17/2027	Hospitality	-	CA	3
7	Senior	9/26/2019	319,900	199,953	199,953	68.0%	3/31/2026	Office	-	GA	4
8	Senior	9/7/2018	182,970	182,970	183,427	78.7%	4/18/2026	Land	-	NY	3
9	Senior	10/4/2019	177,044	177,044	177,044	74.8%	10/1/2025	Mixed-Use	-	DC	3
10	Senior	4/14/2022	193,400	172,141	171,976	55.7%	4/14/2027	Multifamily	-	MI	3
11	Senior	1/14/2022	170,000	170,000	170,000	64.8%	1/14/2027	Multifamily	-	CO	4
12	Senior	9/8/2022	160,000	155,000	154,645	63.5%	9/8/2027	Multifamily	-	AZ	4
13	Senior	1/9/2018	152,834	152,834	120,100	n/m	1/9/2024	Land	-	VA	5
14	Senior	9/2/2022	176,257	150,080	148,728	60.0%	9/2/2027	Multifamily	Y	UT	3
15	Senior	2/28/2019	150,000	150,000	150,000	72.2%	2/28/2024	Office	-	CT	4
16	Senior	5/13/2022	173,601	142,335	140,986	67.6%	5/13/2027	Mixed-Use	Y	VA	3
17	Senior	12/30/2021	136,500	136,500	136,500	76.7%	12/30/2025	Multifamily	-	PA	3
18	Senior	4/26/2022	151,698	136,355	135,840	66.7%	4/26/2027	Multifamily	-	TX	4
19	Senior	12/10/2021	130,000	130,000	130,000	75.6%	12/10/2026	Multifamily	-	VA	3
20	Subordinate	12/9/2021	125,000	125,000	124,878	80.3%	1/1/2027	Office	-	IL	3
21	Senior	6/17/2022	127,250	123,346	123,094	62.8%	6/17/2027	Multifamily	-	TX	3
22	Senior	4/29/2019	122,123	120,289	120,281	61.5%	4/29/2025	Mixed-Use	-	NY	3
23	Senior	3/1/2022	122,000	119,084	118,100	n/m	2/28/2027	Multifamily	-	TX	5
24	Senior	7/20/2021	113,500	113,500	113,841	76.2%	7/20/2026	Multifamily	-	IL	3
25	Senior	2/13/2020	123,910	111,542	90,800	n/m	2/13/2025	Office	-	CA	5
26	Senior	12/15/2021	103,000	103,000	103,000	58.5%	12/15/2026	Mixed-Use	-	TN	3
27	Senior	7/30/2024	104,455	101,604	99,755	82.4%	10/21/2026	Other	-	NJ	3
28	Senior	11/4/2022	135,000	100,555	100,150	43.1%	11/9/2026	Other	Y	MA	3
29	Senior	1/27/2022	100,800	96,529	79,400	n/m	1/27/2027	Multifamily	-	NV	5
30	Senior	8/2/2021	97,000	95,214	94,827	68.5%	8/2/2026	Office	-	CA	4
31	Senior	1/10/2022	130,461	89,464	88,729	65.0%	1/9/2027	Other	-	PA	3
32	Senior	3/31/2020	87,750	87,750	87,750	50.2%	2/9/2025	Office	-	TX	4
33	Senior	12/21/2018	87,741	87,741	88,166	50.6%	6/21/2022	Land	-	NY	4
34	Senior	7/10/2018	78,552	78,552	78,552	79.2%	6/10/2024	Hospitality	-	CA	4
35	Senior	8/1/2022	115,250	78,500	78,500	82.1%	7/30/2026	Hospitality	Y	NY	4
36	Senior	6/3/2021	79,600	76,075	76,029	68.3%	6/3/2026	Other	-	MI	3
37	Senior	12/22/2021	83,901	75,937	75,772	69.5%	12/22/2026	Multifamily	-	TX	4
38	Senior	7/27/2022	76,000	75,550	75,531	66.1%	7/27/2027	Multifamily	-	UT	3
39	Senior	2/2/2022	90,000	71,172	70,677	66.3%	2/2/2027	Office	-	WA	3
40	Senior	12/21/2022	112,100	68,521	67,583	60.9%	12/21/2027	Multifamily	Y	WA	3
41	Senior	8/27/2021	81,810	68,492	40,200	n/m	8/27/2026	Office	-	GA	5
42	Senior	7/31/2019	67,000	67,000	67,000	42.4%	1/30/2022	Land	-	NY	4
43	Senior	1/19/2022	73,677	59,825	59,570	51.2%	1/19/2027	Hospitality	-	TN	3
44	Senior	3/15/2022	53,300	50,164	42,800	n/m	3/15/2027	Multifamily	-	AZ	5
45	Senior	2/4/2022	44,768	39,279	28,200	n/m	2/4/2027	Multifamily	-	TX	5
46	Senior	4/5/2019	38,345	38,345	38,345	n/m	4/5/2028	Other	-	Other	3
47	Senior	2/18/2022	32,083	31,389	31,280	66.0%	2/18/2027	Other	Y	FL	3
48	Senior	4/5/2019	30,000	30,000	30,000	49.0%	4/6/2026	Other	-	NY	3
49	Senior	4/18/2019	30,000	30,000	29,950	n/m	5/1/2025	Land	-	MA	3
50	Senior	2/17/2022	28,479	24,865	21,200	n/m	2/17/2027	Multifamily	-	TX	5
51	Senior	7/1/2019	1,651	1,651	1,651	n/m	12/30/2020	Other	-	Other	5
52	Subordinate	8/2/2018	886	886	-	n/m	7/9/2023	Other	-	NY	5

Total			6,698,596	6,200,290	6,069,372
General CECL reserve					(122,110)
Grand Total/Weighted Average			$6,698,596	$6,200,290	$5,947,262				11%		3.6

(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Net of specific CECL reserve of $120.9 million.
(3)
Origination LTV represents “loan-to-value” or “loan-to-cost,” which is calculated as our total loan commitment upon origination, as if fully funded, plus any financings that are pari passu with or senior to our loan, divided by our estimate of either (1) the value of the underlying real estate, determined in accordance with our underwriting process (typically consistent with, if not less than, the value set forth in a third-party appraisal) or (2) the borrower’s projected, fully funded cost basis in the asset, in each case as we deem appropriate for the relevant loan and other loans with similar characteristics. Underwritten values and projected costs should not be assumed to reflect our judgment of current market values or project costs, which may have changed materially since the date of origination. Weighted average origination LTV of 70.4% is based on loan commitment, including non-consolidated senior interests and pari passu interests, and excludes risk rated 5 loans.
(4)
Fully extended maturity assumes all extension options are exercised by the borrower upon satisfaction of the applicable conditions.
(5)
Classification of property type and construction status reflect the state of collateral as of December 31, 2024.
(6)
Percent of total construction loans based on loan commitments as of December 31, 2024.

Real Estate Owned

On February 8, 2021, we acquired legal title to a portfolio of seven limited service hotels located in New York, NY through a foreclosure. As of December 31, 2024, the hotel portfolio appears as real estate owned held-for-sale on our consolidated balance sheet and is encumbered by a $275.0 million securitized senior mortgage, which is included as a liability on our consolidated balance sheets.

As of December 31, 2024, we determined that our hotel portfolio real estate owned asset has met the held-for-sale criteria and we have reclassified this asset to real estate owned held-for-sale on our consolidated balance sheet and concurrently recognized a $80.5 million loss based upon anticipated sales price, less estimated costs to sell. We have determined this anticipated sale does not reflect a strategic shift and therefore does not qualify for presentation as a discontinued operation.

On June 30, 2023, we acquired legal title to a mixed-use property located in New York, NY and the equity interests in the borrower through an assignment-in-lieu of foreclosure and is comprised of office, retail, and signage components. As of December 31, 2024, the mixed-use property appears as part of real estate owned, net and related lease intangibles, net appear within other assets and other liabilities on our consolidated balance sheet.

See Note 5 to our consolidated financial statements for additional details.

Asset Management

Our Manager proactively manages the loans in our portfolio from closing to final repayment or resolution and our Sponsor has dedicated asset management employees to perform asset management services. Following the closing of an investment, the asset management team rigorously monitors the loan, with an emphasis on ongoing analyses of both quantitative and qualitative matters, including financial, legal, and market conditions. Through the final repayment or resolution of a loan, the asset management team maintains regular contact with borrowers, servicers and local market experts monitoring performance of the collateral, anticipating borrower, property and market issues, and enforcing our rights and remedies when appropriate.

Some of our borrowers may experience delays in the execution of their business plans, changes in their capital position and available liquidity, and/or changes in market conditions which may impact the performance of the underlying collateral asset, borrower, or sponsor. As a transitional lender, we may from time to time execute loan modifications with borrowers when and if appropriate, which may include additional equity contributions from them, repurposing of reserves, pledges of additional collateral or other forms of credit support, additional guarantees, temporary deferrals of interest or principal, partial deferral of coupon interest as payment-in-kind interest, and/or a discounted loan payoff. To the extent warranted by ongoing conditions specific to our borrowers or overall market conditions, we may make additional modifications when and if appropriate, and depending on the business plans, financial condition, liquidity and results of operations of our borrowers, among other factors.

Our Manager evaluates the credit quality of each of our loans receivable on an individual basis and assigns a risk rating at least quarterly. We have developed a loan grading system for all of our outstanding loans receivable that are collateralized directly or indirectly by real estate. Grading criteria include, but are not limited to, as-is or as-stabilized debt yield, term of loan, property type, property or collateral location, loan type, structure, collateral cash flow volatility and other more subjective variables that include, but are not limited to, as-is or as-stabilized collateral value, market conditions, industry conditions, borrower/sponsor financial stability, and borrower/sponsor exit plan. While evaluating the credit quality of each loan within our portfolio, we assess these quantitative and qualitative factors as a whole and with no pre-prescribed weight on their impact to our determination of a loan’s risk rating. However, based upon the facts and circumstances for each loan and the overall market conditions, we may consider certain previously mentioned factors more or less relevant than others. We utilize the grading system to determine each loan’s risk of loss and to provide a determination as to whether an individual loan is impaired and whether a specific CECL reserve is necessary. Based on a 5-point scale, the loans are graded “1” through “5,” from less risk to greater risk, respectively. The weighted average risk rating of our total loan portfolio was 3.6 at December 31, 2024.

Current Expected Credit Losses

The current expected credit loss reserve required under GAAP reflects our current estimate of potential credit losses related to our loan portfolio, which may fluctuate depending on market conditions and changes in our loan portfolio. See Note 2 to our consolidated financial statements for further detail of our current expected credit loss reserve methodology.

During the year ended December 31, 2024, we recorded a provision for current expected credit losses of $212.6 million, which consisted of a $65.4 million increase in our general CECL reserve and a $147.3 million increase in our specific CECL reserve prior to principal and accrued interest receivable charge-offs. The increase in general CECL reserves was primarily attributable to changes in the historical loss rate of the analogous dataset, changes in risk ratings and non-accrual status, changes to the expected remaining duration within our loan portfolio, and consideration of a contingent discounted loan payoff, partially offset by the reduction in the size of our loan portfolio. As of December 31, 2024, our total current expected credit loss reserve was $266.4 million.

During the year ended December 31, 2023, we recorded a provision for current expected credit losses of $153.7 million, which consisted of a $6.0 million reversal of our general CECL reserve and a $159.6 million increase in our specific CECL reserve prior to a principal charge-off. This reversal of general CECL reserves was primarily attributable to the seasoning of our loan portfolio and a reduction in the size of our loan portfolio, partially offset by deteriorating macroeconomic conditions. As of December 31, 2023, our total current expected credit loss reserve was $152.7 million.

Specific CECL Reserves

In certain circumstances, we may determine that a borrower is experiencing financial difficulty, and, if the repayment of the loan’s principal is collateral dependent, the loan is no longer suited for the WARM model. In these instances, there have been diminutions in the fair value and performance of the underlying collateral asset primarily as a result of reduced tenant and/or capital markets demand for such property types in the markets in which these assets and borrowers operate in. Furthermore, we may recognize a specific CECL reserve if we anticipate assuming legal title and/or physical possession of the underlying collateral property and the fair value of the collateral asset is determined to be below our carrying value. The following table presents a summary of our loans receivable held-for-investment with specific CECL reserves as of December 31, 2024 ($ in thousands):

Property Type	Location	Unpaid Principal Balance	Carrying Value Before Specific CECL Reserve	Specific CECL Reserve	Net Carrying Value
Land	VA	$152,834	$152,834	$32,734	$120,100
Total Land		152,834	152,834	32,734	120,100
Multifamily	TX	119,084	118,717	617	118,100
Multifamily	NV	96,529	96,082	16,682	79,400
Multifamily	AZ	50,164	49,957	7,157	42,800
Multifamily	TX	39,279	39,085	10,885	28,200
Multifamily	TX	24,865	24,804	3,604	21,200
Total Multifamily (1)		329,921	328,645	38,945	289,700
Office	CA	111,542	111,263	20,463	90,800
Office	GA	68,492	68,094	27,894	40,200
Total Office		180,034	179,357	48,357	131,000
Other	NY	886	884	884	-
Total Other		886	884	884	-
Total		$663,675	$661,720	$120,920	$540,800

(1)
Represents loans which we anticipate assuming legal title and/or physical possession of the underlying collateral properties.

Fair values used to determine specific CECL reserves are calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach. Estimates of fair values used to determine specific CECL reserves as of December 31, 2024 include assumptions of property specific cash flows over estimated holding periods, assumptions of property redevelopment costs, assumptions of leasing activities, discount rates ranging from 6.0% to 9.5%, and market and terminal capitalization rates ranging from 5.0% to 8.25%. These assumptions are based upon the nature of the properties, recent sales and lease comparables, recent and projected property cash flows, and anticipated real estate and capital market conditions.

The following table presents our loan commitment originations, loan commitment realizations, and the amount of principal charge-offs recognized for each origination vintage year as of December 31, 2024 by year of origination ($ in thousands):

		Total by Origination Year as of December 31, 2024
	Total	2024(2)	2023	2022	2021	2020	2019	2018	2017 and Prior
Loan Commitment Originations (1)	$18,123,884	$104,455	$101,059	$3,463,564	$2,959,122	$401,743	$4,056,115	$4,079,201	$2,958,625
Loan Commitment Realizations	10,649,279	-	-	701,542	1,361,811	189,183	2,293,592	3,144,526	2,958,625
Principal Charge-offs (3)	236,365	-	315	46,484	8,251	-	112,592	66,935	1,788

(1)
Loan commitment upsizes and protective advances subsequent to origination are reflected as increases in loan commitment in the year that the loan was originated.
(2)
Reflects a loan receivable acquired in connection with a full loan repayment.
(3)
Excludes loss in connection with the reclassification of our real estate owned hotel portfolio to held-for-sale.

Portfolio Financing

Our financing arrangements include repurchase arrangements, a term participation facility, asset-specific financings, debt related to real estate owned and secured term loan borrowings.

The following table summarizes our loans portfolio financing ($ in thousands):

	December 31, 2024
	Capacity	Borrowings Outstanding	Weighted Average Spread (1)
Repurchase agreements and term participation facility	$5,454,083	$3,667,923	+ 2.75%
Notes payable	273,330	238,938	+ 3.57%
Secured term loan	717,825	717,825	+ 4.50%
Debt related to real estate owned	275,000	275,000	+ 2.94%
Total / weighted average	$6,720,238	$4,899,686	+ 3.05%

(1)
Weighted average spread over the applicable benchmark rate is based on unpaid principal balance. SOFR as of December 31, 2024 was 4.33%.

See Note 6 to our consolidated financial statements for additional details.

Repurchase Agreements and Term Participation Facility

We finance certain of our loans using repurchase agreements and a term participation facility. As of December 31, 2024, aggregate borrowings outstanding under our repurchase agreements and term participation facility totaled $3.7 billion, with a weighted average spread of SOFR plus 2.75% per annum based on unpaid principal balance. As of December 31, 2024, the loans receivable securing the outstanding borrowings under these facilities had a weighted average term to initial maturity and fully extended maturity of 0.6 years and 1.6 years, respectively, assuming all conditions to extend are met.

Each repurchase agreement contains “margin maintenance” provisions, which are designed to allow the counterparty to require the delivery of cash or other assets to de-lever financings on assets that are determined to have experienced a diminution in value. Since inception through December 31, 2024, we have not received any margin calls under any of our repurchase agreements.

Loan Participations Sold

We may finance certain of our loans via the sale of a participation in such loans, and we present the loan participations sold as a liability on our consolidated balance sheet when such arrangements do not qualify as sales under GAAP. In instances where we have multiple loan participations with the same lender, the financings are generally not cross-collateralized. Each of our loan participations sold is generally term-matched to its underlying loan. As of December 31, 2024, we had no loan participations sold.

Notes Payable

We finance certain of our loans via secured financings that are term-matched to the underlying loan, some of which are partially recourse to us. We refer to such financings as notes payable and they are secured by the related loans receivable. As of December 31, 2024, three of our loans were financed with notes payable.

Secured Term Loan

We have a secured term loan which we originally entered into on August 9, 2019. Our secured term loan is presented net of any original issue discount and transaction expenses which are deferred and recognized as interest expense over the life of the loan using the effective interest method. The secured term loan matures on August 9, 2026 and as of December 31, 2024 has an unpaid principal balance of $717.8 million and a carrying value of $709.8 million.

Debt Related to Real Estate Owned

On February 8, 2021 we assumed a $300.0 million securitized senior mortgage in connection with a foreclosure of a hotel portfolio. On June 1, 2021, the terms of the securitized senior mortgage were modified to include an extension of the maturity date to February 9, 2024 and a principal repayment of $10.0 million. On February 7, 2024, we modified our debt related to real estate owned to provide for, among other things, an extension of the contractual maturity date to November 9, 2024, a $10.0 million principal paydown, and the designation of a portion of the loan becoming partial recourse to us. Concurrent with this modification, we purchased an interest rate cap with a notional amount of $280.0 million and a strike rate of 5.00% through the then extended contractual maturity date. We subsequently further extended the contractual maturity date to February 9, 2025 and concurrently purchased an interest rate cap with a notional amount of $275.0 million and a strike rate through the further extended contractual maturity date. As of December 31, 2024, our debt related to real estate owned has an unpaid principal balance of $275.0 million, a carrying value of $274.6 million and a stated rate of SOFR plus 2.94%. See Derivatives below for further detail of our interest rate cap. Upon maturity of our debt related to real estate owned, we entered into a forbearance agreement with our lender which expires on May 9, 2025.

Derivatives

On June 2, 2021 and in connection with a modification our debt related to real estate owned, we acquired an interest rate cap with a notional amount of $290.0 million, a strike rate of 3.00%, and a maturity date of February 15, 2024. Such interest rate cap effectively limited the maximum interest rate of our debt related to real estate owned to 5.83% through its then maturity. On February 7, 2024 and in connection with the modification of our debt related to real estate owned, we acquired an interest rate cap with a notional amount of $280.0 million, a strike rate of 5.00%, and a maturity date of November 15, 2024. Upon further extension of our debt related to real estate owned, we acquired an interest rate cap with a notional amount of $275.0 million, a strike rate of 5.00%, and a maturity date of February 9, 2025. The interest rate cap in place at December 31, 2024 effectively limits the maximum interest rate of our debt related to real estate owned to 7.94% through its maturity.

Changes in the fair value of our interest rate cap are recorded as an unrealized gain or loss on interest rate cap on our consolidated statements of operations and the fair value is recorded in other assets on our consolidated balance sheets. Proceeds received from our counterparty related to the interest rate cap are recorded as proceeds from interest rate cap on our consolidated statements of operations. As of December 31, 2024, the fair value of our interest rate cap was de minimis, and as of December 31, 2023, the fair value of our interest rate cap was $0.9 million. During the years ended December 31, 2024, 2023, and 2022, we recognized $1.3 million, $6.1 million, and $0.5 million, respectively, of proceeds from interest rate cap.

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

Financial Covenants

Our financing agreements generally contain certain financial covenants. For example, our ratio of earnings before interest, taxes, depreciation, and amortization to interest charges (“Interest Coverage Ratio”), as defined in our repurchase agreements, and term participation facility shall not be less than 1.1 to 1.0, whereas our ratio of earnings before interest, taxes, depreciation, and amortization to interest charges as defined in our secured term loan shall not be less than 1.5 to 1.0. Further, (i) our tangible net worth, as defined in the agreements, shall not be less than $1.86 billion as of each measurement date; (ii) cash liquidity shall not be less than the greater of (x) $50 million or (y) 5% of our recourse indebtedness (which includes our secured term loan); and (iii) our indebtedness shall not exceed 77.8% of our total assets. As of December 31, 2024, we are in compliance with all covenants under our financing agreements. The requirements set forth in (i) through (iii) above are based upon the most restrictive financial covenants in place as of the reporting date. Commencing with the quarter ended December 31, 2025, our Interest Coverage Ratio shall not be less than 1.3 to 1.0. Further, we have modified our covenants to provide that for the quarters ended March 31, 2025 and June 30, 2025, our cash liquidity shall not be less than the greater of (x) $20 million or (y) 3% of our recourse indebtedness (which includes our secured term loan).

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

The following table summarizes our non-consolidated senior interests and related retained subordinate interests, excluding for loans classified as held-for-sale, as of December 31, 2024 ($ in thousands):

	Loan Count	Loan Commitment	Unpaid Principal Balance	Carrying Value	Weighted Average Spread (1)	Term to Initial Maturity (in years)	Term to Fully Extended Maturity (in years) (2)
Fixed rate non-consolidated senior loans	1	$830,000	$830,000	N/A	3.47%	2.0	2.0
Retained fixed rate subordinate loans	1	$125,000	$125,000	$124,878	8.50%	2.0	2.0

(1)
Weighted average is based on unpaid principal balance.
(2)
Term to fully extended maturity is determined based on the maximum maturity of each of the corresponding loans, assuming all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.

Floating and Fixed Rate Portfolio

Our business model seeks to minimize our exposure to changing interest rates by originating floating rate loans and financing them with floating rate liabilities. Further, we seek to match the benchmark index in the floating rate loans we originate with the benchmark index used in the related floating rate financings. Generally, we use SOFR as the benchmark index in both our floating rate loans and floating rate financings. As of December 31, 2024, 97.9% of our loans receivable held-for-investment based on unpaid principal balance were floating rate and indexed to SOFR. All of our encumbered floating rate loans were financed with floating rate liabilities indexed to SOFR, which resulted in approximately $1.3 billion of net floating rate exposure.

The following table details our net floating rate exposure as of December 31, 2024 ($ in thousands):

Net Floating Rate Exposure(1)
Floating rate assets	$6,072,753
Floating rate liabilities	(4,813,785)
Net floating rate exposure	$1,258,968

(1)
SOFR as of December 31, 2024 was 4.33%. Net floating rate exposure includes $522.7 million related to loans on non-accrual status. Excludes two loans receivable classified as held-for-sale as of December 31, 2024 with an associated financing of $85.9 million.

As of December 31, 2024, we have an interest rate cap on our debt related to real estate owned with a notional amount of $275.0 million, a strike rate of 5.00%, and a maturity date of February 9, 2025. The interest rate cap effectively limits the maximum interest rate of our debt related to real estate owned to 7.94% through its maturity. We have not employed other interest rate derivatives (interest rate swaps, caps, collars or floors) to hedge our asset or liability portfolio, but we may do so in the future.

Results of Operations – Years Ended December 31, 2024 and 2023:

Operating Results

The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2024 and 2023 ($ in thousands, except per share data):

	Year Ended
	December 31, 2024	December 31, 2023	$ Change
Revenue
Interest and related income	$601,409	$697,874	$(96,465)
Less: interest and related expense	440,344	470,512	(30,168)
Net interest income	161,065	227,362	(66,297)
Revenue from real estate owned	87,350	79,190	8,160
Total net revenue	248,415	306,552	(58,137)
Expenses
Management fees - affiliate	36,230	38,153	(1,923)
Incentive fees - affiliate	-	1,558	(1,558)
General and administrative expenses	15,707	16,605	(898)
Stock-based compensation expense	18,101	16,599	1,502
Real estate owned:
Operating expenses	57,835	49,502	8,333
Interest expense	26,612	23,630	2,982
Depreciation and amortization	10,489	9,287	1,202
Total expenses	164,974	155,334	9,640
Gain on sale of loan	-	575	(575)
Proceeds from interest rate cap	1,297	6,101	(4,804)
Unrealized loss on interest rate cap	(1,406)	(5,157)	3,751
Gain on foreclosure of real estate owned	-	4,162	(4,162)
(Loss) income from equity method investment	(154)	594	(748)
(Loss) gain on extinguishment of debt	(4,135)	2,217	(6,352)
Loss on real estate owned held-for-sale	(80,461)	-	(80,461)
Provision for current expected credit loss reserve	(212,620)	(153,683)	(58,937)
Valuation adjustment for loans receivable held-for-sale	(7,227)	-	(7,227)
Net (loss) income	$(221,265)	$6,027	$(227,292)
Net (loss) income per share of common stock:
Basic and diluted	$(1.60)	$0.02	$(1.62)

Comparison of the Years Ended December 31, 2024 and 2023

Net Revenue

Total net revenue decreased $58.1 million during the year ended December 31, 2024, compared to the year ended December 31, 2023. The decrease is primarily due to a decrease in net interest income of $66.3 million, which was driven by a decrease in interest income of $96.5 million, as a result of a reduction in the size of our loan portfolio and an increase in the portion of loans on non-accrual status during the year ended December 31, 2024 as compared to the year ended December 31, 2023, partially offset by a decrease in interest expense of $30.2 million primarily as a result of lower average borrowing levels. The decrease in total net revenue was partially offset by an increase in revenue from real estate owned of $8.2 million due to revenue generated from the mixed-use property we acquired legal title to on June 30, 2023 being included for the full year and higher overall average occupancy, RevPAR, and ADR levels at our hotel portfolio compared to the year ended December 31, 2023.

Expenses

Expenses are primarily comprised of base management fees payable to our Manager, incentive fees payable to our Manager, general and administrative expenses, stock-based compensation expense, operating expenses from real estate owned, interest expense from debt related to real estate owned, and depreciation and amortization on real estate owned. Expenses increased by $9.6 million during the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to:

(i)
an increase in operating expenses from real estate owned of $8.3 million during the comparative period, due to an increase in professional fees incurred primarily as a result of the modification of our debt related to real estate owned, an increase in variable operating expenses in connection with higher occupancy levels at our hotel portfolio, and expenses incurred at the mixed-use property we acquired legal title to on June 30, 2023 being included for the full year;

(ii)
an increase in interest expense on debt related to real estate owned of $3.0 million primarily as a result of increased deferred financing costs recognized from fees incurred upon the modification of our debt related to real estate owned over the comparative period;
(iii)
an increase in stock-based compensation of $1.5 million during the comparative period, due to restricted stock units granted during the year ended December 31, 2024, net of restricted stock grant forfeitures;
(iv)
an increase in depreciation and amortization from real estate owned of $1.2 million during the comparative period, primarily due to a full year of depreciation and amortization recognized at the mixed-use property we acquired legal title to on June 30, 2023;
(v)
offset by a decrease in management fees of $1.9 million as a result of lower stockholders’ equity over the comparative period;
(vi)
further offset by a decrease in incentive fees of $1.6 million as a result of core earnings over the trailing four quarters being in excess of a 7% hurdle as of March 31, 2023 but below the hurdle on a trailing four quarters basis in all subsequent periods;
(vii)
further offset by a decrease in general and administrative expenses of $0.9 million primarily as a result of decreases in non-recurring charges and certain corporate overhead items incurred.

Gain on Sale of Loan

During the year ended December 31, 2023, we realized a gain on the sale of a loan of $0.6 million. During the year ended December 31, 2024, losses on loan sales were recognized through our provision for current expected credit loss reserve.

Proceeds from Interest Rate Cap

Proceeds from interest rate cap decreased $4.8 million during the year ended December 31, 2024, as compared to the year ended December 31, 2023, due to the interest rate caps in-place during the year ended December 31, 2024 having a higher strike rate than the interest rate cap in place during the year ended December 31, 2023.

Unrealized Loss on Interest Rate Cap

During the year ended December 31, 2024, we recognized a $1.4 million unrealized loss on interest rate cap, compared to a $5.2 million unrealized loss on interest rate cap during the year ended December 31, 2023. In both cases, the unrealized loss was driven by a reduction in the remaining duration of the interest rate cap; however, the interest rate cap held prior to its February 15, 2024 maturity had a strike rate of 3.0%, which resulted in a higher value and therefore a greater decline in value compared to the current interest rate cap that has a strike rate of 5.0%. The fair value of the interest rate cap increases as interest rates increase, decreases as the interest rate cap approaches maturity, and further fluctuates following shifts in the forward curve.

Gain on Foreclosure of Real Estate Owned

During the year ended December 31, 2023, we recorded an out-of-period adjustment of $4.2 million, representing an over accrual of accounts payable assumed upon foreclosure of our hotel portfolio in 2021 and, accordingly, we recorded an adjustment on our consolidated statement of operations during the year ended December 31, 2023 to correct the prior period understatement of the gain on foreclosure. During the year ended December 31, 2024, there was no such adjustment.

Loss (Income) from Equity Method Investment

During the year ended December 31, 2024, we recognized loss from equity method investment of $0.2 million compared to income of $0.6 million recognized during the year ended December 31, 2023 as a result of a decline in income earned by our investee, driven primarily by the loan held by the investee being placed on non-accrual status effective April 1, 2023.

(Loss) Gain on Extinguishment of Debt

During the year ended December 31, 2024, we recognized a loss on extinguishment of debt of $4.1 million, inclusive of a $1.6 million spread maintenance payment and $2.7 million of unamortized deferred financing costs, resulting from the repayment of financing balances prior to maturity and following a refinancing or a sale of the associated loan, partially offset by the $0.2 million reversal of previously recognized financing costs that were ultimately not owed upon the payoff of a loan participation. During the year ended December 31, 2023, we recognized a gain on extinguishment of debt of $2.2 million as a result of the retirement of $22.0 million of principal of our secured term loan for a price of $19.3 million.

Loss on Real Estate Owned Held-for-Sale

As of December 31, 2024, we determined that our hotel portfolio real estate owned asset has met the held-for-sale criteria and concurrently recognized a $80.5 million loss based upon anticipated sales price, less estimated costs to sell. During the year ended December 31, 2023, there were no such losses.

Provision for Current Expected Credit Loss Reserve

During the year ended December 31, 2024, we recorded a provision for current expected credit losses of $212.6 million, which consisted of a $65.4 million increase in our general CECL reserve and a $147.3 million increase in our specific CECL reserve prior to principal and accrued interest receivable charge-offs. The increase in general CECL reserves was primarily attributable to changes in the historical loss rate of the analogous dataset, changes in risk ratings and non-accrual status, changes to the expected remaining duration within our loan portfolio, and consideration of a contingent discounted loan payoff, partially offset by the reduction in the size of our loan portfolio. During the year ended December 31, 2023, we recorded a provision for current expected credit losses of $153.7 million, which consisted of a $6.0 million reversal of our general CECL reserve and a $159.6 million increase in our specific CECL reserve prior to a principal charge-off. This reversal of general CECL reserves was primarily attributable to the seasoning of our loan portfolio and a reduction in the size of our loan portfolio, partially offset by deteriorating macroeconomic conditions.

Valuation Adjustment on Loans Receivable Held-for-Sale

During the year ended December 31, 2024, we recognized a valuation adjustment of $7.2 million for loans receivable held-for-sale as a result of additional protective advances made and a reduction in anticipated proceeds from the sale of such loan. During the year ended December 31, 2023, there was no such valuation adjustment.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Year Ended December 31, 2023 and 2022” in our Form 10-K for the year ended December 31, 2023, filed with the SEC on February 20, 2024, which is accessible on the SEC’s website at www.sec.gov, for a discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022.

Liquidity and Capital Resources

Capitalization

We have capitalized our business to date primarily through the issuance of shares of our common stock and borrowings under our secured financings and our secured term loan. As of December 31, 2024, we had 139,362,657 shares of our common stock outstanding, representing $2.0 billion of equity, and also had $4.9 billion of outstanding borrowings under our secured financings, our secured term loan, and our debt related to real estate owned. As of December 31, 2024, our secured financings consisted of five repurchase agreements with capacity of $4.9 billion and a combined outstanding balance of $3.2 billion, a term participation facility with a capacity of $555.7 million and an outstanding balance of $477.6 million, and three asset-specific financings with capacity of $273.3 million and an outstanding balance of $238.9 million. As of December 31, 2024, our secured term loan had an outstanding balance of $717.8 million and our debt related to real estate owned had an outstanding balance of $275.0 million.

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

The following table presents our Net Debt-to-Equity Ratios and Total Leverage Ratios as of December 31, 2024 and 2023 ($ in thousands):

	December 31, 2024	December 31, 2023
Asset-specific debt	$4,179,372	$4,964,874
Secured term loan, net	709,777	712,576
Total debt	4,889,149	5,677,450
Less: cash and cash equivalents	(99,075)	(187,301)
Net Debt	4,790,074	5,490,149
Total Equity	$2,008,086	$2,299,900
Net Debt-to-Equity Ratio	2.4x	2.4x
Non-consolidated senior loans	$830,000	$887,300
Total Leverage	$5,620,074	$6,377,449
Total Leverage Ratio	2.8x	2.8x

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents, interest income from our loans, proceeds from loan repayments, available borrowings under our repurchase agreements based on existing collateral, identified borrowing capacity related to our asset-specific financings based on existing collateral, proceeds from the issuance of incremental secured term loan or other corporate debt issuances, and proceeds from the issuance of our common stock. As circumstances warrant, we and our subsidiaries may also issue common equity, preferred equity and/or debt, incur other debt, including term loans, or explore sales of certain of our loans receivable or real estate owned assets from time to time, dependent upon market conditions and available pricing.

Although we generally intend to hold our loans to maturity, sales of loans receivable, which may result in realized losses, discounted loan payoffs, and/or sales of real estate owned assets may occur in order to redeploy capital to more accretive opportunities, meet operating objectives, adapt to market conditions, and/or manage liquidity needs. Furthermore, we cannot predict the timing or impact of future asset sales or loan repayments, and, since many of our loans are financed, a portion, or in some cases all, of the net proceeds from the sales or repayments of our loans are expected to be used to de-lever our secured financings.

The following table sets forth, as of December 31, 2024 and 2023, our sources of available liquidity ($ in thousands):

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$99,075	$187,301
Loan principal payments held by servicer(1)	-	2,200
Approved and undrawn credit capacity(2)	2,599	48,055
Total sources of liquidity	$101,674	$237,556

(1)
Represents loan principal payments held in lockboxes or by our third-party loan servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle, net of the related financing balance if applicable.
(2)
Amounts based on existing collateral.

Under the terms of our loan agreements with certain of our borrowers, we require and have oversight of borrower funds held in reserve accounts with third-party loan servicers for our benefit which provide additional collateral support for our loans. Upon the occurrence of certain events or the borrower meeting prescribed conditions in accordance with the terms of the loan agreement, these funds may be transferred by the third-party loan servicers to the borrower subject to our approval. In instances where the borrower is in default under the terms of the loan agreement, we have the ability to direct the third-party loan servicers to release such reserve funds to us to satisfy past due amounts. As of December 31, 2024 and 2023, reserve balances for loans on non-accrual status or delinquent, loans in maturity default, and/or loans risk rated 5 totaled $22.2 million and $16.3 million, respectively, and such amounts are not reflected on our consolidated balance sheets.

The following table presents a summary of our unencumbered loans receivable as of December 31, 2024 ($ in thousands):

Loan Type	Loan Commitment	Unpaid Principal Balance (1)	Carrying Value (2)	Property Type	Construction	Location	Risk Rating
Senior	$115,250	$78,500	$78,500	Hospitality	Y	NY	4
Senior	97,000	95,214	94,827	Office	-	CA	4
Senior	81,810	68,492	40,200	Office	-	GA	5
Senior	1,651	1,651	1,651	Other	-	Other	5
Subordinate	886	886	-	Other	-	NY	5
Total, held-for-investment	296,597	244,743	215,178
Senior	247,260	211,412	176,078	For Sale Condo	-	CA
Total, held-for-sale	247,260	211,412	176,078
Total	$543,857	$456,155	$391,256

(1)
For loans receivable held-for-sale, reflects amounts prior to principal charge-offs.
(2)
For loans receivable held-for-investment, reflects amounts net of specific CECL reserves of $28.8 million.

The ability to finance or sell certain of these unencumbered assets is subject to one or more counterparties’ willingness to finance or purchase such loans.

As of December 31, 2024, our mixed-use real estate owned asset with a carrying value of $143.9 million (including related net lease intangible assets) was pledged as collateral to our term participation facility.

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

On May 10, 2024, we entered into an equity distribution agreement with certain sales agents, pursuant to which we may sell, from time to time, up to an aggregate sales price of $150.0 million of our common stock pursuant to a continuous offering program (the “ATM Agreement”) under our Shelf. Sales of our common stock made pursuant to the ATM Agreement may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. The timing and amount of actual sales will depend on a variety of factors, including market conditions, the trading price of our common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the year ended December 31, 2024, we did not issue any shares of our common stock pursuant to the ATM Agreement, and we incurred $0.5 million of professional and legal fees to establish the program which are included in general and administrative expense on our consolidated statement of operations. As of December 31, 2024, the ATM Agreement has not been utilized, and $150.0 million remained available for issuance of our common stock pursuant to the ATM Agreement.

Liquidity Needs

In addition to our loan origination and acquisition activity, our primary liquidity needs include future fundings to our borrowers on our unfunded loan commitments, interest and principal payments on outstanding borrowings under our financings, operating expenses, accrued management fees, and dividend payments to our stockholders necessary to satisfy REIT dividend requirements. Additionally, certain financial covenants in our financing agreements require us to maintain minimum levels of liquidity. We currently maintain, and seek to maintain, cash and liquidity to comply with minimum liquidity requirements under our financings. We also seek to maintain excess cash and liquidity to meet our primary liquidity needs, which include principal repayment obligations under certain of our secured financings, and seek to meet such liquidity needs through our primary sources of liquidity as noted above.

As of December 31, 2024, we had approximately $606.0 million of indebtedness scheduled to mature in the coming year with no further maturity extension options available on the respective financings. Of such amount, $85.9 million was repaid in January 2025 in connection with the sale of a loan and $275.0 million relates to our real estate owned hotel portfolio. During the years ended December 31, 2024 and 2023, we made deleveraging payments to certain of our financing counterparties in the amounts of $286.1 million and $357.0 million, respectively, and expect to continue to do so as agreed with our lenders or on an as-needed basis. Our ability to make any future deleveraging payments or required principal repayments will depend upon the results of our operating activities, our financial condition, and the overall market conditions in which we operate, among other factors. In addition, as market conditions evolve, we expect to continue to work with our secured financing counterparties as needed to seek adjustments to the timing and amount of any required principal repayment obligations; however, there is no assurance that such counterparties will agree to modify the required amount or timing of such repayments.

As of December 31, 2024, we had aggregate unfunded loan commitments of $498.3 million which is comprised of funding for capital expenditures and construction, leasing costs, and carry costs. The timing of these fundings will vary depending on the progress of capital projects, leasing, and cash flows at the properties securing our loans and equity contributions from our borrowers, if required. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets, but are expected to occur over the remaining loan term. In certain circumstances, conditions to funding may not be met by our borrowers and portions of our unfunded loan commitments may never become eligible to be drawn on.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments as of December 31, 2024 were as follows ($ in thousands):

	Payment Timing
	Total Obligations	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Unfunded loan commitments (1)	$498,306	$251,113	$113,086	$134,107	$-
Unfunded loan commitments for non-accrual, maturity default, risk rated 5 and/or delinquent loans (1)	(109,616)	(3,102)	-	(106,514)	-
Secured financings, term loan agreement, and debt related to real estate owned - principal (2) (3)	4,899,686	1,910,193	2,699,884	289,609	-
Secured financings, term loan agreement, and debt related to real estate owned - interest (2) (3)	548,071	299,766	234,727	13,578	-
Total	$5,836,447	$2,457,970	$3,047,697	$330,780	$-

(1)
The estimated allocation of our unfunded loan commitments for loans receivable held-for-investment is based on the earlier of our expected funding date and the commitment expiration date. As of December 31, 2024, we have $298.9 million of in-place financings to fund our remaining commitments, excluding $2.6 million of approved and undrawn credit capacity based on existing collateral.
(2)
The allocation of our secured financings and secured term loan is based on the earlier of the fully extended maturity date (assuming conditions to extend are met) of each individual corresponding loan receivable or the maximum maturity date under the respective financing agreement, and assumes seven loans that are in maturity default that represent collateral for aggregate borrowings outstanding of $354.1 million that are in maturity default have a contractual obligation to pay in less than one year.
(3)
Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured financing agreements and SOFR in effect as of December 31, 2024 will remain constant into the future. Actual amounts borrowed and rates will vary over time. Our floating rate loans and related liabilities are indexed to SOFR. Totals exclude non-consolidated senior interests.

In certain circumstances, conditions to funding may not be met by our borrowers and portions of our unfunded loan commitments may not become eligible to be drawn on. Of the $498.3 million of unfunded loan commitments for our loans receivable held-for-investment as of December 31, 2024, the following table details the portion of unfunded loan commitments and in-place financings to fund our remaining commitments for loans receivable held-for-investment whereby conditions to funding are not currently being met, including loans on non-accrual status, in maturity default, risk rated 5, and/or which are delinquent in accordance with our revenue recognition policy ($ in thousands):

	Unfunded Loan Commitments	In-place Financing Commitments	Net Loan Commitment
Gross total commitment	$498,306	$298,916	$199,390
Non-accrual, maturity default, risk rated 5 and/or delinquent loans	(109,616)	(68,179)	(41,437)
Net loan commitment	$388,690	$230,737	$157,953

Subject to borrowers meeting future funding conditions provided for in our loan agreements, we expect to fund our $158.0 million of net loan commitments over the remaining maximum term of the related loans, which have a weighted average future funding period of 1.9 years.

We incur to our Manager, payable in cash, a base management fee and incentive fee (to the extent earned), which are generally paid quarterly, in arrears. The tables above do not include the amounts payable to our Manager under the Management Agreement which are reflected as management fee payable - affiliate on our consolidated balance sheet.

Loan Maturities

The following table summarizes the future scheduled repayments of principal for loans receivable held-for-investment as of December 31, 2024 ($ in thousands):

	Initial Maturity		Fully Extended Maturity
Year	Unpaid Principal Balance(1)	Loan Commitment(1)	Unpaid Principal Balance(1)	Loan Commitment(1)
2025	$3,892,684	$4,119,534	$1,455,465	$1,472,326
2026	1,584,116	1,841,720	1,580,800	1,801,386
2027	184,825	198,677	2,117,402	2,375,874
2028	-	-	283,345	283,345
2029	-	-	224,613	227,000
Thereafter	-	-	-	-
Total	$5,661,625	$6,159,931	$5,661,625	$6,159,931

(1)
Excludes $538.7 million in unpaid principal balance and loan commitments of loans receivable held-for-investment that are in maturity default with no available extension options.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash for the years ended December 31, 2024 and 2023 ($ in thousands):

	December 31, 2024	December 31, 2023
Net cash flows provided by operating activities	$84,517	$111,140
Net cash flows provided by (used in) investing activities	779,911	(39,337)
Net cash flows used in financing activities	(945,817)	(205,073)
Net decrease in cash and cash equivalents and restricted cash	$(81,389)	$(133,270)

We experienced a net decrease in cash, cash equivalents, and restricted cash of $81.4 million during the year ended December 31, 2024, compared to a net decrease of $133.3 million during the year ended December 31, 2023.

During the year ended December 31, 2024, we received $647.2 million from loan repayments, received $636.8 million of loan sale proceeds, and received $1.4 billion of proceeds from borrowings under our financing arrangements, net of payments for deferred financing costs. Additionally, we acquired a loan receivable of $100.0 million in connection with a full loan repayment, made $404.7 million of advances on existing loans, made repayments on financings arrangements of $2.3 billion (inclusive of $286.1 million of deleveraging repayments), and made dividend payments of $120.7 million.

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our REIT taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of December 31, 2024, we were in compliance with all REIT requirements.

The following table details the income tax treatment for our common stock dividends:

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Ordinary dividends	50.6%	30.9%	100.0%
Capital gain dividends	0.0%	0.0%	0.0%
Nondividend distributions	49.4%	69.1%	0.0%
Total	100.0%	100.0%	100.0%

See Note 13 - Income Taxes to our consolidated financial statements for additional information about our income taxes.

Off-Balance Sheet Arrangements

As of December 31, 2024, we had no off-balance sheet arrangements aside from those discussed in Note 3 - Loan Portfolio, Note 4 - Equity Method Investment, and Note 14 - Commitments and Contingencies.

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

For our loan portfolio, we perform a quantitative assessment of the impact of CECL primarily using the Weighted Average Remaining Maturity, or WARM, method. The application of the WARM method to estimate a general CECL reserve requires judgment, including the appropriate historical loan loss reference data, the expected timing and amount of future loan fundings and repayments, the current credit quality of our portfolio, and our expectations of performance and market conditions over the relevant time period.

The WARM method requires us to reference historical loan loss data from a comparable data set and apply such loss rate to each of our loans over their expected remaining duration, taking into consideration expected economic conditions over the forecasted timeframe. Our general CECL reserve reflects our forecast of the current and future macroeconomic conditions that may impact the performance of the commercial real estate assets securing our loans and the borrower’s ultimate ability to repay. These estimates include unemployment rates, price indices for commercial properties, and market liquidity, all of which may influence the likelihood and magnitude of potential credit losses for our loans during their expected remaining duration. Additionally, further adjustments may be made based upon loan positions senior to ours, the risk rating of a loan, whether a loan is a construction loan and whether the loan’s initial maturity is near-term, or the economic conditions specific to the property type of a loan’s underlying collateral.

To estimate an annual historical loss rate, we obtained historical loss rate data for loans most comparable to our loan portfolio from a commercial mortgage-backed securities database licensed by a third party, Trepp, LLC, which contains historical loss data from January 1, 1999 through December 31, 2024. We believe this CMBS data is the most relevant, available, and comparable dataset to our portfolio.

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

In certain circumstances, we may determine that a loan is no longer suited for the WARM method due to (i) its unique risk characteristics, (ii) we have deemed the borrower/sponsor to be experiencing financial difficulty and the repayment of the loan’s principal is collateral-dependent and/or (iii) we anticipate assuming legal title/and or physical possession of the underlying collateral property and the fair value of the collateral asset is determined to be below our carrying value. We may instead elect to employ different methods to estimate credit losses that also conform to ASC 326 and related guidance.

For such loans, we would separately measure the specific reserve for each loan by using the estimated fair value of the loan’s collateral. If the estimated fair value of the collateral is less than the carrying value of the loan, an asset-specific reserve is created as a component of our overall current expected credit loss reserve. Specific reserves are equal to the excess of a loan’s carrying value to the estimated fair value of the collateral. If recovery of our investment is expected from the sale of the collateral and such costs will reduce amounts recovered by us, specific reserves are equal to the excess of a loan’s carrying value to the estimated fair value of the collateral less estimated costs to sell.

Fair values used to determine specific reserves are calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach. Estimates of fair values used to determine specific CECL reserves as of December 31, 2024 include assumptions of property specific cash flows over estimated holding periods, assumptions of property redevelopment costs, assumptions of leasing activities, discount rates ranging from 6.0% to 9.5%, and market and terminal capitalization rates ranging from 5.0% to 8.25%. These assumptions are based upon the nature of the properties, recent sales and lease comparables, recent and projected property cash flows, and anticipated real estate and capital market conditions.

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

Real estate assets held-for-investment are evaluated for indicators of impairment on a quarterly basis. Factors that we may consider in our impairment analysis include, among others: (1) significant underperformance relative to historical or anticipated operating results; (2) significant negative industry or economic trends; (3) costs necessary to extend the life or improve the real estate asset; (4) significant increase in competition; and (5) ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows expected to be generated by the real estate asset over the estimated remaining holding period is less than the carrying amount of such real estate asset. Cash flows include operating cash flows and anticipated capital proceeds generated by the sale of the real estate asset. If the sum of such estimated undiscounted cash flows is less than the carrying amount of the real estate asset, an impairment charge is recorded equal to the excess of the carrying value of the real estate asset over its estimated fair value.

When determining the estimated fair value of a real estate asset, we make certain assumptions including consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon our estimate of a capitalization rate and discount rate.

There were no impairments of our real estate owned held-for-investment assets through December 31, 2024.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

In early 2022, the U.S. Federal Reserve began a campaign to combat inflationary pressures by increasing interest rates, ultimately resulting in benchmark interest rates increasing by 5.25% by the end of 2023. Although the U.S. Federal Reserve has reduced benchmark interest rates in recent months as a result of moderating inflation pressures, such benchmark rates remain high relative to recent historical standards. Additionally, the U.S. Federal Reserve has indicated that further changes in benchmark interest rates are dependent upon changes in prices and employment markets. The timing, direction, and extent of any future adjustment to benchmark interest rates by the U.S. Federal Reserve remain uncertain. High benchmark interest rates imposed by the U.S. Federal Reserve may continue to increase our interest expense, negatively impact the ability of our borrowers to service their debt, and reduce the value of the CRE collateral underlying our loans. Conversely, in a period of declining interest rates, the interest income on floating rate investments would decline, while any decline in the interest we are charged on our floating rate debt may not equal or exceed the decrease in interest income and the interest expense we incur.

Rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income.

The following table illustrates as of December 31, 2024 the impact on our net interest income and net interest income per share for loans receivable held-for-investment for the twelve-month period following December 31, 2024, assuming a decrease in SOFR of 50 and 100 basis points and an increase in SOFR of 50 and 100 basis points in the applicable interest rate benchmark (based on SOFR of 4.33% as of December 31, 2024) ($ in thousands, except per share data):

Net Floating		Decrease		Increase
Rate Exposure (1)	Change in	100 Basis Points	50 Basis Points	50 Basis Points	100 Basis Points
$1,258,968	Net interest income	$(1,187)	$(697)	$697	$2,308
	Net interest income per share	$(0.01)	$(0.00)	$0.00	$0.02

(1) Excludes two loans receivable classified as held-for-sale as of December 31, 2024 with an associated financing of $85.9 million.

Risks related to fluctuations in cash flows and asset values associated with movements in interest rates may also contribute to the risk of nonperformance on floating rate assets. In the case of a significant increase in interest rates, the cash flows of the collateral real estate assets to our loans may be insufficient to pay debt service due, which may contribute to nonperformance of our loans. We seek to manage this risk by, among other things, generally requiring our borrowers to acquire interest rate caps from an unaffiliated third-party.

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

Each of our repurchase agreements contain “margin maintenance” provisions, which allow the lender to require the delivery of cash or other assets to reduce the financing amount against loans that have been deemed to have experienced a diminution in value. A substantial deterioration in the commercial real estate capital markets may negatively impact the value of assets financed with lenders that have margin maintenance provisions in their facilities. Certain of our repurchase agreements permit valuation adjustments solely as a result of collateral-specific credit events, while other repurchase agreements contain provisions also allowing our lenders to make margin calls upon the occurrence of adverse changes in the capital markets or as a result of interest rate or spread fluctuations, subject to minimum thresholds, among other factors. As of December 31, 2024, we have not received any margin calls under any of our repurchase agreements.

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

Repayment / Extension Risk

Loans are generally expected to be repaid at maturity, unless the borrower repays early or meets contractual conditions to qualify for a maturity extension. The granting of these extensions may cause a loan’s term to extend beyond the term of its related secured financing. Higher interest rates recently imposed by the U.S. Federal Reserve relative to recent historical standards may lead to an increase in the number of our borrowers who exercise or request additional extension options, or who may become unwilling or unable to make contractual payments when due. Some of our borrowers may experience delays in the execution of their business plans, changes in their capital position and available liquidity, and/or changes in market conditions which may impact the performance of the underlying collateral asset, borrower, or sponsor. Accordingly, this may result in the borrower not meeting certain extension conditions such as minimum debt yield, maximum LTV, and/or the ability of the borrower to purchase replacement interest rate caps. Higher interest rates may also increase the number of our borrowers who may default because, among other things, they may not be able to find replacement financing for our loan. Furthermore, there may be certain instances where, for loans which have been modified, we may not be able to maintain the associated financing on its existing terms. This could have a negative impact on our results of operations, and in some situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

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

Real Estate Risk

The market values of loans secured directly or indirectly by CRE assets are subject to volatility and may be adversely affected by a number of factors, including the interest rate environment; persistent inflation; increases in remote work trends; natural disasters or pandemics; national, regional, local and foreign economic conditions (which may be adversely affected by industry slowdowns and other factors); changes in social conditions; regional or local real estate conditions; geopolitical volatility, changes or continued weakness in specific industry segments; construction quality, age and design; changes to construction costs; demographic factors; changes to building or similar codes and government regulatory requirements (such as rent control and zoning laws); and changes in real property tax rates. In addition, decreases in property values reduce the value of the loan collateral and the potential proceeds available and to a borrower to repay the underlying loans, which could also cause us to suffer losses. We may realize losses related to foreclosures or to the restructuring of the loans in our investment portfolio on terms that may be more favorable to borrowers than those underwritten at origination. We seek to manage these risks through our underwriting, loan structuring, financing structuring and asset management processes.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Claros Mortgage Trust, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Claros Mortgage Trust, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

General Current Expected Credit Loss Reserve - Loan Risk Ratings

As described in Notes 2 and 3 to the consolidated financial statements, the Company’s general current expected credit loss (“CECL”) reserve was $145.5 million on loans receivable held-for-investment and unfunded loan commitments of $6.0 billion as of December 31, 2024. Management arrives at their general CECL reserve using the Weighted Average Remaining Maturity, or WARM method. The application of the WARM method to estimate a general CECL reserve requires judgment, including the appropriate historical loan loss reference data, the expected timing and amount of future loan fundings and repayments, the current credit quality of the portfolio, and management’s expectations of performance and market conditions over the relevant time period. Management evaluates the credit quality of each of the loans receivable on an individual basis and assigns a risk rating at least quarterly. Management developed a loan grading system for all outstanding loans receivable that are collateralized directly or indirectly by real estate. Grading criteria include but are not limited to, as-is or as-stabilized debt yield, term of loan, property type, property or collateral location, loan type, structure, collateral cash flow volatility and other more subjective variables that include, but are not limited to, as-is or as-stabilized collateral value, market conditions, industry conditions, borrower/sponsor financial stability, and borrower/sponsor exit plan. Management utilizes the grading system to determine each loan’s risk of loss and to provide a determination as to whether an individual loan is impaired and whether a specific CECL reserve is necessary.

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

Specific Current Expected Credit Loss Reserve

As described in Notes 2 and 3 to the consolidated financial statements, the Company’s specific CECL reserve was $120.9 million on loans receivable held-for-investment of $663.7 million as of December 31, 2024. In certain circumstances, management may determine that a loan is no longer suited for the WARM method due to (i) its unique risk characteristics, (ii) where management has deemed the borrower/sponsor to be experiencing financial difficulty and the repayment of the loan’s principal is collateral-dependent and/or (iii) management anticipate assuming legal title/and or physical possession of the underlying collateral property and the fair value of the collateral asset is determined to be below the carrying value. Management may instead elect to employ different methods to estimate credit losses that also conform to ASC 326, and related guidance. For such loans, management would separately measure the specific reserve for each loan by using the estimated fair value of the loan’s collateral. Specific reserves are equal to the excess of a loan’s carrying value to the estimated fair value of the collateral. If recovery of the investment is expected from the sale of the collateral and such costs will reduce amounts recovered, specific reserves are equal to the excess to the estimated fair value of the collateral less estimated costs to sell. Fair values used to determine specific CECL reserves are calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach. This includes assumptions of property specific cash flows over estimated holding periods, assumptions of property redevelopment costs, assumptions of leasing activities, discount rates, and market and terminal capitalization rates. These assumptions are based upon the nature of the properties, recent sales and lease comparables, recent and projected property cash flows, and anticipated real estate and capital market conditions.

The principal considerations for our determination that performing procedures relating to the specific CECL reserve is a critical audit matter are (i) the significant judgment by management in estimating the fair value of the collateral used in measuring the specific CECL reserve; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s discount rates, and market and terminal capitalization rate assumptions; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the specific CECL reserve, including controls over the assumptions used to estimate the fair value of the collateral. These procedures also included, among others, testing management’s process for estimating the fair value of the collateral used in measuring the specific CECL reserve. Testing management’s process included (i) the use of professionals with specialized skill and knowledge to assist in evaluating the appropriateness of the valuation methods and evaluating the reasonableness of the discount rates, and market and terminal capitalization rate assumptions and (ii) testing the completeness and accuracy of the underlying data used in the valuation methods.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 19, 2025

We have served as the Company’s auditor since 2015.

Claros Mortgage Trust, Inc.

Consolidated Balance Sheets

($ in thousands, except share data)

	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$99,075	$187,301
Restricted cash	34,425	27,588
Loan principal payments held by servicer	-	11,000
Loans receivable held-for-investment	6,190,292	7,020,383
Less: current expected credit loss reserve	(243,030)	(142,958)
Loans receivable held-for-investment, net	5,947,262	6,877,425
Loans receivable held-for-sale	277,062	261,709
Equity method investment	42,320	42,474
Real estate owned held-for-investment, net	127,140	522,959
Real estate owned held-for-sale	307,020	-
Other assets	132,651	138,905
Total assets	$6,966,955	$8,069,361

Liabilities and Equity
Repurchase agreements	$3,190,339	$3,805,678
Term participation facility	477,584	465,434
Loan participations sold, net	-	120,508
Notes payable, net	236,845	283,341
Secured term loan, net	709,777	712,576
Debt related to real estate owned, net	274,604	289,913
Other liabilities	42,700	47,368
Dividends payable	-	35,328
Management fee payable - affiliate	27,020	9,315
Total liabilities	4,958,869	5,769,461

Commitments and Contingencies - Note 14

Equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 139,362,657 and 138,745,357 shares issued and 139,362,657 and 138,745,357 shares outstanding at December 31, 2024 and 2023, respectively	1,394	1,387
Additional paid-in capital	2,740,014	2,725,217
Accumulated deficit	(733,322)	(426,704)
Total equity	2,008,086	2,299,900
Total liabilities and equity	$6,966,955	$8,069,361

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Operations

($ in thousands, except share and per share data)

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Revenue
Interest and related income	$601,409	$697,874	$470,668
Less: interest and related expense	440,344	470,512	246,937
Net interest income	161,065	227,362	223,731
Revenue from real estate owned	87,350	79,190	63,470
Total net revenue	248,415	306,552	287,201

Expenses
Management fees - affiliate	36,230	38,153	39,461
Incentive fees - affiliate	-	1,558	-
General and administrative expenses	15,707	16,605	18,686
Stock-based compensation expense	18,101	16,599	7,457
Real estate owned:
Operating expenses	57,835	49,502	41,982
Interest expense	26,612	23,630	14,170
Depreciation and amortization	10,489	9,287	8,041
Total expenses	164,974	155,334	129,797

Gain on sale of loan	-	575	30,090
Proceeds from interest rate cap	1,297	6,101	495
Unrealized (loss) gain on interest rate cap	(1,406)	(5,157)	6,042
Gain on foreclosure of real estate owned	-	4,162	-
(Loss) income from equity method investment	(154)	594	2,485
(Loss) gain on extinguishment of debt	(4,135)	2,217	-
Loss on real estate owned held-for-sale	(80,461)	-	-
Provision for current expected credit loss reserve	(212,620)	(153,683)	(84,361)
Valuation adjustment for loans receivable held-for-sale	(7,227)	-	-

Net (loss) income	(221,265)	6,027	112,155
Net income attributable to non-controlling interests	-	-	91
Net (loss) income attributable to common stock	$(221,265)	$6,027	$112,064

Net (loss) income per share of common stock:
Basic and diluted	$(1.60)	$0.02	$0.79
Weighted average shares of common stock outstanding:
Basic and diluted	139,225,441	138,617,043	139,306,311

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Changes in Equity

($ in thousands, except share data)

	Common Stock		Additional		Non-
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Controlling Interests	Total Equity
Balance at December 31, 2021	139,840,088	$1,400	$2,726,190	$(160,959)	$37,636	$2,604,267
Repurchased shares	(1,463,944)	-	(21,398)	-	-	(21,398)
Offering costs	-	-	(30)	-	-	(30)
Contributions from non-controlling interests	-	-	-	-	906	906
Stock-based compensation expense	-	-	7,554	-	-	7,554
Dividends declared	-	-	-	(208,350)	-	(208,350)
Net income	-	-	-	112,064	91	112,155
Deconsolidation of subsidiary	-	-	-	-	(38,633)	(38,633)
Balance at December 31, 2022	138,376,144	$1,400	$2,712,316	$(257,245)	$-	$2,456,471
Retirement of treasury shares	-	(17)	17	-	-	-
Stock-based compensation expense	369,213	4	16,781	-	-	16,785
Payments for withholding taxes upon delivery of stock-based awards	-	-	(3,897)	-	-	(3,897)
Dividends declared	-	-	-	(175,486)	-	(175,486)
Net income	-	-	-	6,027	-	6,027
Balance at December 31, 2023	138,745,357	$1,387	$2,725,217	$(426,704)	$-	$2,299,900
Stock-based compensation expense	617,300	7	18,286	-	-	18,293
Payments for withholding taxes upon delivery of stock-based awards	-	-	(3,489)	-	-	(3,489)
Dividends declared	-	-	-	(85,353)	-	(85,353)
Net loss	-	-	-	(221,265)	-	(221,265)
Balance at December 31, 2024	139,362,657	$1,394	$2,740,014	$(733,322)	$-	$2,008,086

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

($ in thousands)

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Cash flows from operating activities
Net (loss) income	$(221,265)	$6,027	$112,155
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Accretion of fees and discounts on loans receivable	(19,793)	(22,809)	(24,763)
Accretion of fees on interests in loans receivable	-	-	(204)
Amortization of deferred financing costs	23,904	22,974	20,454
Non-cash stock-based compensation expense	18,286	16,781	7,554
Depreciation and amortization on real estate owned and in-place lease values	10,489	9,287	8,041
Amortization of above and below market lease values, net	1,416	708	-
Unrealized loss (gain) on interest rate cap	1,406	5,157	(6,042)
Loss (income) from equity method investment	154	(594)	(2,485)
Distribution from equity method investment	-	-	816
Loss (gain) on extinguishment of debt	4,135	(2,217)	-
Gain on sale of loan	-	(575)	(30,090)
Loss on real estate owned held-for-sale	80,461	-	-
Gain on foreclosure of real estate owned	-	(4,162)	-
Non-cash advances on loans receivable in lieu of interest	(41,318)	(63,632)	(78,452)
Non-cash advances on interests in loans receivable in lieu of interest	-	-	(2,427)
Non-cash advances on secured financings in lieu of interest	8,479	3,858	529
Repayment of non-cash advances on loans receivable in lieu of interest	23,051	23,910	21,609
Repayment of non-cash advances on interests in loans receivable in lieu of interest	-	-	13,178
Provision for current expected credit loss reserve	212,620	153,683	84,361
Valuation adjustment for loans receivable held-for-sale	7,227	-	-
Changes in operating assets and liabilities:
Other assets	(42,161)	(36,140)	(25,757)
Other liabilities	(279)	(564)	12,602
Management fee payable - affiliate	17,705	(552)	(51)
Net cash provided by operating activities	84,517	111,140	111,028

Cash flows from investing activities
Loan originations, acquisitions and advances, net of fees	(504,704)	(769,710)	(2,597,799)
Advances of interests in loans receivable	-	-	(14,653)
Advances on loans receivable held-for-sale	(2,961)	-	-
Repayments of loans receivable	647,151	550,060	1,539,364
Repayments of interests in loans receivable	-	-	165,468
Proceeds from sales of loans receivable	636,821	186,683	132,151
Extension and exit fees received from loans receivable	4,958	2,492	6,625
Extension and exit fees received from interests in loans receivable	-	-	502
Deconsolidation of subsidiary	-	-	(515)
Cash and restricted cash acquired from assignment-in-lieu of foreclosure of real estate owned	-	256	-
Payment of transaction costs from assignment-in-lieu of foreclosure of real estate owned	-	(7,024)	-
Reserves and deposits held for loans receivable	(5)	(1)	(2,102)
Capital expenditures on real estate owned	(1,349)	(2,093)	(2,343)
Net cash provided by (used in) investing activities	779,911	(39,337)	(773,302)

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

($ in thousands)

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Cash flows from financing activities
Offering costs	-	-	(300)
Repurchase of common stock	-	-	(21,398)
Contributions from non-controlling interests	-	-	906
Payments for withholding taxes upon delivery of stock-based awards	(3,489)	(3,897)	-
Dividends paid	(120,681)	(192,159)	(208,090)
Proceeds from secured financings	1,465,498	1,027,847	2,248,013
Payment of deferred financing costs	(16,545)	(13,511)	(24,104)
Payment of exit fees on secured financing	-	(13)	-
Purchase of interest rate cap	(521)	-	-
Repayments of secured financings	(2,247,452)	(996,404)	(1,311,103)
Repayments of secured term loan	(7,627)	(26,936)	(7,627)
Repayments of debt related to real estate owned	(15,000)	-	-
Net cash (used in) provided by financing activities	(945,817)	(205,073)	676,297

Net (decrease) increase in cash, cash equivalents and restricted cash	(81,389)	(133,270)	14,023
Cash, cash equivalents and restricted cash, beginning of period	214,889	348,159	334,136
Cash, cash equivalents and restricted cash, end of period	$133,500	$214,889	$348,159

Cash and cash equivalents, end of period	99,075	$187,301	$306,456
Restricted cash, end of period	34,425	27,588	41,703
Cash, cash equivalents and restricted cash, end of period	$133,500	$214,889	$348,159

Supplemental disclosure of cash flow information:
Cash paid for interest	$439,364	$465,911	$227,631

Supplemental disclosure of non-cash investing and financing activities:
Dividends accrued	$-	$35,328	$52,001
Loan principal payments held by servicer	$-	$11,000	$-
Accrued deferred financing costs	$648	$-	$3,750
Accrued loan sale transaction costs	$44	$-	$-
Accrued loans receivable held-for-investment extension fees	$-	$341	$-
Deposits applied against loan sale proceeds	$-	$-	$14,761
Deconsolidation of subsidiary:
Loan receivable	$-	$-	$78,507
Other assets	-	-	17
Other liabilities	-	-	(130)
Management fee payable - affiliate	-	-	(65)
Net carrying value of deconsolidated subsidiary's net assets	$-	$-	$78,329
Real estate acquired in assignment-in-lieu of foreclosure	$-	$128,563	$-
Lease intangibles, net acquired in assignment-in-lieu of foreclosure	$-	$20,080	$-
Working capital acquired in assignment-in-lieu of foreclosure	$-	$(6,623)	$-
Settlement of loans receivable in assignment-in-lieu of foreclosure	$-	$(208,797)	$-

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

We consolidate all entities that are controlled either through majority ownership or voting rights. We also identify entities for which control is achieved through means other than through voting rights (a variable interest entity or “VIE”) using the analysis as set forth in Accounting Standards Codification (“ASC”) 810, Consolidation of Variable Interest Entities, and determine when and which variable interest holder, if any, should consolidate the VIE. We do not have any consolidated variable interest entities as of December 31, 2024 and 2023. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Loans Receivable Held-for-Investment

Loans that we have originated or acquired and have the intent and ability to hold to maturity or payoff are reported at their unpaid principal balances net of any unamortized deferred fees and discounts and expected credit loss reserves, if applicable. Loan origination, extension, and exit fees are deferred and recognized in interest income over the estimated life of the loans using the effective interest method, adjusted for actual prepayments.

Loans Receivable Held-for-Sale

Loans that we have originated or acquired and for which we have an intent and ability to sell are classified as loans receivable held-for-sale and are reflected on our consolidated balance sheet at the lower of amortized cost or estimated fair value. If upon reclassification to held-for-sale the estimated value of expected sale proceeds is below the loan’s amortized cost generally as a result of a diminution in the value of the collateral asset, a specific CECL reserve is recorded and subsequently charged-off in the period in which we have determined the loan meets the held-for-sale criteria. Once a loan is classified as held-for-sale, subsequent adjustments to the fair value of such loan are reflected within valuation adjustment for loans receivable held-for-sale on our consolidated statements of operations.

Non-cash Advances in Lieu of Interest

We hold certain loans whereby a portion of the loan’s unfunded commitment may be used to satisfy monthly debt service, so long as certain conditions are met. As a result, such loan’s unpaid principal balance increases on the interest payment date and we do not receive cash. This feature is referred to as non-cash advance in lieu of interest, and the increase in unpaid principal balance is reflected in the operating section of our consolidated statements of cash flows, as opposed to the investing section as if the cash had been directly advanced to a borrower. We also have certain financings that allow for non-cash advances in lieu of interest, and the increase in unpaid principal balance is reflected in the operating section of our consolidated statements of cash flows, as opposed to the financing section as if cash had been directly received by us. In either case, repayments of non-cash advances in lieu of interest for both our loans receivable and our financings are reflected in the operating section of our consolidated statements of cash flows, except if the loan receivable is sold, in which case all proceeds from the loan sale are reflected in the investing section of our consolidated statements of cash flows.

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

General CECL Reserve

Our loans are typically collateralized by real estate, or in the case of mezzanine loans, by an equity interest in an entity that owns real estate. We consider key credit quality indicators in underwriting loans and estimating credit losses, including: the capitalization of borrowers and sponsors; the expertise of the borrowers and sponsors in a particular real estate sector and geographic market; collateral type; geographic region; use and occupancy of the property; property market value; loan-to-value (“LTV”) ratio; loan amount and lien position; our risk ratings; and prior experience with the borrower/sponsor. This information is used to assess the financial and operating capability, experience and profitability of the borrower/sponsor. Ultimate repayment of our loans is sensitive to interest rate changes, general economic conditions, liquidity, LTV ratio, existence of a liquid investment sales market for commercial properties, and availability of replacement financing.

We regularly evaluate on a loan-by-loan basis, the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, the financial and operating capability of the borrower/sponsor, the financial strength of loan guarantors, if any, and the overall economic environment, real estate sector, the geographic sub-market in which the borrower operates. Such analyses are completed and reviewed by asset management personnel and evaluated by senior management on at least a quarterly basis, utilizing various data sources, including, to the extent available, (i) periodic financial data such as property occupancy,

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections, (iii) sales and financing comparables, (iv) current credit spreads for refinancing and (v) other relevant market data.

We primarily arrive at our general CECL reserve using the Weighted Average Remaining Maturity, or WARM method, which is considered an acceptable loss rate method for estimating CECL reserves by the Financial Accounting Standards Board (“FASB”). The application of the WARM method to estimate a general CECL reserve requires judgment, including the appropriate historical loan loss reference data, the expected timing and amount of future loan fundings and repayments, the current credit quality of our portfolio, and our expectations of performance and market conditions over the relevant time period.

The WARM method requires us to reference historical loan loss data from a comparable data set and apply such loss rate to each of our loans over their expected remaining duration, taking into consideration expected economic conditions over the forecasted timeframe. Our general CECL reserve reflects our forecast of the current and future macroeconomic conditions that may impact the performance of the commercial real estate assets securing our loans and the borrower’s ultimate ability to repay. These estimates include unemployment rates, price indices for commercial properties, and market liquidity, all of which may influence the likelihood and magnitude of potential credit losses for our loans during their expected remaining duration. Additionally, further adjustments may be made based upon loan positions senior to ours, the risk rating of a loan, whether a loan is a construction loan and whether the loan’s initial maturity is near-term, or the economic conditions specific to the property type of a loan’s underlying collateral.

To estimate an annual historical loss rate, we obtained historical loss rate data for loans most comparable to our loan portfolio from a commercial mortgage-backed securities database licensed by a third party, Trepp, LLC, which contains historical loss data from January 1, 1999 through December 31, 2024. We believe this CMBS data is the most relevant, available, and comparable dataset to our portfolio.

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
4.
High Risk/Potential for Loss: A loan that has a risk of realizing a principal loss
5.
Impaired/Loss Likely: A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss

Specific CECL Reserve

In certain circumstances, we may determine that a loan is no longer suited for the WARM method due to (i) its unique risk characteristics, (ii) we have deemed the borrower/sponsor to be experiencing financial difficulty and the repayment of the loan’s principal is collateral-dependent and/or (iii) we anticipate assuming legal title/and or physical possession of the underlying collateral property and the fair value of the collateral asset is determined to be below our carrying value. We may instead elect to employ different

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

methods to estimate credit losses that also conform to ASC 326 and related guidance. For such loans, we would separately measure the specific reserve for each loan by using the estimated fair value of the loan’s collateral. If the estimated fair value of the collateral is less than the carrying value of the loan, an asset-specific reserve is created as a component of our overall current expected credit loss reserve. Specific reserves are equal to the excess of a loan’s carrying value to the estimated fair value of the collateral. If recovery of our investment is expected from the sale of the collateral and such costs will reduce amounts recovered by us, specific reserves are equal to the excess of a loan’s carrying value to the estimated fair value of the collateral less estimated costs to sell.

If we have determined that a loan or a portion of a loan is uncollectible, we will write off the amount deemed uncollectible through an adjustment to our CECL reserve. If we have determined that accrued interest receivable previously recognized under our revenue recognition policy is uncollectible, we will either reverse such amount against interest income or write off such amount through an adjustment to our CECL reserve. Significant judgment is required in determining impairment and in estimating the resulting credit loss reserve, and actual losses, if any, could materially differ from those estimates.

See Note 3 - Loan Portfolio - Current Expected Credit Losses for further detail.

Financial Instruments

Financial instruments held by us include cash and cash equivalents, restricted cash, loan principal payments held by servicer, loans receivable held-for-investment, loans receivable held-for-sale, other assets, other liabilities, dividends payable, management fee payable - affiliate, repurchase agreements, term participations, notes payable, loan participations sold, secured term loans and debt related to real estate owned. The estimated fair value of cash and cash equivalents, restricted cash, loan principal payments held by servicer, other assets (excluding the fair value of our interest rate cap), other liabilities, dividends payable, and management fee payable - affiliate approximates their current carrying amount.

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

Real Estate Owned (and Related Debt)

We may assume legal title and/or physical possession of the underlying collateral property of a defaulted loan through foreclosure, a deed-in-lieu of foreclosure, or an assignment-in-lieu of foreclosure. If we intend to hold, operate or develop the property for a period of at least 12 months, the asset is classified as real estate owned, net on our consolidated balance sheets. Real estate owned is initially recorded at estimated fair value and is subsequently presented net of accumulated depreciation. Depreciation is computed using a straight-line method over estimated useful lives ranging from 5 to 40 years and is recognized in depreciation and amortization expense on our consolidated statements of operations. If the held-for-sale criteria prescribed by ASC 360, Property, Plant, and Equipment, are met, the asset is classified as real estate owned held-for-sale and reflected at the lower of amortized cost and fair value less estimated transaction costs on our consolidated balance sheets. Once classified as real estate owned held-for-sale, we cease recognition of the related depreciation and amortization.

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

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

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

Real estate assets held-for-investment are evaluated for indicators of impairment on a quarterly basis. Factors that we may consider in our impairment analysis include, among others: (1) significant underperformance relative to historical or anticipated operating results; (2) significant negative industry or economic trends; (3) costs necessary to extend the life or improve the real estate asset; (4) significant increase in competition; and (5) ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows expected to be generated by the real estate asset over the estimated remaining holding period is less than the carrying amount of such real estate asset. Cash flows include operating cash flows and anticipated capital proceeds generated by the sale of the real estate asset. If the sum of such estimated undiscounted cash flows is less than the carrying amount of the real estate asset, an impairment charge is recorded equal to the excess of the carrying value of the real estate asset over its estimated fair value. When determining the estimated fair value of a real estate asset, we make certain assumptions including consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon our estimate of a capitalization rate and discount rate. There were no impairments of our real estate owned held-for-investment assets through December 31, 2024.

Debt assumed in a foreclosure, deed-in-lieu of foreclosure, or assignment-in-lieu of foreclosure of real estate is recorded at its estimated fair value at the time of the acquisition and is subsequently presented net of unamortized deferred financing costs. As of December 31, 2024, debt related to real estate owned is partial recourse to us.

See Note 5 - Real Estate Owned for further detail of our real estate owned assets.

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

At each reporting period we assess whether there are any indicators of other-than-temporary impairment of our equity investments. There were no other-than-temporary impairments of our equity method investment through December 31, 2024.

Derivative Financial Instruments

In the normal course of business, we are exposed to the effect of interest rate changes and may undertake one or more strategies to limit these risks through the use of derivatives. We may use derivatives to reduce the impact that changes in interest rates will have on our floating rate assets and floating rate liabilities. Such derivatives may consist of interest rate swaps, caps, collars, and floors.

As of December 31, 2024 and 2023, our only derivative is our interest rate cap, which is recognized on our consolidated balance sheets at fair value within other assets. To determine the fair value of our interest rate cap, we use a variety of methods and assumptions that are based on market conditions as of the balance sheet date, such as discounted cash flows and option-pricing models.

We have not designated any derivatives as hedges to qualify for hedge accounting for financial reporting purposes and fluctuations in the fair value of derivatives have been recognized as an unrealized gain or loss on interest rate cap in our consolidated statements of operations. Payments received from our counterparties in connection with our interest rate cap are recognized as proceeds from interest rate cap on our consolidated statements of operations.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Other Assets

Other assets generally include interest receivable, net of general CECL reserves related to interest receivable for loans subsequently placed on non-accrual status, miscellaneous receivables, prepaid expenses, deferred tax asset (net of any valuation allowance), deferred financing costs, net related to certain of our secured financings, interest rate cap at fair value, and certain lease intangible assets, net.

Deferred Financing Costs

Deferred financing costs included within other assets on our consolidated balance sheets include costs related to the establishment and ongoing operations of our repurchase agreements, term participation facility, and short-term funding facility. These costs are amortized as interest expense using the straight-line method over the contractual term of the repurchase agreements or the contractual term of the collateral asset for the term participation facility. Such amounts may include fees paid to the financing counterparty when financing a specific asset.

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

Term Participation Facility

We finance certain of our loans receivable using our term participation facility, which allows us to sell senior interests in such loans to our counterparty. Such arrangements are accounted for as secured financings under GAAP and are presented as a liability on our consolidated balance sheets. Borrowings under the term participation facility are partially recourse to us.

Loan Participations Sold, Net

We may finance certain of our loans via the sale of a participation in such loan to a counterparty. However, we present the loan participation sold as a liability, net of any unamortized deferred financing costs on our consolidated balance sheets when the arrangement does not qualify as a sale under GAAP.

Notes Payable, Net

We finance certain of our loans receivable using direct financing, collateralized by the loans receivable, which are presented as liability net of any unamortized deferred financing costs on our consolidated balance sheets. Certain of our notes payable are partially recourse to us.

Secured Term Loan, Net

Our secured term loan is collateralized by a pledge of equity in certain subsidiaries and their related assets and is presented on our consolidated balance sheets net of any unamortized original issue discount. Generally, transaction expenses incurred in connection with obtaining or modifying our secured term loan are deferred and recognized as interest expense over the life of the loan using the effective interest method.

Other Liabilities

Other liabilities include interest payable, accrued expenses, general CECL reserve related to our unfunded loan commitments, reserves and deposits held for loans receivable, and below market lease values, net.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Revenue Recognition

Interest income from loans receivable is recorded on the accrual basis based on the unpaid principal balance and the contractual terms of the loans. Fees, premiums, discounts and direct costs associated with these loans are initially deferred and recognized as an adjustment to unpaid principal balance until the loan is advanced and are then amortized or accreted into interest income over the term of the loan as an adjustment to yield using the effective interest method based on expected cash flows through the expected recovery period. Income accrual may be suspended for loans when we determine that the payment of income and/or principal is no longer probable. Once income accrual is suspended, any previously recognized interest income deemed uncollectible is either reversed against interest income or reserved for under our CECL reserve. Factors considered when making this determination include, but are not limited to, our assessment of the underlying collateral value, delinquency in excess of 90 days, and overall market conditions. While on non-accrual status, based on our estimation as to collectability of principal, payments received from the borrower are either accounted for on a cash basis, where interest income is recognized only upon actual receipt of cash, or on a cost-recovery basis, where all cash receipts reduce a loan’s carrying value. If and when a loan is brought back into compliance with its contractual terms, and we have determined that the borrower has demonstrated an ability and willingness to continue to make contractually required payments related to the loan, we resume accrual of interest.

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

Stock-Based Compensation Expense

Stock-based compensation expense consists of time-based awards issued to persons employed by or otherwise associated with our Manager and/or its affiliates. Stock-based compensation expense is recognized in earnings on a straight-line basis over the applicable award’s vesting period. Forfeitures of stock-based compensation awards are recognized as they occur.

Common Stock

Common stock issued and outstanding excludes Restricted Stock Units (“RSUs”) which have not been delivered, regardless of vesting status. Fully vested RSUs are included in the calculation of basic and diluted weighted average shares outstanding and receive dividends declared on common stock.

Repurchased Shares

We account for the repurchases of our common stock based on the settlement date. Payments for common stock repurchases that are not yet settled as of the reporting date are included in other assets on our consolidated balance sheets. As of December 31, 2024, all repurchased shares of our common stock have been retired.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Reportable Segments

We have determined that our Chief Operating Decision Maker (“CODM”) is J. Michael McGillis, our Chief Financial Officer, President, and Director. For the year ended December 31, 2023, as a result of obtaining title to an additional real estate owned asset through an assignment-in-lieu of foreclosure and the performance of our real estate owned assets, our CODM determined that we have two operating segments and two reporting segments, with activities related to investing in income-producing loans collateralized by institutional quality commercial real estate and activities related to the operations of our real estate owned assets. See Note 3 - Loan Portfolio for further detail of our loan portfolio, Note 5 - Real Estate Owned for further detail of our real estate owned assets, and Note 15 - Segment Reporting for further detail of segment profit and loss.

Recent Accounting Guidance

The FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses” (“ASU 2024-03”). The standard provides improvements to disclosure of the nature of expenses included in the statement of operations via tabular disclosure in the footnotes that disaggregates relevant expenses into certain expense categories. Further, the FASB issued ASU 2025-01, “Clarifying the Effective Date,” which clarifies the effective date of ASU 2024-03. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The adoption of ASU 2024-03 is not expected to have a material impact on our consolidated financial statements.

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

The FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The standard provides improvements to reportable segment disclosure requirements for annual and interim reporting, primarily through enhanced disclosures about significant segment expenses and measures of segment profit or loss. The standard is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024. As such, we have adopted ASU 2023-07 retrospectively for all periods presented. See Note 15 - Segment Reporting for further detail of segment profit and loss.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Note 3. Loan Portfolio

Loans Receivable

Our loan receivable held-for-investment portfolio as of December 31, 2024 was comprised of the following loans ($ in thousands, except for number of loans):

	Number of Loans	Loan Commitment(1)	Unpaid Principal Balance	Carrying Value (2)	Weighted Average Spread(3)	Weighted Average Interest Rate(4)
Loans receivable held-for-investment
Variable:
Senior loans(5)	49	$6,571,059	$6,072,753	$5,942,843	+ 3.62%	7.20%
	49	6,571,059	6,072,753	5,942,843	+ 3.62%	7.20%
Fixed:
Senior loans(5)	1	$1,651	$1,651	$1,651	N/A	0.00%
Subordinate loans	2	125,886	125,886	124,878	N/A	8.44%
	3	127,537	127,537	126,529		8.33%
Total/Weighted Average	52	$6,698,596	$6,200,290	$6,069,372	N/A	7.22%
General CECL reserve				(122,110)
Loans receivable held-for-investment, net				$5,947,262

(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Net of specific CECL reserves of $120.9 million.
(3)
The weighted average spread is expressed as a spread over the relevant floating benchmark rates. One-month term Secured Overnight Financing Rate (“SOFR”) as of December 31, 2024 was 4.33%. Weighted average is based on unpaid principal balance as of December 31, 2024. For loans placed on non-accrual, the spread used in calculating the weighted average spread is 0%.
(4)
Reflects the weighted average interest rate based on the applicable floating benchmark rate (if applicable), including SOFR floors (if applicable). Weighted average is based on unpaid principal balance as of December 31, 2024 and includes loans on non-accrual status. For loans placed on non-accrual, the spread used in calculating the weighted average interest rate is 0%.
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

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Activity relating to our loans receivable held-for-investment portfolio for the years ended December 31, 2024 and 2023 ($ in thousands):

	Unpaid Principal Balance	Deferred Fees and Discounts	Specific CECL Reserve	Carrying Value (1)
Balance at December 31, 2023	$7,044,524	$(24,141)	$(72,587)	$6,947,796
Loan receivable acquired in connection with a full loan repayment	100,007	(2,278)	-	97,729
Advances on existing loans receivable	406,975	-	-	406,975
Non-cash advances in lieu of interest	41,318	-	-	41,318
Origination fees, extension fees and exit fees	-	(4,618)	-	(4,618)
Repayments of loans receivable	(636,151)	-	-	(636,151)
Repayments of non-cash advances in lieu of interest	(23,051)	-	-	(23,051)
Accretion of fees and discounts	-	19,793	-	19,793
Sales of loans receivable	(60,256)	207	440	(59,609)
Provision for specific CECL reserve	-	-	(124,022)	(124,022)
Transfer to loans held-for-sale	(673,076)	1,039	75,249	(596,788)
Balance at December 31, 2024	$6,200,290	$(9,998)	$(120,920)	$6,069,372
General CECL reserve				(122,110)
Carrying Value				$5,947,262

(1)
Balance at December 31, 2023 does not include general CECL reserve.

	Unpaid Principal Balance	Deferred Fees	Specific CECL Reserve	Carrying Value (1)
Balance at December 31, 2022	$7,538,525	$(49,451)	$(60,300)	$7,428,774
Initial funding of new loan origination	101,059	-	-	101,059
Advances on existing loans	668,651	-	-	668,651
Non-cash advances in lieu of interest	61,699	1,933	-	63,632
Origination fees, extension fees and exit fees (2)	-	(2,833)	-	(2,833)
Repayments of loans receivable	(561,060)	-	-	(561,060)
Repayments of non-cash advances in lieu of interest	(23,910)	-	-	(23,910)
Accretion of fees	-	22,809	-	22,809
Provision for specific CECL reserve	-	-	(159,648)	(159,648)
Sales of loans receivable	(260,110)	1,045	72,958	(186,107)
Transfer to loans held-for-sale	(271,533)	2,356	7,468	(261,709)
Transfer to real estate owned (See Note 5)	(208,797)	-	66,935	(141,862)
Balance at December 31, 2023	$7,044,524	$(24,141)	$(72,587)	$6,947,796
General CECL reserve				(70,371)
Carrying Value				$6,877,425

(1)
Balance at December 31, 2022 does not include general CECL reserve.
(2)
Includes $341,000 of extension fees earned prior to December 31, 2023 which were received in January 2024.

During the year ended December 31, 2024, we received the full repayment of a risk rated 4 office loan with an unpaid principal balance of $122.5 million. In connection with this repayment, we received cash proceeds of $25.1 million and acquired a loan receivable with a total unpaid principal balance of $100.0 million secured by a retail and entertainment property located in New Jersey and other forms of credit support.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Sales of Loans Receivable

The following table summarizes loans receivable held-for-sale as of December 31, 2024 and 2023, and loans receivable sold during the year ended December 31, 2024 ($ in thousands):

Property Type	Location	Loan Commitment	Unpaid Principal Balance	Carrying Value Before Principal Charge-Off	Principal Charge-Off	Held-For-Sale Carrying Value (1)	Risk Rating (2)
For Sale Condo (6)	CA	$247,260	$211,412	$211,412	$(28,107)	$176,078	4
Hospitality (4)	CA	101,059	101,059	101,299	(315)	100,984	3
Total held-for-sale, December 31, 2024		$348,319	$312,471	$312,711	$(28,422)	$277,062

Multifamily (5)	NV	$60,255	$60,255	$60,049	$(440)	$59,609	3
Multifamily (5)	CO	115,000	115,000	115,173	(3,657)	111,516	3
Land (5)	FL	30,200	30,200	30,351	(343)	30,008	3
Multifamily (7)	CA	260,899	216,045	214,443	(42,827)	171,616	4
For Sale Condo (3)	FL	160,000	158,180	157,346	-	157,346	2
Multifamily (3)	FL	77,115	76,580	76,275	-	76,275	3
Mixed-Use (3) (8)	FL	141,791	36,773	35,556	(7,468)	28,088	3
Total sold, year ended December 31, 2024		$845,260	$693,033	$689,193	$(54,735)	$634,458

(1)
For loans sold during a quarter which were not previously reflected as held-for-sale, amount reflects carrying value of the loan receivable upon sale.
(2)
Reflects risk rating of the loan receivable prior to the loan sale or reclassification to held-for-sale.
(3)
Loan classified as held-for-sale as of December 31, 2023 and sold in January 2024.
(4)
Loan sold in January 2025.
(5)
Loan sold during the quarter ended December 31, 2024.
(6)
Upon reclassification to held-for-sale as of September 30, 2024, we recognized an additional $23.2 million charge-off of accrued interest receivable. The principal charge-offs were attributable to the delinquency of the loan and its $35.8 million of remaining unfunded commitments. During the three months ended December 31, 2024, we recognized a further adjustment to the held-for-sale carrying value of $7.2 million as a result of additional protective advances made and a reduction in anticipated proceeds from the sale, which is reflected as a valuation adjustment for loans receivable held-for-sale on our consolidated statement of operations. Effective October 1, 2024, this loan was placed on non-accrual status.
(7)
Principal charge-off attributable to the construction status of the loan’s collateral asset and its $44.9 million of remaining unfunded commitments. During the three months ended June 30, 2024, we recorded an additional principal charge-off of $0.6 million relating to transaction costs incurred. The loan was on non-accrual status effective October 1, 2023 and was sold in April 2024.
(8)
Principal charge-off attributable to the construction status of the loan’s collateral asset and its $105.0 million of remaining unfunded commitments.

During the year ended December 31, 2023, we sold a senior loan collateralized by a portfolio of multifamily properties located in San Francisco, CA. We obtained a true-sale-at-law opinion and determined the transaction constituted a sale. Concurrent with the sale, we entered into an agreement with the transferee which provides for a share of cash flows from the senior loan upon the transferee meeting certain financial metrics. As of December 31, 2024, we have not recognized any value to this interest on our consolidated financial statements.

Modifications of Loans Receivable Held-for-Investment

As of December 31, 2024, we agreed to a modification of a multifamily loan receivable with an unpaid principal balance of $390.0 million which primarily provides for (i) a discounted loan payoff of $350.0 million, contingent on the borrower meeting prescribed conditions within a certain timeframe, (ii) an extension of the maturity date from November 1, 2024 to August 1, 2025, (iii) a curtailment of existing maturity extension options, and (iv) partial deferral of monthly debt service payments until maturity. As the fair value of the collateral asset exceeds our carrying value of the loan receivable, we reserved for this contingent discounted loan payoff within our general CECL reserve and reflect this loan as risk rated 4.

During the year ended December 31, 2024, we modified a mixed-use loan receivable with an unpaid principal balance of $75.5 million, resulting in a $7.2 million principal repayment and the remaining $68.3 million principal being bifurcated into a $30.0 million loan secured by a retail property and a $38.3 million unsecured personal loan, both of which are accompanied by additional credit support.

During the year ended December 31, 2023, we modified a loan with a borrower that was experiencing financial difficulties, resulting in a maturity extension to June 10, 2024. As of December 31, 2024, the loan had total commitments and an amortized cost basis of $78.6 million, represents approximately 1.3% of total loans receivable held-for-investment, based on carrying value net of

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

specific CECL reserves, is current on interest payments, is in maturity default, and is risk rated 4. The loan is considered in determining our general CECL reserve.

During the year ended December 31, 2022, we modified a loan with a borrower that was experiencing financial difficulties, resulting in a decrease in the index rate floor from 1.57% to 1.00% and modified extension requirements. During the year ended December 31, 2023, we further modified this loan to provide for an initial maturity extension to September 18, 2023. As of December 31, 2024, the loan had total commitments and an amortized cost basis of $87.8 million, represents approximately 1.4% of total loans receivable held-for-investment, based on carrying value net of specific CECL reserves, is current on interest payments, is in maturity default, and is risk rated 4. The loan is considered in determining our general CECL reserve.

Concentration of Risk

The following table presents our loans receivable held-for-investment by loan type, as well as property type and geographic location of the properties collateralizing these loans as of December 31, 2024 and 2023 ($ in thousands):

	December 31, 2024		December 31, 2023
Loan Type	Carrying Value (1)	Percentage	Carrying Value (2)	Percentage
Senior loans(3)	$5,944,494	98%	$6,792,666	98%
Subordinate loans	124,878	2%	155,130	2%
	$6,069,372	100%	$6,947,796	100%
General CECL reserve	(122,110)		(70,371)
	$5,947,262		$6,877,425

Property Type	Carrying Value (1)	Percentage	Carrying Value (2)	Percentage
Multifamily	$2,584,728	43%	$2,829,436	41%
Hospitality	1,129,666	19%	1,339,067	19%
Office	859,085	14%	961,744	14%
Mixed-Use(4)	541,311	9%	596,919	9%
Land	488,643	8%	518,252	7%
Other	465,939	7%	482,582	7%
For Sale Condo	-	0%	219,796	3%
	$6,069,372	100%	$6,947,796	100%
General CECL reserve	(122,110)		(70,371)
	$5,947,262		$6,877,425

Geographic Location	Carrying Value (1)	Percentage	Carrying Value (2)	Percentage
United States
West	$1,916,586	32%	$2,518,716	35%
Northeast	1,583,579	26%	1,861,239	27%
Mid Atlantic	793,359	12%	761,588	11%
Southeast	659,172	11%	735,011	11%
Southwest	589,956	10%	592,324	9%
Midwest	486,724	8%	477,019	7%
Other	39,996	1%	1,899	0%
	$6,069,372	100%	$6,947,796	100%
General CECL reserve	(122,110)		(70,371)
	$5,947,262		$6,877,425

(1)
Net of specific CECL reserves of $120.9 million at December 31, 2024.
(2)
Net of specific CECL reserves of $72.6 million at December 31, 2023.
(3)
Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans and pari passu participations in senior mortgage loans.
(4)
At December 31, 2024, mixed-use comprises of 3% office, 3% multifamily, 2% retail, 1% hospitality, and immaterial amounts of for sale condo. At December 31, 2023, mixed-use comprises of 3% office, 2% retail, 2% multifamily, 1% hospitality, and immaterial amounts of for sale condo.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Interest Income and Accretion

The following table summarizes our interest and accretion income from our loan portfolio and interest on cash balances for the years ended December 31, 2024, 2023, and 2022 ($ in thousands):

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Coupon interest	$573,055	$662,789	$441,320
Accretion of fees and discounts	19,793	22,809	24,967
Interest on cash, cash equivalents, and other income	8,561	12,276	4,381
Total interest and related income(1)	$601,409	$697,874	$470,668

(1)
For the years ended December 31, 2024, 2023, and 2022, we recognized $4.5 million, $1.6 million, and $5.1 million of default interest, late fees, pre-payment penalties, and/or accelerated fees following repayments prior to maturity.

Loan Risk Ratings

As further described in Note 2 – Summary of Significant Accounting Policies, we evaluate the credit quality of our loan portfolio on a quarterly basis. In conjunction with our quarterly loan portfolio review, we assess the risk factors of each loan and assign a risk rating based on several factors, including, but not limited to as-is or as-stabilized debt yield, term of loan, property type, property or collateral location, loan type, structure, collateral cash flow volatility and other more subjective variables that include, but are not limited to, as-is or as-stabilized collateral value, market conditions, industry conditions, borrower/sponsor financial stability, and borrower/sponsor exit plan. While evaluating the credit quality of each loan within our portfolio, we assess these quantitative and qualitative factors as a whole and with no pre-prescribed weight on their impact to our determination of a loan’s risk rating. However, based upon the facts and circumstances for each loan and the current market conditions, we may consider certain previously mentioned factors more or less relevant than others. Loans are rated “1” (less risk) through “5” (greater risk), which ratings are defined in Note 2 – Summary of Significant Accounting Policies.

The following tables allocate the principal balance and carrying value of our loans receivable held-for-investment based on our internal risk ratings as of December 31, 2024 and 2023 ($ in thousands):

December 31, 2024
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value (1)	% of Total of Carrying Value
1	-	$-	$-	0%
2	-	-	-	0%
3	28	3,360,621	3,354,399	55%
4	14	2,174,343	2,172,522	36%
5	10	665,326	542,451	9%
	52	$6,200,290	$6,069,372	100%
General CECL reserve			(122,110)
			$5,947,262

(1)
Net of specific CECL reserves of $120.9 million.

December 31, 2023
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value (1)	% of Total of Carrying Value
1	-	$-	$-	0%
2	-	-	-	0%
3	45	5,169,731	5,148,188	74%
4	15	1,536,748	1,534,829	22%
5	5	338,045	264,779	4%
	65	$7,044,524	$6,947,796	100%
General CECL reserve			(70,371)
			$6,877,425

(1)
Net of specific CECL reserves of $72.6 million.

As of December 31, 2024 and 2023, the average risk rating of our portfolio was 3.6 and 3.3, respectively, weighted by unpaid principal balance.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

The following table presents the carrying value and significant characteristics of our loans receivable held-for-investment on non-accrual status as of December 31, 2024 ($ in thousands):

Property Type	Location	Risk Rating	Unpaid Principal Balance	Carrying Value Before Specific CECL Reserve	Specific CECL Reserve	Net Carrying Value	Interest Recognition Method / as of Date
Land	VA	5	$152,834	$152,834	$(32,734)	$120,100	Cost Recovery/ 1/1/2023
Multifamily	TX	5	119,084	118,717	(617)	118,100	Cash Basis/ 10/1/2024
Office	CA	5	111,542	111,263	(20,463)	90,800	Cost Recovery/ 4/1/2023
Multifamily	NV	5	96,529	96,082	(16,682)	79,400	Cash Basis/ 1/1/2024
Office	GA	5	68,492	68,094	(27,894)	40,200	Cost Recovery/ 9/1/2023
Multifamily	AZ	5	50,164	49,957	(7,157)	42,800	Cash Basis/ 1/1/2024
Multifamily	TX	5	39,279	39,085	(10,885)	28,200	Cash Basis/ 1/1/2024
Multifamily	TX	5	24,865	24,804	(3,604)	21,200	Cash Basis/ 7/1/2024
Other	Other	5	1,651	1,651	-	1,651	Cost Recovery/ 7/1/2020
Other	NY	5	886	884	(884)	-	Cost Recovery/ 6/30/2023
Total risk rated 5 loans			665,326	663,371	(120,920)	542,451
Multifamily	TX	4	136,355	135,840	-	135,840	Cash Basis/ 7/1/2024
Office	CA	4	95,214	94,827	-	94,827	Cost Recovery/ 9/1/2023
Land	NY	4	87,741	88,166	-	88,166	Cash Basis/ 4/1/2024
Land	NY	4	67,000	67,000	-	67,000	Cash Basis/ 11/1/2021
Total risk rated 4 loans			386,310	385,833	-	385,833
Total non-accrual			$1,051,636	$1,049,204	$(120,920)	$928,284

As of December 31, 2024, loans receivable classified as non-accrual represented 15.3% of our total loans receivable held-for-investment, based on carrying value net of specific CECL reserves. During the year ended December 31, 2024, we recognized $4.6 million of interest income and received $7.1 million of cost recovery proceeds for such loans while on non-accrual status. Further, the above table excludes (i) four loans with an aggregate carrying value of $394.8 million that are in maturity default but remain on accrual status as the borrower is either current on interest payments or interest is deemed collectible based on the underlying collateral value and (ii) three loans with an aggregate carrying value of $647.3 million that are delinquent in accordance with our revenue recognition policy but remain on accrual status as the interest is deemed collectible based on the underlying collateral value.

The following table presents the carrying value and significant characteristics of our loans receivable held-for-investment on non-accrual status as of December 31, 2023 ($ in thousands):

Property Type	Location	Risk Rating	Unpaid Principal Balance	Carrying Value Before Specific CECL Reserve	Specific CECL Reserve	Net Carrying Value	Interest Recognition Method / as of Date
Land	VA	5	$151,326	$151,326	$(31,226)	$120,100	Cost recovery/ 1/1/2023
Office	CA	5	112,442	112,163	(20,523)	91,640	Cash basis/ 4/1/2023
Office	GA	5	71,492	71,094	(19,954)	51,140	Cost recovery/ 9/1/2023
Other	Other	5	1,899	1,899	-	1,899	Cost recovery/ 7/1/2020
Other	NY	5	886	884	(884)	-	Cost recovery/ 6/30/2023
Total risk rated 5 loans			338,045	337,366	(72,587)	264,779
Multifamily (1)	CA	4	214,479	212,877	-	212,877	Cost recovery/ 10/1/2023
Office	CA	4	98,214	97,827	-	97,827	Cost recovery/ 9/1/2023
Land	NY	4	67,000	67,000	-	67,000	Cash basis/ 11/1/2021
Total risk rated 4 loans			379,693	377,704	-	377,704
Total non-accrual			$717,738	$715,070	$(72,587)	$642,483

(1)
This loan was sold in April 2024.

As of December 31, 2023, loans receivable classified as non-accrual represented 9.2% of our total loans receivable held-for-investment, based on carrying value net of specific CECL reserves. During the year ended December 31, 2023, we recognized $0.3 million of interest income on a cash basis and received $2.0 million of cost recovery proceeds for such loans while on non-accrual status. Further, the above table excludes (i) four loans with an aggregate carrying value of $490.2 million that are in maturity default but remain on accrual status as the borrower is either current on interest payments or interest is deemed collectible based on the underlying collateral value and (ii) one loan with an aggregate carrying value of $78.4 million that is delinquent in accordance with our revenue recognition policy but remains on accrual status as the interest is deemed collectible based on the underlying collateral value.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Current Expected Credit Losses

The current expected credit loss reserve required under GAAP reflects our current estimate of potential credit losses related to our loan portfolio. See Note 2 for further detail of our current expected credit loss reserve methodology.

The following table illustrates the changes in the current expected credit loss reserve for our loans receivable held-for-investment for the years ended December 31, 2024 and 2023, respectively ($ in thousands):

	Specific CECL Reserve			General CECL Reserve
	Loans Receivable Held-for-Investment	Accrued Interest Receivable (1)	Total Specific CECL Reserve	Loans Receivable Held-for-Investment	Accrued Interest Receivable (1)	Unfunded Loan Commitment (2)	Total General CECL Reserve	Total CECL Reserve
Total reserve, December 31, 2022	$60,300	$-	$60,300	$68,347	$-	$17,715	$86,062	$146,362
Provision (reversal)	159,648	-	159,648	2,024	-	(7,989)	(5,965)	153,683
Charge-offs	(147,361)	-	(147,361)	-	-	-	-	(147,361)
Total reserve, December 31, 2023	$72,587	$-	$72,587	$70,371	$-	$9,726	$80,097	$152,684
Provision (reversal)	124,022	23,245	147,267	51,739	17,794	(4,180)	65,353	212,620
Charge-offs	(75,689)	(23,245)	(98,934)	-	-	-	-	(98,934)
Total reserve, December 31, 2024	$120,920	$-	$120,920	$122,110	$17,794	$5,546	$145,450	$266,370
Reserve at December 31, 2024 (3)			2.0%				2.3%	4.3%

(1)
CECL reserves for accrued interest receivable, if any, are included in other assets on our consolidated balance sheets.
(2)
CECL reserves for unfunded commitments are included in other liabilities on our consolidated balance sheets.
(3)
Represents CECL reserve as a percent of total unpaid principal balance of loans receivable held-for-investment. As of December 31, 2024, specific CECL reserves approximated 18.2% of unpaid principal balance of loans with specific CECL reserves and general CECL reserves approximated 2.6% of unpaid principal balance of loans subject to the general CECL reserve.

During the year ended December 31, 2024, we recorded a provision for current expected credit losses of $212.6 million, which consisted of a $65.4 million increase in our general CECL reserve and a $147.3 million increase in our specific CECL reserve prior to principal and accrued interest receivable charge-offs. The increase in general CECL reserves was primarily attributable to changes in the historical loss rate of the analogous dataset, changes in risk ratings and non-accrual status, changes to the expected remaining duration within our loan portfolio, and consideration of a contingent discounted loan payoff, partially offset by the reduction in the size of our loan portfolio. As of December 31, 2024, our total current expected credit loss reserve was $266.4 million.

During the year ended December 31, 2023, we recorded a provision for current expected credit losses of $153.7 million, which consisted of a $6.0 million reversal of our general CECL reserve and a $159.6 million increase in our specific CECL reserve prior to a principal charge-off. This reversal of general CECL reserves was primarily attributable to the seasoning of our loan portfolio and a reduction in the size of our loan portfolio, partially offset by deteriorating macroeconomic conditions. As of December 31, 2023, our total current expected credit loss reserve was $152.7 million.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Specific CECL Reserves

In certain circumstances, we may determine that a borrower is experiencing financial difficulty, and, if the repayment of the loan’s principal is collateral dependent, the loan is no longer suited for the WARM model. In these instances, there have been diminutions in the fair value and performance of the underlying collateral asset primarily as a result of reduced tenant and/or capital markets demand for such property types in the markets in which these assets and borrowers operate in. Furthermore, we may recognize a specific CECL reserve if we anticipate assuming legal title and/or physical possession of the underlying collateral property and the fair value of the collateral asset is determined to be below our carrying value. The following table presents a summary of our loans receivable held-for-investment with specific CECL reserves as of December 31, 2024 ($ in thousands):

Property Type	Location	Unpaid Principal Balance	Carrying Value Before Specific CECL Reserve	Specific CECL Reserve	Net Carrying Value
Land	VA	$152,834	$152,834	$32,734	$120,100
Total Land		152,834	152,834	32,734	120,100
Multifamily	TX	119,084	118,717	617	118,100
Multifamily	NV	96,529	96,082	16,682	79,400
Multifamily	AZ	50,164	49,957	7,157	42,800
Multifamily	TX	39,279	39,085	10,885	28,200
Multifamily	TX	24,865	24,804	3,604	21,200
Total Multifamily (1)		329,921	328,645	38,945	289,700
Office	CA	111,542	111,263	20,463	90,800
Office	GA	68,492	68,094	27,894	40,200
Total Office		180,034	179,357	48,357	131,000
Other	NY	886	884	884	-
Total Other		886	884	884	-
Total		$663,675	$661,720	$120,920	$540,800

(2)
Represents loans which we anticipate assuming legal title and/or physical possession of the underlying collateral properties.

Fair values used to determine specific CECL reserves are calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach. Estimates of fair values used to determine specific CECL reserves as of December 31, 2024 include assumptions of property specific cash flows over estimated holding periods, assumptions of property redevelopment costs, assumptions of leasing activities, discount rates ranging from 6.0% to 9.5%, and market and terminal capitalization rates ranging from 5.0% to 8.25%. These assumptions are based upon the nature of the properties, recent sales and lease comparables, recent and projected property cash flows, and anticipated real estate and capital market conditions.

Our primary credit quality indicator is our internal risk rating, which is further discussed above. The following table presents the carrying value of our loans receivable held-for-investment as of December 31, 2024 by year of origination and risk rating, and principal charge-offs recognized during the year ended December 31, 2024 ($ in thousands):

			Carrying Value by Origination Year as of December 31, 2024
Risk Rating	Number of Loans	Carrying Value (1)	2024 (3)	2023	2022	2021	2020	2019	2018
1	-	$-	$-	$-	$-	$-	$-	$-	$-
2	-	-	-	-	-	-	-	-	-
3	28	3,354,399	99,755	-	1,519,830	909,417	-	395,620	429,777
4	14	2,172,522	-	-	538,985	572,116	87,750	806,953	166,718
5	10	542,451	-	-	289,700	40,200	90,800	1,651	120,100
	52	$6,069,372	$99,755	$-	$2,348,515	$1,521,733	$178,550	$1,204,224	$716,595
Principal charge-offs (2)			$-	$315	$46,484	$783	$-	$28,107	$-

(1) Net of specific CECL reserves of $120.9 million.

(2) Principal charge off of $0.3 million recognized in connection with the reclassification of a senior loan to held-for-sale as of December 31, 2024. Principal charge-off of $46.5 million comprised of a principal charge-off of $42.8 million recognized in connection with the sale of a senior loan in April 2024 and a principal charge-off of $3.7 million recognized in connection with the sale of a senior loan in October 2024. Principal charge-off of $0.8 million recognized in connection with the sales of a senior and subordinate loan during the three months ended December 31, 2024.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Principal charge-off of $28.1 million recognized in connection with the reclassification of a senior loan to held-for-sale as of September 30, 2024. Amounts exclude loss in connection with the reclassification of our real estate owned hotel portfolio to held-for-sale.

(3) Reflects a loan receivable acquired in connection with a full loan repayment.

The following table details overall statistics for our loans receivable held-for-investment:

	December 31, 2024	December 31, 2023
Weighted average yield to maturity(1)	7.6%	9.1%
Weighted average term to initial maturity	0.7 years	1.2 years
Weighted average term to fully extended maturity(2)	1.7 years	2.6 years

(1)
Represents the weighted average annualized yield to initial maturity of each loan, inclusive of coupon, and fees received, based on the applicable floating benchmark rate/floors (if applicable), in place as of December 31, 2024 and 2023. For loans placed on non-accrual, the annualized yield to initial maturity used in calculating the weighted average annualized yield to initial maturity is 0%.
(2)
Term to fully extended maturity is determined based on the maximum maturity of each of the corresponding loans, assuming all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.

Note 4. Equity Method Investment

As of December 31, 2024 and December 31, 2023, we hold a 51% interest in CMTG/TT Mortgage REIT LLC (“CMTG/TT”). We are not deemed to be the primary beneficiary of CMTG/TT in accordance with ASC 810, therefore we do not consolidate this joint venture. During its active investment period, CMTG/TT originated loans collateralized by institutional quality commercial real estate. As of December 31, 2024, the sole remaining loan held by CMTG/TT had an unpaid principal balance of $78.5 million and was placed on non-accrual status effective April 1, 2023. As of December 31, 2024, the carrying value of our 51% equity interest in CMTG/TT approximated $42.3 million.

At each reporting period, we assess whether there are any indicators of other-than-temporary impairment of our equity investment. There were no other-than-temporary impairments of our equity method investment through December 31, 2024.

Note 5. Real Estate Owned

The following table presents additional detail related to our real estate owned held-for-investment, net as of December 31, 2024 and 2023 ($ in thousands):

	December 31, 2024	December 31, 2023
Land	$112,898	$235,998
Building	11,251	295,651
Capital improvements	-	4,436
Tenant improvements	4,414	4,414
Furniture, fixtures and equipment	-	6,500
Real estate owned	128,563	546,999
Less: accumulated depreciation	(1,423)	(24,040)
Real estate owned, net	$127,140	$522,959

Depreciation expense related to our hotel portfolio and mixed-use real estate owned assets for the years ended December 31, 2024, 2023, and 2022 was $9.7 million, $8.9 million, and $8.0 million, respectively. At each reporting period, we assess whether there are any indicators of impairment of our real estate owned held-for-investment assets. There were no impairments of our real estate owned held-for-investment assets through December 31, 2024. During the year ended December 31, 2023, we recorded an out-of-period adjustment of $4.2 million, representing an over accrual of accounts payable assumed upon the foreclosure of our hotel portfolio and, accordingly, we recorded an adjustment to correct the prior period understatement of the gain on foreclosure of our hotel portfolio. This is reflected as an adjustment to gain on foreclosure on our consolidated statement of operations during the year ended December 31, 2023, and such amount was not deemed to be material to any periods presented.

As of December 31, 2024, we determined that our hotel portfolio real estate owned asset has met the held-for-sale criteria, and we expect such sale to consummate within one-year of this determination. Therefore, we have reclassified this asset to real estate owned held-for-sale on our consolidated balance sheet and concurrently recognized a $80.5 million loss based upon anticipated sales price, less estimated costs to sell. As of December 31, 2024, approximately $29.1 million of our restricted cash, $6.4 million of our other assets, $10.2 million of our other liabilities, and $275.0 million of our debt related to real estate owned assets relate to our hotel portfolio real estate owned assets. We have determined this anticipated sale does not reflect a strategic shift and therefore does not qualify for presentation as a discontinued operation.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2024, our mixed-use real estate owned asset with a carrying value of $143.9 million (including related net lease intangible assets) was pledged as collateral to our term participation facility. As of December 31, 2024 and 2023, the aggregate cost basis of our real estate owned for federal income tax purposes was $585.7 million and $584.6 million, respectively.

The following table presents additional detail related to the revenues and operating expenses of our real estate owned assets ($ in thousands):

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Revenue
Hotel portfolio	$79,920	$75,852	$63,470
Mixed-Use property fixed rents	8,331	4,134	-
Mixed-Use property straight-line rent adjustment	127	87	-
Mixed-Use property variable rents	388	(175)	-
Mixed-Use property amortization of above and below market leases, net	(1,416)	(708)	-
Total revenue from real estate owned	$87,350	$79,190	$63,470

Operating expenses
Hotel portfolio	$52,626	$47,274	$41,982
Mixed-Use property	5,209	2,228	-
Total operating expenses from real estate owned	$57,835	$49,502	$41,982

Leases

We have non-cancelable operating leases for space in our mixed-use property. These leases provide for fixed rent payments, which we recognize on a straight-line basis, and variable rent payments, including reimbursement of certain operating expenses and miscellaneous fees, which we recognize when earned. As of December 31, 2024, the future minimum fixed rents under our non-cancellable leases for each of the next five years and thereafter are as follows ($ in thousands):

Year	Amount
2025	$8,383
2026	8,415
2027	8,432
2028	8,323
2029	6,313
Thereafter	21,149
Total	$61,015

Lease Intangibles

Upon acquisition of our mixed-use property on June 30, 2023, $20.1 million of the purchase price was allocated to lease related intangible assets including $4.8 million to in-place lease values, $17.9 million to above market lease values, $4.2 million to below market lease values, and $1.6 million to other lease related values.

As of December 31, 2024 and 2023, our lease intangibles are comprised of the following ($ in thousands):

Intangible	December 31, 2024	December 31, 2023
In-place, above market, and other lease values	$24,289	$24,289
Less: accumulated amortization	(3,888)	(1,296)
In-place, above market, and other lease values, net	$20,401	$22,993

Below market lease values	$(4,209)	$(4,209)
Less: accumulated amortization	565	188
Below market lease values, net	$(3,644)	$(4,021)

Amortization of in-place and other lease values for the years ended December 31, 2024, 2023, and 2022 was $0.8 million, $0.4 million, and $0, respectively. Amortization of above market lease values for the years ended December 31, 2024, 2023, and 2022 was

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

$1.8 million, $0.9 million, and $0, respectively. Amortization of below market lease values for the years ended December 31, 2024, 2023, and 2022 was $0.4 million, $0.2 million, and $0, respectively.

As of December 31, 2024, the estimated amortization of these intangibles is approximately as follows ($ in thousands):

	In-place and Other Lease Values (1)	Above Market Lease Values (2)	Below Market Lease Values (2)
2025	$802	$(1,791)	$377
2026	802	(1,791)	377
2027	802	(1,791)	377
2028	769	(1,771)	377
2029	410	(1,559)	377
Thereafter	1,615	(6,498)	1,759
Total	$5,200	$(15,201)	$3,644

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

Note 6. Debt Obligations

As of December 31, 2024 and 2023, we financed certain of our loans receivable using repurchase agreements, a term participation facility, the sale of loan participations, and/or notes payable. Further, we have a secured term loan and debt related to real estate owned. Our financings bear interest at a rate equal to SOFR plus a credit spread.

The following table summarizes our financings as of December 31, 2024 and 2023 ($ in thousands):

	December 31, 2024			December 31, 2023
	Capacity	Borrowings Outstanding	Weighted Average Spread(1)	Capacity	Borrowings Outstanding	Weighted Average Spread(1)
Repurchase agreements and term participation facility (2)	$5,454,083	$3,667,923	+ 2.75%	$5,709,907	$4,271,112	+ 2.76%
Loan participations sold	-	-	-	120,634	120,634	+ 4.15%
Notes payable	273,330	238,938	+ 3.57%	419,867	286,827	+ 3.10%
Secured term loan	717,825	717,825	+ 4.50%	725,452	725,452	+ 4.50%
Debt related to real estate owned	275,000	275,000	+ 2.94%	290,000	290,000	+ 2.83%
Total/Weighted Average	$6,720,238	$4,899,686	+ 3.05%	$7,265,860	$5,694,025	+ 3.03%

(1)
Weighted average spread over the applicable benchmark rate is based on unpaid principal balance. SOFR as of December 31, 2024 and 2023 was 4.33% and 5.35%, respectively.
(2)
The repurchase agreements and term participation facility are partially recourse to us. As of December 31, 2024 and 2023, the weighted average recourse on both our repurchase agreements and term participation facility was 29% and 30%, respectively.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Repurchase Agreements and Term Participation Facility

Repurchase Agreements

The following table summarizes our repurchase agreements by lender as of December 31, 2024 ($ in thousands):

Lender	Initial Maturity	Fully Extended Maturity(1)	Maximum Capacity	Borrowings Outstanding and Carrying Value	Undrawn Capacity	Carrying Value of Collateral(2)
JP Morgan Chase Bank, N.A.	7/28/2026	7/28/2028	$2,398,421	$1,966,560	$431,861	$3,015,354
Morgan Stanley Bank, N.A.	1/26/2025 (3)	1/26/2028	750,000	454,403	295,597	698,548
Goldman Sachs Bank USA	5/31/2025	5/31/2027	500,000	137,209	362,791	177,044
Barclays Bank PLC	12/20/2025	12/20/2025	500,000	-	500,000	-
Wells Fargo Bank, N.A.	1/13/2025 (4)	9/29/2026	750,000	632,167	117,833	863,518
Total			$4,898,421	$3,190,339	$1,708,082	$4,754,464

(1)
Facility maturity dates may be extended, subject to meeting prescribed conditions.
(2)
Net of specific CECL reserves, if any.
(3)
In January 2025, we exercised our option to extend the initial maturity of this facility to January 26, 2026.
(4)
In January 2025, we extended the initial maturity of this facility to March 31, 2025.

The Deutsche Bank AG, New York Branch repurchase agreement reached its maturity in June 2024, upon which the facility was terminated.

The following table summarizes our repurchase agreements by lender as of December 31, 2023 ($ in thousands):

Lender	Initial Maturity	Fully Extended Maturity(1)	Maximum Capacity	Borrowings Outstanding and Carrying Value	Undrawn Capacity	Carrying Value of Collateral(2)
JP Morgan Chase Bank, N.A.	7/28/2026	7/28/2028	$1,905,465	$1,672,878	$232,587	$2,257,442
Morgan Stanley Bank, N.A.	1/26/2024	1/26/2025	1,000,000	735,393	264,607	1,023,295
Goldman Sachs Bank USA	5/31/2025	5/31/2027	500,000	175,755	324,245	286,623
Barclays Bank PLC	12/20/2024	12/20/2025	500,000	135,129	364,871	250,823
Deutsche Bank AG, New York Branch	6/26/2024	6/26/2026	400,000	359,646	40,354	611,741
Wells Fargo Bank, N.A.	9/29/2024	9/29/2026	750,000	726,877	23,123	939,628
Total			$5,055,465	$3,805,678	$1,249,787	$5,369,552

(1)
Facility maturity dates may be extended, subject to meeting prescribed conditions.
(2)
Net of specific CECL reserves, if any.

Term Participation Facility

On November 4, 2022, we entered into a master participation and administration agreement to finance certain of our loans receivable. As of December 31, 2024, our mixed-use real estate owned asset with a carrying value of $143.9 million (including related net lease intangible assets) was pledged as collateral to our term participation facility.

Our term participation facility as of December 31, 2024 is summarized as follows ($ in thousands):

Contractual Maturity Date	Total Commitments	Borrowings Outstanding (1)	Carrying Value	Carrying Value of Collateral (2)
12/23/2029	$555,662	$477,584	$477,584	$941,778

(1)
Approximately $2.4 million of loan repayment proceeds due to our term participation facility counterparty were held at the loan servicer and included in our restricted cash balance as of December 31, 2024. Subsequent to December 31, 2024, the amount was released by the loan servicer and reduced the borrowings outstanding.
(2)
As of December 31, 2024, amount includes the carrying value of our mixed-use real estate owned asset, including related net lease intangible assets.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Our term participation facility as of December 31, 2023 is summarized as follows ($ in thousands):

Contractual Maturity Date	Total Commitments	Borrowings Outstanding	Carrying Value	Carrying Value of Collateral
10/11/2028	$654,442	$465,434	$465,434	$797,335

Loan Participations Sold

As of December 31, 2024, we have no loan participations sold. Our loan participations sold as of December 31, 2023 are summarized as follows ($ in thousands):

Contractual Maturity Date	Maximum Extension Date	Borrowings Outstanding	Carrying Value	Carrying Value of Collateral (1)
10/18/2024	10/18/2024	$100,634	$100,508	$182,723
12/31/2024	12/31/2025	20,000	20,000	157,346
Total		$120,634	$120,508	$340,069

(1)
Carrying value of collateral includes cash reserve balances held by our financing counterparty.

Notes Payable

Our notes payable as of December 31, 2024 are summarized as follows ($ in thousands):

Contractual Maturity Date	Maximum Extension Date	Borrowings Outstanding	Carrying Value	Carrying Value of Collateral
9/2/2026	9/2/2027	$105,280	$104,333	$148,729
7/15/2027	7/15/2027	77,500	76,895	183,427
2/2/2026	2/2/2027	56,158	55,617	70,677
Total		$238,938	$236,845	$402,833

Our notes payable as of December 31, 2023 are summarized as follows ($ in thousands):

Contractual Maturity Date	Maximum Extension Date	Borrowings Outstanding	Carrying Value	Carrying Value of Collateral
12/31/2024	12/31/2025	$110,714	$110,152	$157,346
2/2/2026	2/2/2027	50,418	49,576	61,941
9/2/2026	9/2/2027	46,267	45,063	64,270
10/13/2025	10/13/2026	39,924	39,313	65,637
11/22/2024	11/24/2026	39,504	39,237	52,662
Total		$286,827	$283,341	$401,856

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

The secured term loan as of December 31, 2024 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Interest Rate	Borrowings Outstanding	Carrying Value
8/9/2026	S + 4.50%	8.93%	$717,825	$709,777

(1)
SOFR at December 31, 2024 was 4.33%.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

The secured term loan as of December 31, 2023 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Interest Rate	Borrowings Outstanding	Carrying Value
8/9/2026	S + 4.50%	9.95%	$725,452	$712,576

(1)
SOFR at December 31, 2023 was 5.35%.

Debt Related to Real Estate Owned, Net

On February 8, 2021 we assumed a $300.0 million securitized senior mortgage in connection with a foreclosure of a hotel portfolio. On June 1, 2021, the terms of the securitized senior mortgage were modified to include an extension of the maturity date to February 9, 2024 and a principal repayment of $10.0 million. On February 7, 2024, we modified our debt related to real estate owned to provide for, among other things, an extension of the contractual maturity date to November 9, 2024, a $10.0 million principal paydown, and the designation of a portion of the loan becoming partial recourse to us. Concurrent with this modification, we purchased an interest rate cap with a notional amount of $280.0 million and a strike rate of 5.00% through the then extended contractual maturity date. We subsequently further extended the contractual maturity date to February 9, 2025 and concurrently purchased an interest rate cap with a notional amount of $275.0 million and a strike rate through the further extended contractual maturity date.

Our debt related to real estate owned as of December 31, 2024 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Net Interest Rate(1)	Borrowings Outstanding	Carrying Value
2/9/2025 (2)	S + 2.94%	7.27%	$275,000	$274,604

(1)
SOFR at December 31, 2024 was 4.33%, which is lower than the 5.00% ceiling provided by our interest rate cap. See Note 7 - Derivatives for further detail.
(2)
Upon maturity, we entered into a forbearance agreement with our lender which expires on May 9, 2025.

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

Interest Expense and Amortization

The following table summarizes our interest and amortization expense on our secured financings, debt related to real estate owned, and secured term loan for the years ended December 31, 2024, 2023, and 2022 ($ in thousands):

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Interest expense on secured financings	$348,283	$376,007	$178,036
Interest expense on secured term loan	71,836	72,055	48,756
Amortization of deferred financing costs	20,225	22,450	20,145
Interest and related expense	440,344	470,512	246,937
Interest expense on debt related to real estate owned(1)	26,612	23,630	14,170
Total interest and related expense	$466,956	$494,142	$261,107

(1)
For the years ended December 31, 2024, 2023, and 2022, interest expense on debt related to real estate owned includes $3.7 million, $0.5 million, and $0.3 million, respectively, of amortization of deferred financing costs.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Financial Covenants

Our financing agreements generally contain certain financial covenants. For example, our ratio of earnings before interest, taxes, depreciation, and amortization to interest charges (“Interest Coverage Ratio”), as defined in our repurchase agreements, and term participation facility shall not be less than 1.1 to 1.0, whereas our ratio of earnings before interest, taxes, depreciation, and amortization to interest charges as defined in our secured term loan shall not be less than 1.5 to 1.0. Further, (i) our tangible net worth, as defined in the agreements, shall not be less than $1.86 billion as of each measurement date; (ii) cash liquidity shall not be less than the greater of (x) $50 million or (y) 5% of our recourse indebtedness (which includes our secured term loan); and (iii) our indebtedness shall not exceed 77.8% of our total assets. As of December 31, 2024, we are in compliance with all covenants under our financing agreements. The requirements set forth in (i) through (iii) above are based upon the most restrictive financial covenants in place as of the reporting date. Commencing with the quarter ended December 31, 2025, our Interest Coverage Ratio shall not be less than 1.3 to 1.0. Further, we have modified our covenants to provide that for the quarters ended March 31, 2025 and June 30, 2025, our cash liquidity shall not be less than the greater of (x) $20 million or (y) 3% of our recourse indebtedness (which includes our secured term loan).

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

Note 7. Derivatives

On June 2, 2021 and in connection with our debt related to real estate owned, we acquired an interest rate cap with a notional amount of $290.0 million, a strike rate of 3.00%, and a maturity date of February 15, 2024. Such interest rate cap effectively limited the maximum interest rate of our debt related to real estate owned to 5.83% through its then maturity. On February 7, 2024 and in connection with the modification of our debt related to real estate owned, we acquired an interest rate cap with a notional amount of $280.0 million, a strike rate of 5.00%, and a maturity date of November 15, 2024. Upon further extension of our debt related to real estate owned, we acquired an interest rate cap with a notional amount of $275.0 million, a strike rate of 5.00%, and a maturity date of February 9, 2025. The interest rate cap in place at December 31, 2024 effectively limits the maximum interest rate of our debt related to real estate owned to 7.94% through its maturity.

Changes in the fair value of our interest rate cap are recorded as an unrealized gain or loss on interest rate cap on our consolidated statements of operations and the fair value is recorded in other assets on our consolidated balance sheets. Proceeds received from our counterparty related to the interest rate cap are recorded as proceeds from interest rate cap on our consolidated statements of operations. As of December 31, 2024, the fair value of our interest rate cap was de minimis, and as of December 31, 2023, the fair value of our interest rate cap was $0.9 million. During the years ended December 31, 2024, 2023, and 2022, we recognized $1.3 million, $6.1 million, and $0.5 million, respectively, of proceeds from interest rate cap.

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

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

entire fair value measurement fall is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Financial Instruments Reported at Fair Value

The fair value of our interest rate cap is determined by using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the interest rate cap. The variable interest rates used in the calculation of projected receipts on the interest rate cap are based on a third-party expert’s expectation of future interest rates derived from observable market interest rate curves and volatilities. Our interest rate cap is classified as Level 2 in the fair value hierarchy. As of December 31, 2024, the fair value of our interest rate cap was de minimis, and as of December 31, 2023, the fair value of our interest rate cap was $0.9 million.

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows ($ in thousands):

	December 31, 2024
	Carrying	Unpaid Principal		Fair Value Hierarchy Level
	Value	Balance	Fair Value	Level 1	Level 2	Level 3
Loans receivable held-for-investment, net	$5,947,262	$6,200,290	$5,934,590	$-	$-	$5,934,590
Loans receivable held-for-sale	277,062	312,471	277,062	-	-	277,062
Repurchase agreements	3,190,339	3,190,339	3,190,339	-	-	3,190,339
Term participation facility	477,584	477,584	476,099	-	-	476,099
Notes payable, net	236,845	238,938	236,939	-	-	236,939
Secured term loan, net	709,777	717,825	685,522	-	-	685,522
Debt related to real estate owned, net	274,604	275,000	274,680	-	-	274,680

	December 31, 2023
	Carrying	Unpaid Principal		Fair Value Hierarchy Level
	Value	Balance	Fair Value	Level 1	Level 2	Level 3
Loans receivable held-for-investment, net	$6,877,425	$7,044,524	$6,875,377	$-	$-	$6,875,377
Loans receivable held-for-sale	261,709	264,065	261,709	-	-	261,709
Repurchase agreements	3,805,678	3,805,678	3,805,678	-	-	3,805,678
Term participation facility	465,434	465,434	463,010	-	-	463,010
Loan participations sold, net	120,508	120,634	120,000	-	-	120,000
Notes payable, net	283,341	286,827	284,904	-	-	284,904
Secured term loan, net	712,576	725,452	694,620	-	-	694,620
Debt related to real estate owned, net	289,913	290,000	289,422	-	-	289,422

Note 9. Equity

Common Stock

Our charter provides for the issuance of up to 500,000,000 shares of common stock with a par value of $0.01 per share. As of December 31, 2024 and 2023, we had 139,362,657 and 138,745,357 shares of common stock issued and 139,362,657 and 138,745,357 shares of common stock outstanding, respectively.

The following table provides a summary of the number of shares of common stock outstanding during the years ended December 31, 2024, 2023, and 2022:

	Year Ended
Common Stock Outstanding	December 31, 2024	December 31, 2023	December 31, 2022
Beginning balance	138,745,357	138,376,144	139,840,088
Issuance of common stock in exchange for fully vested RSUs	617,300	369,213	-
Repurchase of common stock	-	-	(1,463,944)
Ending balance	139,362,657	138,745,357	138,376,144

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Preferred Stock

Our charter provides for the issuance of up to 10,000,000 shares of preferred stock with a par value of $0.01 per share. As of December 31, 2024 and 2023, there were no preferred shares outstanding.

At the Market Stock Offering Program

On May 10, 2024, we entered into an equity distribution agreement with certain sales agents, pursuant to which we may sell, from time to time, up to an aggregate sales price of $150.0 million of our common stock pursuant to a continuous offering program (the “ATM Agreement”) under our in place effective shelf registration. Sales of our common stock made pursuant to the ATM Agreement may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. The timing and amount of actual sales will depend on a variety of factors, including market conditions, the trading price of our common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the year ended December 31, 2024, we did not issue any shares of our common stock pursuant to the ATM Agreement, and we incurred $0.5 million of professional and legal fees to establish the program which are included in general and administrative expense on our consolidated statement of operations. As of December 31, 2024, the ATM Agreement has not been utilized, and $150.0 million remained available for issuance of our common stock pursuant to the ATM Agreement.

Dividends

The following tables detail our dividend activity for common stock ($ in thousands, except per share data):

For the Quarter Ended
	March 31, 2024		June 30, 2024		September 30, 2024		December 31, 2024
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Dividends declared - common stock	$34,687	$0.25	$34,739	$0.25	$13,936	$0.10	$-	$-
Record Date - common stock	March 29, 2024		June 28, 2024		September 30, 2024		N/A (1)
Payment Date - common stock	April 15, 2024		July 15, 2024		October 15, 2024		N/A (1)

(1)
On December 16, 2024, our Board paused our quarterly dividend on our common stock commencing with the fourth quarter dividend that would have otherwise been paid in January 2025.

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

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2024, 2023 and 2022 we had no dilutive securities. As a result, basic and diluted EPS are the same. The calculation of basic and diluted EPS is as follows ($ in thousands, except for share and per share data):

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Net (loss) income	$(221,265)	$6,027	$112,064
Dividends on participating securities(1)	(1,949)	(3,681)	(2,397)
Participating securitiesʾ share in earnings	-	-	-
Basic (loss) earnings	$(223,214)	$2,346	$109,667
Weighted average shares of common stock outstanding, basic and diluted(2)	139,225,441	138,617,043	139,306,311
Net (loss) income per share of common stock, basic and diluted	$(1.60)	$0.02	$0.79

(1)
For the years ended December 31, 2024, 2023, and 2022, dividends on participating securities excludes $42,000, $35,000, and $4,000, respectively, of dividends on fully vested RSUs.
(2)
Amounts as of December 31, 2024, 2023, and 2022 include 102,063, 41,780, and 6,850 fully vested RSUs.

For the years ended December 31, 2024, 2023, and 2022, 2,689,202, 2,637,717, and 1,190,126 of weighted average unvested RSUs, respectively, were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

Note 11. Related Party Transactions

Our activities are managed by our Manager. Pursuant to the terms of the Management Agreement, our Manager is responsible for originating investment opportunities, providing asset management services and administering our day-to-day operations. Our Manager is entitled to receive a management fee, an incentive fee and a termination fee as defined below.

The following table summarizes our management and incentive fees ($ in thousands):

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Management fees	$36,230	$38,153	$39,461
Incentive fees	-	1,558	-
Total	$36,230	$39,711	$39,461

Management Fees

Effective October 1, 2015, our Manager earns a base management fee in an amount equal to 1.50% per annum of Stockholders’ Equity, as defined in the Management Agreement. Management fees are reduced by our pro rata share of any management fees and incentive fees (if incentive fees are not incurred by us) incurred to our Manager by CMTG/TT. Management fees are generally paid quarterly, in arrears, and $27.0 million, and $9.3 million were accrued and were included in management fee payable – affiliate, on our consolidated balance sheets at December 31, 2024 and 2023, respectively.

Incentive Fees

Our Manager is entitled to an incentive fee equal to 20% of the excess of our Core Earnings on a rolling four-quarter basis, as defined in the Management Agreement, over a 7.00% return on Stockholders’ Equity. Incentive fees are reduced by our pro rata share of any incentive fees incurred to our Manager by CMTG/TT.

There were no accrued incentive fees on our consolidated balance sheets as of December 31, 2024 and 2023.

Termination Fees

If we elect to terminate the Management Agreement, we are required to pay our Manager a termination fee equal to three times the sum of the average total annual amount of management fees and the average annual incentive fee paid by us over the prior two years.

Reimbursable Expenses

Our Manager or its affiliates are entitled to reimbursement for certain documented costs and expenses incurred by them on our behalf, as set forth in the Management Agreement, excluding any expenses specifically required to be borne by our Manager under the

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Management Agreement. For the years ended December 31, 2024, 2023, and 2022, we incurred $4.3 million, $4.1 million, and $1.3 million, respectively, of reimbursable expenses incurred on our behalf by our Manager, which are included in general and administrative expenses on our consolidated statements of operations. As of December 31, 2024 and 2023, $3.1 million and $1.0 million, respectively, of reimbursable expenses incurred on our behalf and due to our Manager are included in other liabilities on our consolidated balance sheets.

Note 12. Stock-Based Compensation

Incentive Award Plan

We are externally managed and do not currently have any employees. On March 30, 2016, we adopted the 2016 Incentive Award Plan (the “Plan”) to promote the success and enhance the value of the Company by linking the individual interests of employees of our Manager and its affiliates to those of our stockholders. As of December 31, 2024, the maximum remaining number of shares that may be issued under the Plan is 3,693,904 shares. Awards granted under the Plan may be granted with the right to receive dividend equivalents and generally vest in equal installments on the specified anniversaries of the grant.

Deferred Compensation Plan

On May 24, 2022, we adopted the Deferred Compensation Plan to provide our directors and certain executives with an opportunity to defer payment of their stock-based compensation or RSUs and director cash fees, if applicable, pursuant to the terms of the Deferred Compensation Plan.

Under our Deferred Compensation Plan, certain of our Board members elected to receive the annual fees and/or time-based RSUs to which they are entitled under our Non-Employee Director Compensation Program in the form of deferred RSUs. Accordingly, during the years ended December 31, 2024, 2023, and 2022, we issued 21,259, 15,410, and 6,850, respectively, of deferred RSUs in lieu of cash fees to such directors, and recognized a related expense of approximately $192,000, $186,000, and $98,000, respectively. Such related expense is included in general and administrative expenses on our consolidated statements of operations.

Non-Employee Director Compensation Program

Our Board awards time-based RSUs to eligible non-employee Board members on an annual basis as part of such Board members’ annual compensation in accordance with the Non-Employee Director Compensation Program. The time-based awards are generally issued in the second quarter on the date of the annual meeting of our stockholders, in conjunction with the director’s election to our Board, and the awards vest on the earlier of (x) the one-year anniversary of the grant date and (y) the date of the next annual meeting of our stockholders following the grant date, subject to the applicable participants’ continued service through such vesting date. Effective January 1, 2024, our Non-Employee Director Compensation Program was amended to increase the value of the annual director grants and increase the annual retainer fees payable to the chair and members of the Nominating and Corporate Governing Committee, members of the Compensation Committee and the Lead Independent Director, as set forth in the Non-Employee Director Compensation Program. Effective January 1, 2025, our Non-Employee Director Compensation Program was further amended to increase the value of the annual director grants and increase the annual retainer fees payable to the chair and members of the Nominating and Corporate Governing Committee, members of the Compensation Committee and the Lead Independent Director, as set forth in the Non-Employee Director Compensation Program.

Eligible non-executive members of our Board were granted the time-based RSUs under the Plan. Each RSU was granted with the right to receive dividend equivalents. Additionally, certain directors elected to defer their RSUs pursuant to the terms of the Deferred Compensation Plan. Such deferred awards will become payable on the earliest to occur of the participant’s separation from service or a change in control. The following table details the time-based RSUs granted to non-executive members of our Board.

Date of Grant	Total RSU Grant	Grant Date Fair Value Per Share
6/1/2024	89,214	$8.07
6/1/2023	58,536	$10.25
6/1/2022	29,280	$20.49

Stock-Based Compensation Expense

For the years ended December 31, 2024, 2023, and 2022, we recognized $18.1 million, $16.6 million, and $7.5 million, respectively, of stock-based compensation expense related to the RSUs. As of December 31, 2024, total unrecognized compensation

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

expense was $20.7 million based on the grant date fair value of RSUs granted. This expense is expected to be recognized over a remaining period of 1.4 years from December 31, 2024.

We may allow participants of the Plan to settle their tax liabilities through a reduction of their vested RSU delivery. Such amount will result in a corresponding adjustment to additional paid-in capital and a cash payment to our Manager or its affiliates in order to remit the required statutory tax withholding to each respective taxing authority. During the year ended December 31, 2024, we delivered a total of 596,454 shares of our common stock for 1,012,741 vested RSUs, and concurrently recorded a $3.5 million adjustment to additional paid-in capital on our consolidated statement of changes in equity. During the year ended December 31, 2023, we delivered a total of 342,786 shares of our common stock for 703,318 vested RSUs and concurrently recorded a $3.9 million adjustment to additional paid-in capital on our consolidated statement of changes in equity.

The following tables detail the time-based RSU activity during the years ended December 31, 2024 and 2023:

	Number of Restricted Share Units	Weighted Average Grant Date Fair Value Per Share	Number of Restricted Share Units	Weighted Average Grant Date Fair Value Per Share
Unvested, beginning of period	2,526,202	$15.31	2,159,280	$18.74
Granted	1,598,544	8.86	1,167,354	11.25
Vested	(1,072,611)	15.74	(749,265)	18.79
Forfeited	(329,840)	12.46	(51,167)	16.52
Unvested, end of period	2,722,295	11.70	2,526,202	15.31

Note 13. Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with our taxable year ended December 31, 2015 and expect to continue to operate so as to qualify as a REIT. As a result, we will generally not be subject to federal and state income tax on that portion of our income that we distribute to stockholders if we (i) distribute at least 90% of our taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains, and (ii) comply with certain other requirements to qualify as a REIT. Since Commencement of Operations, we have been in compliance with all REIT requirements and we plan to continue to operate so that we meet the requirements for taxation as a REIT. Therefore, other than amounts relating to our taxable REIT subsidiary (“TRS”), as described below, we have not provided for current income tax expense related to our REIT taxable income for the years ended December 31, 2024, 2023, and 2022. Additionally, no provision has been made for federal or state income taxes in the accompanying financial statements, as we believe we have met the prescribed requisite requirements.

On December 16, 2024, our Board paused our quarterly dividend on our common stock commencing with the fourth quarter dividend that would have otherwise been paid in January 2025. During the year ended December 31, 2024, our Board declared three quarterly dividends totaling $0.60 per share of common stock, which exceeds our 2024 taxable income. The timing and amount of any future dividends declared by our Board depend on a variety of factors, including cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code, and such other factors as our Board deems relevant.

Our real estate owned hotel portfolio is held in a TRS. A TRS is a corporation that is owned directly or indirectly by a REIT and has jointly elected with the REIT to be treated as a TRS for tax purposes. Given the TRS’s history of generating taxable losses, we are not able to conclude that it is more likely than not that we will realize the future benefit of the TRS’s deferred tax assets and therefore recorded a full valuation allowance. Given the full valuation allowance, we did not record a provision for income taxes for the years ended December 31, 2024, 2023, and 2022, and we did not have any deferred tax assets or deferred tax liabilities as of December 31, 2024 and December 31, 2023. As of December 31, 2024, our deferred tax asset and valuation allowance were $56.6 million, respectively. As of December 31, 2023, our deferred tax asset and valuation allowance were $21.7 million, respectively.

The components of the deferred tax asset at December 31, 2024 consisted of an investment basis difference in our real estate owned hotel portfolio of approximately $4.4 million, a net operating loss carryforward of approximately $23.5 million, and net unrealized loss (a deferred tax asset) of approximately $28.7 million. The components of the deferred tax asset at December 31, 2023 consisted of an investment basis difference in our real estate owned hotel portfolio of approximately $4.2 million, a net operating loss carryforward of approximately $17.8 million, and net unrealized gain (a deferred tax liability) of approximately $0.3 million.

We recognize tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions, if applicable, are included as a component of the provision for income

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

taxes in our consolidated statements of operations. As of December 31, 2024 and 2023, we have not recorded any amounts for uncertain tax positions.

The federal statutory rate for the years ended December 31, 2024, 2023, and 2022 was 21%. Our effective tax rate differs from its combined U.S. federal, state and local corporate statutory tax rate primarily due to income earned at the REIT, which is not subject to tax, due to the deduction for qualifying distributions made by us, and any change in the valuation allowance.

Our tax returns are subject to audit by taxing authorities. As of the date of this filing, tax years 2021 and onward remain open to examination by major taxing jurisdictions in which we are subject to taxes.

The following table details the income tax treatment for our common stock dividends:

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Ordinary dividends	50.6%	30.9%	100.0%
Capital gain dividends	0.0%	0.0%	0.0%
Nondividend distributions	49.4%	69.1%	0.0%
Total	100.0%	100.0%	100.0%

Note 14. Commitments and Contingencies

We hold a 51% interest in CMTG/TT as a result of committing to invest $124.9 million in CMTG/TT. Distributions representing repayment proceeds from CMTG/TT’s loans may be recalled by CMTG/TT, if the repayment occurred at least six months prior to the loan’s initial maturity date. As of December 31, 2024 and 2023, we have contributed $163.1 million to CMTG/TT and have received return of capital distributions of $123.3 million, of which $111.1 million were recallable. As of December 31, 2024 and 2023, our remaining capital commitment to CMTG/TT was $72.9 million.

As of December 31, 2024 and 2023, we had aggregate unfunded loan commitments of $498.3 million and $1.1 billion, respectively, which amounts will generally be funded to finance construction or leasing related expenditures by our borrowers, subject to them achieving certain conditions precedent to such funding. These future commitments will expire over the remaining term of the loans, none of which exceed five years.

Our contractual payments due under all financings were as follows as of December 31, 2024 ($ in thousands):

Year	Initial Maturity (1)	Fully Extended Maturity (2)
2025 (3) (4)	$3,376,725	$1,910,193
2026	1,522,961	1,685,354
2027	-	1,014,529
2028	-	289,610
2029	-	-
Total	$4,899,686	$4,899,686

(1)
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
(3)
Includes financings outstanding of $354.1 million related to seven loans in maturity default with aggregate unpaid principal balance of $735.4 million.
(4)
Includes $85.9 million of unpaid principal balance related to a loan classified as held-for-sale as of December 31, 2024. Such loan was sold in January 2025 and the associated financing was repaid in full.

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

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Note 15. Segment Reporting

We have determined that we have two operating segments and two reporting segments, with activities related to investing in income-producing loans collateralized by institutional quality commercial real estate and activities related to the operations of our real estate owned assets. Our CODM primarily utilizes Distributable Earnings (Loss) as described below.

Distributable Earnings (Loss) is a non-GAAP measure used to evaluate our performance excluding the effects of certain transactions, non-cash items and GAAP adjustments. Distributable Earnings (Loss) is a non-GAAP measure, which we define as net income (loss) in accordance with GAAP, excluding (i) non-cash stock-based compensation expense, (ii) real estate owned held-for-investment depreciation and amortization, (iii) any unrealized gains or losses from mark-to-market valuation changes (other than permanent impairments) that are included in net income (loss) for the applicable period, (iv) one-time events pursuant to changes in GAAP and (v) certain non-cash items, which in the judgment of our Manager, should not be included in Distributable Earnings (Loss).

The following table provides a calculation of Distributable Earnings (Loss) for our loan and REO portfolios, as well as a reconciliation to net (loss) income, for the years ended December 31, 2024, 2023, and 2022 ($ in thousands):

	Year Ended December 31, 2024			Year Ended December 31, 2023			Year Ended December 31, 2022
	Loan Portfolio	REO Portfolio	Total	Loan Portfolio	REO Portfolio	Total	Loan Portfolio	REO Portfolio	Total
Interest and related income	$601,409	$-	$601,409	$697,874	$-	$697,874	$470,668	$-	$470,668
Interest and related expense	(440,344)	-	(440,344)	(470,512)	-	(470,512)	(246,937)	-	(246,937)
Revenue from real estate owned	-	87,350	87,350	-	79,190	79,190	-	63,470	63,470
Amortization of above and below market leases, net	-	1,416	1,416	-	708	708	-	-	-
Management fees - affiliate	(36,230)	-	(36,230)	(38,153)	-	(38,153)	(39,461)	-	(39,461)
Incentive fees - affiliate	-	-	-	(1,558)	-	(1,558)	-	-	-
General and administrative expenses	(15,707)	-	(15,707)	(16,605)	-	(16,605)	(18,686)	-	(18,686)
Real estate owned:									-
Operating expenses	-	(57,835)	(57,835)	-	(49,502)	(49,502)	-	(41,982)	(41,982)
Interest expense	-	(26,612)	(26,612)	-	(23,630)	(23,630)	-	(14,170)	(14,170)
Proceeds from interest rate cap	-	1,297	1,297	-	6,101	6,101	-	495	495
(Loss) income from equity method investment	(154)	-	(154)	-	594	594	2,485	-	2,485
Gain on sale of loan	-	-	-	575	-	575	30,090	-	30,090
(Loss) gain on extinguishment of debt	(4,135)	-	(4,135)	2,217	-	2,217	-	-
Principal charge-offs (1)	(98,934)	-	(98,934)	(147,361)	-	(147,361)	(11,527)	-	(11,527)
Previously recognized gain on foreclosure of real estate owned held-for-sale (2)	-	5,592	5,592	-	-	-	-	-	-
Loss on real estate owned held-for-sale	-	(80,461)	(80,461)	-	-	-	-	-	-
Previously recognized depreciation on real estate owned held-for-sale	-	(32,302)	(32,302)	-	-	-	-	-	-
Net income attributable to non- controlling interests	-	-	-	-	-	-	(91)	-	(91)
Distributable (Loss) Earnings	$5,905	$(101,555)	$(95,650)	$26,477	$13,461	$39,938	$186,541	$7,813	$194,354

Reconciliation to net (loss) income attributable to common stock
Principal charge-offs (1)			98,934			147,361			11,527
Previously recognized gain on foreclosure of real estate owned held-for-sale (2)			(5,592)			-			-
Previously recognized depreciation on real estate owned held-for-sale			32,302			-			-
Provision for current expected credit loss reserve			(212,620)			(153,683)			(84,361)
Valuation adjustment for loan receivable held-for-sale			(7,227)			-			-
Depreciation and amortization			(10,489)			(9,287)			(8,041)
Amortization of above and below market leases, net			(1,416)			(708)			-
Gain on foreclosure of real estate owned			-			4,162			-
Stock-based compensation expense			(18,101)			(16,599)			(7,457)
Unrealized (loss) gain on interest rate cap			(1,406)			(5,157)			6,042
Net (loss) income attributable to common stock			$(221,265)			$6,027			$112,064

(1)
For the year ended December 31, 2024, amount includes a $23.2 million charge-off of accrued interest receivable related to the reclassification of a for sale condo loan to held-for-sale.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

(2)
Reflects total gain on foreclosure of our hotel portfolio real estate owned asset, which is classified as real estate owned held-for-sale as of December 31, 2024. Amount not previously recognized in Distributable (Loss) Earnings.
(3)
Reflects previously recognized depreciation on real estate owned classified as held-for-sale as of December 31, 2024. Amount not previously recognized in Distributable (Loss) Earnings.

Note 16. Subsequent Events

We have evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined that the following or events have occurred:

1.
In January 2025 we sold a senior loan. See Note 3 for further detail.
2.
Upon maturity of our debt related to real estate owned, we entered into a forbearance agreement with our lender which expires on May 9, 2025. See Note 6 for further detail.

Claros Mortgage Trust, Inc.

Schedule IV - Mortgage Loans on Real Estate

As of December 31, 2024

($ in thousands, except for number of loans)

Type of Loan	Description/Location	Number of Investments	Interest Payment Rates(2)	Maximum Maturity Date (3)	Periodic Payment Terms (4)	Prior Liens (5)	Face Amount of Loans (6)	Carrying Amount of Loans (7) (8)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Senior Mortgage Loans
Senior loans in excess of 3% of the carrying amount of total loans
Senior mortgage loan	Multifamily/West		+ 3.01%	2025	I/O	N/A	$402,339	$401,520	$402,339
Senior mortgage loan	Multifamily/Northeast		+ 2.75%	2025	I/O	N/A	390,000	390,000	-
Senior mortgage loan	Hospitality/Northeast		+ 6.25%	2028	I/O	N/A	245,000	246,350	-
Senior mortgage loan	Hospitality/Southeast		+ 4.91%	2026	I/O	N/A	225,000	225,169	-
Senior mortgage loan	Hospitality/West		+ 4.25%	2029	I/O	N/A	224,615	224,412	-
Senior mortgage loan	Hospitality/West		+ 5.50%	2027	I/O	N/A	217,303	217,111	-
Senior mortgage loan	Office/Southeast		+ 3.60%	2026	I/O	N/A	199,953	199,953	-
						N/A	1,904,210	1,904,515	402,339
Senior loans less than 3% of the carrying amount of total loans
Senior mortgage loans(1)	Various	43	Floating: + 2.75% - 10.75%	2020 - 2029	I/O / P	N/A	4,482,665	4,317,041	1,691,489

Subordinate Loans
Subordinate loans less than 3% of the carrying amount of total loans
Mezzanine loans	Various	2	Fixed: 7.35% - 8.50%	2023 - 2027	I/O	$859,660	125,886	124,878	886

Total loans						$859,660	$6,512,761	$6,346,434	$2,094,714
General CECL reserve						N/A	N/A	$(122,110)	N/A
Total loans after general CECL reserves						$859,660	$6,512,761	$6,224,324	$2,094,714

(1)
Table includes loans receivable classified as held-for-sale as of December 31, 2024. See Note 3 - Loan Portfolio for further detail.
(2)
As a spread over SOFR. SOFR as of December 31, 2024 was 4.33%.
(3)
Maximum maturity date assumes all extension options are exercised.
(4)
I/O = interest only until final maturity unless otherwise noted, which in certain instances may include the ability to satisfy such payments through non-cash advances on loans receivable in lieu of interest. P = Certain loans may be subject to spread maintenance premiums or other prepayment penalty if paid before date specified within the loan agreement.
(5)
Represents only third-party liens and is expressed as the total loan unpaid principal balance senior to our subordinated loan interest as of December 31, 2024.
(6)
For loans receivable held-for-sale, reflects amounts prior to principal charge-offs.
(7)
The tax basis of the loans included above is $6,190,292 as of December 31, 2024.
(8)
Includes specific CECL reserve of $120.9 million.

Reconciliation of Mortgage Loans on Real Estate (1) ($ in thousands)

	2024	2023
Balance at January 1,	$6,877,425	$7,360,427
Additions during period:
Fundings on new and existing loans	406,975	769,710
Loan receivable acquired in connection with a full loan repayment	97,729	-
Non-cash advances in lieu of interest	41,318	63,632
Accretion of fees	19,793	22,809
Deductions during period:
Repayments of loans, including proceeds from sales of loans not previously classified as held-for-sale	(718,811)	(771,077)
Origination fees, extension fees, and exit fees received	(4,618)	(2,833)
Transfer to real estate owned	-	(141,862)
Transfer to loans held-for-sale	(596,788)	(261,709)
Provision for current expected credit losses (2)	(175,761)	(161,672)
Balance at December 31,	$5,947,262	$6,877,425

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

As of December 31, 2024, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

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

As of December 31, 2024, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on that evaluation, our management, concluded that our internal control over financial reporting was effective as of December 31, 2024.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and the effectiveness of our internal control over financial reporting as of December 31, 2024, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) or Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed not later than April 30, 2025 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed not later than April 30, 2025 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed not later than April 30, 2025 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed not later than April 30, 2025 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed not later than April 30, 2025 with the SEC pursuant to Regulation 14A under the Exchange Act.

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

10.1

Amended and Restated Management Agreement of Claros Mortgage Trust, Inc. and Claros REIT Management LP, dated August 2, 2022 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, dated August 2, 2022, filed by the Company, Commission File No. 001-40993)

10.2

Claros Mortgage Trust, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.3

Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.4

Form of Time-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.5

Form of Time-Based Restricted Stock Unit Award Agreement (Non-Deferral Form) (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, dated May 10, 2022, filed by the Company, Commission File No. 001-40993)

10.6

Form of Time-Based Restricted Stock Unit Award Agreement (Deferral Form) (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, dated May 10, 2022, filed by the Company, Commission File No. 001-40993)

10.7

Claros Mortgage Trust, Inc. Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.8

Form of Indemnification Agreement with directors and certain officers (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.9

Registration Rights Agreement between Claros Mortgage Trust, Inc. and Claros REIT Holdings LP, dated July 8, 2016 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-11, dated October 8, 2021, filed by the Company, Commission File No. 333-260140)

10.10

Amended and Restated Registration Rights Agreement between Claros Mortgage Trust, Inc. and CMTG Investor, L.P., dated July 8, 2016 (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-11, dated October 8, 2021, filed by the Company, Commission File No. 333-260140)

10.11

Registration Rights Agreement between Claros Mortgage Trust, Inc. and Fuyou Investment Management Limited, dated July 8, 2016 (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-11, dated October 8, 2021, filed by the Company, Commission File No. 333-260140)

10.12

Master Repurchase and Securities Contract Agreement, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of January 26, 2017 (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.13

First Amendment to Master Repurchase and Securities Contract Agreement, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of June 26, 2018 (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.14

Second Amendment to Master Repurchase and Securities Contract Agreement, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of March 13, 2019 (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.15

Third Amendment to Master Repurchase and Securities Contract Agreement, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of November 1, 2019 (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.16

Fourth Amendment to Master Repurchase and Securities Contract Agreement, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of February 3, 2020 (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.17

Fifth Amendment to Master Repurchase and Securities Contract Agreement, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of February 21, 2020 (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.18

Sixth Amendment to Master Repurchase and Securities Contract Agreement, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of March 17, 2020 (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.19

Seventh Amendment to Master Repurchase and Securities Contract Agreement, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of April 10, 2020 (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.20

Eighth Amendment to Master Repurchase and Securities Contract Agreement, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of January 29, 2021 (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.21

Ninth Amendment to Master Repurchase and Securities Contract Agreement, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of September 9, 2021 (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.22

Tenth Amendment to Master Repurchase and Securities Contract Agreement by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of January 25, 2022 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, dated May 2, 2023, filed by the Company, Commission File No. 001-40993)

10.23

Eleventh Amendment to Master Repurchase and Securities Contract Agreement by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of January 26, 2023 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, dated May 2, 2023, filed by the Company, Commission File No. 001-40993)

10.24

Twelfth Amendment to Master Repurchase and Securities Contract Agreement and First Amendment to Guaranty by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of March 16, 2023 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, dated May 2, 2023, filed by the Company, Commission File No. 001-40993)

10.25

Thirteenth Amendment to Master Repurchase and Securities Contract Agreement by and between CMTG MS Finance LLC and Morgan Stanley Bank N.A., dated as of August 15, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 20, 2024, filed by the Company, Commission File No. 001-40993)

10.26

Guaranty made by Claros Mortgage Trust, Inc. in favor of Morgan Stanley Bank, N. A., dated as of January 26, 2017 (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.27

Second Amendment to Guaranty Agreement made by Claros Mortgage Trust, Inc. in favor of Morgan Stanley Bank, N.A., dated as of October 5, 2023 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, dated October 31, 2023, filed by the Company, Commission File No. 001-40993)

10.28

Third Amendment to Guaranty by and between Claros Mortgage Trust, Inc. and Morgan Stanley Bank, N.A., dated as of June 30, 2024 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, dated August 5, 2024, filed by the Company, Commission File No. 001-40993)

10.29

Master Repurchase Agreement by and between Barclays Bank PLC and CMTG BB Finance LLC, dated as of December 21, 2018 (incorporated by reference to Exhibit 10.35 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.30

First Amendment to Master Repurchase Agreement by and between Barclays Bank PLC and CMTG BB Finance LLC, dated as of October 31, 2019 (incorporated by reference to Exhibit 10.36 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.31

Omnibus Amendment by and between CMTG BB Finance LLC and Barclays Bank PLC, dated as of February 27, 2020 (incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.32

Second Amendment to Master Repurchase Agreement by and between Barclays Bank PLC and CMTG BB Finance LLC, dated as of August 19, 2021 (incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.33

Seventh Amendment to Master Repurchase Agreement by and between CMTG BB Finance LLC and Barclays Bank PLC, dated as of December 26, 2023 (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K, dated February 20, 2024, filed by the Company, Commission File No. 001-40993)

10.34

Guaranty made by Claros Mortgage Trust, Inc. in favor of Barclays Bank PLC, dated as of December 21, 2018 (incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.35

First Amendment to Guaranty made by Claros Mortgage Trust, Inc. in favor of Barclays Bank PLC, dated as of February 21, 2023 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, dated May 2, 2023, filed by the Company, Commission File No. 001-40993)

10.36

Second Amendment to Guaranty made by Claros Mortgage Trust, Inc. in favor of Barclays Bank PLC, dated as of December 26, 2023 (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K, dated February 20, 2024, filed by the Company, Commission File No. 001-40993)

10.37

Third Amendment to Guaranty by and between Claros Mortgage Trust, Inc. and Barclays Bank PLC, dated as of June 30, 2024 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, dated August 5, 2024, filed by the Company, Commission File No. 001-40993)

10.38

Amended and Restated Uncommitted Master Repurchase Agreement by and between CMTG JP Finance LLC and JPMorgan Chase Bank, National Association, dated as of May 27, 2021 (incorporated by reference to Exhibit 10.42 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.39

Amendment No. 2 to Amended and Restated Master Repurchase Agreement by and between CMTG JP Finance LLC and JPMorgan Chase Bank, National Association, dated as of January 14, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated January 21, 2022, filed by the Company, Commission File No. 001-40993)

10.40

Amendment No. 3 to Amended and Restated Master Repurchase Agreement and Amendment No. 1 to Guarantee Agreement by and between CMTG JP Finance LLC and JPMorgan Chase Bank, National Association, dated as of March 10, 2023 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, dated May 2, 2023, filed by the Company, Commission File No. 001-40993)

10.41

Amendment No. 4 to Amended and Restated Master Repurchase Agreement and Amendment No. 2 to Guarantee Agreement by and among the Company, CMTG JP Finance LLC and JPMorgan Chase Bank, National Association, dated as of July 28, 2023 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, dated August 1, 2023, filed by the Company, Commission File No. 001-40993)

10.42

Amendment No. 5 to Amended and Restated Master Repurchase Agreement and Amendment No. 3 to Guarantee Agreement by and among the Company, CMTG JP Finance LLC and JPMorgan Chase Bank, National Association, dated as of June 20, 2024 (incorporated by referenced to Exhibit 10.1 to the Current Report on Form 8-K, dated June 24, 2024, filed by the Company, Commission File No. 001-40993)

10.43

Guarantee Agreement made by Claros Mortgage Trust, Inc. in favor of JPMorgan Chase Bank, National Association, dated as of June 29, 2018 (incorporated by reference to Exhibit 10.43 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.44

Amendment No. 2 to Guarantee Agreement made by Claros Mortgage Trust, Inc. in favor of JPMorgan Chase Bank, National Association, dated as of December 28, 2023 (incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K, dated February 20, 2024, filed by the Company, Commission File No. 001-40993)

10.45

Amendment No. 3 to Guarantee Agreement made by Claros Mortgage Trust, Inc. in favor of JPMorgan Chase Bank, National Association, dated as of January 1, 2024 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, dated May 6, 2024, filed by the Company, Commission File No. 001-40993)

10.46

Amendment No. 4 to Guarantee Agreement made by Claros Mortgage Trust, Inc. in favor of JPMorgan Chase Bank, National Association, dated as of June 28, 2024 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, dated August 5, 2024, filed by the Company, Commission File No. 001-40993)

10.47

Term Loan Credit Agreement by and between Claros Mortgage Trust, Inc. and JPMorgan Chase Bank, N.A., dated as of August 9, 2019 (incorporated by reference to Exhibit 10.49 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.48

Amendment No. 1 to Term Loan Credit Agreement by and among Claros Mortgage Trust, Inc., the subsidiary guarantors named therein, the lenders party thereto and JPMorgan Chase Bank, N.A., dated as of December 1, 2020 (incorporated by reference to Exhibit 10.51 to the Registration Statement on Form S-11, dated October 8, 2021, filed by the Company, Commission File No. 333-260140)

10.49

Amendment No. 3 to Term Loan Credit Agreement by and among the Company, the subsidiary guarantors named therein, the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent, dated as of December 2, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated December 3, 2021, filed by the Company, Commission File No. 001-40993)

10.50

Amendment No. 4 to Term Loan Credit Agreement by and between Claros Mortgage Trust, Inc. and JPMorgan Chase Bank, N.A., dated as of May 5, 2023 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, dated August 1, 2023, filed by the Company, Commission File No. 001-40993)

10.51

Loan Guaranty by and among the subsidiary guarantors named therein and JPMorgan Chase Bank, N.A., dated as of August 9, 2019 (incorporated by reference to Exhibit 10.50 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.52

Amendment No. 1 to Guarantee Agreement by and between Claros Mortgage Trust, Inc. and JPMorgan Chase Bank, N.A., dated as of March 29, 2023 (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q, dated May 2, 2023, filed by the Company, Commission File No. 001-40993)

10.53

Pledge and Security Agreement by and among Claros Mortgage Trust, Inc., the subsidiary guarantors named therein and JPMorgan Chase Bank, N.A., dated as of August 9, 2019 (incorporated by reference to Exhibit 10.52 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.54

Master Repurchase and Securities Contract by and between CMTG WF Finance LLC and Wells Fargo Bank, National Association, dated as of September 29, 2021 (incorporated by reference to Exhibit 10.53 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.55

Amendment No. 2 to Master Repurchase and Securities Contract by and between CMTG WF Finance LLC and Wells Fargo Bank, National Association, dated as of March 7, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 9, 2022, filed by the Company, Commission File No. 001-40993)

10.56

Guarantee Agreement made by Claros Mortgage Trust, Inc. in favor of Wells Fargo Bank, National Association, dated as of September 29, 2021 (incorporated by reference to Exhibit 10.54 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.57

Amendment No. 1 to Guarantee Agreement made by Claros Mortgage Trust, Inc. in favor of Wells Fargo Bank, National Association, dated as of May 19, 2023 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, dated August 1, 2023, filed by the Company, Commission File No. 001-40993)

10.58

Amendment No. 2 to Guarantee Agreement made by Claros Mortgage Trust, Inc. in favor of Wells Fargo Bank, National Association, dated as of January 19, 2024 (incorporated by reference to Exhibit 10.65 to the Annual Report on Form 10-K, dated February 20, 2024, filed by the Company, Commission File No. 001-40993)

10.59

Amendment No. 3 to Guarantee Agreement made by Claros Mortgage Trust, Inc. in favor of Wells Fargo Bank, National Association, dated as of July 30, 2024 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, dated August 5, 2024, filed by the Company, Commission File No. 001-40993)

10.60*	Amendment No. 4 to Guarantee Agreement, dated as of January 31, 2025, by and between Claros Mortgage Trust, Inc. and Wells Fargo Bank, National Association

10.61

Extension Option Acknowledgement Letter, dated as of September 29, 2023, regarding that certain Master Repurchase and Securities Contract, dated as of September 29, 2021, by and between CMTG WF Finance LLC and Wells Fargo Bank, National Association, as amended, and that certain Guarantee Agreement made by the Company in favor of Wells Fargo Bank, National Association, dated as of September 29, 2021, by and among the Company, CMTG WF Finance LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, dated October 31, 2023, filed by the Company, Commission File No. 001-40993)

10.62

Short-Term Extension Letter Agreement by and among Claros Mortgage Trust, Inc., CMTG WF Finance LLC, CMTG WF Finance Holdco LLC, and Wells Fargo Bank, National Association, dated as of September 30, 2024 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, dated November 7, 2024, filed by the Company, Commission File No. 001-40993)

10.63

Master Participation and Administration Agreement, by and among JPMorgan Chase Bank, National Association, CMTG JPM Term Holdco LLC, CMTG JPM Term Funding LLC and Situs Asset Management LLC, dated as of November 4, 2022 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, dated November 9, 2022, filed by the Company, Commission File No. 001-40993)

10.64

Amended and Restated Master Repurchase and Securities Contract Agreement, by and between CMTG GS Finance LLC and Goldman Sachs Bank USA, dated as of March 7, 2022 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, dated August 2, 2022, filed by the Company, Commission File No. 001-40993)

10.65

First Amendment to Amended and Restated Repurchase and Securities Contract Agreement by and between CMTG GS Finance LLC and Goldman Sachs Bank USA, dated as of May 31, 2022 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, dated May 2, 2023, filed by the Company, Commission File No. 001-40993)

10.66

Second Amendment to Amended and Restated Master Repurchase and Securities Contract Agreement and First Amendment to Amended and Restated Guarantee Agreement by and between CMTG GS Finance LLC and Goldman Sachs Bank USA, dated as of January 13, 2023 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, dated May 2, 2023, filed by the Company, Commission File No. 001-40993)

10.67

Third Amendment to Amended and Restated Master Repurchase and Securities Contract and Third Amendment to Amended and Restated Guarantee Agreement by and between CMTG GS Finance and Goldman Sachs Bank USA, dated as of June 28, 2024 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, dated August 5, 2024, filed by the Company, Commission File No. 001-40993)

10.68*	Fourth Amendment to Amended and Restated Guarantee Agreement dated as of January 31, 2025 by and between Claros Mortgage Trust Inc. and Goldman Sachs Bank USA

10.69

Amended and Restated Guarantee Agreement made by Claros Mortgage Trust, Inc. in favor of Goldman Sachs Bank USA, dated as of March 7, 2022 (incorporated by reference to Exhibit 10.71 to the Annual Report on Form 10-K, dated February 20, 2024, filed by the Company, Commission File No. 001-40993)

10.70

Second Amendment to Amended and Restated Guarantee Agreement made by Claros Mortgage Trust, Inc. in favor of Goldman Sachs Bank USA, dated as of August 24, 2023 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, dated October 31, 2023, filed by the Company, Commission File No. 001-40993)

10.71+

Second Omnibus Amendment by and between CMTG BB Finance LLC and Barclays Bank PLC, dated as of December 20, 2021 (incorporated by reference to Exhibit 10.74 to the Annual Report on Form 10-K, dated February 20, 2024, filed by the Company, Commission File No. 001-40993)

10.72

Fifth Amendment to Master Repurchase Agreement by and between CMTG BB Finance LLC and Barclays Bank PLC, dated as of January 28, 2022 (incorporated by reference to Exhibit 10.75 to the Annual Report on Form 10-K, dated February 20, 2024, filed by the Company, Commission File No. 001-40993)

10.73

Sixth Amendment to Master Repurchase Agreement by and between CMTG BB Finance LLC and Barclays Bank PLC, dated as of July 13, 2022 (incorporated by reference to Exhibit 10.76 to the Annual Report on Form 10-K, dated February 20, 2024, filed by the Company, Commission File No. 001-40993)

10.74

Amendment No. 2 to Term Loan Credit Agreement by and between Claros Mortgage Trust, Inc. and JPMorgan Chase Bank, N.A., dated as of November 15, 2021 (incorporated by reference to Exhibit 10.77 to the Annual Report on Form 10-K, dated February 20, 2024, filed by the Company, Commission File No. 001-40993)

10.75

Claros Mortgage Trust, Inc., Amended Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, dated May 6, 2024, filed by the Company, Commission File No. 001-40993)

10.76*	Claros Mortgage Trust, Inc., Amended and Restated Non-Employee Director Compensation Program

10.77*	Eighth Amendment to Master Repurchase Agreement by and between CMTG BB Finance LLC and Barclays Bank PLC, dated as of January 23, 2025

10.78*	Fourth Amendment to Guaranty by and between Claros Mortgage Trust, Inc. and Barclays Bank PLC, dated as of January 23, 2025

10.79*

Amended and Restated Short-Term Extension Letter Agreement by and among Claros Mortgage Trust, Inc., CMTG WF Finance LLC, CMTG WF Finance Holdco LLC and Wells Fargo Bank, National Association, dated as of November 22, 2024

10.80*

Second Amended and Restated Short-Term Extension Letter Agreement by and among Claros Mortgage Trust, Inc., CMTG WF Finance LLC, CMTG WF Finance Holdco LLC and Wells Fargo Bank, National Association, dated as of January 24, 2025

10.81*+

Third Amended and Restated Short-Term Extension Letter Agreement by and among Claros Mortgage Trust, Inc., CMTG WF Finance LLC, CMTG WF Finance Holdco LLC, and Wells Fargo Bank National Association, dated as of January 1, 2025

10.82*	Amendment No. 4 to Guarantee Agreement by and between Claros Mortgage Trust, Inc. and JPMorgan Chase Bank, National Association, dated as of February 6, 2025

10.83*	Fourth Amendment to the Guaranty by and between Claros Mortgage Trust, Inc. and Morgan Stanley Bank, N.A., dated as of February 10, 2025

10.84*	Amendment No. 5 to Guarantee Agreement by and between Claros Mortgage Trust, Inc. and JPMorgan Chase Bank, National Association, dated as of February 11, 2025

19.1*	Claros Mortgage Trust, Inc. Insider Trading Compliance Policy

21.1*	Subsidiaries of Claros Mortgage Trust, Inc.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Claros Mortgage Trust, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K, dated February 20 2024, filed by the Company, Commission File No. 001-40993)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

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

Claros Mortgage Trust, Inc.

Date: February 19, 2025	By:	/s/ Richard J. Mack
Richard J. Mack
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard J. Mack	Chief Executive Officer and Chairman	February 19, 2025
Richard J. Mack	(Principal Executive Officer)

/s/ J. Michael McGillis	Chief Financial Officer, President and Director (Principal Financial and Accounting Officer)	February 19, 2025
J. Michael McGillis

/s/ Steven L. Richman	Director	February 19, 2025
Steven L. Richman

/s/ Andrew Silberstein	Director	February 19, 2025
Andrew Silberstein

/s/ Derrick D. Cephas	Director	February 19, 2025
Derrick D. Cephas

/s/ Mary Haggerty	Director	February 19, 2025
Mary Haggerty

/s/ Pamela Liebman	Director	February 19, 2025
Pamela Liebman

/s/ Vincent Tese	Director	February 19, 2025
Vincent Tese

/s/ W. Edward Walter III	Director	February 19, 2025
W. Edward Walter III