Form 10-Q
period 2025-03-31
Claros Mortgage Trust, Inc.
filed 2025-05-07
CIK 1666291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 6, 2025, the registrant had 139,362,657 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Claros Mortgage Trust, Inc.

Consolidated Balance Sheets

(unaudited, in thousands, except share data)

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$127,829	$99,075
Restricted cash	21,043	34,425
Loans receivable held-for-investment	5,976,102	6,190,292
Less: current expected credit loss reserve	(237,400)	(243,030)
Loans receivable held-for-investment, net	5,738,702	5,947,262
Loans receivable held-for-sale	145,563	277,062
Equity method investment	42,283	42,320
Real estate owned held-for-investment, net	126,903	127,140
Real estate owned held-for-sale	307,020	307,020
Other assets	146,873	132,651
Total assets	$6,656,216	$6,966,955

Liabilities and Equity
Repurchase agreements	$3,039,040	$3,190,339
Term participation facility	487,019	477,584
Notes payable, net	165,505	236,845
Secured term loan, net	709,078	709,777
Debt related to real estate owned, net	275,214	274,604
Other liabilities	37,378	42,700
Management fee payable - affiliate	8,397	27,020
Total liabilities	4,721,631	4,958,869

Commitments and Contingencies - Note 14

Equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 139,362,657 shares issued and 139,362,657 shares outstanding at March 31, 2025 and December 31, 2024, respectively	1,394	1,394
Additional paid-in capital	2,745,136	2,740,014
Accumulated deficit	(811,945)	(733,322)
Total equity	1,934,585	2,008,086
Total liabilities and equity	$6,656,216	$6,966,955

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Operations

(unaudited, in thousands, except share and per share data)

	Three Months Ended
	March 31, 2025	March 31, 2024
Revenue
Interest and related income	$118,038	$160,845
Less: interest and related expense	89,227	115,931
Net interest income	28,811	44,914
Revenue from real estate owned	14,564	13,911
Total net revenue	43,375	58,825

Expenses
Management fees - affiliate	8,397	9,210
General and administrative expenses	4,270	3,877
Stock-based compensation expense	5,074	4,353
Real estate owned:
Operating expenses	12,915	12,880
Interest expense	6,554	6,329
Depreciation and amortization	438	2,599
Total expenses	37,648	39,248

Proceeds from interest rate cap	-	865
Unrealized loss on interest rate cap	-	(998)
Loss from equity method investment	(37)	(35)
Loss on extinguishment of debt	(547)	(2,244)
Loss on real estate owned held-for-sale	(49)	-
Provision for current expected credit loss reserve	(41,123)	(69,960)
Valuation adjustment for loan receivable held-for-sale	(42,594)	-

Net loss	$(78,623)	$(52,795)

Net loss per share of common stock:
Basic and diluted	$(0.56)	$(0.39)
Weighted average shares of common stock outstanding:
Basic and diluted	139,475,685	138,791,113

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Changes in Equity

(unaudited, in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total Equity
Balance at December 31, 2024	139,362,657	$1,394	$2,740,014	$(733,322)	$2,008,086
Stock-based compensation expense	-	-	5,122	-	5,122
Net loss	-	-	-	(78,623)	(78,623)
Balance at March 31, 2025	139,362,657	$1,394	$2,745,136	$(811,945)	$1,934,585

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total Equity
Balance at December 31, 2023	138,745,357	$1,387	$2,725,217	$(426,704)	$2,299,900
Stock-based compensation expense	1,334	-	4,400	-	4,400
Dividends declared	-	-	-	(35,622)	(35,622)
Net loss	-	-	-	(52,795)	(52,795)
Balance at March 31, 2024	138,746,691	$1,387	$2,729,617	$(515,121)	$2,215,883

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities
Net loss	$(78,623)	$(52,795)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Accretion of fees and discounts on loans receivable	(2,797)	(4,633)
Amortization of deferred financing costs	6,161	5,307
Non-cash stock-based compensation expense	5,122	4,400
Depreciation and amortization on real estate owned and in-place lease values	438	2,599
Amortization of above and below market lease values, net	354	354
Unrealized loss on interest rate cap	-	998
Loss from equity method investment	37	35
Loss on extinguishment of debt	547	2,244
Loss on real estate owned held-for-sale	49	-
Non-cash advances on loans receivable in lieu of interest	(14,487)	(11,434)
Non-cash advances on secured financings in lieu of interest	2,188	1,979
Repayment of non-cash advances on loans receivable in lieu of interest	2,423	1,371
Provision for current expected credit loss reserve	41,123	69,960
Valuation adjustment for loan receivable held-for-sale	42,594	-
Changes in operating assets and liabilities:
Other assets	(15,737)	3,407
Other liabilities	(6,554)	(2,199)
Management fee payable - affiliate	(18,623)	(105)
Net cash (used in) provided by operating activities	(35,785)	21,488

Cash flows from investing activities
Loan originations, acquisitions and advances, net of fees	(27,404)	(131,920)
Advances on loan receivable held-for-sale	(12,079)	-
Repayments of loans receivable	213,001	155,789
Proceeds from sales of loans receivable	100,985	261,709
Extension and exit fees received from loans receivable	341	1,502
Reserves and deposits held for loans receivable	-	(5)
Capital expenditures on real estate owned	(49)	(465)
Net cash provided by investing activities	274,795	286,610

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended
	March 31, 2025	March 31, 2024
Cash flows from financing activities
Dividends paid	-	(35,328)
Proceeds from secured financings	222,776	155,487
Payment of deferred financing costs	(4,675)	(5,981)
Payment of exit fees on secured financing	(1,038)	-
Purchase of interest rate cap	-	(508)
Repayments of secured financings	(438,794)	(372,980)
Repayments of secured term loan	(1,907)	(1,907)
Repayments of debt related to real estate owned	-	(10,000)
Net cash used in financing activities	(223,638)	(271,217)

Net increase in cash, cash equivalents and restricted cash	15,372	36,881
Cash, cash equivalents and restricted cash, beginning of period	133,500	214,889
Cash, cash equivalents and restricted cash, end of period	$148,872	$251,770

Cash and cash equivalents, end of period	$127,829	$232,514
Restricted cash, end of period	21,043	19,256
Cash, cash equivalents and restricted cash, end of period	$148,872	$251,770

Supplemental disclosure of cash flow information:
Cash paid for interest	$91,871	$116,590

Supplemental disclosure of non-cash investing and financing activities:
Dividends accrued	$-	$35,622
Accrued deferred financing costs	$1,851	$-
Accrued deferred leasing costs	$353	$-

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

These unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of our financial position, results of operations and cash flows have been included. Our results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year or any other future period.

We consolidate all entities that are controlled either through majority ownership or voting rights. We also identify entities for which control is achieved through means other than through voting rights (a variable interest entity or “VIE”) using the analysis as set forth in Accounting Standards Codification (“ASC”) 810, Consolidation of Variable Interest Entities, and determine when and which variable interest holder, if any, should consolidate the VIE. We do not have any consolidated variable interest entities as of March 31, 2025 and December 31, 2024. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Risks and Uncertainties

In the normal course of business, we primarily encounter two significant types of economic risk: credit and market. Credit risk is the risk of default on our loans receivable that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of the loans receivable due to changes in interest rates, spreads or other market factors, including risks that impact the value of the collateral underlying our loans receivable. We believe that the carrying values of our loans receivable are reasonable taking into consideration these risks.

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

General CECL Reserve

Our loans are typically collateralized by real estate, or in the case of mezzanine loans, by an equity interest in an entity that owns real estate. We consider key credit quality indicators in underwriting loans and estimating credit losses, including: the capitalization of borrowers and sponsors; the expertise of the borrowers and sponsors in a particular real estate sector and geographic market; collateral type; geographic region; use and occupancy of the property; property market value; loan-to-value (“LTV”) ratio; loan amount and lien position; our risk ratings; and prior experience with the borrower/sponsor. This information is used to assess the financial and operating capability, experience and profitability of the borrower/sponsor. Ultimate repayment of our loans is sensitive to interest rate changes, general economic conditions, performance of the collateral asset, liquidity, LTV ratio, existence of a liquid investment sales market for commercial properties, and availability of replacement financing.

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

To estimate an annual historical loss rate, we obtained historical loss rate data for loans most comparable to our loan portfolio from a commercial mortgage-backed securities database licensed by a third party, Trepp, LLC, which contains historical loss data from January 1, 1999 through March 31, 2025. We believe this CMBS data is the most relevant, available, and comparable dataset to our portfolio.

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
4.
High Risk/Potential for Loss: A loan that has a risk of realizing a principal loss
5.
Impaired/Loss Likely: A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss

Specific CECL Reserve

In certain circumstances, we may determine that a loan is no longer suited for the WARM method because (i) it has unique risk characteristics, (ii) we have deemed the borrower/sponsor to be experiencing financial difficulty and the repayment of the loan’s principal is collateral-dependent, and/or (iii) we anticipate assuming legal title and/or physical possession of the underlying collateral property and the fair value of the collateral asset is determined to be below our carrying value. We may instead elect to employ different methods to estimate credit losses that also conform to ASC 326 and related guidance. For such loans, we would separately measure the specific reserve for each loan by using the estimated fair value of the loan’s collateral. If the estimated fair value of the collateral is less than the carrying value of the loan, an asset-specific reserve is created as a component of our overall current expected credit loss reserve. Specific reserves are equal to the excess of a loan’s carrying value to the estimated fair value of the collateral. If recovery of our investment is expected from the sale of the collateral and such costs will reduce amounts recovered by us, specific reserves are equal to the excess of a loan’s carrying value to the estimated fair value of the collateral less estimated costs to sell.

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

Note 3. Loan Portfolio

Loans Receivable

Our loan receivable held-for-investment portfolio as of March 31, 2025 was comprised of the following loans ($ in thousands, except for number of loans):

	Number of Loans	Loan Commitment(1)	Unpaid Principal Balance	Carrying Value (2)	Weighted Average Spread(3)	Weighted Average Interest Rate(4)
Loans receivable held-for-investment:
Variable:
Senior loans(5)	48	$6,313,984	$5,856,608	$5,730,337	+ 3.49%	6.99%
	48	6,313,984	5,856,608	5,730,337	+ 3.49%	6.99%
Fixed:
Senior loans(5)	1	$1,607	$1,607	$1,607	N/A	0.00%
Subordinate loans	2	125,886	125,886	124,893	N/A	8.44%
	3	127,493	127,493	126,500		8.33%
Total/Weighted Average	51	$6,441,477	$5,984,101	$5,856,837	N/A	7.02%
General CECL reserve				(118,135)
Loans receivable held-for-investment, net				$5,738,702

(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Net of specific CECL reserves of $119.3 million.
(3)
The weighted average spread is expressed as a spread over the relevant floating benchmark rates. One-month term Secured Overnight Financing Rate (“SOFR”) as of March 31, 2025 was 4.32%. Weighted average is based on unpaid principal balance as of March 31, 2025. For loans placed on non-accrual, the spread used in calculating the weighted average spread is 0%.
(4)
Reflects the weighted average interest rate based on the applicable floating benchmark rate (if applicable), including SOFR floors (if applicable). Weighted average is based on unpaid principal balance as of March 31, 2025 and includes loans on non-accrual status. For loans placed on non-accrual, the spread used in calculating the weighted average interest rate is 0%.
(5)
Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans (if any), and pari passu participations in senior mortgage loans.

Our loans receivable held-for-investment portfolio as of December 31, 2024 was comprised of the following loans ($ in thousands, except for number of loans):

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
(3)
The weighted average spread is expressed as a spread over the relevant floating benchmark rates. SOFR as of December 31, 2024 was 4.33%. Weighted average is based on unpaid principal balance as of December 31, 2024. For loans placed on non-accrual, the spread used in calculating the weighted average spread is 0%.
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

Activity relating to our loans receivable held-for-investment portfolio for the three months ended March 31, 2025 ($ in thousands):

	Unpaid Principal Balance	Deferred Fees and Discounts	Specific CECL Reserve	Carrying Value (1)
Balance at December 31, 2024	$6,200,290	$(9,998)	$(120,920)	$6,069,372
Advances on existing loans	27,404	-	-	27,404
Non-cash advances in lieu of interest	14,487	-	-	14,487
Origination fees, discounts, extension fees and exit fees	-	(341)	-	(341)
Repayments of loans receivable	(213,001)	-	-	(213,001)
Repayments of non-cash advances in lieu of interest	(2,423)	-	-	(2,423)
Accretion of fees and discounts	-	2,797	-	2,797
Provision for specific CECL reserve	-	-	(41,458)	(41,458)
Charge-offs	(42,656)	(457)	43,113	-
Balance at March 31, 2025	$5,984,101	$(7,999)	$(119,265)	$5,856,837
General CECL reserve				(118,135)
Carrying Value				$5,738,702

(1)
Balance at December 31, 2024 does not include general CECL reserve.

During the three months ended March 31, 2025, we agreed to a loan repayment of a land loan with an unpaid principal balance of $183.0 million and deferred interest of $6.4 million, which resulted in (i) a discounted loan payoff of $164.7 million, (ii) a discounted repayment of deferred interest of $2.9 million, and (iii) a waiver of a $0.5 million exit fee. During the three months ended March 31, 2025, we recognized a $22.3 million charge-off through our provision for current expected credit loss reserve as a result of this repayment.

Sales of Loans Receivable

The following table summarizes our loan receivable held-for-sale as of March 31, 2025 and loan receivable sold during the three months ended March 31, 2025 ($ in thousands):

Property Type	Location	Loan Commitment	Unpaid Principal Balance	Carrying Value Before Principal Charge-Off / Valuation Allowance	Cumulative Principal Charge-Off / Valuation Allowance	Held-For-Sale Carrying Value	Risk Rating (1)
For Sale Condo (2)	CA	$247,260	$223,491	$223,491	$(77,928)	$145,563	4
Total held-for-sale, March 31, 2025		$247,260	$223,491	$223,491	$(77,928)	$145,563

Hospitality (3)	CA	$101,059	$101,059	$101,299	$(315)	$100,984	3
Total sold, three months ended March 31, 2025		$101,059	$101,059	$101,299	$(315)	$100,984

(1)
Reflects risk rating of the loan receivable prior to the loan sale or reclassification to held-for-sale.
(2)
Principal charge-offs and valuation allowance attributable to the delinquency of the loan and its $23.8 million of remaining unfunded commitments. During the three months ended March 31, 2025, we recognized a further adjustment to the held-for-sale carrying value of $42.6 million as a result of additional protective advances made and a reduction in anticipated proceeds from the sale, which is reflected as a valuation adjustment for loan receivable held-for-sale on our consolidated statement of operations. Effective October 1, 2024, this loan was placed on non-accrual status.
(3)
Loan classified as held-for-sale as of December 31, 2024 and sold in January 2025. Principal charge-off recognized upon reclassification to held-for-sale as of December 31, 2024.

Modifications of Loans Receivable Held-for-Investment

Retroactive to its initial maturity date of November 2024, we have agreed to a modification of a multifamily loan receivable with an unpaid principal balance of $390.0 million which primarily provides for (i) a discounted loan payoff of $350.0 million, contingent on the borrower meeting prescribed conditions within a certain timeframe, (ii) an extension of the maturity date from November 1, 2024 to August 1, 2025, (iii) a curtailment of existing maturity extension options, and (iv) partial deferral of monthly debt service payments until maturity. As the fair value of the collateral asset exceeds our carrying value of the loan receivable, we reserved for this contingent discounted loan payoff within our general CECL reserve and reflect this loan as risk rated 4.

During the year ended December 31, 2023, we modified a hospitality loan with a borrower that was experiencing financial difficulties, resulting in a maturity extension to June 10, 2024. As of March 31, 2025, the loan had total commitments and an amortized cost basis of $79.3 million, represents approximately 1.4% of total loans receivable held-for-investment, based on carrying value net of specific CECL reserves, is current on interest payments, is in maturity default, and is risk rated 4. The loan is considered in determining our general CECL reserve.

During the year ended December 31, 2022, we modified an office loan with a borrower that was experiencing financial difficulties, resulting in a decrease in the index rate floor from 1.57% to 1.00% and modified extension requirements. During the year ended December 31, 2023, we further modified this loan to provide for an initial maturity extension to September 18, 2023. As of March 31, 2025, we agreed to a payoff of our loan with an unpaid principal balance of $87.8 million prior to a principal charge-off following the borrower’s sale of the collateral asset which occurred on April 7, 2025. During the three months ended March 31, 2025, we recognized a $24.4 million charge-off through our provision for current expected credit loss reserve as a result of this anticipated repayment. Effective March 31, 2025, this loan was placed on non-accrual status.

Concentration of Risk

The following table presents our loans receivable held-for-investment by loan type, as well as property type and geographic location of the properties collateralizing these loans as of March 31, 2025 and December 31, 2024 ($ in thousands):

	March 31, 2025		December 31, 2024
Loan Type	Carrying Value (1)	Percentage	Carrying Value (2)	Percentage
Senior loans (3)	$5,731,944	98%	$5,944,494	98%
Subordinate loans	124,893	2%	124,878	2%
	$5,856,837	100%	$6,069,372	100%
General CECL reserve	(118,135)		(122,110)
	$5,738,702		$5,947,262

Property Type	Carrying Value (1)	Percentage	Carrying Value (2)	Percentage
Multifamily	$2,606,118	44%	$2,584,728	43%
Hospitality	1,128,995	19%	1,129,666	19%
Office	840,918	15%	859,085	14%
Mixed-Use (4)	504,218	9%	541,311	9%
Other	471,334	8%	465,939	7%
Land	305,254	5%	488,643	8%
	$5,856,837	100%	$6,069,372	100%
General CECL reserve	(118,135)		(122,110)
	$5,738,702		$5,947,262

Geographic Location	Carrying Value (1)	Percentage	Carrying Value (2)	Percentage
United States
West	$1,940,015	33%	$1,916,586	32%
Northeast	1,399,395	24%	1,583,579	26%
Mid Atlantic	773,784	13%	793,359	12%
Southeast	648,720	11%	659,172	11%
Southwest	567,269	10%	589,956	10%
Midwest	487,702	8%	486,724	8%
Other	39,952	1%	39,996	1%
	$5,856,837	100%	$6,069,372	100%
General CECL reserve	(118,135)		(122,110)
	$5,738,702		$5,947,262

(1)
Net of specific CECL reserves of $119.3 million at March 31, 2025.
(2)
Net of specific CECL reserves of $120.9 million at December 31, 2024.
(3)
Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans and pari passu participations in senior mortgage loans.
(4)
At March 31, 2025, mixed-use comprises of 3% office, 3% multifamily, 2% retail, 1% hospitality, and immaterial amounts of for sale condo. At December 31, 2024, mixed-use comprises of 3% office, 3% multifamily, 2% retail, 1% hospitality, and immaterial amounts of for sale condo.

Interest Income and Accretion

The following table summarizes our interest and accretion income from our loan portfolio and interest on cash balances for the three months ended March 31, 2025 and 2024, respectively ($ in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Coupon interest	$114,477	$153,007
Accretion of fees and discounts	2,797	4,633
Interest on cash, cash equivalents, and other income	764	3,205
Total interest and related income(1)	$118,038	$160,845

(1)
For the three months ended March 31, 2025 and 2024, we recognized $0.0 million and $1.3 million, respectively, of default interest, late fees, pre-payment penalties, and/or accelerated fees following repayments prior to maturity.

Loan Risk Ratings

As further described in Note 2 – Summary of Significant Accounting Policies, we evaluate the credit quality of our loan portfolio on a quarterly basis. In conjunction with our quarterly loan portfolio review, we assess the risk factors of each loan and assign a risk rating based on several factors including, but not limited to, as-is or as-stabilized debt yield, term of loan, property type, property or collateral location, loan type, structure, collateral cash flow volatility and other more subjective variables that include, but are not limited to, as-is or as-stabilized collateral value, market conditions, industry conditions, borrower/sponsor financial stability, and borrower/sponsor exit plan. While evaluating the credit quality of each loan within our portfolio, we assess these quantitative and qualitative factors as a whole and with no pre-prescribed weight on their impact to our determination of a loan’s risk rating. However, based upon the facts and circumstances for each loan and the current market conditions, we may consider certain previously mentioned factors more or less relevant than others. Loans are rated “1” (less risk) through “5” (greater risk), which ratings are defined in Note 2 – Summary of Significant Accounting Policies.

The following tables allocate the principal balance and carrying value of our loans receivable held-for-investment based on our internal risk ratings as of March 31, 2025 and December 31, 2024 ($ in thousands):

March 31, 2025
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value (1)	% of Total of Carrying Value
1	1	$225,000	$225,253	4%
2	-	-	-	0%
3	26	2,937,268	2,932,283	50%
4	13	2,093,517	2,092,203	36%
5	11	728,316	607,098	10%
	51	$5,984,101	$5,856,837	100%
General CECL reserve			(118,135)
			$5,738,702

(1)
Net of specific CECL reserves of $119.3 million.

December 31, 2024
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value (1)	% of Total of Carrying Value
1	-	$-	$-	0%
2	-	-	-	0%
3	28	3,360,621	3,354,399	55%
4	14	2,174,343	2,172,522	36%
5	10	665,326	542,451	9%
	52	$6,200,290	$6,069,372	100%
General CECL reserve			(122,110)
			$5,947,262

(1)
Net of specific CECL reserves of $120.9 million.

As of March 31, 2025 and December 31, 2024, the average risk rating of our portfolio was 3.5 and 3.6, respectively, weighted by unpaid principal balance.

The following table presents the carrying value and significant characteristics of our loans receivable held-for-investment on non-accrual status as of March 31, 2025 ($ in thousands):

Property Type	Location	Risk Rating	Unpaid Principal Balance	Carrying Value Before Specific CECL Reserve	Specific CECL Reserve	Net Carrying Value	Interest Recognition Method / as of Date
Land	VA	5	$153,077	$153,077	$(32,977)	$120,100	Cost Recovery/ 1/1/2023
Multifamily	TX	5	119,084	118,719	(19)	118,700	Cash Basis/ 10/1/2024
Office	CA	5	111,542	111,263	(20,463)	90,800	Cost Recovery/ 4/1/2023
Multifamily	NV	5	96,529	96,082	(16,682)	79,400	Cash Basis/ 1/1/2024
Office	GA	5	67,892	67,494	(27,494)	40,000	Cost Recovery/ 9/1/2023
Office (1)(2)	TX	5	63,391	63,391	-	63,391	Cost Recovery/ 3/31/2025
Multifamily	AZ	5	50,164	49,957	(7,157)	42,800	Cash Basis/ 1/1/2024
Multifamily	TX	5	39,279	39,085	(10,985)	28,100	Cash Basis/ 1/1/2024
Multifamily	TX	5	24,865	24,804	(2,604)	22,200	Cash Basis/ 7/1/2024
Other (1)	Other	5	1,607	1,607	-	1,607	Cost Recovery/ 7/1/2020
Other (3)	NY	5	886	884	(884)	-	Cost Recovery/ 6/30/2023
Total risk rated 5 loans			728,316	726,363	(119,265)	607,098
Multifamily	TX	4	136,355	135,840	-	135,840	Cash Basis/ 7/1/2024
Office	CA	4	95,214	94,827	-	94,827	Cost Recovery/ 9/1/2023
Land	NY	4	87,741	88,166	-	88,166	Cash Basis/ 4/1/2024
Land	NY	4	67,000	67,000	-	67,000	Cash Basis/ 11/1/2021
Total risk rated 4 loans			386,310	385,833	-	385,833
Total non-accrual			$1,114,626	$1,112,196	$(119,265)	$992,931

(1) Amounts deemed uncollectible have been charged-off as of March 31, 2025.

(2) Loan repaid in April 2025.

(3) In April 2025, we agreed to a loan repayment which resulted in a discounted loan payoff of $775,000.

As of March 31, 2025, loans receivable classified as non-accrual represented 17.0% of our total loans receivable held-for-investment, based on carrying value net of specific CECL reserves. During the three months ended March 31, 2025, we recognized $2.0 million of interest income and received $0.6 million of cost recovery proceeds for such loans while on non-accrual status. Further, the above table excludes (i) four loans with an aggregate carrying value of $477.8 million that are in maturity default but remain on accrual status as the borrower is either current on interest payments or interest is deemed collectible based on the underlying collateral value and (ii) two loans with an aggregate carrying value of $477.7 million that are delinquent in accordance with our revenue recognition policy but remain on accrual status as the interest is deemed collectible based on the underlying collateral value.

The following table presents the carrying value and significant characteristics of our loans receivable held-for-investment on non-accrual status as of December 31, 2024 ($ in thousands):

Property Type	Location	Risk Rating	Unpaid Principal Balance	Carrying Value Before Specific CECL Reserve	Specific CECL Reserve	Net Carrying Value	Interest Recognition Method / as of Date
Land	VA	5	$152,834	$152,834	$(32,734)	$120,100	Cost Recovery/ 1/1/2023
Multifamily	TX	5	119,084	118,717	(617)	118,100	Cash Basis/ 10/1/2024
Office	CA	5	111,542	111,263	(20,463)	90,800	Cost Recovery/ 4/1/2023
Multifamily	NV	5	96,529	96,082	(16,682)	79,400	Cash Basis/ 1/1/2024
Office	GA	5	68,492	68,094	(27,894)	40,200	Cost Recovery/ 9/1/2023
Multifamily	AZ	5	50,164	49,957	(7,157)	42,800	Cash Basis/ 1/1/2024
Multifamily	TX	5	39,279	39,085	(10,885)	28,200	Cash Basis/ 1/1/2024
Multifamily	TX	5	24,865	24,804	(3,604)	21,200	Cash Basis/ 7/1/2024
Other (1)	Other	5	1,651	1,651	-	1,651	Cost Recovery/ 7/1/2020
Other	NY	5	886	884	(884)	-	Cost Recovery/ 6/30/2023
Total risk rated 5 loans			665,326	663,371	(120,920)	542,451
Multifamily	TX	4	136,355	135,840	-	135,840	Cash Basis/ 7/1/2024
Office	CA	4	95,214	94,827	-	94,827	Cost Recovery/ 9/1/2023
Land	NY	4	87,741	88,166	-	88,166	Cash Basis/ 4/1/2024
Land	NY	4	67,000	67,000	-	67,000	Cash Basis/ 11/1/2021
Total risk rated 4 loans			386,310	385,833	-	385,833
Total non-accrual			$1,051,636	$1,049,204	$(120,920)	$928,284

(1) Amounts deemed uncollectible have been charged-off as of December 31, 2024.

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

The following table illustrates the changes in the current expected credit loss reserve for our loans receivable held-for-investment for the three months ended March 31, 2025 and 2024, respectively ($ in thousands):

	Specific CECL Reserve			General CECL Reserve
	Loans Receivable Held-for- Investment	Accrued Interest Receivable (1)	Total Specific CECL Reserve	Loans Receivable Held-for- Investment	Accrued Interest Receivable (1)	Unfunded Loan Commitments (2)	Total General CECL Reserve	Total CECL Reserve
Total reserve, December 31, 2023	$72,587	$-	$72,587	$70,371	$-	$9,726	$80,097	$152,684
Provision (reversal)	47,285	-	47,285	23,358	-	(683)	22,675	69,960
Charge-offs	(42,266)	-	(42,266)	-	-	-	-	(42,266)
Total reserve, March 31, 2024	$77,606	$-	$77,606	$93,729	$-	$9,043	$102,772	$180,378

Total reserve, December 31, 2024	$120,920	$-	$120,920	$122,110	$17,794	$5,546	$145,450	$266,370
Provision (reversal)	41,458	3,540	44,998	(3,975)	-	100	(3,875)	41,123
Charge-offs	(43,113)	(3,540)	(46,653)	-	-	-	-	(46,653)
Total reserve, March 31, 2025	$119,265	$-	$119,265	$118,135	$17,794	$5,646	$141,575	$260,840
Reserve at March 31, 2025 (3)			2.0%				2.4%	4.4%

(1)
CECL reserves for accrued interest receivable, if any, are included in other assets on our consolidated balance sheets.
(2)
CECL reserve for unfunded commitments is included in other liabilities on the consolidated balance sheets.
(3)
Represents CECL reserve as a percent of total unpaid principal balance of loans receivable held-for-investment.

The following table illustrates our specific and general CECL reserves as a percentage of total unpaid principal balance of loans receivable held-for-investment as of March 31, 2025, December 31, 2024, March 31, 2024, and December 31, 2023:

	Specific CECL Reserve (1)	General CECL Reserve (2)	Total CECL Reserve (3)
Reserve at December 31, 2023	21.5%	1.2%	2.2%
Reserve at March 31, 2024	22.9%	1.6%	2.6%
Reserve at December 31, 2024	18.2%	2.6%	4.3%
Reserve at March 31, 2025	16.4%	2.7%	4.4%

(1)
Represents specific CECL reserve as a percentage of unpaid principal balance of risk rated 5 loans.
(2)
Represents general CECL reserve as a percentage of unpaid principal balance of loans subject to the general CECL reserve.
(3)
Represents total CECL reserve as a percent of total unpaid principal balance of loans receivable held-for-investment.

During the three months ended March 31, 2025, we recorded a provision for current expected credit losses of $41.1 million, which consisted of a $3.9 million reversal of our general CECL reserve and a $45.0 million increase in our specific CECL reserve prior to principal, accrued interest receivable, and exit fee charge-offs. The reversal of our general CECL reserves was primarily attributable to changes in the historical loss rate of the analogous dataset, seasoning of our loan portfolio, and a reduction in the size of our loan portfolio subject to determination of the general CECL reserve. The reversal of our specific CECL reserves was primarily attributable to changes to collateral values, offset by protective advances made. As of March 31, 2025, our total current expected credit loss reserve was $260.8 million.

During the three months ended March 31, 2024, we recorded a provision for current expected credit losses of $70.0 million, which consisted of a $22.7 million increase in our general CECL reserve and a $47.3 million increase in our specific CECL reserve prior to principal charge-offs. This increase in our general CECL reserves was primarily attributable to changes in the historical loss rate of the analogous dataset and changes in risk ratings and non-accrual status within our loan portfolio, offset by the seasoning of our loan portfolio and a reduction in the size of our loan portfolio subject to determination of the general CECL reserve. The increase in our specific CECL reserves was primarily attributable to changes to collateral values and additional protective advances made. As of March 31, 2024, our total current expected credit loss reserve was $180.4 million.

Specific CECL Reserves

In certain circumstances, we may determine that a borrower is experiencing financial difficulty, and, if the repayment of the loan’s principal is collateral dependent, the loan is no longer suited for the WARM model. In these instances, there have been diminutions in the fair value and performance of the underlying collateral asset primarily as a result of reduced tenant and/or capital markets demand for such property types in the markets in which these assets and borrowers operate in. Furthermore, we may recognize a specific CECL reserve if we anticipate assuming legal title and/or physical possession of the underlying collateral property and the fair value of the collateral asset is determined to be below our carrying value. The following table presents a summary of our risk rated 5 loans receivable held-for-investment as of March 31, 2025 ($ in thousands):

Property Type	Location	Unpaid Principal Balance	Carrying Value Before Specific CECL Reserve	Specific CECL Reserve	Net Carrying Value
Land	VA	$153,077	$153,077	$32,977	$120,100
Total Land		153,077	153,077	32,977	120,100
Multifamily	TX	119,084	118,719	19	118,700
Multifamily	NV	96,529	96,082	16,682	79,400
Multifamily	AZ	50,164	49,957	7,157	42,800
Multifamily	TX	39,279	39,085	10,985	28,100
Multifamily	TX	24,865	24,804	2,604	22,200
Total Multifamily (1)		329,921	328,647	37,447	291,200
Office	CA	111,542	111,263	20,463	90,800
Office (2)(3)	TX	63,391	63,391	-	63,391
Office	GA	67,892	67,494	27,494	40,000
Total Office		242,825	242,148	47,957	194,191
Other (2)	Other	1,607	1,607	-	1,607
Other (4)	NY	886	884	884	-
Total Other		2,493	2,491	884	1,607
Total		$728,316	$726,363	$119,265	$607,098

(1)
Represents loans which we anticipate assuming legal title and/or physical possession of the underlying collateral properties.
(2)
Amounts deemed uncollectible have been charged-off as of March 31, 2025.
(3)
Loan repaid in April 2025.
(4)
In April 2025, we agreed to a loan repayment which resulted in a discounted loan payoff of $775,000.

Fair values used to determine specific CECL reserves are calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach. Estimates of fair values used to determine specific CECL reserves as of March 31, 2025 include assumptions of property specific cash flows over estimated holding periods, assumptions of property redevelopment costs, assumptions of leasing activities, discount rates ranging from 6.0% to 9.5%, and market and terminal capitalization rates ranging from 5.0% to 8.25%. These assumptions are based upon the nature of the properties, recent sales and lease comparables, recent and projected property cash flows, and anticipated real estate and capital market conditions.

Our primary credit quality indicator is our internal risk rating, which is further discussed above. The following table presents the carrying value of our loans receivable held-for-investment as of March 31, 2025 by year of origination and risk rating, and principal charge-offs recognized during the three months ended March 31, 2025 ($ in thousands):

			Carrying Value by Origination Year as of March 31, 2025
Risk Rating	Number of Loans	Carrying Value (1)	2024 (3)	2023	2022	2021	2020	2019	2018
1	1	$225,253	$-	$-	$-	$225,253	$-	$-	$-
2	-	-	-	-	-	-	-	-	-
3	26	2,932,283	100,636	-	1,555,705	667,034	-	367,558	241,350
4	13	2,092,203	-	-	539,118	572,490	-	813,160	167,435
5	11	607,098	-	-	291,200	40,000	154,191	1,607	120,100
	51	$5,856,837	$100,636	$-	$2,386,023	$1,504,777	$154,191	$1,182,325	$528,885
Principal Charge-offs (2)			$-	$-	$-	$-	$24,359	$-	$18,754

(1)
Net of specific CECL reserves of $119.3 million.

(2)
Principal charge-off of $18.8 million recognized in connection with the repayment of a loan in March 2025 and includes charge-off of a $0.5 million exit fee previously included in the carrying value of the loan. Principal charge-off of $24.4 million recognized in connection with the anticipated repayment of a loan which occurred in April 2025.
(3)
Reflects a loan receivable acquired in connection with a full loan repayment in July 2024.

The following table details overall statistics for our loans receivable held-for-investment:

	March 31, 2025	December 31, 2024
Weighted average yield to maturity(1)	7.4%	7.6%
Weighted average term to initial maturity	0.6 years	0.7 years
Weighted average term to fully extended maturity(2)	1.5 years	1.7 years

(1)
Represents the weighted average annualized yield to initial maturity of each loan, inclusive of coupon, and fees received, based on the applicable floating benchmark rate/floors (if applicable), in place as of March 31, 2025 and December 31, 2024. For loans placed on non-accrual, the annualized yield to initial maturity used in calculating the weighted average annualized yield to initial maturity is 0%.
(2)
Term to fully extended maturity is determined based on the maximum maturity of each of the corresponding loans, assuming all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.

Note 4. Equity Method Investment

As of March 31, 2025 and December 31, 2024, we hold a 51% interest in CMTG/TT Mortgage REIT LLC (“CMTG/TT”). We are not deemed to be the primary beneficiary of CMTG/TT in accordance with ASC 810, therefore we do not consolidate this joint venture. During its active investment period, CMTG/TT originated loans collateralized by institutional quality commercial real estate. As of March 31, 2025, the sole remaining loan held by CMTG/TT had an unpaid principal balance of $78.5 million and was placed on non-accrual status effective April 1, 2023. As of March 31, 2025, the carrying value of our 51% equity interest in CMTG/TT approximated $42.3 million.

At each reporting period, we assess whether there are any indicators of other-than-temporary impairment of our equity investment. There were no other than temporary impairments of our equity method investment through March 31, 2025.

Note 5. Real Estate Owned

The following table presents additional detail related to our real estate owned held-for-investment, net, as of March 31, 2025 and December 31, 2024 ($ in thousands):

	March 31, 2025	December 31, 2024
Land	$112,898	$112,898
Building	11,251	11,251
Tenant improvements	4,414	4,414
Real estate owned	128,563	128,563
Less: accumulated depreciation	(1,660)	(1,423)
Real estate owned, net	$126,903	$127,140

Depreciation expense related to our real estate owned held-for-investment assets for the three months ended March 31, 2025 and 2024 was $0.2 million and $2.4 million, respectively. At each reporting period, we assess whether there are any indicators of impairment of our real estate owned held-for-investment assets. There were no impairments of our real estate owned held-for-investment assets through March 31, 2025.

The following table presents additional detail related to the revenues and operating expenses of our real estate owned assets ($ in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Revenue
Hotel portfolio	$12,690	$12,017
Mixed-Use property fixed rents	2,087	2,078
Mixed-Use property straight-line rent adjustment	25	31
Mixed-Use property variable rents	116	139
Mixed-Use property amortization of above and below market leases, net	(354)	(354)
Total revenue from real estate owned	$14,564	$13,911

Operating expenses
Hotel portfolio	$11,404	$11,622
Mixed-Use property	1,511	1,258
Total operating expenses from real estate owned	$12,915	$12,880

Hotel Portfolio

On February 8, 2021, we acquired legal title to a portfolio of seven limited service hotels located in New York, NY through a foreclosure and assumed the securitized senior mortgage. As of December 31, 2024, we determined that our hotel portfolio had met the held-for-sale criteria and, accordingly, we reflected this asset as real estate owned held-for-sale on our consolidated balance sheet. Concurrent with this classification, we recognized an $80.5 million loss based upon the anticipated sales price, less estimated costs to sell. During the three months ended March 31, 2025 we continued to pursue the sale of this asset and, as of March 31, 2025, it remains classified as held-for-sale. During the three months ended March 31, 2025, we incurred $49.0 thousand of capital expenditures at our hotel portfolio, which is reflected as an additional loss on real estate owned held-for-sale on our consolidated statement of operations. As of March 31, 2025, approximately $20.4 million of our restricted cash, $4.4 million of our other assets, $11.0 million of our other liabilities, and $275.2 million of our debt related to real estate owned assets relate to our hotel portfolio real estate owned assets. We have determined this anticipated sale does not reflect a strategic shift and therefore does not qualify for presentation as a discontinued operation.

Mixed-Use Property

On June 30, 2023, we acquired legal title to a mixed-use property located in New York, NY and the equity interests in the borrower through an assignment-in-lieu of foreclosure and is comprised of office, retail, and signage components. As of March 31, 2025, the mixed-use property appears as part of real estate owned, net and related lease intangibles, net appear within other assets and other liabilities on our consolidated balance sheet. As of March 31, 2025, our mixed-use real estate owned asset with a carrying value of $143.1 million (including related net lease intangible assets) was pledged as collateral to our term participation facility. In April 2025, we entered into a binding agreement to sell approximately 77,000 square feet of office and retail space to an unaffiliated purchaser for a sales price of $28.8 million.

Leases

We have non-cancelable operating leases for space in our mixed-use property. These leases provide for fixed rent payments, which we recognize on a straight-line basis, and variable rent payments, including reimbursement of certain operating expenses and miscellaneous fees, which we recognize when earned. As of March 31, 2025, the future minimum fixed rents under our non-cancellable leases for each of the next five years and thereafter are as follows ($ in thousands):

Year	Amount
2025 (1)	$6,298
2026	8,567
2027	8,643
2028	8,570
2029	7,152
Thereafter	34,719
Total	$73,949
(1)
Contractual lease payments due for the remaining nine months of 2025.

Lease Intangibles

Upon acquisition of our mixed-use property on June 30, 2023, $20.1 million of the purchase price was allocated to lease related intangible assets including $4.8 million to in-place lease values, $17.9 million to above market lease values, $4.2 million to below market lease values, and $1.6 million to other lease related values.

As of March 31, 2025 and December 31, 2024, our lease intangibles are comprised of the following ($ in thousands):

Intangible	March 31, 2025	December 31, 2024
In-place, above market, and other lease values	$24,289	$24,289
Less: accumulated amortization	(4,536)	(3,888)
In-place, above market, and other lease values, net	$19,753	$20,401

Below market lease values	$(4,209)	$(4,209)
Less: accumulated amortization	660	565
Below market lease values, net	$(3,549)	$(3,644)

Amortization of in-place and other lease values for the three months ended March 31, 2025 and 2024 was $0.2 million and $0.2 million, respectively. Amortization of above market lease values for the three months ended March 31, 2025 and 2024 was $0.4 million and $0.4 million, respectively. Amortization of below market lease values for the three months ended March 31, 2025 and 2024 was $0.1 million and $0.1 million, respectively.

As of March 31, 2025, the estimated amortization of these intangibles is approximately as follows ($ in thousands):

	In-place and Other Lease Values (1)	Above Market Lease Values (2)	Below Market Lease Values (2)
2025 (3)	$601	$(1,343)	$283
2026	802	(1,791)	377
2027	802	(1,791)	377
2028	769	(1,771)	377
2029	410	(1,559)	377
Thereafter	1,615	(6,499)	1,758
Total	$4,999	$(14,754)	$3,549

(1)
Amortization of in-place and other lease values is recognized in depreciation and amortization expense on our consolidated statements of operations.
(2)
Amortization of above and below market lease values, net is recognized in revenue from real estate owned on our consolidated statements of operations.
(3)
Represents amortization for the remaining nine months of 2025.

At acquisition, the weighted average amortization period for in-place and other lease values, above-market lease values, and below market lease values was approximately 8.9 years, 10.5 years, and 11.3 years, respectively.

Note 6. Debt Obligations

As of March 31, 2025 and December 31, 2024, we financed certain of our loans receivable using repurchase agreements, a term participation facility, the sale of loan participations, and/or notes payable. Further, we have a secured term loan and debt related to real estate owned. Our financings bear interest at a rate equal to SOFR plus a credit spread.

The following table summarizes our financings as of March 31, 2025 and December 31, 2024 ($ in thousands):

	March 31, 2025			December 31, 2024
	Capacity	Borrowings Outstanding	Weighted Average Spread (1)	Capacity	Borrowings Outstanding	Weighted Average Spread(1)
Repurchase agreements and term participation facility (2)	$5,646,865	$3,526,059	+ 2.88%	$5,454,083	$3,667,923	+ 2.75%
Notes payable	195,830	166,758	+ 3.24%	273,330	238,938	+ 3.57%
Secured term loan	715,918	715,918	+ 4.50%	717,825	717,825	+ 4.50%
Debt related to real estate owned (3)	275,214	275,214	+ 2.94%	275,000	275,000	+ 2.94%
Total/Weighted Average	$6,833,827	$4,683,949	+ 3.14%	$6,720,238	$4,899,686	+ 3.05%

(1)
Weighted average spread over the applicable benchmark rate is based on unpaid principal balance. SOFR as of March 31, 2025 and December 31, 2024 was 4.32% and 4.33%, respectively.
(2)
The repurchase agreements and term participation facility are partially recourse to us. As of March 31, 2025, the weighted average recourse on our repurchase agreements and term participation facility was 30%. As of December 31, 2024, the weighted average recourse on our repurchase agreements and term participation facility was 29%.
(3)
As of March 31, 2025, spread excludes additional interest accrual under the forbearance agreement. See debt related to real estate owned, net below for further detail.

Repurchase Agreements and Term Participation Facility

Repurchase Agreements

The following table summarizes our repurchase agreements by lender as of March 31, 2025 ($ in thousands):

Lender	Initial Maturity	Fully Extended Maturity(1)	Maximum Capacity	Borrowings Outstanding and Carrying Value	Undrawn Capacity	Carrying Value of Collateral(2)
JP Morgan Chase Bank, N.A.	7/28/2026	7/28/2028	$2,381,600	$1,844,460	$537,140	$2,885,419
JP Morgan Chase Bank, N.A. (3)	3/31/2028	3/31/2030	214,449	205,149	9,300	291,200
Morgan Stanley Bank, N.A.	1/26/2026	1/26/2028	750,000	449,404	300,596	699,393
Goldman Sachs Bank USA (4)	5/31/2025	5/31/2027	500,000	115,427	384,573	148,938
Barclays Bank PLC	12/20/2025	12/20/2025	500,000	-	500,000	-
Wells Fargo Bank, N.A. (5)	4/30/2025	9/29/2026	750,000	424,600	325,400	574,543
Total			$5,096,049	$3,039,040	$2,057,009	$4,599,493

(1)
Facility maturity dates may be extended, subject to meeting prescribed conditions.
(2)
Net of specific CECL reserves, if any.
(3)
Repurchase agreement provides for the ability to finance (i) loans receivable and (ii) real estate owned assets subsequent to assuming legal title and/or physical possession of the underlying collateral property.
(4)
In May 2025, the initial and fully extended maturity dates of this repurchase agreement were extended to June 1, 2027.
(5)
In April 2025, we modified this repurchase agreement to primarily provide for (i) a decrease in the maximum capacity to $500.0 million, (ii) an extension of the initial maturity date to April 30, 2026, and (iii) two one-year options to further extend the maturity date to April 30, 2028.

The following table summarizes our repurchase agreements by lender as of December 31, 2024 ($ in thousands):

Lender	Initial Maturity	Fully Extended Maturity (1)	Maximum Capacity	Borrowings Outstanding and Carrying Value	Undrawn Capacity	Carrying Value of Collateral (2)
JP Morgan Chase Bank, N.A.	7/28/2026	7/28/2028	$2,398,421	$1,966,560	$431,861	$3,015,354
Morgan Stanley Bank, N.A.	1/26/2025	1/26/2028	750,000	454,403	295,597	698,548
Goldman Sachs Bank USA	5/31/2025	5/31/2027	500,000	137,209	362,791	177,044
Barclays Bank PLC	12/20/2025	12/20/2025	500,000	-	500,000	-
Wells Fargo Bank, N.A.	1/13/2025	9/29/2026	750,000	632,167	117,833	863,518
Total			$4,898,421	$3,190,339	$1,708,082	$4,754,464

(1)
Facility maturity dates may be extended, subject to meeting prescribed conditions.
(2)
Net of specific CECL reserves, if any.

Term Participation Facility

On November 4, 2022, we entered into a master participation and administration agreement to finance certain of our loans receivable. As of March 31, 2025, our mixed-use real estate owned asset with a carrying value of $143.1 million (including related net lease intangible assets) was pledged as collateral to our term participation facility.

Our term participation facility as of March 31, 2025 is summarized as follows ($ in thousands):

Contractual Maturity Date	Total Commitments	Borrowings Outstanding	Carrying Value	Carrying Value of Collateral(1)
12/23/2029	$550,816	$487,019	$487,019	$957,855

(1) Amount includes the carrying value of our mixed-use real estate owned asset, including related net lease intangible assets.

Our term participation facility as of December 31, 2024 is summarized as follows ($ in thousands):

Contractual Maturity Date	Total Commitments	Borrowings Outstanding	Carrying Value	Carrying Value of Collateral(1)
12/23/2029	$555,662	$477,584	$477,584	$941,778

(1)
Amount includes the carrying value of our mixed-use real estate owned asset, including related net lease intangible assets.

Notes Payable

Our notes payable as of March 31, 2025 are summarized as follows ($ in thousands):

Contractual Maturity Date	Maximum Extension Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral
9/2/2026	9/2/2027	$110,592	$109,788	$156,815
2/2/2026	2/2/2027	56,166	55,717	70,847
Total		$166,758	$165,505	$227,662

Our notes payable as of December 31, 2024 are summarized as follows ($ in thousands):

Contractual Maturity Date	Maximum Extension Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral
9/2/2026	9/2/2027	$105,280	$104,333	$148,729
7/15/2027	7/15/2027	77,500	76,895	183,427
2/2/2026	2/2/2027	56,158	55,617	70,677
Total		$238,938	$236,845	$402,833

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

The secured term loan as of March 31, 2025 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Interest Rate	Borrowing Outstanding	Carrying Value
8/9/2026	S + 4.50%	8.92%	$715,918	$709,078

(1)
SOFR at March 31, 2025 was 4.32%.

The secured term loan as of December 31, 2024 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Interest Rate	Borrowing Outstanding	Carrying Value
8/9/2026	S + 4.50%	8.93%	$717,825	$709,777

(1)
SOFR at December 31, 2024 was 4.33%.

Debt Related to Real Estate Owned, Net

On February 8, 2021 we assumed a $300.0 million securitized senior mortgage in connection with a foreclosure of a hotel portfolio. Subsequently, we entered into modifications of our debt related to real estate owned to provide for, among other things, total principal payments of $25.0 million, an extension of the contractual maturity date to February 9, 2025, and the designation of a portion of the loan becoming partial recourse to us. Concurrent with each modification, we acquired interest rate caps with notional amounts equal to the borrowing outstanding, strike rates ranging from 3.0% to 5.0%, and maturity dates matching the associated financing. Upon maturity in February 2025, we entered into a forbearance agreement with our lender which expires on May 9, 2025 and provides for interest to accrue at an additional rate of 4.0% per annum. In May 2025, we extended the forbearance period for our debt related to real estate owned through September 9, 2025 and concurrently repaid $5.0 million of the principal balance.

Our debt related to real estate owned as of March 31, 2025 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Interest Rate (2)	Borrowing Outstanding	Carrying Value
2/9/2025	S + 2.94%	11.26%	$275,214	$275,214

(1)
SOFR at March 31, 2025 was 4.32%. Amount excludes additional interest accrual under the forbearance agreement.
(2)
Interest rate includes an additional 4.0% per annum of interest provided for under the forbearance agreement.

Our debt related to real estate owned as of December 31, 2024 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Net Interest Rate (1)	Borrowing Outstanding	Carrying Value
2/9/2025	S + 2.94%	7.27%	$275,000	$274,604

(1)
SOFR at December 31, 2024 was 4.33%, which was below the 5.00% ceiling provided by our interest rate cap. See Note 7 – Derivatives for further detail.

Interest Expense and Amortization

The following table summarizes our interest and amortization expense on our secured financings, debt related to real estate owned and secured term loan for the three months ended March 31, 2025 and 2024, respectively ($ in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Interest expense on secured financings	$67,414	$92,816
Interest expense on secured term loan	16,048	18,245
Amortization of deferred financing costs	5,765	4,870
Interest and related expense	89,227	115,931
Interest expense on debt related to real estate owned (1)	6,554	6,329
Total interest and related expense	$95,781	$122,260

(1)
For the three months ended March 31, 2025 and 2024, interest expense on debt related to real estate owned includes $0.4 million and $0.4 million, respectively, of amortization of deferred financing costs.

Financial Covenants

Our financing agreements generally contain certain financial covenants. For example, our ratio of earnings before interest, taxes, depreciation, and amortization to interest charges (“Interest Coverage Ratio”), as defined in our repurchase agreements and term participation facility, shall not be less than 1.1 to 1.0, whereas our ratio of earnings before interest, taxes, depreciation, and amortization to interest charges as defined in our secured term loan agreement shall not be less than 1.5 to 1.0. Further, (i) our tangible net worth, as defined in the agreements, shall not be less than $1.86 billion as of each measurement date; (ii) cash liquidity shall not be less than the greater of (x) $20 million or (y) 3% of our recourse indebtedness (which includes our secured term loan); and (iii) our indebtedness shall not exceed 77.8% of our total assets. The requirements set forth in (i) through (iii) above are based upon the most restrictive financial covenants in place as of the reporting date. As of March 31, 2025, we are in compliance with all financial covenants under our financing agreements. Commencing with the quarter ending December 31, 2025, our Interest Coverage Ratio shall not be less than 1.3 to 1.0. Further, commencing July 1, 2025, our cash liquidity shall not be less than the greater of (x) $20 million or (y) 5% of our recourse indebtedness (which includes our secured term loan).

Future compliance with our financial covenants is dependent upon the results of our operating activities, our financial condition, and the overall market conditions in which we and our borrowers operate. The impact of macroeconomic conditions on the commercial real estate and capital markets, including high benchmark interest rates compared to recent historical standards, may make it more difficult for us to satisfy these financial covenants in the future. Non-compliance with financial covenants may result in our lenders exercising their rights and remedies as provided for in the respective agreements. As market conditions evolve, we may continue to work with our counterparties on modifying financial covenants as needed; however, there is no assurance that our counterparties will agree to such modifications.

Note 7. Derivatives

On June 2, 2021 and in connection with our debt related to real estate owned, we acquired an interest rate cap with a notional amount of $290.0 million, a strike rate of 3.00%, and a maturity date of February 15, 2024. Such interest rate cap effectively limited the maximum interest rate of our debt related to real estate owned to 5.83% through its then maturity. On February 7, 2024 and in connection with the modification of our debt related to real estate owned, we acquired an interest rate cap with a notional amount of $280.0 million, a strike rate of 5.00%, and a maturity date of November 15, 2024. Upon further extension of our debt related to real estate owned, we acquired an interest rate cap with a notional amount of $275.0 million, a strike rate of 5.00%, and a maturity date of February 9, 2025. Through the contractual maturity of our debt related to real estate owned, the interest rate cap effectively limited the maximum interest rate of our debt related to real estate owned to 7.94% through its maturity.

Changes in the fair value of our interest rate cap were recorded as an unrealized gain or loss on interest rate cap on our consolidated statements of operations and the fair value was recorded in other assets on our consolidated balance sheets. Proceeds received from our counterparty related to the interest rate cap were recorded as proceeds from interest rate cap on our consolidated statements of operations. As of March 31, 2025, we did not have an interest rate cap for our debt related to real estate owned. As of December 31, 2024, the fair value of our interest rate cap was de minimis. During the three months ended March 31, 2025 and 2024, we recognized $0.0 million and $0.9 million, respectively, of proceeds from interest rate cap.

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

Financial Instruments Reported at Fair Value

The fair value of our interest rate cap was determined by using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the interest rate cap. The variable interest rates used in the calculation of projected receipts on the interest rate cap was based on a third-party expert’s expectation of future interest rates derived from observable market interest rate curves and volatilities. Our interest rate cap was classified as Level 2 in the fair value hierarchy. As of March 31, 2025, we did not have an interest rate cap for our debt related to real estate owned. As of December 31, 2024, the fair value of our interest rate cap was de minimis.

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows ($ in thousands):

	March 31, 2025
	Carrying	Unpaid Principal		Fair Value Hierarchy Level
	Value	Balance	Fair Value	Level 1	Level 2	Level 3
Loans receivable held-for-investment, net	$5,738,702	$5,984,101	$5,728,142	$-	$-	$5,728,142
Loan receivable held-for-sale	145,563	223,491	145,563	-	-	145,563
Repurchase agreements	3,039,040	3,039,040	3,039,040	-	-	3,039,040
Term participation facility	487,019	487,019	486,106	-	-	486,106
Notes payable, net	165,505	166,758	165,614	-	-	165,614
Secured term loan, net	709,078	715,918	681,017	-	-	681,017
Debt related to real estate owned, net	275,214	275,214	275,214	-	-	275,214

	December 31, 2024
	Carrying	Unpaid Principal		Fair Value Hierarchy Level
	Value	Balance	Fair Value	Level 1	Level 2	Level 3
Loans receivable held-for-investment, net	$5,947,262	$6,200,290	$5,934,590	$-	$-	$5,934,590
Loans receivable held-for-sale	277,062	312,471	277,062	-	-	277,062
Repurchase agreements	3,190,339	3,190,339	3,190,339	-	-	3,190,339
Term participation facility	477,584	477,584	476,099	-	-	476,099
Notes payable, net	236,845	238,938	236,939	-	-	236,939
Secured term loan, net	709,777	717,825	685,522	-	-	685,522
Debt related to real estate owned, net	274,604	275,000	274,680	-	-	274,680

Note 9. Equity

Common Stock

Our charter provides for the issuance of up to 500,000,000 shares of common stock with a par value of $0.01 per share. As of March 31, 2025 and December 31, 2024, we had 139,362,657 and 139,362,657 shares of common stock issued and outstanding, respectively.

The following table provides a summary of the number of shares of common stock outstanding during the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended
Common Stock Outstanding	March 31, 2025	March 31, 2024
Beginning balance	139,362,657	138,745,357
Conversion of fully vested RSUs to common stock	-	1,334
Ending balance	139,362,657	138,746,691

At the Market Stock Offering Program

On May 10, 2024, we entered into an equity distribution agreement with certain sales agents, pursuant to which we may sell, from time to time, up to an aggregate sales price of $150.0 million of our common stock pursuant to a continuous offering program (the “ATM Agreement”) under our in place effective shelf registration. Sales of our common stock made pursuant to the ATM Agreement may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. The timing and amount of actual sales will depend on a variety of factors, including market conditions, the trading price of our common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the three months ended March 31, 2025, we did not issue any shares of our common stock pursuant to the ATM Agreement. As of March 31, 2025, the ATM Agreement has not been utilized, and $150.0 million remained available for issuance of our common stock pursuant to the ATM Agreement.

Dividends

The Board did not declare any dividends during the three months ended March 31, 2025. The following table details our dividend activity for common stock for the three months ended March 31, 2024 ($ in thousands, except per share data):

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

As of March 31, 2025 and 2024, we had no dilutive securities. As a result, basic and diluted EPS are the same. The calculation of basic and diluted EPS is as follows ($ in thousands, except for share and per share data):

	Three Months Ended
	March 31, 2025	March 31, 2024
Net loss	$(78,623)	$(52,795)
Dividends on participating securities (1)	-	(924)
Participating securities’ share in earnings	-	-
Basic loss	$(78,623)	$(53,719)
Weighted average shares of common stock outstanding, basic and diluted (2)	139,475,685	138,791,113
Net loss per share of common stock, basic and diluted	$(0.56)	$(0.39)

(1)
For the three months ended March 31, 2025 and 2024, dividends on participating securities excludes $0 and $11,000 of dividends on fully vested RSUs, respectively.
(2)
Amounts as of March 31, 2025 and 2024 include 113,151 and 45,231 fully vested RSUs, respectively.

For the three months ended March 31, 2025 and 2024, 2,717,009 and 2,612,712 of weighted average unvested RSUs, respectively, were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

Note 11. Related Party Transactions

Our activities are managed by our Manager. Pursuant to the terms of the Management Agreement, our Manager is responsible for originating investment opportunities, providing asset management services and administering our day-to-day operations. Our Manager is entitled to receive a management fee, an incentive fee, and a termination fee as defined below.

The following table summarizes our management fees ($ in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Management fees	$8,397	$9,210

Management Fees

Effective October 1, 2015, our Manager earns a base management fee in an amount equal to 1.50% per annum of Stockholders’ Equity, as defined in the Management Agreement. Management fees are reduced by our pro rata share of any management fees and incentive fees (if incentive fees are not incurred by us) incurred to our Manager by CMTG/TT. Management fees are generally paid quarterly, in arrears, and $8.4 million and $27.0 million were accrued and were included in management fee payable – affiliate, on our consolidated balance sheets at March 31, 2025 and December 31, 2024, respectively.

Incentive Fees

Our Manager is entitled to an incentive fee equal to 20% of the excess of our Core Earnings on a rolling four-quarter basis, as defined in the Management Agreement, over a 7.00% return on Stockholders’ Equity. Incentive fees are reduced by our pro rata share of any incentive fees incurred to our Manager by CMTG/TT.

During the three months ended March 31, 2025 and 2024, we did not incur any incentive fees. As of March 31, 2025 and December 31, 2024, there were no accrued incentive fees on our consolidated balance sheets.

Termination Fees

If we elect to terminate the Management Agreement, we are required to pay our Manager a termination fee equal to three times the sum of the average total annual amount of management fees and the average annual incentive fee paid by us over the prior two years.

Reimbursable Expenses

Our Manager or its affiliates are entitled to reimbursement for certain documented costs and expenses incurred by them on our behalf, as set forth in the Management Agreement, excluding any expenses specifically required to be borne by our Manager under the Management Agreement. For the three months ended March 31, 2025 and 2024, we incurred $0.7 million and $0.7 million, respectively, of reimbursable expenses incurred on our behalf by our Manager which are included in general and administrative expenses on our consolidated statements of operations. As of March 31, 2025 and December 31, 2024, $0.7 million and $3.1 million, respectively, of reimbursable expenses incurred on our behalf and due to our Manager are included in other liabilities on our consolidated balance sheets.

Note 12. Stock-Based Compensation

Incentive Award Plan

We are externally managed and do not currently have any employees. On March 30, 2016, we adopted the 2016 Incentive Award Plan (the “Plan”) to promote the success and enhance the value of the Company by linking the individual interests of employees of our Manager and its affiliates to those of our stockholders. As of March 31, 2025, the maximum remaining number of shares that may be issued under the Plan is 3,684,145 shares. Awards granted under the Plan may be granted with the right to receive dividend equivalents and generally vest in equal installments on the specified anniversaries of the grant.

Deferred Compensation Plan

On May 24, 2022, we adopted the Deferred Compensation Plan to provide our directors and certain executives with an opportunity to defer payment of their stock-based compensation or RSUs and director cash fees, if applicable, pursuant to the terms of the Deferred Compensation Plan.

Under our Deferred Compensation Plan, certain of our Board members elected to receive the annual fees and/or time-based RSUs to which they are entitled under our Non-Employee Director Compensation Program in the form of deferred RSUs. Accordingly, during the three months ended March 31, 2025 and 2024, we issued 11,088 and 3,451, respectively, of deferred RSUs in lieu of cash fees to such directors, and recognized an expense of approximately $53,000 and $47,000, respectively. Such expense is included in general and administrative expenses on our consolidated statements of operations.

Non-Employee Director Compensation Program

Our Board awards time-based RSUs to eligible non-employee Board members on an annual basis as part of such Board members’ annual compensation in accordance with the Non-Employee Director Compensation Program. The time-based awards are generally issued in the second quarter on the date of the annual meeting of our stockholders, in conjunction with the director’s election to our Board, and the awards vest on the earlier of (x) the one-year anniversary of the grant date and (y) the date of the next annual meeting of our stockholders following the grant date, subject to the applicable participants’ continued service through such vesting date. Effective January 1, 2025, to maintain competitiveness in our recruitment and retention of directors, our Non-Employee Director Compensation Program was amended to increase the value of the annual director grants and increase the annual retainer fees payable to the chairs and members of the Audit, Compensation and Nominating and Corporate Governing Committees, and the Lead Independent Director, as set forth in the amended Non-Employee Director Compensation Program.

Eligible non-executive members of our Board were granted the time-based RSUs under the Plan. Each RSU was granted with the right to receive dividend equivalents. Additionally, certain directors elected to defer their RSUs pursuant to the terms of the Deferred Compensation Plan. Such deferred awards will become payable on the earliest to occur of the participant’s separation from service or a change in control. The following table details the time-based RSUs granted to non-executive members of our Board:

Date of Grant	Total RSU Grant	Grant Date Fair Value Per Share
6/1/2024	89,214	$8.07
6/1/2023	58,536	$10.25
6/1/2022	29,280	$20.49

Stock-Based Compensation Expense

For the three months ended March 31, 2025 and 2024, we recognized $5.1 million and $4.4 million, respectively, of stock-based compensation expense related to the RSUs. As of March 31, 2025, total unrecognized compensation expense was $15.4 million based on the grant date fair value of RSUs granted. This expense is expected to be recognized over a remaining period of 1.4 years from March 31, 2025.

We may allow participants of the Plan to settle their tax liabilities through a reduction of their vested RSU delivery. Such amount will result in a corresponding adjustment to additional paid-in capital and a cash payment to our Manager or its affiliates in order to remit the required statutory tax withholding to each respective taxing authority. During the three months ended March 31, 2025 and 2024, there were no deliveries of shares of common stock for vested RSUs.

The following tables detail the time-based RSU activity during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value Per Share	Number of Restricted Share Units	Weighted Average Grant Date Fair Value Per Share
Unvested, beginning of period	2,722,295	$11.70	2,526,202	$15.31
Granted	24,509	4.08	1,175,000	9.64
Vested	-	-	(1,334)	11.30
Forfeited	(25,838)	10.69	(5,166)	13.69
Unvested, end of period	2,720,966	11.64	3,694,702	13.51

Note 13. Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with our taxable year ended December 31, 2015 and expect to continue to operate so as to qualify as a REIT. As a result, we will generally not be subject to federal and state income tax on that portion of our income that we distribute to stockholders if we (i) distribute at least 90% of our taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains, and (ii) comply with certain other requirements to qualify as a REIT. Since Commencement of Operations, we have been in compliance with all REIT requirements and we plan to continue to operate so that we meet the requirements for taxation as a REIT. Therefore, other than amounts relating to our taxable REIT subsidiary (“TRS”), as described below, we have not provided for current income tax expense related to our REIT taxable income for the three months ended March 31, 2025 and 2024, respectively. Additionally, no provision has been made for federal or state income taxes in the accompanying financial statements, as we believe we have met the prescribed requisite requirements.

In December 2024, our Board paused our quarterly dividend on our common stock commencing with the fourth quarter 2024 dividend that would have otherwise been paid in January 2025. The timing and amount of any future dividends declared by our Board depend on a variety of factors, including cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code, and such other factors as our Board deems relevant.

Our real estate owned hotel portfolio is held in a TRS. A TRS is a corporation that is owned directly or indirectly by a REIT and has jointly elected with the REIT to be treated as a TRS for tax purposes. Given the TRS’s history of generating taxable losses, we are not able to conclude that it is more likely than not that we will realize the future benefit of the TRS’s deferred tax assets and therefore recorded a full valuation allowance. Given the full valuation allowance, we did not record a provision for income taxes for the three months ended March 31, 2025 and 2024, and we did not have any deferred tax assets or deferred tax liabilities as of March 31, 2025 and December 31, 2024. As of March 31, 2025, our deferred tax asset and valuation allowance were $59.7 million, respectively. As of December 31, 2024, our deferred tax asset and valuation allowance were $56.6 million, respectively.

We recognize tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions, if applicable, are included as a component of the provision for income taxes in our consolidated statements of operations. As of March 31, 2025 and December 31, 2024, we have not recorded any amounts for uncertain tax positions.

Our tax returns are subject to audit by taxing authorities. As of the date of this filing, tax years 2021 and onward remain open to examination by major taxing jurisdictions in which we are subject to taxes.

Note 14. Commitments and Contingencies

We hold a 51% interest in CMTG/TT as a result of committing to invest $124.9 million in CMTG/TT. Distributions representing repayment proceeds from CMTG/TT’s loans may be recalled by CMTG/TT, if the repayment occurred at least six months prior to the loan’s initial maturity date. As of March 31, 2025 and December 31, 2024, we have contributed $163.1 million to CMTG/TT and have received return of capital distributions of $123.3 million, of which $111.1 million were recallable. As of March 31, 2025 and December 31, 2024, our remaining capital commitment to CMTG/TT was $72.9 million.

As of March 31, 2025 and December 31, 2024, we had aggregate unfunded loan commitments of $457.4 million and $498.3 million, respectively, which amounts will generally be funded to finance construction or leasing related expenditures by our borrowers, subject to them achieving certain conditions precedent to such funding. These future commitments will expire over the remaining term of the loans, none of which exceed five years.

Our contractual payments due under all financings were as follows as of March 31, 2025 ($ in thousands):

Year	Initial Maturity(1)	Fully Extended Maturity(2)
2025 (3) (4)	$3,020,203	$1,728,240
2026 (5)	1,663,746	1,626,596
2027	-	1,044,348
2028	-	284,765
2029	-	-
Total	$4,683,949	$4,683,949

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
(3)
Includes financings outstanding of $546.7 million related to eleven loans in maturity default with aggregate unpaid principal balance of $1.0 billion. Of such financings outstanding, $70.7 million was repaid in April 2025 upon the repayment of loans receivable.
(4)
Includes $289.7 million and $98.4 million of financings with initial and full extended maturities, respectively, which were repaid in April 2025 upon the repayment of loans receivable.
(5)
Includes $191.3 million of financings with fully extended maturities which were repaid in April 2025 upon the repayment of loans receivable.

In the normal course of business, we may enter into contracts that contain a variety of representations and provide for general indemnifications. Our maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against us that have not yet occurred. However, based on experience, we expect the risk of loss to be remote.

Note 15. Segment Reporting

We have determined that we have two operating segments and two reporting segments, with activities related to investing in income-producing loans collateralized by institutional quality commercial real estate and activities related to the operations of our real estate owned assets. Our Chief Operating Decision Maker is J. Michael McGillis, our Chief Financial Officer, President, and Director, who primarily utilizes Distributable Earnings (Loss) as described below.

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

The following table provides a calculation of Distributable Loss for our loan and REO portfolios, as well as a reconciliation to net loss, for the three months ended March 31, 2025 and 2024 ($ in thousands):

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Loan Portfolio	REO Portfolio	Total	Loan Portfolio	REO Portfolio	Total
Interest and related income	$118,038	$-	$118,038	$160,845	$-	$160,845
Interest and related expense	(89,227)	-	(89,227)	(115,931)	-	(115,931)
Revenue from real estate owned	-	14,564	14,564	-	13,911	13,911
Amortization of above and below market leases, net	-	354	354	-	354	354
Management fees - affiliate	(8,397)	-	(8,397)	(9,210)	-	(9,210)
General and administrative expenses	(4,270)	-	(4,270)	(3,877)	-	(3,877)
Real estate owned:
Operating expenses	-	(12,915)	(12,915)	-	(12,880)	(12,880)
Interest expense	-	(6,554)	(6,554)	-	(6,329)	(6,329)
Proceeds from interest rate cap	-	-	-	-	865	865
Loss from equity method investment	(37)	-	(37)	-	(35)	(35)
Loss on extinguishment of debt	(547)	-	(547)	(2,244)	-	(2,244)
Principal charge-offs (1)	(46,653)	-	(46,653)	(42,266)	-	(42,266)
Loss on real estate owned held-for-sale	-	(49)	(49)	-	-	-
Distributable Loss	$(31,093)	$(4,600)	$(35,693)	$(12,683)	$(4,114)	$(16,797)

Reconciliation to net loss
Principal charge-offs (1)			46,653			42,266
Provision for current expected credit loss reserve			(41,123)			(69,960)
Valuation adjustment for loan receivable held-for-sale			(42,594)			-
Depreciation and amortization			(438)			(2,599)
Amortization of above and below market leases, net			(354)			(354)
Stock-based compensation expense			(5,074)			(4,353)
Unrealized loss on interest rate cap			-			(998)
Net loss			$(78,623)			$(52,795)
(1)
For the three months ended March 31, 2025, amount includes a $3.5 million charge-off of accrued interest receivable and a $0.5 million charge-off of an exit fee related to the discounted payoff of a land loan.

Note 16. Subsequent Events

We have evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that the following transactions or events have occurred:

1.
Subsequent to March 31, 2025, the following loan realization activity has occurred. See Note 3 for further detail.
a.
The full repayment of a hospitality loan with an unpaid principal balance of $225.0 million as of March 31, 2025.
b.
A discounted repayment of an office loan with an unpaid principal balance of $63.4 million as of March 31, 2025.
c.
A discounted repayment of a subordinate loan with an unpaid principal balance of $0.9 million as of March 31, 2025.
2.
In April 2025, we entered into a binding agreement to sell approximately 77,000 square feet of office and retail space within our mixed-use real estate owned asset to an unaffiliated purchaser for a sales price of $28.8 million.
3.
In April 2025, we modified our repurchase agreement with Wells Fargo Bank, N.A. to primarily provide for (i) a decrease in the maximum capacity to $500.0 million, (ii) an extension of the initial maturity date to April 30, 2026, and (iii) two one-year options to further extend the maturity date to April 30, 2028.
4.
In May 2025, we extended the forbearance period for our debt related to real estate owned through September 9, 2025 and concurrently repaid $5.0 million of the principal balance.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements herein and will make forward-looking statements in future filings with the SEC, press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, it intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: our business and investment strategy; changes in interest rates and their impact on our borrowers and on the availability and cost of our financing; our projected operating results; defaults by borrowers in paying debt service on outstanding loans; the timing of cash flows, if any, from our investments; the state of the U.S. and global economy generally or in specific geographic regions; reduced demand for office, multifamily or retail space, including as a result of the increase in remote and/or hybrid work trends which allow work from remote locations other than the employer’s office premises; governmental actions and initiatives and changes to government policies; the amount of commercial mortgage loans requiring refinancing; our ability to obtain and maintain financing arrangements on attractive terms, or at all; our ability to maintain compliance with financial covenants under our financing arrangements; current and prospective financing costs and advance rates for our existing and target assets; our expected leverage; general volatility of the capital markets and the markets in which we may invest and our borrowers operate in; the impact of a protracted decline in the liquidity of capital markets on our business; the state of the regional, national, and global banking systems; the uncertainty surrounding the strength of the national and global economies; the return on or impact of current and future investments, including our loan portfolio and real estate owned assets; allocation of investment opportunities to us by our Manager and our Sponsor; changes in the market value of our investments; effects of hedging instruments on our existing and target assets; rates of default, decreased recovery rates, and/or increased loss severity rates on our existing and target assets and related impairment charges, including as it relates to our real estate owned assets; the degree to which our hedging strategies may or may not protect us from interest rate volatility; changes in governmental regulations, tax law and rates, and similar matters (including interpretation thereof); our ability to maintain our qualification as a real estate investment trust (“REIT”); our ability to maintain our exclusion from registration under the Investment Company Act of 1940, as amended (the “1940 Act”); availability and attractiveness of investment opportunities we are able to originate in our target assets; the ability of our Manager to locate suitable investments for us, monitor, service and administer our investments and execute our investment strategy; availability of qualified personnel from our Sponsor and its affiliates, including our Manager; estimates relating to our ability to pay dividends to our stockholders in the future; our understanding of our competition; impact of increased competition on projected returns; the risk of securities class action litigation or stockholder activism; geopolitical or economic conditions or uncertainty, which may include military conflicts and activities (including the military conflicts between Russia and Ukraine, Israel and Hamas, and elsewhere throughout the Middle East and North Africa more broadly), tensions involving Russia, China, and Iran, political instability, social unrest, civil disturbances, terrorism, natural disasters and pandemics; and market trends in our industry, interest rates, real estate values, the debt markets generally, the CRE debt market or the general economy.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events and you should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. See “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K. These and other risks, uncertainties, and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those included in any forward-looking statements we make. If a change occurs, our business, financial condition, liquidity, results of operations and prospects may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

I. Key Financial Measures and Indicators

As a CRE finance company, we believe the key financial measures and indicators for our business are net income (loss) per share, Distributable Earnings (Loss) per share, Distributable Earnings per share prior to realized gains and losses, which includes charge-offs of principal, accrued interest receivable, and/or exit fees, dividends declared per share, book value per share, adjusted book value per share, Net Debt-to-Equity Ratio and Total Leverage Ratio. During the three months ended March 31, 2025, we had net loss per share of $0.56, Distributable Loss per share of $0.25, Distributable Earnings per share prior to realized gains and losses of $0.08, and our Board did not declare any dividends. As of March 31, 2025, our book value per share was $13.60, our adjusted book value per share was $14.64, our Net Debt-to-Equity Ratio was 2.4x, and our Total Leverage Ratio was 2.8x. We use Net Debt-to-Equity Ratio and Total Leverage Ratio, financial measures which are not prepared in accordance with GAAP, to evaluate our financial leverage, which in the case of our Total Leverage Ratio, makes certain adjustments that we believe provide a more conservative measure of our financial condition.

Net Loss Per Share and Dividends Declared Per Share

The following table sets forth the calculation of basic and diluted net loss per share and dividends declared per share ($ in thousands, except share and per share data):

	Three Months Ended
	March 31, 2025	December 31, 2024
Net loss	$(78,623)	$(100,698)
Weighted average shares of common stock outstanding, basic and diluted	139,475,685	139,464,720
Basic and diluted net loss per share of common stock	$(0.56)	$(0.72)
Dividends declared per share of common stock	$-	$-

Distributable Earnings (Loss)

Distributable Earnings (Loss) is a non-GAAP measure used to evaluate our performance excluding the effects of certain transactions, non-cash items and GAAP adjustments, as determined by our Manager. Distributable Earnings (Loss) is a non-GAAP measure, which we define as net income (loss) in accordance with GAAP, excluding (i) non-cash stock-based compensation expense, (ii) real estate owned held-for-investment depreciation and amortization, (iii) any unrealized gains or losses from mark-to-market valuation changes (other than permanent impairments) that are included in net income (loss) for the applicable period, (iv) one-time events pursuant to changes in GAAP and (v) certain non-cash items, which in the judgment of our Manager, should not be included in Distributable Earnings (Loss). Furthermore, we present Distributable Earnings prior to realized gains and losses, which such gains and losses include charge-offs of principal, accrued interest receivable, and/or exit fees as we believe this more easily allows our Board, Manager, and investors to compare our operating performance to our peers, to assess our ability to declare and pay dividends, and to determine our compliance with certain financial covenants. Pursuant to the Management Agreement, we use Core Earnings, which is substantially the same as Distributable Earnings (Loss) excluding incentive fees, to determine the incentive fees we pay our Manager.

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

While Distributable Earnings (Loss) excludes the impact of our provision for or reversal of current expected credit loss reserve, charge-offs of principal, accrued interest receivable, and/or exit fees are recognized through Distributable Earnings (Loss) when deemed non-recoverable. Non-recoverability is determined (i) upon the resolution of a loan (i.e., when the loan is repaid, fully or partially, when we acquire title in the case of foreclosure, deed-in-lieu of foreclosure, or assignment-in-lieu of foreclosure, or when the loan is sold or anticipated to be sold for an amount less than its carrying value), or (ii) with respect to any amount due under any loan, when such amount is determined to be uncollectible.

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

The table below summarizes the reconciliation from weighted average diluted shares under GAAP to the weighted average diluted shares used for Distributable Loss and Distributable Earnings prior to realized gains and losses for the three months ended March 31, 2025 and December 31, 2024:

	Three Months Ended
Weighted Averages	March 31, 2025	December 31, 2024
Diluted Shares - GAAP	139,475,685	139,464,720
Unvested RSUs	2,717,009	2,490,901
Diluted Shares - Distributable Loss	142,192,694	141,955,621

The following table provides a reconciliation of net loss to Distributable Loss and Distributable Earnings prior to realized gains and losses ($ in thousands, except share and per share data):

	Three Months Ended
	March 31, 2025	December 31, 2024
Net loss	$(78,623)	$(100,698)
Adjustments:
Non-cash stock-based compensation expense	5,074	4,777
Provision for current expected credit loss reserve	41,123	29,976
Depreciation and amortization expense	438	2,639
Amortization of above and below market lease values, net	354	354
Unrealized loss on interest rate cap	-	27
Loss on extinguishment of debt	547	630
Valuation adjustment for loan receivable held-for-sale	42,594	7,227
Loss on real estate owned held-for-sale	49	80,461
Distributable Earnings prior to realized gains and losses	$11,556	$25,393
Loss on extinguishment of debt	(547)	(630)
Principal charge-offs (1)	(46,653)	(756)
Previously recognized gain on foreclosure of real estate owned held-for-sale (2)	-	5,592
Loss on real estate owned held-for-sale	(49)	(80,461)
Previously recognized depreciation on real estate owned held-for-sale (3)	-	(32,302)
Distributable Loss	$(35,693)	$(83,164)
Weighted average diluted shares - Distributable Loss	142,192,694	141,955,621
Diluted Distributable Earnings per share prior to realized gains and losses	$0.08	$0.18
Diluted Distributable Loss per share	$(0.25)	$(0.59)
(1)
For the three months ended March 31, 2025, amount includes a $3.5 million charge-off of accrued interest receivable and a $0.5 million charge-off of an exit fee related to the discounted payoff of a land loan.
(2)
Reflects total gain on foreclosure of our hotel portfolio real estate owned asset, which was classified as real estate owned held-for-sale as of December 31, 2024. Amount not previously recognized in Distributable Earnings (Loss).
(3)
Reflects previously recognized depreciation on real estate owned classified as held-for-sale as of December 31, 2024. Amount not previously recognized in Distributable Earnings (Loss).

Book Value Per Share

We believe that presenting book value per share adjusted for our general current expected credit loss reserve and accumulated depreciation and amortization on our real estate owned held-for-investment and related lease intangibles is useful for investors as it enhances the comparability to our peers who may not hold real estate investments. Further, we believe that our investors and lenders consider book value excluding these items as an important metric related to our overall capitalization.

The following table sets forth the calculation of our book value and our adjusted book value per share, a non-GAAP financial measure, as of March 31, 2025 and December 31, 2024 ($ in thousands, except share and per share data):

	March 31, 2025	December 31, 2024
Total Equity	$1,934,585	$2,008,086
Number of shares of common stock outstanding and RSUs	142,196,774	142,187,015
Book Value per share(1)	$13.60	$14.12
Add back: accumulated depreciation and amortization on real estate owned and related lease intangibles	0.04	0.03
Add back: general CECL reserve	1.00	1.02
Adjusted Book Value per share	$14.64	$15.17

(1)
Calculated as (i) total equity divided by (ii) number of shares of common stock outstanding and RSUs at period end.

II. Our Portfolio

The below table summarizes our loans receivable held-for-investment as of March 31, 2025 ($ in thousands):

					Weighted Average(3)
	Number of Loans	Loan Commitment(1)	Unpaid Principal Balance	Carrying Value(2)	Yield to Maturity(4)	Term to Initial Maturity	Term to Fully Extended Maturity(5)	Weighted Average Origination LTV (6)	Weighted Average Adjusted LTV (7)
Senior and subordinate loans	51	$6,441,477	$5,984,101	$5,856,837	7.4%	0.6 years	1.5 years	70.6%	72.8%

(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Net of specific CECL reserve of $119.3 million.
(3)
Weighted averages are based on unpaid principal balance.
(4)
Represents the weighted average annualized yield to initial maturity of each loan, inclusive of coupon, and fees received, based on the applicable floating benchmark rate/floors (if applicable), in place as of March 31, 2025. For loans placed on non-accrual, the annualized yield to initial maturity used in calculating the weighted average annualized yield to initial maturity is 0%.
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

Sales of Loans Receivable

The following table summarizes our loan receivable held-for-sale as of March 31, 2025 and loan receivable sold during the three months ended March 31, 2025 ($ in thousands):

Property Type	Location	Loan Commitment	Unpaid Principal Balance	Carrying Value Before Principal Charge-Off / Valuation Allowance	Cumulative Principal Charge-Off / Valuation Allowance	Held-For-Sale Carrying Value	Risk Rating (1)
For Sale Condo (2)	CA	$247,260	$223,491	$223,491	$(77,928)	$145,563	4
Total held-for-sale, March 31, 2025		$247,260	$223,491	$223,491	$(77,928)	$145,563

Hospitality (3)	CA	$101,059	$101,059	$101,299	$(315)	$100,984	3
Total sold, three months ended March 31, 2025		$101,059	$101,059	$101,299	$(315)	$100,984

(1)
Reflects risk rating of the loan receivable prior to the loan sale or reclassification to held-for-sale.
(2)
Principal charge-offs and valuation allowance attributable to the delinquency of the loan and its $23.8 million of remaining unfunded commitments. During the three months ended March 31, 2025, we recognized a further adjustment to the held-for-sale carrying value of $42.6 million as a result of additional protective advances made and a reduction in anticipated proceeds from the sale, which is reflected as a valuation adjustment for loan receivable held-for-sale on our consolidated statement of operations. Effective October 1, 2024, this loan was placed on non-accrual status.
(3)
Loan classified as held-for-sale as of December 31, 2024 and sold in January 2025. Principal charge-off recognized upon reclassification to held-for-sale as of December 31, 2024.

Portfolio Activity and Overview

The following table summarizes changes in unpaid principal balance for our loans receivable held-for-investment ($ in thousands):

Three Months Ended March 31, 2025
Unpaid principal balance, beginning of period	$6,200,290
Advances on existing loans	41,891
Repayments of loans receivable	(215,424)
Principal charge-offs	(42,656)
Total net fundings	(216,189)
Unpaid principal balance, end of period	$5,984,101

The following table details our individual loans receivable held-for-investment based on unpaid principal balances as of March 31, 2025 ($ in thousands):

Loan Number	Loan Type	Origination Date	Loan Commitment(1)	Unpaid Principal Balance	Carrying Value (2)	Origination LTV(3)	Fully Extended Maturity(4)	Property Type (5)	Construction (5,6)	Location	Risk Rating
1	Senior	12/16/2021	$405,000	$402,339	$401,873	70.0%	7/31/2025	Multifamily	-	CA	4
2	Senior	11/1/2019	390,000	390,000	390,000	74.3%	8/1/2025	Multifamily	-	NY	4
3	Senior	7/12/2018	240,000	240,000	241,350	52.9%	8/1/2028	Hospitality	-	NY	3
4 (7)	Senior	7/26/2021	225,000	225,000	225,253	65.1%	7/26/2026	Hospitality	-	GA	1
5	Senior	6/30/2022	227,000	224,940	224,995	63.9%	6/30/2029	Hospitality	-	CA	3
6	Senior	8/17/2022	235,000	220,000	220,030	68.3%	8/17/2027	Hospitality	-	CA	3
7	Senior	9/26/2019	319,900	206,160	206,160	68.0%	3/31/2026	Office	-	GA	4
8	Senior	4/14/2022	193,400	172,912	172,912	55.7%	4/14/2027	Multifamily	-	MI	3
9	Senior	1/14/2022	170,000	170,000	170,000	64.8%	1/14/2027	Multifamily	-	CO	4
10	Senior	9/2/2022	176,257	157,963	156,815	60.0%	9/2/2027	Multifamily	Y	UT	3
11	Senior	9/8/2022	160,000	155,000	154,778	63.5%	9/8/2027	Multifamily	-	AZ	4
12	Senior	1/9/2018	153,077	153,077	120,100	n/m	1/9/2024	Land	-	VA	5
13	Senior	5/13/2022	173,601	150,147	148,993	67.6%	5/13/2027	Mixed-Use	Y	VA	3
14	Senior	2/28/2019	150,000	150,000	150,000	72.2%	2/28/2024	Office	-	CT	4
15	Senior	10/4/2019	148,938	148,938	148,938	74.8%	10/1/2025	Mixed-Use	-	DC	3
16	Senior	12/30/2021	136,500	136,500	136,244	76.7%	12/30/2025	Multifamily	-	PA	3
17	Senior	4/26/2022	151,698	136,355	135,840	66.7%	4/26/2027	Multifamily	-	TX	4
18	Senior	12/10/2021	130,000	130,000	130,000	75.6%	12/10/2026	Multifamily	-	VA	3
19	Subordinate	12/9/2021	125,000	125,000	124,893	80.3%	1/1/2027	Office	-	IL	3
20	Senior	6/17/2022	127,250	123,346	123,245	62.8%	6/17/2027	Multifamily	-	TX	3
21	Senior	4/29/2019	122,123	120,289	120,287	61.5%	4/29/2025	Mixed-Use	-	NY	3
22	Senior	3/1/2022	122,000	119,084	118,700	n/m	2/28/2027	Multifamily	-	TX	5
23	Senior	7/20/2021	113,500	113,500	113,841	76.2%	7/20/2026	Multifamily	-	IL	3
24	Senior	2/13/2020	123,910	111,542	90,800	n/m	2/13/2026	Office	-	CA	5
25	Senior	11/4/2022	135,000	103,786	103,468	43.1%	11/9/2026	Other	Y	MA	3
26	Senior	7/30/2024	104,455	102,233	100,636	82.4%	10/21/2026	Other	-	NJ	3
27	Senior	1/27/2022	100,800	96,529	79,400	n/m	1/27/2027	Multifamily	-	NV	5
28	Senior	8/2/2021	97,000	95,214	94,827	68.5%	8/2/2026	Office	-	CA	4
29	Senior	1/10/2022	130,461	90,124	89,509	65.0%	1/9/2027	Other	-	PA	3
30	Senior	12/21/2018	87,741	87,741	88,166	50.6%	6/21/2022	Land	-	NY	4
31	Senior	12/15/2021	86,000	86,000	86,000	58.5%	12/15/2026	Mixed-Use	-	TN	3
32	Senior	7/10/2018	79,269	79,269	79,269	79.2%	6/10/2024	Hospitality	-	CA	4
33	Senior	12/21/2022	112,100	78,782	77,993	60.9%	12/21/2027	Multifamily	Y	WA	3
34	Senior	8/1/2022	115,250	78,500	78,500	82.1%	7/30/2026	Hospitality	Y	NY	4
35	Senior	6/3/2021	79,600	76,075	76,056	68.3%	6/3/2026	Other	-	MI	3
36	Senior	12/22/2021	83,901	75,937	75,793	69.5%	12/22/2026	Multifamily	-	TX	4
37	Senior	7/27/2022	76,000	75,550	75,588	66.1%	7/27/2027	Multifamily	-	UT	3
38	Senior	2/2/2022	90,000	71,257	70,847	66.3%	2/2/2027	Office	-	WA	3
39	Senior	8/27/2021	81,210	67,892	40,000	n/m	8/27/2026	Office	-	GA	5
40	Senior	7/31/2019	67,000	67,000	67,000	42.4%	1/30/2022	Land	-	NY	4
41 (7)	Senior	3/31/2020	63,391	63,391	63,391	n/m	2/9/2025	Office	-	TX	5
42	Senior	1/19/2022	73,677	59,825	59,594	51.2%	1/19/2027	Hospitality	-	TN	3
43	Senior	3/15/2022	53,300	50,164	42,800	n/m	3/15/2027	Multifamily	-	AZ	5
44	Senior	2/4/2022	44,768	39,279	28,100	n/m	2/4/2027	Multifamily	-	TX	5
45	Senior	4/5/2019	38,345	38,345	38,345	n/m	4/5/2028	Other	-	Other	3
46	Senior	2/18/2022	32,083	31,758	31,713	66.0%	2/18/2027	Other	Y	FL	3
47	Senior	4/5/2019	30,000	30,000	30,000	49.0%	4/6/2026	Other	-	NY	3
48	Senior	4/18/2019	30,000	30,000	29,988	71.4%	5/1/2025	Land	-	MA	3
49	Senior	2/17/2022	28,479	24,865	22,200	n/m	2/17/2027	Multifamily	-	TX	5
50	Senior	7/1/2019	1,607	1,607	1,607	n/m	12/30/2020	Other	-	Other	5
51 (8)	Subordinate	8/2/2018	886	886	-	n/m	7/9/2023	Other	-	NY	5

Total			6,441,477	5,984,101	5,856,837
General CECL reserve					(118,135)
Grand Total/Weighted Average			$6,441,477	$5,984,101	$5,738,702				12%		3.5

(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Net of specific CECL reserve of $119.3 million.
(3)
Origination LTV represents “loan-to-value” or “loan-to-cost,” which is calculated as our total loan commitment upon origination, as if fully funded, plus any financings that are pari passu with or senior to our loan, divided by our estimate of either (1) the value of the underlying real estate, determined in accordance with our underwriting process (typically consistent with, if not less than, the value set forth in a third-party appraisal) or (2) the borrower’s projected, fully funded cost basis in the asset, in each case as we deem appropriate for the relevant loan and other loans with similar characteristics. Underwritten values and projected costs should not be assumed to reflect our judgment of current market values or project costs, which may have changed materially since the date of origination. Weighted average origination LTV of 70.6% is based on loan commitment, including non-consolidated senior interests and pari passu interests, and excludes risk rated 5 loans.
(4)
Fully extended maturity assumes all extension options are exercised by the borrower upon satisfaction of the applicable conditions.
(5)
Classification of property type and construction status reflect the state of collateral as of March 31, 2025.
(6)
Percent of total construction loans based on loan commitments as of March 31, 2025.
(7)
Loan repaid in April 2025.
(8)
In April 2025, we agreed to a loan repayment which resulted in a discounted loan payoff of $775,000.

Real Estate Owned

On February 8, 2021, we acquired legal title to a portfolio of seven limited service hotels located in New York, NY through a foreclosure and assumed the securitized senior mortgage. As of December 31, 2024, we determined that our hotel portfolio had met the held-for-sale criteria and, accordingly, we reflected this asset as real estate owned held-for-sale on our consolidated balance sheet. During the three months ended March 31, 2025 we continued to pursue the sale of this asset and, as of March 31, 2025, it remains classified as held-for-sale. As of March 31, 2025, approximately $20.4 million of our restricted cash, $4.4 million of our other assets, $11.0 million of our other liabilities, and $275.2 million of our debt related to real estate owned assets relate to our hotel portfolio real estate owned assets.

On June 30, 2023, we acquired legal title to a mixed-use property located in New York, NY and the equity interests in the borrower through an assignment-in-lieu of foreclosure and is comprised of office, retail, and signage components. As of March 31, 2025, the mixed-use property appears as part of real estate owned, net and related lease intangibles, net appear within other assets and other liabilities on our consolidated balance sheet. As of March 31, 2025, our mixed-use real estate owned asset with a carrying value of $143.1 million (including related net lease intangible assets) was pledged as collateral to our term participation facility. In April 2025, we entered into a binding agreement to sell approximately 77,000 square feet of office and retail space within our mixed-use real estate owned asset to an unaffiliated purchaser for a sales price of $28.8 million.

See Note 5 to our consolidated financial statements for additional details.

Asset Management

Our Manager proactively manages the loans in our portfolio from closing to final repayment or resolution and our Sponsor has dedicated asset management employees who perform asset management services. Following the closing of an investment, the asset management team rigorously monitors the loan, with an emphasis on ongoing analyses of both quantitative and qualitative matters, including financial, legal, and market conditions. Through the final repayment or resolution of a loan, the asset management team maintains regular contact with borrowers, servicers and local market experts monitoring performance of the collateral, anticipating borrower, property and market issues, and enforcing our rights and remedies when appropriate.

Some of our borrowers may experience delays in the execution of their business plans, changes in their capital position and available liquidity and/or changes in market conditions which may impact the performance of the underlying collateral asset, borrower, or sponsor. As a transitional lender, we may from time to time execute loan modifications with borrowers when and if appropriate, which may include additional equity contributions from them, repurposing of reserves, pledges of additional collateral or other forms of credit support, additional guarantees, temporary deferrals of interest or principal, partial deferral of coupon interest as payment-in-kind interest, and/or a discounted loan payoff. To the extent warranted by ongoing conditions specific to our borrowers or overall market conditions, we may make additional modifications when and if appropriate, depending on the business plans, financial condition, liquidity and results of operations of our borrowers, among other factors.

Our Manager evaluates the credit quality of each of our loans receivable on an individual basis and assigns a risk rating at least quarterly. We have developed a loan grading system for all of our outstanding loans receivable that are collateralized directly or indirectly by real estate. Grading criteria include, but are not limited to, as-is or as-stabilized debt yield, term of loan, property type, property or collateral location, loan type, structure, collateral cash flow volatility and other more subjective variables that include, but are not limited to, as-is or as-stabilized collateral value, market conditions, industry conditions, borrower/sponsor financial stability, and borrower/sponsor exit plan. While evaluating the credit quality of each loan within our portfolio, we assess these quantitative and qualitative factors as a whole and with no pre-prescribed weight on their impact to our determination of a loan’s risk rating. However, based upon the facts and circumstances for each loan and the overall market conditions, we may consider certain previously mentioned factors more or less relevant than others. We utilize the grading system to determine each loan’s risk of loss and to provide a determination as to whether an individual loan is impaired and whether a specific CECL reserve is necessary. Based on a 5-point scale, the loans are graded “1” through “5,” from less risk to greater risk, respectively. The weighted average risk rating of our total loan portfolio was 3.5 as of March 31, 2025.

Current Expected Credit Losses

The current expected credit loss reserve required under GAAP reflects our current estimate of potential credit losses related to our loan portfolio, which may fluctuate depending on market conditions and changes in our loan portfolio. See Note 2 to our consolidated financial statements for further detail of our current expected credit loss reserve methodology.

During the three months ended March 31, 2025, we recorded a provision for current expected credit losses of $41.1 million, which consisted of a $3.9 million reversal of our general CECL reserve and a $45.0 million increase in our specific CECL reserve prior to principal, accrued interest receivable, and exit fee charge-offs. The reversal of our general CECL reserves was primarily attributable to changes in the historical loss rate of the analogous dataset, seasoning of our loan portfolio, and a reduction in the size of our loan portfolio subject to determination of the general CECL reserve. The reversal of our specific CECL reserves was primarily attributable to changes to collateral values, offset by protective advances made. As of March 31, 2025, our total current expected credit loss reserve was $260.8 million.

During the three months ended March 31, 2024, we recorded a provision for current expected credit losses of $70.0 million, which consisted of a $22.7 million increase in our general CECL reserve and a $47.3 million increase in our specific CECL reserve prior to principal charge-offs. This increase in our general CECL reserves was primarily attributable to changes in the historical loss rate of the analogous dataset and changes in risk ratings and non-accrual status within our loan portfolio, offset by the seasoning of our loan portfolio and a reduction in the size of our loan portfolio subject to determination of the general CECL reserve. The increase in our specific CECL reserves was primarily attributable to changes to collateral values and additional protective advances made. As of March 31, 2024, our total current expected credit loss reserve was $180.4 million.

Specific CECL Reserves

In certain circumstances, we may determine that a borrower is experiencing financial difficulty, and, if the repayment of the loan’s principal is collateral dependent, the loan is no longer suited for the WARM model. In these instances, there have been diminutions in the fair value and performance of the underlying collateral asset primarily as a result of reduced tenant and/or capital markets demand for such property types in the markets in which these assets and borrowers operate in. Furthermore, we may recognize a specific CECL reserve if we anticipate assuming legal title and/or physical possession of the underlying collateral property and the fair value of the collateral asset is determined to be below our carrying value. The following table presents a summary of our loans receivable held-for-investment with specific CECL reserves as of March 31, 2025 ($ in thousands):

Property Type	Location	Unpaid Principal Balance	Carrying Value Before Specific CECL Reserve	Specific CECL Reserve	Net Carrying Value
Land	VA	$153,077	$153,077	$32,977	$120,100
Total Land		153,077	153,077	32,977	120,100
Multifamily	TX	119,084	118,719	19	118,700
Multifamily	NV	96,529	96,082	16,682	79,400
Multifamily	AZ	50,164	49,957	7,157	42,800
Multifamily	TX	39,279	39,085	10,985	28,100
Multifamily	TX	24,865	24,804	2,604	22,200
Total Multifamily (1)		329,921	328,647	37,447	291,200
Office	CA	111,542	111,263	20,463	90,800
Office (2)(3)	TX	63,391	63,391	-	63,391
Office	GA	67,892	67,494	27,494	40,000
Total Office		242,825	242,148	47,957	194,191
Other (2)	Other	1,607	1,607	-	1,607
Other (4)	NY	886	884	884	-
Total Other		2,493	2,491	884	1,607
Total		$728,316	$726,363	$119,265	$607,098

(1)
Represents loans which we anticipate assuming legal title and/or physical possession of the underlying collateral properties.
(2)
Amounts deemed uncollectible have been charged-off as of March 31, 2025.
(3)
Loan repaid in April 2025.
(4)
In April 2025, we agreed to a loan repayment which resulted in a discounted loan payoff of $775,000.

Fair values used to determine specific CECL reserves are calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach. Estimates of fair values used to determine specific CECL reserves as of March 31, 2025 include assumptions of property specific cash flows over estimated holding periods, assumptions of property redevelopment costs, assumptions of leasing activities, discount rates ranging from 6.0% to 9.5%, and market and terminal capitalization rates ranging from 5.0% to 8.25%. These assumptions are based upon the nature of the properties, recent sales and lease comparables, recent and projected property cash flows, and anticipated real estate and capital market conditions.

The following table presents our loan commitment originations, loan commitment realizations, and the amount of principal charge-offs recognized for each origination vintage year as of March 31, 2025 by year of origination ($ in thousands):

		Total by Origination Year as of March 31, 2025
	Total	2025	2024(2)	2023	2022	2021	2020	2019	2018 and Prior
Loan Commitment Originations (1)	$18,124,128	$-	$104,455	$101,059	$3,463,564	$2,959,122	$401,743	$4,056,115	$7,038,070
Loan Commitment Realizations	$10,942,938	$-	$-	$101,059	$701,542	$1,361,811	$189,183	$2,293,592	$6,295,751
Principal Charge-offs(3)	$279,478	$-	$-	$315	$46,484	$8,251	$24,359	$112,592	$87,477
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

The following table summarizes our loans portfolio financing ($ in thousands):

	March 31, 2025
	Capacity	Borrowings Outstanding	Weighted Average Spread(1)
Repurchase agreements and term participation facility	$5,646,865	$3,526,059	+ 2.88%
Notes payable	195,830	166,758	+ 3.24%
Secured term loan	715,918	715,918	+ 4.50%
Debt related to real estate owned (2)	275,214	275,214	+ 2.94%
Total/Weighted Average	$6,833,827	$4,683,949	+ 3.14%

(1)
Weighted average spread over the applicable benchmark rate is based on unpaid principal balance. SOFR as of March 31, 2025 was 4.32%.
(2)
Excludes an additional 4.0% per annum of interest provided for under the forbearance agreement.

See Note 6 to our consolidated financial statements for additional details.

Repurchase Agreements and Term Participation Facility

We finance certain of our loans using repurchase agreements and a term participation facility. As of March 31, 2025, aggregate borrowings outstanding under our repurchase agreements and term participation facility totaled $3.5 billion, with a weighted average spread of SOFR plus 2.88% per annum based on unpaid principal balance. As of March 31, 2025, the loans receivable securing the outstanding borrowings under these facilities had a weighted average term to initial maturity and fully extended maturity of 0.5 years and 1.4 years, respectively, assuming all conditions to extend are met.

Each repurchase agreement contains “margin maintenance” provisions, which are designed to allow the counterparty to require the delivery of cash or other assets to de-lever financings on assets that are determined to have experienced a diminution in value. Since inception through March 31, 2025, we have not received any margin calls under any of our repurchase agreements.

Loan Participations Sold

We may finance certain of our loans via the sale of a participation in such loans, and we present the loan participations sold as a liability on our consolidated balance sheet when such arrangements do not qualify as sales under GAAP. We generally seek to (i) have financings not cross-collateralized to the extent that we have multiple loan participations with the same lender, and (ii) term match our loan participations sold to the underlying loans. As of March 31, 2025, we had no loan participations sold.

Notes Payable

We finance certain of our loans via secured financings that are term matched to the underlying loan, some of which are partially recourse to us. We refer to such financings as notes payable and they are secured by the related loans receivable. As of March 31, 2025, two of our loans were financed with notes payable.

Secured Term Loan

We have a secured term loan which we originally entered into on August 9, 2019. Our secured term loan is presented net of any original issue discount and transaction expenses which are deferred and recognized as interest expense over the life of the loan using the effective interest method. The secured term loan matures on August 9, 2026 and as of March 31, 2025 has an unpaid principal balance of $715.9 million and a carrying value of $709.1 million.

Debt Related to Real Estate Owned

On February 8, 2021 we assumed a $300.0 million securitized senior mortgage in connection with a foreclosure of a hotel portfolio. On June 1, 2021, the terms of the securitized senior mortgage were modified to include an extension of the maturity date to February 9, 2024 and a principal repayment of $10.0 million. On February 7, 2024, we modified our debt related to real estate owned to provide for, among other things, an extension of the contractual maturity date to November 9, 2024, a $10.0 million principal paydown, and the designation of a portion of the loan becoming partial recourse to us. Concurrent with this modification, we purchased an interest rate cap with a notional amount of $280.0 million and a strike rate of 5.00% through the then extended contractual maturity date. We subsequently further extended the contractual maturity date to February 9, 2025 and concurrently purchased an interest rate cap with a notional amount of $275.0 million and a strike rate through the further extended contractual maturity date. Upon maturity in February 2025, we entered into a forbearance agreement with our lender which expires on May 9, 2025 and provides for interest to accrue at an additional rate of 4.0% per annum. In May 2025, we extended the forbearance period for our debt related to real estate owned through September 9, 2025 and concurrently repaid $5.0 million of the principal balance. As of March 31, 2025, our debt related to real estate owned has an unpaid principal balance of $275.2 million, a carrying value of $275.2 million and a stated rate of SOFR plus 2.94%. See Derivatives below for further detail of our interest rate cap.

Derivatives

On June 2, 2021 and in connection with our debt related to real estate owned, we acquired an interest rate cap with a notional amount of $290.0 million, a strike rate of 3.00%, and a maturity date of February 15, 2024. Such interest rate cap effectively limited the maximum interest rate of our debt related to real estate owned to 5.83% through its then maturity. On February 7, 2024 and in connection with the modification of our debt related to real estate owned, we acquired an interest rate cap with a notional amount of $280.0 million, a strike rate of 5.00%, and a maturity date of November 15, 2024. Upon further extension of our debt related to real estate owned, we acquired an interest rate cap with a notional amount of $275.0 million, a strike rate of 5.00%, and a maturity date of February 9, 2025. Through the contractual maturity of our debt related to real estate owned, the interest rate cap effectively limited the maximum interest rate of our debt related to real estate owned to 7.94% through its maturity.

Changes in the fair value of our interest rate cap were recorded as an unrealized gain or loss on interest rate cap on our consolidated statements of operations and the fair value was recorded in other assets on our consolidated balance sheets. Proceeds received from our counterparty related to the interest rate cap were recorded as proceeds from interest rate cap on our consolidated statements of operations. As of March 31, 2025, we did not have an interest rate cap for our debt related to real estate owned. As of December 31, 2024, the fair value of our interest rate cap was de minimis. During the three months ended March 31, 2025 and 2024, we recognized $0.0 million and $0.9 million, respectively, of proceeds from interest rate cap.

Financial Covenants

Our financing agreements generally contain certain financial covenants. For example, our ratio of earnings before interest, taxes, depreciation, and amortization to interest charges (“Interest Coverage Ratio”), as defined in our repurchase agreements and term participation facility shall not be less than 1.1 to 1.0, whereas our ratio of earnings before interest, taxes, depreciation, and amortization to interest charges as defined in our secured term loan agreement shall not be less than 1.5 to 1.0. Further, (i) our tangible net worth, as defined in the agreements, shall not be less than $1.86 billion as of each measurement date; (ii) cash liquidity shall not be less than the greater of (x) $20 million or (y) 3% of our recourse indebtedness (which includes our secured term loan); and (iii) our indebtedness shall not exceed 77.8% of our total assets. The requirements set forth in (i) through (iii) above are based upon the most restrictive financial covenants in place as of the reporting date. As of March 31, 2025, we are in compliance with all financial covenants under our financing agreements. Commencing with the quarter ending December 31, 2025, our Interest Coverage Ratio shall not be less than 1.3 to 1.0. Further, commencing July 1, 2025, our cash liquidity shall not be less than the greater of (x) $20 million or (y) 5% of our recourse indebtedness (which includes our secured term loan).

Future compliance with our financial covenants is dependent upon the results of our operating activities, our financial condition, and the overall market conditions in which we and our borrowers operate. The impact of macroeconomic conditions on the commercial real estate and capital markets, including high benchmark interest rates compared to recent historical standards, may make it more difficult for us to satisfy these financial covenants in the future. Non-compliance with financial covenants may result in our lenders exercising their rights and remedies as provided for in the respective agreements. As market conditions evolve, we may continue to work with our counterparties on modifying financial covenants as needed; however, there is no assurance that our counterparties will agree to such modifications.

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

The following table summarizes our non-consolidated senior interests and related retained subordinate interests, excluding for loans classified as held-for-sale, as of March 31, 2025 ($ in thousands):

	Loan Count	Loan Commitment	Unpaid Principal Balance	Carrying Value	Weighted Average Interest Rate (1)	Term to Initial Maturity (in years)	Term to Fully Extended Maturity (in years) (2)
Fixed rate non-consolidated senior loans	1	$830,000	$830,000	N/A	3.47%	1.8	1.8
Retained fixed rate subordinate loans	1	$125,000	$125,000	$124,893	8.50%	1.8	1.8

(1)
Weighted average is based on unpaid principal balance.
(2)
Term to fully extended maturity is determined based on the maximum maturity of each of the corresponding loans, assuming all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.

Floating and Fixed Rate Portfolio

Our business model seeks to minimize our exposure to changing interest rates by originating floating rate loans and financing them with floating rate liabilities. Further, we seek to match the benchmark index in the floating rate loans we originate with the benchmark index used in the related floating rate financings. Generally, we use SOFR as the benchmark index in both our floating rate loans and floating rate financings. As of March 31, 2025, 97.9% of our loans receivable held-for-investment based on unpaid principal balance were floating rate and indexed to SOFR. All of our encumbered floating rate loans were financed with floating rate liabilities indexed to SOFR, which resulted in approximately $1.2 billion of net floating rate exposure.

The following table details our net floating rate exposure as of March 31, 2025 ($ in thousands):

Net Floating Rate Exposure(1)
Floating rate assets	$5,856,608
Floating rate liabilities	(4,683,949)
Net floating rate exposure	$1,172,659

(1)
SOFR as of March 31, 2025 was 4.32%. Net floating rate exposure includes $521.8 million related to loans on non-accrual status and excludes one unencumbered loan receivable classified as held-for-sale as of March 31, 2025.

As of March 31, 2025, we do not employ interest rate derivatives (interest rate swaps, caps, collars or floors) to hedge our asset or liability portfolio, but we may do so in the future.

Results of Operations – Three Months Ended March 31, 2025 and December 31, 2024

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

Operating Results

The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2025, and December 31, 2024 ($ in thousands, except per share data):

	Three Months Ended
	March 31, 2025	December 31, 2024	$ Change
Revenue
Interest and related income	$118,038	$132,563	$(14,525)
Less: interest and related expense	89,227	100,092	(10,865)
Net interest income	28,811	32,471	(3,660)
Revenue from real estate owned	14,564	27,755	(13,191)
Total net revenue	43,375	60,226	(16,851)
Expenses
Management fees - affiliate	8,397	8,930	(533)
General and administrative expenses	4,270	3,340	930
Stock-based compensation expense	5,074	4,777	297
Real estate owned:
Operating expenses	12,915	16,369	(3,454)
Interest expense	6,554	6,514	40
Depreciation and amortization	438	2,639	(2,201)
Total expenses	37,648	42,569	(4,921)
Proceeds from interest rate cap	-	6	(6)
Unrealized loss on interest rate cap	-	(27)	27
Loss from equity method investment	(37)	(40)	3
Loss on extinguishment of debt	(547)	(630)	83
Loss on real estate owned held-for-sale	(49)	(80,461)	80,412
Provision for current expected credit loss reserve	(41,123)	(29,976)	(11,147)
Valuation adjustment for loan receivable held-for-sale	(42,594)	(7,227)	(35,367)
Net loss	$(78,623)	$(100,698)	$22,075
Net loss per share of common stock:
Basic and diluted	$(0.56)	$(0.72)	$0.16

Comparison of the three months ended March 31, 2025 and December 31, 2024

Net Revenue

Total net revenue decreased $16.9 million during the three months ended March 31, 2025, compared to the three months ended December 31, 2024. The decrease is primarily due to a decrease in revenue from real estate owned of $13.2 million due to lower overall average occupancy, average daily rate (“ADR”), and revenue per available room (“RevPAR”) levels at the hotel portfolio compared to the three months ended December 31, 2024 due to seasonality, a decrease in net interest income of $3.7 million, which was driven by a decrease in interest income of $14.5 million as a result of decreased average loans receivable balances, partially offset by a decrease in interest expense of $10.9 million as a result of lower average borrowing levels during the three months ended March 31, 2025 compared to the three months ended December 31, 2024 as a result of continued deleveraging.

Expenses

Expenses are primarily comprised of base management fees payable to our Manager, general and administrative expenses, stock-based compensation expense, operating expenses from real estate owned, interest expense from debt related to real estate owned, and depreciation and amortization on real estate owned and related in-place and other lease values. Expenses decreased by $4.9 million during the three months ended March 31, 2025, as compared to the three months ended December 31, 2024, primarily due to:

(i)
a decrease in operating expenses from real estate owned of $3.5 million during the comparative period, due to lower variable operating expenses in connection with lower occupancy levels at the hotel portfolio due to seasonality;
(ii)
a decrease in depreciation and amortization from real estate owned of $2.2 million due to depreciation expense not being recognized on the hotel portfolio during the three months ended March 31, 2025, as we determined the fair value of the hotel portfolio at March 31, 2025 to be less than the carrying value while the hotel portfolio was classified as held-for-sale;
(iii)
a decrease in management fees of $0.5 million as a result of lower stockholders’ equity over the comparative period;
(iv)
partially offset by an increase in general and administrative expenses of $0.9 million primarily as a result of an increase in certain non-recurring charges incurred over the comparative period.

Proceeds from Interest Rate Cap

Proceeds from interest rate cap decreased $0.1 million during the three months ended March 31, 2025, as compared to the three months ended December 31, 2024, due to SOFR falling below our interest rate cap’s 5.0% strike rate.

Unrealized Loss on Interest Rate Cap

During the three months ended March 31, 2025, we did not recognize an unrealized loss on interest rate cap as the value of the interest rate cap was negligible at December 31, 2024 and the term of the interest rate cap expired on February 9, 2025. Compared to a $0.1 million unrealized loss on interest rate cap during the three months ended December 31, 2024.

Loss from Equity Method Investment

During the three months ended March 31, 2025 and the three months ended December 31, 2024, we recognized losses from our equity method investment of $0.1 million as a result of the net losses recognized by our investee during each respective period.

Loss on Extinguishment of Debt

During the three months ended March 31, 2025 and the three months ended December 31, 2024, we recognized losses on extinguishment of debt of $0.6 million due to the recognition of unamortized deferred financing costs resulting from the repayment of financing balances prior to maturity.

Loss on Real Estate Owned Held-for-Sale

During the three months ended December 31, 2024, we determined that our hotel portfolio real estate owned asset met the held-for-sale criteria and concurrently recognized a $80.5 million loss based upon anticipated sales price, less estimated costs to sell. During the three months ended March 31, 2025 we recognized an additional $49.0 thousand of loss on real estate owned held-for-sale as a result of capital expenditures incurred.

Provision for Current Expected Credit Loss Reserve

During the three months ended March 31, 2025, we recorded a provision for current expected credit losses of $41.1 million, which consisted of a $3.9 million reversal of our general CECL reserve and a $45.0 million increase in our specific CECL reserve prior to principal, accrued interest receivable, and exit fee charge-offs. The reversal of our general CECL reserves was primarily attributable to changes in the historical loss rate of the analogous dataset, seasoning of our loan portfolio, and a reduction in the size of our loan portfolio subject to determination of the general CECL reserve. The reversal of our specific CECL reserves was primarily attributable to changes to collateral values, offset by protective advances made. During the three months ended December 31, 2024, we recorded a provision for current expected credit losses of $30.0 million, which consisted of a $19.8 million increase in our general reserve and a $9.4 million increase in our specific CECL reserve prior to principal charge-offs. The increase in our general CECL reserve was primarily attributable to consideration of a contingent discounted loan payoff and reserves against accrued interest receivable, offset by the seasoning of our loan portfolio and a reduction in the size of our loan portfolio. The increase in our specific CECL reserves was primarily attributable to changes to collateral values and additional protective advances made.

Valuation Adjustment for Loan Receivable Held-for-Sale

During the three months ended March 31, 2025 we recognized a valuation adjustment of $42.6 million for our loan receivable held-for-sale and during the three months ended December 31, 2024 we recognized a valuation adjustment of $7.2 million for our loan receivable held-for sale. In both instances the valuation adjustments were as a result of additional protective advances made and a reduction in anticipated proceeds from the sale of such loan.

Results of Operations – Three Months Ended March 31, 2025 and March 31, 2024

The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2025 and 2024 ($ in thousands, except per share data):

	Three Months Ended
	March 31, 2025	March 31, 2024	$ Change
Revenue
Interest and related income	$118,038	$160,845	$(42,807)
Less: interest and related expense	89,227	115,931	(26,704)
Net interest income	28,811	44,914	(16,103)
Revenue from real estate owned	14,564	13,911	653
Total net revenue	43,375	58,825	(15,450)
Expenses
Management fees - affiliate	8,397	9,210	(813)
General and administrative expenses	4,270	3,877	393
Stock-based compensation expense	5,074	4,353	721
Real estate owned:
Operating expenses	12,915	12,880	35
Interest expense	6,554	6,329	225
Depreciation and amortization	438	2,599	(2,161)
Total expenses	37,648	39,248	(1,600)
Proceeds from interest rate cap	-	865	(865)
Unrealized loss on interest rate cap	-	(998)	998
Loss from equity method investment	(37)	(35)	(2)
Loss on extinguishment of debt	(547)	(2,244)	1,697
Loss on real estate owned held-for-sale	(49)	-	(49)
Provision for current expected credit loss reserve	(41,123)	(69,960)	28,837
Valuation adjustment for loan receivable held-for-sale	(42,594)	-	(42,594)
Net loss	$(78,623)	$(52,795)	$(25,828)
Net loss per share of common stock:
Basic and diluted	$(0.56)	$(0.39)	$(0.17)

Comparison of the three months ended March 31, 2025 and March 31, 2024

Net Revenue

Total net revenue decreased $15.5 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease is primarily due to a decrease in net interest income of $16.1 million, which was driven by a decrease in interest income of $42.8 million as a result of a reduction in the size of our loan portfolio and an increase in the portion of loans on non-accrual status during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, partially offset by a decrease in interest expense of $26.7 million primarily as a result of lower average borrowing levels. The decrease in total net revenue was partially offset by an increase in revenue from real estate owned of $0.7 million due to higher overall average occupancy, RevPAR, and ADR levels at our hotel portfolio compared to the three months ended March 31, 2024.

Expenses

Expenses are primarily comprised of base management fees payable to our Manager, general and administrative expenses, stock-based compensation expense, operating expenses from real estate owned, interest expense from debt related to real estate owned, and depreciation and amortization on real estate owned. Expenses decreased by $1.6 million during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to:

(i)
a decrease in depreciation and amortization from real estate owned of $2.2 million due to depreciation expense not being recognized on the hotel portfolio during the three months ended March 31, 2025, as we determined the fair value of the hotel portfolio at March 31, 2025 to be less than the carrying value while the hotel portfolio was classified as held-for-sale;
(ii)
a decrease in management fees of $0.8 million as a result of lower stockholders’ equity over the comparative period;
(iii)
partially offset by an increase in stock-based compensation of $0.7 million during the comparative period, due to an increase in stock based compensation expense recognized during the three months ended March 31, 2025;

(iv)
further offset by an increase in general and administrative expenses of $0.4 million as a result of certain non-recurring charges and certain corporate overhead items incurred.

Proceeds from Interest Rate Cap

Proceeds from interest rate cap decreased $0.9 million during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024 due to SOFR falling below our interest rate cap’s 5.0% strike rate.

Unrealized Loss on Interest Rate Cap

During the three months ended March 31, 2025, we did not recognize an unrealized loss on interest rate cap as the value of the interest rate cap was negligible at December 31, 2024 and the term of the interest rate cap expired on February 9, 2025. Compared to a $1.0 million unrealized loss on interest rate cap during the three months ended March 31, 2024.

Loss from Equity Method Investment

During the three months ended March 31, 2025 and the three months ended March 31, 2024, we recognized loss from equity method investment of $0.1 million as a result of the net losses recognized by our investee during each respective period.

Loss on Extinguishment of Debt

During the three months ended March 31, 2025 we recognized a loss on extinguishment of debt of $0.6 million due to the recognition of unamortized deferred financing costs resulting from the repayment of financing balances prior to maturity. During the three months ended March 31, 2024, we recognized a loss on extinguishment of debt of $2.2 million inclusive of a $1.6 million spread maintenance payment and $0.6 million of unamortized deferred financing costs, as a result of the repayment of a note payable prior to maturity which occurred simultaneously with the sale of the associated loan receivable.

Loss on Real Estate Owned Held-for-Sale

During the three months ended March 31, 2025 we recognized an additional $49.0 thousand of loss on real estate owned held-for-sale as a result of capital expenditures incurred.

Provision for Current Expected Credit Loss Reserve

During the three months ended March 31, 2025, we recorded a provision for current expected credit losses of $41.1 million, which consisted of a $3.9 million reversal of our general CECL reserve and a $45.0 million increase in our specific CECL reserve prior to principal, accrued interest receivable, and exit fee charge-offs. The reversal of our general CECL reserves was primarily attributable to changes in the historical loss rate of the analogous dataset, seasoning of our loan portfolio, and a reduction in the size of our loan portfolio subject to determination of the general CECL reserve. The reversal of our specific CECL reserves was primarily attributable to changes to collateral values, offset by protective advances made. During the three months ended March 31, 2024, we recorded a provision for current expected credit losses of $70.0 million, which consisted of a $22.7 million increase in our general CECL reserve and a $47.3 million increase in our specific CECL reserve prior to principal charge-offs. The increase in general CECL reserves was primarily attributable to changes in the historical loss rate of the analogous dataset and changes in risk ratings and non-accrual status within our loan portfolio, offset by the seasoning of our loan portfolio and a reduction in the size of our loan portfolio subject to determination of the general CECL reserve. The increase in our specific CECL reserves was primarily attributable to changes to collateral values and additional protective advances made.

Valuation Adjustment for Loan Receivable Held-for-Sale

During the three months ended March 31, 2025 we recognized a valuation adjustment of $42.6 million for our loan receivable held-for-sale as a result of additional protective advances made and a reduction in anticipated proceeds from the sale of such loan.

Liquidity and Capital Resources

Capitalization

We have capitalized our business to date primarily through the issuance of shares of our common stock and borrowings under our secured financings and our secured term loan. As of March 31, 2025, we had 139,362,657 shares of our common stock outstanding, representing $1.9 billion of equity, and also had $4.7 billion of outstanding borrowings under our secured financings, our secured term loan, and our debt related to real estate owned. As of March 31, 2025, our secured financings consisted of six repurchase agreements with capacity of $5.1 billion and a combined outstanding balance of $3.0 billion, a term participation facility with a capacity of $550.8 million and an outstanding balance of $487.0 million, and two asset-specific financings with capacity of $195.8 million and an outstanding balance of $166.8 million. As of March 31, 2025, our secured term loan had an outstanding balance of $715.9 million and our debt related to real estate owned had an outstanding balance of $275.2 million.

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

The following table presents our Net Debt-to-Equity Ratios and Total Leverage Ratios as of March 31, 2025 and December 31, 2024 ($ in thousands):

	March 31, 2025	December 31, 2024
Asset-specific debt	$3,966,778	$4,179,372
Secured term loan, net	709,078	709,777
Total debt	4,675,856	4,889,149
Less: cash and cash equivalents	(127,829)	(99,075)
Net Debt	$4,548,027	$4,790,074
Total Equity	$1,934,585	$2,008,086
Net Debt-to-Equity Ratio	2.4x	2.4x
Non-consolidated senior loans	830,000	830,000
Total Leverage	$5,378,027	$5,620,074
Total Leverage Ratio	2.8x	2.8x

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

The following table sets forth, as of March 31, 2025 and December 31, 2024, our sources of available liquidity ($ in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$127,829	$99,075
Approved and undrawn credit capacity(1)	7,766	2,599
Total sources of liquidity	$135,595	$101,674

(1)
Amounts based on existing collateral.

Under the terms of our loan agreements with certain of our borrowers, we require and have oversight of borrower funds held in reserve accounts with third-party loan servicers for our benefit which provide additional collateral support for our loans. Upon the occurrence of certain events or the borrower meeting prescribed conditions in accordance with the terms of the loan agreement, these funds may be transferred by the third-party loan servicers to the borrower subject to our approval. In instances where the borrower is in default under the terms of the loan agreement, we have the ability to direct the third-party loan servicers to release such reserve funds to us to satisfy past due amounts. As of March 31, 2025 and December 31, 2024, reserve balances for loans on non-accrual status or delinquent, loans in maturity default, and/or loans risk rated 5 totaled $21.2 million and $22.2 million, respectively, and such amounts are not reflected on our consolidated balance sheets. Additionally, reserve balances as of March 31, 2025 include $13.4 million related to a loan which was repaid in April 2025.

The following table presents a summary of our unencumbered loans receivable as of March 31, 2025 ($ in thousands):

Loan Type	Loan Commitment	Unpaid Principal Balance (1)	Carrying Value (1)(2)	Property Type	Construction	Location	Risk Rating
Senior	$115,250	$78,500	$78,500	Hospitality	Y	NY	4
Senior	97,000	95,214	94,827	Office	-	CA	4
Senior	81,210	67,892	40,000	Office	-	GA	5
Senior	1,607	1,607	1,607	Other	-	Other	5
Subordinate	886	886	-	Other	-	NY	5
Total, held-for-investment	295,953	244,099	214,934
Senior	247,260	223,491	145,563	For Sale Condo	-	CA	4
Total, held-for-sale	247,260	223,491	145,563
Total	$543,213	$467,590	$360,497

(1)
For loans receivable held-for-sale, reflects amounts prior to principal charge-offs and valuation allowances.
(2)
For loans receivable held-for-investment, reflects amounts net of specific CECL reserves of $28.4 million.

The ability to finance or sell certain of these unencumbered assets is subject to one or more counterparties’ willingness to finance or purchase such loans.

As of March 31, 2025, our mixed-use real estate owned asset with a carrying value of $143.1 million (including related net lease intangible assets) was pledged as collateral to our term participation facility. In April 2025, we entered into a binding agreement to sell approximately 77,000 square feet of office and retail space within our mixed-use real estate owned asset to an unaffiliated purchaser for a sales price of $28.8 million.

To facilitate future offerings of equity, debt and other securities, we have in place an effective shelf registration statement (the “Shelf”) with the SEC. The securities covered by this Shelf include up to $250,000,000 in the aggregate of: (i) common stock, (ii) preferred stock, (iii) debt securities, (iv) depositary shares, (v) warrants, (vi) purchase contracts, and (vii) units, and up to 16,058,983 shares of common stock offered by the selling securityholders. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering material, at the time of any offering.

On May 10, 2024, we entered into an equity distribution agreement with certain sales agents, pursuant to which we may sell, from time to time, up to an aggregate sales price of $150.0 million of our common stock pursuant to a continuous offering program (the “ATM Agreement”) under our Shelf. Sales of our common stock made pursuant to the ATM Agreement may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. The timing and amount of actual sales will depend on a variety of factors including market conditions, the trading price of our common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the three months ended March 31, 2025, we did not issue any shares of our common stock pursuant to the ATM Agreement, and we incurred $0.5 million of professional and legal fees to establish the program which are included in general and administrative expense on our consolidated statement of operations. As of March 31, 2025, the ATM Agreement has not been utilized, and $150.0 million remained available for issuance of our common stock pursuant to the ATM Agreement.

Liquidity Needs

In addition to our loan origination and acquisition activity, our primary liquidity needs include future fundings to our borrowers on our unfunded loan commitments, interest and principal payments on outstanding borrowings under our financings, operating expenses, accrued management fees, and dividend payments to our stockholders necessary to satisfy REIT dividend requirements. Additionally, certain financial covenants in our financing agreements require us to maintain minimum levels of liquidity. We currently maintain, and seek to maintain, cash and liquidity to comply with minimum liquidity requirements under our financings. We also seek to maintain excess cash and liquidity to meet our primary liquidity needs, which include principal repayment obligations under certain of our secured financings, and seek to meet such short-term and long-term liquidity needs through our primary sources of liquidity as noted above.

As of March 31, 2025, we had approximately $354.4 million of indebtedness scheduled to repay in the coming year with no further extension options available on the respective financings. Of such amount, $27.8 million was repaid subsequent to March 31, 2025 and $275.2 million relates to our real estate owned hotel portfolio. During the two-year period ended December 31, 2024, we made deleveraging payments to certain of our financing counterparties in the amounts of $643.1 million. Further, during the three months ended March 31, 2025, we made deleveraging payments to certain of our financing counterparties in the amount of $35.1 million and expect to continue to do so as agreed with our lenders or on an as-needed basis. Our ability to make any future deleveraging payments or required principal repayments will depend upon the results of our operating activities, our total sources of liquidity, our financial condition, and the overall market conditions in which we operate, among other factors. In addition, as market conditions evolve, we expect to continue to work with our secured financing counterparties as needed to seek adjustments to the timing and amount of any required principal repayment obligations; however, there is no assurance that such counterparties will agree to modify the required amount or timing of such repayments.

As of March 31, 2025, we had aggregate unfunded loan commitments of $457.4 million which is comprised of funding for capital expenditures and construction, leasing costs, and carry costs. The timing of these fundings will vary depending on the progress of capital projects, leasing, and cash flows at the properties securing our loans and equity contributions from our borrowers, if required. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets, but are expected to occur over the remaining loan term. In certain circumstances, conditions to funding may not be met by our borrowers and portions of our unfunded loan commitments may never become eligible to be drawn on.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments as of March 31, 2025 were as follows ($ in thousands):

	Payment Timing
	Total Obligations	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Unfunded loan commitments (1)	$457,376	$308,205	$29,855	$119,316	$-
Unfunded loan commitments for non-accrual, maturity default, risk rated 5 and/or delinquent loans (1)	(109,616)	(7,969)	(2,655)	(98,992)	-
Secured financings, term loan agreement, and debt related to real estate owned - principal (2)(3)(4)	4,683,949	1,793,018	2,606,169	284,762	-
Secured financings, term loan agreement, and debt related to real estate owned - interest (2)(3)	476,613	280,932	188,023	7,658	-
Total	$5,508,322	$2,374,186	$2,821,392	$312,744	$-

(1)
The estimated allocation of our unfunded loan commitments for loans receivable held-for-investment is based on the earlier of our expected funding date and the commitment expiration date. As of March 31, 2025, we have $266.8 million of in-place financings to fund our remaining commitments, excluding $7.8 million of approved and undrawn credit capacity based on existing collateral.
(2)
The allocation of our secured financings and secured term loan is based on the earlier of the fully extended maturity date (assuming conditions to extend are met) of each individual corresponding loan receivable or the maximum maturity date under the respective financing agreement, and assumes eleven loans that are in maturity default that represent collateral for aggregate borrowings outstanding of $546.7 million that are in maturity default have a contractual obligation to pay in less than one year.
(3)
Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured financing agreements and SOFR in effect as of March 31, 2025, will remain constant into the future. Actual amounts borrowed and rates will vary over time. Our floating rate loans and related liabilities are indexed to SOFR. Totals exclude non-consolidated senior interests.
(4)
In April 2025, $98.4 million of financings due in less than one year and $191.3 million of financings due between one and three years were repaid upon the repayment of loans receivable.

In certain circumstances, conditions to funding may not be met by our borrowers and portions of our unfunded loan commitments may not become eligible to be drawn on. Of the $457.4 million of unfunded loan commitments for our loans receivable held-for-investment as of March 31, 2025, the following table details the portion of unfunded loan commitments and in-place financings to fund our remaining commitments for loans receivable held-for-investment whereby conditions to funding are not currently being met, including loans on non-accrual status, in maturity default, risk rated 5, and/or which are delinquent in accordance with our revenue recognition policy ($ in thousands):

	Unfunded Loan Commitments	In-place Financing Commitments	Net Loan Commitment
Gross total commitment	$457,376	$266,833	$190,543
Non-accrual, maturity default, risk rated 5 and/or delinquent loans	(109,616)	(51,564)	(58,052)
Net loan commitment	$347,760	$215,269	$132,491

Subject to borrowers meeting future funding conditions provided for in our loan agreements, we expect to fund our $132.5 million of net loan commitments over the remaining maximum term of the related loans, which have a weighted average future funding period of 1.7 years.

We incur to our Manager, payable in cash, a base management fee and incentive fee (to the extent earned), which are generally paid quarterly, in arrears. The tables above do not include the amounts payable to our Manager under the Management Agreement which are reflected as management fee payable - affiliate on our consolidated balance sheet.

Loan Maturities

The following table summarizes the future scheduled repayments of principal for loans receivable held-for-investment as of March 31, 2025 ($ in thousands):

	Initial Maturity		Fully Extended Maturity
Year	Unpaid Principal Balance(1)	Loan Commitment(1)	Unpaid Principal Balance(1)	Loan Commitment(1)
2025 (2)	$3,051,346	$3,186,192	$1,228,068	$1,232,561
2026 (2)	1,860,651	2,157,090	1,501,839	1,724,726
2027	469,133	495,224	2,147,940	2,375,874
2028	-	-	278,345	278,345
2029	-	-	224,938	227,000
Thereafter	-	-	-	-
Total	$5,381,130	$5,838,506	$5,381,130	$5,838,506

(1)
Excludes $603.0 million in unpaid principal balance and loan commitments of loans receivable held-for-investment that are in maturity default with no available extension options.
(2)
Includes $225.0 million in unpaid principal balance and loan commitments for a loan with initial and fully extended maturity dates in 2025 and 2026, respectively, which was repaid in April 2025.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash for the three months ended March 31, 2025 and 2024, respectively ($ in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Net cash flows (used in) provided by operating activities	$(35,785)	$21,488
Net cash flows provided by investing activities	274,795	286,610
Net cash flows used in financing activities	(223,638)	(271,217)
Net increase in cash, cash equivalents, and restricted cash	$15,372	$36,881

We experienced a net increase in cash, cash equivalents, and restricted cash of $15.4 million during the three months ended March 31, 2025, compared to a net increase of $36.9 million during the three months ended March 31, 2024.

During the three months ended March 31, 2025, we received $213.0 million from loan repayments, received $101.0 million of loan sale proceeds, and received $217.1 million of proceeds from borrowings under our financing arrangements, net of payments for deferred financing costs and exit fees. Additionally, we made $39.5 million of advances on loans and made repayments on financings arrangements of $440.7 million (inclusive of $35.1 million of deleveraging repayments).

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our REIT taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of March 31, 2025, we were in compliance with all REIT requirements.

Off-Balance Sheet Arrangements

As of March 31, 2025, we had no off-balance sheet arrangements aside from those discussed in Note 3 - Loan Portfolio, Note 4 - Equity Method Investment, and Note 14 - Commitments and Contingencies.

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

To estimate an annual historical loss rate, we obtained historical loss rate data for loans most comparable to our loan portfolio from a commercial mortgage-backed securities database licensed by a third party, Trepp, LLC, which contains historical loss data from January 1, 1999 through March 31, 2025. We believe this CMBS data is the most relevant, available, and comparable dataset to our portfolio.

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

In certain circumstances, we may determine that a loan is no longer suited for the WARM method because (i) it has unique risk characteristics, (ii) we have deemed the borrower/sponsor to be experiencing financial difficulty and the repayment of the loan’s principal is collateral-dependent and/or (iii) we anticipate assuming legal title and/or physical possession of the underlying collateral property and the fair value of the collateral asset is determined to be below our carrying value. We may instead elect to employ different methods to estimate credit losses that also conform to ASC 326 and related guidance.

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

Fair values used to determine specific reserves are calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach. Estimates of fair values used to determine specific CECL reserves as of March 31, 2025 include assumptions of property specific cash flows over estimated holding periods, assumptions of property redevelopment costs, assumptions of leasing activities, discount rates ranging from 6.0% to 9.5%, and market and terminal capitalization rates ranging from 5.0% to 8.25%. These assumptions are based upon the nature of the properties, recent sales and lease comparables, recent and projected property cash flows, and anticipated real estate and capital market conditions.

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

Assets acquired and liabilities assumed generally include land, building, building improvements, tenant improvements, furniture, fixtures and equipment, mortgages payable, and identified intangible assets and liabilities, which generally include above or below market lease values, in-place lease values, and other lease-related values. In estimating fair values for allocating the purchase price of our real estate owned, we may utilize various methods, including a market approach, which considers recent sales of similar properties, adjusted for differences in location and state of the physical asset, or a replacement cost approach, which considers the composition of physical assets acquired, adjusted based on industry standard information and the remaining useful life of the acquired property. In estimating fair values of intangible assets acquired or liabilities assumed, we consider the estimated cost of leasing our real estate owned assuming the property was vacant, the value of the current lease agreements relative to market-rate leases, and the estimation of total lease-up time including lost rents.

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

There were no impairments of our real estate owned held-for-investment assets through March 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

In early 2022, the U.S. Federal Reserve began a campaign to combat inflationary pressures by increasing interest rates, ultimately resulting in benchmark interest rates increasing by 5.25% by the end of 2023. Although the U.S. Federal Reserve has reduced benchmark interest rates as a result of moderating inflation pressures, such benchmark rates remain high relative to recent historical standards. Additionally, the U.S. Federal Reserve has indicated that further changes in benchmark interest rates are dependent upon changes in prices and employment markets. The timing, direction, and extent of any future adjustment to benchmark interest rates by the U.S. Federal Reserve is increasingly uncertain, particularly in light of recent global trade tensions. High benchmark interest rates imposed by the U.S. Federal Reserve may continue to increase our interest expense, negatively impact the ability of our borrowers to service their debt, and reduce the value of the CRE collateral underlying our loans. Conversely, in a period of declining interest rates, the interest income on floating rate investments would decline, while any decline in the interest we are charged on our floating rate debt may not equal or exceed the decrease in interest income and the interest expense we incur.

Rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income.

The following table illustrates as of March 31, 2025 the impact on our net interest income and net interest income per share for loans receivable held-for-investment for the twelve-month period following March 31, 2025, assuming a decrease in SOFR of 50 and 100 basis points and an increase in SOFR of 50 and 100 basis points in the applicable interest rate benchmark (based on SOFR of 4.32% as of March 31, 2025) ($ in thousands, except per share data):

Net Floating		Decrease		Increase
Rate Exposure (1)	Change in	100 Basis Points	50 Basis Points	50 Basis Points	100 Basis Points
$1,172,659	Net interest income	$(382)	$(303)	$303	$605
	Net interest income per share	$(0.00)	$(0.00)	$0.00	$0.00

(1)
Includes $521.8 million related to loans on non-accrual status and excludes one unencumbered loan receivable classified as held-for-sale as of March 31, 2025.

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

In addition, we are exposed to the risks generally associated with the CRE market, including variances in occupancy rates, capitalization rates, absorption rates and other macroeconomic factors beyond our control, including changes in benchmark interest rates, cost increases associated with construction materials, and supply chain and labor market disruptions. We seek to manage these risks through our underwriting, loan structuring, financing structuring, and asset management processes.

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

Each of our repurchase agreements contain “margin maintenance” provisions, which allow the lender to require the delivery of cash or other assets to reduce the financing amount against loans that have been deemed to have experienced a diminution in value. A substantial deterioration in the commercial real estate capital markets may negatively impact the value of assets financed with lenders that have margin maintenance provisions in their facilities. Certain of our repurchase agreements permit valuation adjustments solely as a result of collateral-specific credit events, while other repurchase agreements contain provisions also allowing our lenders to make margin calls upon the occurrence of adverse changes in the capital markets or as a result of interest rate or spread fluctuations, subject to minimum thresholds, among other factors. As of March 31, 2025, we have not received any margin calls under any of our repurchase agreements.

Financing Risk

We finance our business through a variety of means, including the syndication of non-consolidated senior interests, notes payable, borrowings under our repurchase and participation facilities, the syndication of pari passu portions of our loans, the syndication of senior participations in our originated senior loans, and our secured term loan. Over time, as market conditions change, we may use other forms of financing in addition to these methods of financing. Weakness or volatility in the debt capital markets, the CRE and mortgage markets, changes in regulatory requirements, geopolitical volatility, global trade tensions, and fluctuation in interest rates and the resulting market disruptions therefrom could adversely affect one or more of our lenders or potential lenders and could cause one or more of our lenders or potential lenders to be unwilling or unable to provide us with financing, increase the costs of or reduce the advance rate on existing financing or otherwise offer unattractive terms for that financing. In addition, we may seek to finance our business through the issuance of our common stock or other equity or equity-related instruments, though there is no assurance that such financing will be available on a timely basis with attractive terms, or at all.

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

Real Estate Risk

The market values of loans secured directly or indirectly by CRE assets are subject to volatility and may be adversely affected by a number of factors, including the interest rate environment; persistent inflation; increases in remote work trends; natural disasters or pandemics; national, regional, local and foreign economic conditions (which may be adversely affected by industry slowdowns, global trade tensions, and other factors); regulatory and legislative uncertainty; supply chain and labor market disruptions; changes in social conditions; regional or local real estate conditions; geopolitical volatility; changes or continued weakness in specific industry segments; construction quality, age and design; changes to construction costs; demographic factors; changes to building or similar codes and government regulatory requirements (such as rent control and zoning laws); and changes in real property tax rates. In addition, decreases in property values reduce the value of the loan collateral and the potential proceeds available and to a borrower to repay the underlying loans, which could also cause us to suffer losses. We may realize losses related to foreclosures or to the restructuring of the loans in our investment portfolio on terms that may be more favorable to borrowers than those underwritten at origination. We seek to manage these risks through our underwriting, loan structuring, financing structuring and asset management processes.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As of March 31, 2025, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

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

Item 1A. Risk Factors.

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K. There have been no material changes to our principal risks that we believe are material to our business, results of operations, and financial condition from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, which is accessible on the SEC’s website at www.sec.gov.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)
None.
(b)
None.
(c)
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description

3.1

Articles of Amendment and Restatement of Claros Mortgage Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated November 5, 2021, filed by the Company, Commission File No. 001-40993)

3.2

Amended and Restated Bylaws of Claros Mortgage Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, dated November 5, 2021, filed by the Company, Commission File No. 001-40993)

10.1*+

Fourth Amended and Restated Short-Term Extension Letter Agreement by and among Claros Mortgage Trust, Inc., CMTG WF Finance LLC, CMTG WF Finance Holdco LLC, and Wells Fargo Bank, National Association, dated as of April 2, 2025

10.2*

Amendment No. 6 to Amended and Restated Master Repurchase Agreement by and among Claros Mortgage Trust, Inc., CMTG JP Finance LLC, and JPMorgan Chase Bank, National Association, dated as of March 31, 2025

10.3

Amendment No. 4 to Guarantee Agreement by and between Claros Mortgage Trust, Inc. and Wells Fargo Bank, National Association, dated as of January 31, 2025 (incorporated by reference to Exhibit 10.60 to the Annual Report on Form 10-K, dated February 19, 2025, filed by the Company, Commission File No. 001-40993)

10.4

Fourth Amendment to Amended and Restated Guarantee Agreement by and between Claros Mortgage Trust Inc. and Goldman Sachs Bank USA, dated as of January 31, 2025 (incorporated by reference to Exhibit 10.68 to the Annual Report on Form 10-K, dated February 19, 2025, filed by the Company, Commission File No. 001-40993)

10.5

Claros Mortgage Trust, Inc., Amended and Restated Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.76 to the Annual Report on Form 10-K, dated February 19, 2025, filed by the Company, Commission File No. 001-40993)

10.6

Eighth Amendment to Master Repurchase Agreement by and between CMTG BB Finance LLC and Barclays Bank PLC, dated as of January 23, 2025 (incorporated by reference to Exhibit 10.77 to the Annual Report on Form 10-K, dated February 19, 2025, filed by the Company, Commission File No. 001-40993)

10.7

Fourth Amendment to Guaranty by and between Claros Mortgage Trust, Inc. and Barclays Bank PLC, dated as of January 23, 2025 (incorporated by reference to Exhibit 10.78 to the Annual Report on Form 10-K, dated February 19, 2025, filed by the Company, Commission File No. 001-40993)

10.8

Second Amended and Restated Short-Term Extension Letter Agreement by and among Claros Mortgage Trust, Inc., CMTG WF Finance LLC, CMTG WF Finance Holdco LLC and Wells Fargo Bank, National Association, dated as of January 24, 2025 (incorporated by reference to Exhibit 10.80 to the Annual Report on Form 10-K, dated February 19, 2025, filed by the Company, Commission File No. 001-40993)

10.9

Third Amended and Restated Short-Term Extension Letter Agreement by and among Claros Mortgage Trust, Inc., CMTG WF Finance LLC, CMTG WF Finance Holdco LLC, and Wells Fargo Bank National Association, dated as of January 1, 2025 (incorporated by reference to Exhibit 10.81 to the Annual Report on Form 10-K, dated February 19, 2025, filed by the Company, Commission File No. 001-40993)

10.10

Amendment No. 4 to Guarantee Agreement by and between Claros Mortgage Trust, Inc. and JPMorgan Chase Bank, National Association, dated as of February 6, 2025 (incorporated by reference to Exhibit 10.82 to the Annual Report on Form 10-K, dated February 19, 2025, filed by the Company, Commission File No. 001-40993)

10.11

Fourth Amendment to the Guaranty by and between Claros Mortgage Trust, Inc. and Morgan Stanley Bank, N.A., dated as of February 10, 2025 (incorporated by reference to Exhibit 10.83 to the Annual Report on Form 10-K, dated February 19, 2025, filed by the Company, Commission File No. 001-40993)

10.12

Amendment No. 5 to Guarantee Agreement by and between Claros Mortgage Trust, Inc. and JPMorgan Chase Bank, National Association, dated as of February 11, 2025 (incorporated by reference to Exhibit 10.84 to the Annual Report on Form 10-K, dated February 19, 2025, filed by the Company, Commission File No. 001-40993)

10.13

Uncommitted Master Repurchase Agreement by and among CMTG JNP Finance LLC, Claros Mortgage Trust, Inc., and JPMorgan Chase Bank, National Association, dated as of March 31, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 4, 2025, filed by the Company, Commission File No. 001-40993)

10.14

Amendment No. 4 to Master Repurchase and Securities Contract by and between CMTG WF Finance LLC and Wells Fargo Bank, National Association, dated as of April 30, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated May 5, 2025, filed by the Company, Commission File No. 001-40993)

10.15*

Amendment No. 1 to Master Repurchase and Securities Contract by and among Claros Mortgage Trust, Inc., CMTG WF Finance LLC, CMTG WF Finance Holdco LLC and Wells Fargo Bank, National Association, dated as of January 24, 2022

10.16*

Amendment No. 3 to Master Repurchase and Securities Contract by and among Claros Mortgage Trust, Inc., CMTG WF Finance LLC, CMTG WF Finance Holdco LLC and Wells Fargo Bank, National Association, dated as of August 22, 2022

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

Claros Mortgage Trust, Inc.

Date: May 7, 2025	By:	/s/ Richard J. Mack
Richard J. Mack
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 7, 2025	By:	/s/ J. Michael McGillis
J. Michael McGillis
Chief Financial Officer, President and Director (Principal Financial and Accounting Officer)