Form 10-Q
period 2025-06-30
Claros Mortgage Trust, Inc.
filed 2025-08-06
CIK 1666291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 5, 2025, the registrant had 139,822,001 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Claros Mortgage Trust, Inc.

Consolidated Balance Sheets

(unaudited, in thousands, except share data)

	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$209,204	$99,075
Restricted cash	18,716	34,425
Loans receivable held-for-investment	5,207,518	6,190,292
Less: current expected credit loss reserve	(326,072)	(243,030)
Loans receivable held-for-investment, net	4,881,446	5,947,262
Loans receivable held-for-sale	-	277,062
Equity method investment	42,259	42,320
Real estate owned held-for-investment, net	218,503	127,140
Real estate owned held-for-sale	307,020	307,020
Other assets	145,974	132,651
Total assets	$5,823,122	$6,966,955

Liabilities and Equity
Repurchase agreements	$2,440,057	$3,190,339
Term participation facility	472,473	477,584
Notes payable, net	168,999	236,845
Secured term loan, net	708,378	709,777
Debt related to real estate owned hotel portfolio, net	229,577	274,604
Other liabilities	38,411	42,700
Management fee payable - affiliate	8,197	27,020
Total liabilities	4,066,092	4,958,869

Commitments and Contingencies - Note 14

Equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 139,822,001 and 139,362,657 shares issued and 139,822,001 and 139,362,657 shares outstanding at June 30, 2025 and December 31, 2024, respectively	1,398	1,394
Additional paid-in capital	2,749,284	2,740,014
Accumulated deficit	(993,652)	(733,322)
Total equity	1,757,030	2,008,086
Total liabilities and equity	$5,823,122	$6,966,955

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Operations

(unaudited, in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue
Interest and related income	$108,138	$155,131	$226,176	$315,976
Less: interest and related expense	81,995	113,225	171,222	229,156
Net interest income	26,143	41,906	54,954	86,820
Revenue from real estate owned	25,489	22,581	40,053	36,492
Total net revenue	51,632	64,487	95,007	123,312

Expenses
Management fees - affiliate	8,197	9,011	16,594	18,221
General and administrative expenses	5,036	4,845	9,306	8,722
Stock-based compensation expense	4,762	3,999	9,836	8,352
Real estate owned:
Operating expenses	15,696	13,859	28,611	26,739
Interest expense	8,164	6,869	14,718	13,198
Depreciation and amortization	845	2,623	1,283	5,222
Total expenses	42,700	41,206	80,348	80,454

Proceeds from interest rate cap	-	228	-	1,093
Unrealized loss on interest rate cap	-	(94)	-	(1,092)
Loss on partial sale of real estate owned	(1,640)	-	(1,640)
Loss from equity method investment	(24)	(42)	(61)	(77)
Loss on extinguishment of debt	-	(999)	(547)	(3,243)
Loss on real estate owned held-for-sale	(313)	-	(362)	-
Provision for current expected credit loss reserve	(189,489)	(33,928)	(230,612)	(103,888)
Valuation adjustment for loan receivable held-for-sale	827	-	(41,767)	-

Net loss	$(181,707)	$(11,554)	$(260,330)	$(64,349)

Net loss per share of common stock:
Basic and diluted	$(1.30)	$(0.09)	$(1.86)	$(0.48)
Weighted average shares of common stock outstanding:
Basic and diluted	140,105,546	139,078,117	139,792,356	138,934,615

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Changes in Equity

(unaudited, in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total Equity
Balance at December 31, 2024	139,362,657	$1,394	$2,740,014	$(733,322)	$2,008,086
Stock-based compensation expense	-	-	5,122	-	5,122
Net loss	-	-	-	(78,623)	(78,623)
Balance at March 31, 2025	139,362,657	$1,394	$2,745,136	$(811,945)	$1,934,585
Stock-based compensation expense	459,344	4	4,810	-	4,814
Payments for withholding taxes upon delivery of stock-based awards	-	-	(662)	-	(662)
Net loss	-	-	-	(181,707)	(181,707)
Balance at June 30, 2025	139,822,001	$1,398	$2,749,284	$(993,652)	$1,757,030

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total Equity
Balance at December 31, 2023	138,745,357	$1,387	$2,725,217	$(426,704)	$2,299,900
Stock-based compensation expense	1,334	-	4,400	-	4,400
Dividends declared	-	-	-	(35,622)	(35,622)
Net loss	-	-	-	(52,795)	(52,795)
Balance at March 31, 2024	138,746,691	$1,387	$2,729,617	$(515,121)	$2,215,883
Stock-based compensation expense	207,742	3	4,046	-	4,049
Payments for withholding taxes upon delivery of stock-based awards	-	-	(1,435)	-	(1,435)
Dividends declared	-	-	-	(35,541)	(35,541)
Net loss	-	-	-	(11,554)	(11,554)
Balance at June 30, 2024	138,954,433	$1,390	$2,732,228	$(562,216)	$2,171,402

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities
Net loss	$(260,330)	$(64,349)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Accretion of fees and discounts on loans receivable	(5,705)	(8,960)
Amortization of deferred financing costs on secured financings	10,774	9,564
Amortization of deferred financing costs on debt related to real estate owned hotel portfolio	882	1,489
Non-cash stock-based compensation expense	9,932	8,446
Depreciation and amortization on real estate owned, in-place lease values, and deferred leasing costs	1,283	5,222
Amortization of above and below market lease values, net	688	708
Straight-line rent adjustment	(182)	-
Unrealized loss on interest rate cap	-	1,092
Loss on partial sale of real estate owned	1,640	-
Loss from equity method investment	61	77
Loss on extinguishment of debt	547	3,243
Loss on real estate owned held-for-sale	362	-
Non-cash advances on loans receivable in lieu of interest	(27,427)	(23,205)
Non-cash advances on secured financings in lieu of interest	4,071	4,435
Non-cash advances on debt related to real estate owned	1,146	-
Repayment of non-cash advances on loans receivable in lieu of interest	17,627	1,865
Repayment of non-cash advances on debt related to real estate owned	(1,146)	-
Provision for current expected credit loss reserve	230,612	103,888
Valuation adjustment for loan receivable held-for-sale	41,767	-
Changes in operating assets and liabilities:
Other assets	(43,297)	(12,461)
Other liabilities	(6,115)	(3,737)
Management fee payable - affiliate	(18,823)	(304)
Net cash (used in) provided by operating activities	(41,633)	27,013

Cash flows from investing activities
Loan originations, acquisitions and advances, net of fees	(62,821)	(263,427)
Advances on loan receivable held-for-sale	(12,079)	(2,320)
Repayments of loans receivable	767,718	195,971
Proceeds from sales of loans receivable	302,452	435,645
Extension and exit fees received from loans receivable	2,095	1,763
Reserves and deposits held for loans receivable	-	(5)
Proceeds from partial sale of real estate owned	26,851	-
Capital expenditures on real estate owned	(206)	(581)
Capital expenditures on real estate owned held-for-sale	(362)	-
Payment of deferred leasing costs	(353)	-
Cash and restricted cash acquired from foreclosures on real estate owned	1,237	-
Payment of transaction costs from foreclosures on real estate owned	(561)	-
Net cash provided by investing activities	1,023,971	367,046

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows from financing activities
Dividends paid	-	(70,950)
Payments for withholding taxes upon delivery of stock-based awards	(662)	(1,435)
Proceeds from secured financings	675,868	1,103,041
Proceeds from debt related to real estate owned hotel portfolio	235,000	-
Payment of deferred financing costs	(13,939)	(6,702)
Payment of exit fees on secured financing	(1,038)	-
Purchase of interest rate cap	(71)	(508)
Repayments of secured financings	(1,504,262)	(1,449,183)
Repayments of secured term loan	(3,814)	(3,814)
Repayments of debt related to real estate owned hotel portfolio	(275,000)	(10,000)
Net cash used in financing activities	(887,918)	(439,551)

Net increase (decrease) in cash, cash equivalents and restricted cash	94,420	(45,492)
Cash, cash equivalents and restricted cash, beginning of period	133,500	214,889
Cash, cash equivalents and restricted cash, end of period	$227,920	$169,397

Cash and cash equivalents, end of period	$209,204	$148,212
Restricted cash, end of period	18,716	21,185
Cash, cash equivalents and restricted cash, end of period	$227,920	$169,397

Supplemental disclosure of cash flow information:
Cash paid for interest	$177,295	$232,867

Supplemental disclosure of non-cash investing and financing activities:
Dividends accrued	$-	$35,541
Accrued deferred financing costs	$706	$854
Real estate acquired in foreclosure	$117,298	$-
Lease intangibles acquired in foreclosures on real estate owned	$4,902	$-
Working capital acquired in foreclosures on real estate owned	$(800)	$-
Settlement of loans receivable in foreclosures on real estate owned	$146,039	$-

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

These unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of our financial position, results of operations and cash flows have been included. Our results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year or any other future period.

We consolidate all entities that are controlled either through majority ownership or voting rights. We also identify entities for which control is achieved through means other than through voting rights (a variable interest entity or “VIE”) using the analysis as set forth in Accounting Standards Codification (“ASC”) 810, Consolidation of Variable Interest Entities, and determine when and which variable interest holder, if any, should consolidate the VIE. We do not have any consolidated variable interest entities as of June 30, 2025 and December 31, 2024. All significant intercompany transactions and balances have been eliminated in consolidation.

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

To estimate an annual historical loss rate, we obtained historical loss rate data for loans most comparable to our loan portfolio from a commercial mortgage-backed securities database licensed by a third party, Trepp, LLC, which contains historical loss data from January 1, 1999 through June 30, 2025. We believe this CMBS data is the most relevant, available, and comparable dataset to our portfolio.

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
4.
High Risk/Potential for Loss: A loan that has a risk of realizing a principal loss
5.
Impaired/Loss Likely: A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss

Specific CECL Reserve

In certain circumstances, we may determine that a loan is no longer suited for the WARM method because (i) it has unique risk characteristics, (ii) we have deemed the borrower/sponsor to be experiencing financial difficulty and the repayment of the loan’s principal is collateral-dependent, (iii) we anticipate assuming legal title and/or physical possession of the underlying collateral property and the fair value of the collateral asset is determined to be below the carrying value of our loan, and/or (iv) recovery of our loan may occur at an amount below our loan’s carrying value. We may instead elect to employ different methods to estimate credit losses that also conform to ASC 326 and related guidance. For such loans, we would separately measure the specific reserve for each loan by using the estimated fair value of the loan’s collateral. In certain circumstances, we may recognize a specific reserve based upon anticipated proceeds from the disposition of our loan. If the estimated fair value of the collateral or anticipated proceeds from the disposition of our loan is less than the carrying value of the loan, an asset-specific reserve is created as a component of our overall current expected credit loss reserve. Specific reserves are equal to the excess of a loan’s carrying value to the estimated fair value of the collateral or anticipated proceeds from the disposition of our loan. If recovery of our loan is expected from the sale of the collateral and such costs will reduce amounts recovered by us, specific reserves are equal to the excess of a loan’s carrying value to the estimated fair value of the collateral less estimated costs to sell.

If we have determined that a loan or a portion of a loan is uncollectible, we will write off the amount deemed uncollectible through an adjustment to our CECL reserve. If we have determined that accrued interest receivable previously recognized under our revenue recognition policy is uncollectible, we will either reverse such amount against interest income or reserve for such amount through an adjustment to our CECL reserve. Significant judgment is required in determining impairment and in estimating the resulting credit loss reserve, and actual losses, if any, could materially differ from those estimates.

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

Note 3. Loan Portfolio

Loans Receivable

Our loan receivable held-for-investment portfolio as of June 30, 2025 was comprised of the following loans ($ in thousands, except for number of loans):

	Number of Loans	Loan Commitment(1)	Unpaid Principal Balance	Carrying Value (2)	Weighted Average Spread(3)	Weighted Average Interest Rate(4)
Loans receivable held-for-investment:
Variable:
Senior loans(5)	40	$5,481,383	$5,086,540	$4,887,526	+ 3.31%	6.48%
	40	5,481,383	5,086,540	4,887,526	+ 3.31%	6.48%
Fixed:
Senior loans(5)	1	$1,607	$1,607	$1,607	N/A	0.00%
Subordinate loans	1	125,000	125,000	124,908	N/A	8.50%
	2	126,607	126,607	126,515		8.39%
Total/Weighted Average	42	$5,607,990	$5,213,147	$5,014,041	N/A	6.53%
General CECL reserve				(132,595)
Loans receivable held-for-investment, net				$4,881,446

(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Net of specific CECL reserves of $193.5 million.
(3)
The weighted average spread is expressed as a spread over the relevant floating benchmark rates. One-month term Secured Overnight Financing Rate (“SOFR”) as of June 30, 2025 was 4.32%. Weighted average is based on unpaid principal balance as of June 30, 2025. For loans placed on non-accrual, the spread used in calculating the weighted average spread is 0%.
(4)
Reflects the weighted average interest rate based on the applicable floating benchmark rate (if applicable), including SOFR floors (if applicable). Weighted average is based on unpaid principal balance as of June 30, 2025 and includes loans on non-accrual status. For loans placed on non-accrual, the spread used in calculating the weighted average interest rate is 0%.
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

Activity relating to our loans receivable held-for-investment portfolio for the six months ended June 30, 2025 ($ in thousands):

	Unpaid Principal Balance	Deferred Fees and Discounts	Specific CECL Reserve	Carrying Value (1)
Balance at December 31, 2024	$6,200,290	$(9,998)	$(120,920)	$6,069,372
Advances on existing loans	62,821	-	-	62,821
Non-cash advances in lieu of interest	27,427	-	-	27,427
Origination fees, discounts, extension fees and exit fees	-	(2,095)	-	(2,095)
Repayments of loans receivable	(767,718)	-	-	(767,718)
Repayments of non-cash advances in lieu of interest	(17,627)	-	-	(17,627)
Accretion of fees and discounts	-	5,705	-	5,705
Sales of loans receivable	(80,408)	-	23,782	(56,626)
Transfer to real estate owned, held-for-investment (See Note 5)	(146,693)	654	23,400	(122,639)
Provision for specific CECL reserve	-	-	(184,579)	(184,579)
Charge-offs	(64,945)	105	64,840	-
Balance at June 30, 2025	$5,213,147	$(5,629)	$(193,477)	$5,014,041
General CECL reserve				(132,595)
Carrying Value				$4,881,446

(1)
Balance at December 31, 2024 does not include general CECL reserve.

In March 2025, we agreed to a loan repayment of a land loan with a then unpaid principal balance of $183.0 million and deferred interest of $6.4 million, which resulted in (i) a discounted loan payoff of $164.7 million, (ii) a discounted repayment of deferred interest of $2.9 million, and (iii) a waiver of a $0.5 million exit fee. As a result of this repayment, we recognized a $22.3 million charge-off through our provision for current expected credit loss reserve.

In April 2025, we agreed to a loan repayment of a subordinate loan secured by an equity interest in a retail property in Brooklyn, NY with a then unpaid principal balance of $886,000 and a carrying value prior to a specific CECL reserve of $884,000, which resulted in a discounted loan payoff of $775,000. Prior to this repayment, the loan was risk rated 5, on non-accrual status, and fully reserved for as part of our specific CECL reserves. As a result of this repayment, we reversed the specific CECL reserve and recognized a $109,000 charge-off through our provision for current expected credit loss reserve.

Sales of Loans Receivable

The following table summarizes our loans receivable sold during the six months ended June 30, 2025 ($ in thousands):

Property Type (1)	Location	Loan Commitment	Unpaid Principal Balance	Carrying Value Before Principal Charge-Off / Valuation Allowance	Cumulative Principal Charge-Off / Valuation Allowance	Carrying Value Upon Sale	Risk Rating (2)
For Sale Condo (3)	CA	$247,260	$223,491	$223,491	$(77,100)	$146,391	4
Hospitality (4)	CA	101,059	101,059	101,299	(315)	100,984	3
Hospitality (5)	CA	80,408	80,408	80,408	(23,782)	56,626	4
Total		$428,727	$404,958	$405,198	$(101,197)	$304,001

(1)
For each loan receivable sold, the financial asset was legally isolated, control of the financial asset was transferred to the transferee, the transfer imposed no condition that would constrain the transferee from pledging the financial asset received, and we have no continuing involvement with the transferred financial asset. As such, we have determined each transaction constituted a sale.
(2)
Reflects risk rating of the loan receivable prior to the loan sale or reclassification to held-for-sale
(3)
Principal charge-offs and valuation allowance attributable to the delinquency of the loan and its $23.8 million of remaining unfunded commitments. During the six months ended June 30, 2025, we recognized a further adjustment to reduce the held-for-sale carrying value of this loan by $41.8 million as a result of additional protective advances made and a reduction in anticipated proceeds from the sale, which is reflected as a valuation adjustment for loan receivable held-for-sale on our consolidated statement of operations. Effective October 1, 2024, this loan was placed on non-accrual status. This loan was sold in May 2025
(4)
Loan classified as held-for-sale as of December 31, 2024 and sold in January 2025. Principal charge-off recognized upon reclassification to held-for-sale as of December 31, 2024
(5)
In June 2025, this loan was sold. Principal charge-off attributable to the diminution in value of the collateral asset, and prorations and transaction costs related to the sale.

Modifications of Loans Receivable Held-for-Investment

Retroactive to its initial maturity date of November 2024, we agreed to a modification of a multifamily loan receivable with an unpaid principal balance of $390.0 million which primarily provides for (i) a discounted loan payoff of $350.0 million, contingent on the borrower meeting prescribed conditions within a certain timeframe, (ii) an extension of the maturity date from November 1, 2024 to August 1, 2025, (iii) a curtailment of existing maturity extension options, and (iv) partial deferral of monthly debt service payments until maturity. As of June 30, 2025 and in anticipation of the borrower meeting the prescribed conditions within the specified timeframe shortly thereafter, we reflect this loan as risk rated 5 and have reflected a specific CECL reserve equal to the agreed upon discount. In July 2025, this loan was repaid in accordance with the terms of the modified loan agreement. This loan remained on accrual status through repayment as the borrower continued to perform in accordance with the terms of the modified loan agreement.

During the year ended December 31, 2023, we modified a hospitality loan with a borrower that was experiencing financial difficulties, resulting in a maturity extension to June 10, 2024. In June 2025, we sold this loan for a gross sales price of $59.25 million. After prorations and transaction costs, we recognized a $23.8 million principal charge-off through our provision for current expected credit loss reserve as a result of this loan sale. Prior to this loan sale, the loan had total commitments and an amortized cost basis of $80.4 million, was in maturity default, and was risk rated 4. Concurrent with this loan sale, we entered into an agreement with the guarantor of the loan receivable which provides for a partial repayment of such individual’s loan guarantee. As of June 30, 2025, we have not recognized any value to this agreement on our consolidated financial statements.

During the year ended December 31, 2022, we modified an office loan with a borrower that was experiencing financial difficulties, resulting in a decrease in the index rate floor from 1.57% to 1.00% and modified extension requirements. Subsequently, we further modified this loan to provide for an initial maturity extension to September 18, 2023. In March 2025, we agreed to a discounted loan payoff of our loan with a then unpaid principal balance of $87.8 million prior to a principal charge-off following the borrower’s sale of the collateral asset which occurred in April 2025. After prorations and transaction costs, we recognized a $23.7 million charge-off through our provision for current expected credit loss reserve as a result of this discounted repayment. Prior to this loan repayment, the loan was in maturity default and risk rated 4. Effective March 31, 2025, this loan was placed on non-accrual status.

Concentration of Risk

The following table presents our loans receivable held-for-investment by loan type, as well as property type and geographic location of the properties collateralizing these loans as of June 30, 2025 and December 31, 2024 ($ in thousands):

	June 30, 2025		December 31, 2024
Loan Type	Carrying Value (1)	Percentage	Carrying Value (2)	Percentage
Senior loans (3)	$4,889,133	98%	$5,944,494	98%
Subordinate loans	124,908	2%	124,878	2%
	$5,014,041	100%	$6,069,372	100%
General CECL reserve	(132,595)		(122,110)
	$4,881,446		$5,947,262

Property Type	Carrying Value (1)	Percentage	Carrying Value (2)	Percentage
Multifamily	$2,390,017	48%	$2,584,728	43%
Hospitality	819,981	16%	1,129,666	19%
Office	782,491	16%	859,085	14%
Mixed-Use (4)	362,589	7%	541,311	9%
Other	353,697	7%	465,939	7%
Land	305,266	6%	488,643	8%
	$5,014,041	100%	$6,069,372	100%
General CECL reserve	(132,595)		(122,110)
	$4,881,446		$5,947,262

Geographic Location	Carrying Value (1)	Percentage	Carrying Value (2)	Percentage
United States
West	$1,718,086	35%	$1,916,586	32%
Northeast	1,352,035	27%	1,583,579	26%
Mid Atlantic	625,744	12%	793,359	12%
Southwest	465,735	9%	589,956	10%
Midwest	414,996	8%	486,724	8%
Southeast	398,493	8%	659,172	11%
Other	38,952	1%	39,996	1%
	$5,014,041	100%	$6,069,372	100%
General CECL reserve	(132,595)		(122,110)
	$4,881,446		$5,947,262

(1)
Net of specific CECL reserves of $193.5 million at June 30, 2025.
(2)
Net of specific CECL reserves of $120.9 million at December 31, 2024.
(3)
Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans and pari passu participations in senior mortgage loans.
(4)
At June 30, 2025, mixed-use comprises of 3% multifamily, 2% office, 1% retail, and 1% hospitality. At December 31, 2024, mixed-use comprises of 3% office, 3% multifamily, 2% retail, 1% hospitality, and immaterial amounts of for sale condo.

Interest Income and Accretion

The following table summarizes our interest and accretion income from our loan portfolio and interest on cash balances for the three and six months ended June 30, 2025 and 2024, respectively ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Coupon interest	$103,399	$148,319	$217,876	$301,326
Accretion of fees and discounts	2,908	4,327	5,705	8,960
Interest on cash, cash equivalents, and other income	1,831	2,485	2,595	5,690
Total interest and related income (1)	$108,138	$155,131	$226,176	$315,976

(1)
For the three months ended June 30, 2025 and 2024, we recognized $0.1 million and $0.0 million, respectively, of default interest, late fees, pre-payment penalties, and/or accelerated fees following repayments prior to maturity. For the six months ended June 30, 2025 and 2024, we recognized $0.1 million and $1.3 million, respectively, of default interest, late fees, pre-payment penalties, and/or accelerated fees following repayments prior to maturity.

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

The following tables allocate the principal balance and carrying value of our loans receivable held-for-investment based on our internal risk ratings as of June 30, 2025 and December 31, 2024 ($ in thousands):

June 30, 2025
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value (1)	% of Total of Carrying Value
1	-	$-	$-	0%
2	-	-	-	0%
3	22	2,623,940	2,620,174	52%
4	9	1,087,328	1,086,960	22%
5	11	1,501,879	1,306,907	26%
	42	$5,213,147	$5,014,041	100%
General CECL reserve			(132,595)
			$4,881,446

(1)
Net of specific CECL reserves of $193.5 million.

December 31, 2024
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value (1)	% of Total of Carrying Value
1	-	$-	$-	0%
2	-	-	-	0%
3	28	3,360,621	3,354,399	55%
4	14	2,174,343	2,172,522	36%
5	10	665,326	542,451	9%
	52	$6,200,290	$6,069,372	100%
General CECL reserve			(122,110)
			$5,947,262

(1)
Net of specific CECL reserves of $120.9 million.

As of June 30, 2025 and December 31, 2024, the average risk rating of our portfolio was 3.8 and 3.6, respectively, weighted by unpaid principal balance.

The following table presents the carrying value and significant characteristics of our loans receivable held-for-investment on non-accrual status as of June 30, 2025 ($ in thousands):

Property Type	Location	Risk Rating	Unpaid Principal Balance	Carrying Value Before Specific CECL Reserve	Specific CECL Reserve	Net Carrying Value	Interest Recognition Method / as of Date
Multifamily	CA	5	$402,341	$402,223	$(35,423)	$366,800	Cash Basis/ 6/30/2025
Land	VA	5	155,655	155,655	(35,555)	120,100	Cost Recovery/ 1/1/2023
Multifamily	TX	5	136,355	135,840	(14,840)	121,000	Cash Basis/ 7/1/2024
Multifamily (1) (2)	TX	5	110,200	110,200	-	110,200	Cash Basis/ 10/1/2024
Office	CA	5	111,542	111,263	(22,363)	88,900	Cost Recovery/ 4/1/2023
Multifamily	TX	5	76,060	75,936	(15,636)	60,300	Cash Basis/ 6/30/2025
Office	GA	5	67,892	67,494	(27,194)	40,300	Cost Recovery/ 9/1/2023
Multifamily (1) (2)	TX	5	25,300	25,300	-	25,300	Cash Basis/ 1/1/2024
Multifamily	TX	5	24,927	24,866	(2,466)	22,400	Cash Basis/ 7/1/2024
Other (2)	Other	5	1,607	1,607	-	1,607	Cost Recovery/ 7/1/2020
Total risk rated 5 loans (3)			1,111,879	1,110,384	(153,477)	956,907
Office	CA	4	95,214	94,827	-	94,827	Cost Recovery/ 9/1/2023
Land	NY	4	87,741	88,166	-	88,166	Cash Basis/ 4/1/2024
Land	NY	4	67,000	67,000	-	67,000	Cash Basis/ 11/1/2021
Total risk rated 4 loans			249,955	249,993	-	249,993
Total non-accrual			$1,361,834	$1,360,377	$(153,477)	$1,206,900

(1)
In July 2025, we acquired legal title to the underlying collateral asset through a mortgage foreclosure.
(2)
Amounts deemed uncollectible have been charged-off as of June 30, 2025.
(3)
Amount excludes one risk rated 5 loan with an unpaid principal balance of $390.0 million and carrying value net of specific CECL reserves of $350.0 million that remained on accrual status through repayment in July 2025 as the borrower continued to perform in accordance with the terms of the modified loan agreement.

As of June 30, 2025, loans receivable classified as non-accrual represented 24.1% of our total loans receivable held-for-investment, based on carrying value net of specific CECL reserves. During the six months ended June 30, 2025, we recognized $3.0 million of interest income and received $0.6 million of cost recovery proceeds for such loans while on non-accrual status. Further, the above table excludes (i) four loans with an aggregate carrying value of $428.5 million that are in maturity default but remain on accrual status as the borrower is either current on interest payments or interest is deemed collectible based on the underlying collateral value and (ii) two loans with an aggregate carrying value of $375.2 million that are delinquent in accordance with our revenue recognition policy but remain on accrual status as the interest is deemed collectible based on the underlying collateral value.

The following table presents the carrying value and significant characteristics of our loans receivable held-for-investment on non-accrual status as of December 31, 2024 ($ in thousands):

Property Type	Location	Risk Rating	Unpaid Principal Balance	Carrying Value Before Specific CECL Reserve	Specific CECL Reserve	Net Carrying Value	Interest Recognition Method / as of Date
Land	VA	5	$152,834	$152,834	$(32,734)	$120,100	Cost Recovery/ 1/1/2023
Multifamily	TX	5	119,084	118,717	(617)	118,100	Cash Basis/ 10/1/2024
Office	CA	5	111,542	111,263	(20,463)	90,800	Cost Recovery/ 4/1/2023
Multifamily (1)	NV	5	96,529	96,082	(16,682)	79,400	Cash Basis/ 1/1/2024
Office	GA	5	68,492	68,094	(27,894)	40,200	Cost Recovery/ 9/1/2023
Multifamily (1)	AZ	5	50,164	49,957	(7,157)	42,800	Cash Basis/ 1/1/2024
Multifamily	TX	5	39,279	39,085	(10,885)	28,200	Cash Basis/ 1/1/2024
Multifamily	TX	5	24,865	24,804	(3,604)	21,200	Cash Basis/ 7/1/2024
Other (2)	Other	5	1,651	1,651	-	1,651	Cost Recovery/ 7/1/2020
Other (3)	NY	5	886	884	(884)	-	Cost Recovery/ 6/30/2023
Total risk rated 5 loans			665,326	663,371	(120,920)	542,451
Multifamily	TX	4	136,355	135,840	-	135,840	Cash Basis/ 7/1/2024
Office	CA	4	95,214	94,827	-	94,827	Cost Recovery/ 9/1/2023
Land	NY	4	87,741	88,166	-	88,166	Cash Basis/ 4/1/2024
Land	NY	4	67,000	67,000	-	67,000	Cash Basis/ 11/1/2021
Total risk rated 4 loans			386,310	385,833	-	385,833
Total non-accrual			$1,051,636	$1,049,204	$(120,920)	$928,284

(1)
In June 2025, we acquired legal title to the underlying collateral asset through a mortgage foreclosure. See Note 5 – Real Estate Owned for further detail.

(2)
Amounts deemed uncollectible have been charged-off as of December 31, 2024.
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

The following table illustrates the changes in the current expected credit loss reserve for our loans receivable held-for-investment for the six months ended June 30, 2025 and 2024, respectively ($ in thousands):

		General CECL Reserve
	Specific CECL Reserve	Loans Receivable Held-for- Investment	Unfunded Loan Commitments (2)	Total General CECL Reserve	Accrued Interest Receivable (1)	Total CECL Reserve
Total reserve, December 31, 2023	$72,587	$70,371	$9,726	$80,097	$-	$152,684
Provision (reversal)	47,285	23,358	(683)	22,675	-	69,960
Charge-offs	(42,266)	-	-	-	-	(42,266)
Total reserve, March 31, 2024	$77,606	$93,729	$9,043	$102,772	$-	$180,378
Provision	1,232	31,750	946	32,696	-	33,928
Charge-offs	(561)	-	-	-	-	(561)
Total reserve, June 30, 2024	$78,277	$125,479	$9,989	$135,468	$-	$213,745

Total reserve, December 31, 2024	$120,920	$122,110	$5,546	$127,656	$17,794	$266,370
Provision (reversal)	41,458	(3,975)	100	(3,875)	3,540	41,123
Charge-offs	(43,113)	-	-	-	(3,540)	(46,653)
Total reserve, March 31, 2025	$119,265	$118,135	$5,646	$123,781	$17,794	$260,840
Provision (reversal)	143,121	14,460	958	15,418	30,950	189,489
Charge-offs	(68,909)	-	-	-	(2,915)	(71,824)
Total reserve, June 30, 2025	$193,477	$132,595	$6,604	$139,199	$45,829	$378,505
(1)
CECL reserves for accrued interest receivable, if any, are included in other assets on our consolidated balance sheets.
(2)
CECL reserve for unfunded commitments is included in other liabilities on the consolidated balance sheets.

The following table illustrates our specific and general CECL reserves as a percentage of total unpaid principal balance of loans receivable held-for-investment as of June 30, 2025, December 31, 2024, June 30, 2024, and December 31, 2023:

	Specific CECL Reserve (1)	General CECL Reserve (2)	Total CECL Reserve (3)
Reserve at December 31, 2023	21.5%	1.2%	2.2%
Reserve at June 30, 2024	23.1%	2.1%	3.1%
Reserve at December 31, 2024	18.2%	2.3%	4.0%
Reserve at June 30, 2025	12.9%	3.8%	6.4%

(1)
Represents specific CECL reserve on loans receivable held-for-investment as a percentage of unpaid principal balance of risk rated 5 loans.
(2)
Represents general CECL reserve on loans receivable held-for-investment and related unfunded loan commitments as a percentage of unpaid principal balance of loans subject to the general CECL reserve.
(3)
Represents total CECL reserve on loans receivable held-for-investment and related unfunded loan commitments as a percent of total unpaid principal balance of loans receivable held-for-investment.

During the six months ended June 30, 2025, we recorded a provision for current expected credit losses of $230.6 million, which consisted of an $11.5 million increase of our general CECL reserve, a $184.6 million increase in our specific CECL reserve prior to principal and exit fee charge-offs, and a $34.5 million increase in CECL reserves on accrued interest receivable prior to charge-offs. The increase in our general CECL reserves was primarily attributable to changes in the historical loss rate of the analogous data set and changes in risk ratings, non-accrual status, and expected remaining duration within our loan portfolio, offset by the seasoning of our loan portfolio and a reduction in the size of our loan portfolio subject to determination of the general CECL reserve. The increase in our specific CECL reserves was primarily attributable to specific reserves determined on loans now classified as risk rated 5, changes to collateral values, and protective advances made, offset by principal charge offs recognized as a result of (i) mortgage foreclosures on two loans previously classified as risk rated 5 and (ii) anticipated mortgage foreclosures on two loans currently classified as risk rated 5. The increase in our CECL reserves on accrued interest receivable is attributable to reserving against interest income previously recognized on loans placed on non-accrual status during the six months ended June 30, 2025. As of June 30, 2025, our total current expected credit loss reserve was $378.5 million.

During the six months ended June 30, 2024, we recorded a provision for current expected credit losses of $103.9 million, which consisted of a $55.4 million increase in our general CECL reserve and a $48.5 million increase in our specific CECL reserve prior to principal charge-offs. This increase in our general CECL reserve was primarily attributable to changes in the historical loss rate of the analogous dataset and changes in risk ratings, non-accrual status, and expected remaining duration within our loan portfolio, offset by the reduction in the size of our loan portfolio subject to determination of the general CECL reserve. The increase in our specific CECL reserves was primarily attributable to changes to collateral values and additional protective advances made. As of June 30, 2024, our total current expected credit loss reserve was $213.7 million.

Specific CECL Reserves

In certain circumstances, we may determine that a borrower is experiencing financial difficulty, and, if the repayment of the loan’s principal is collateral dependent, the loan is no longer suited for the WARM model. In these instances, there have been diminutions in the fair value and performance of the underlying collateral asset primarily as a result of reduced tenant and/or capital markets demand for such property types in the markets in which these assets and borrowers operate in. Furthermore, we may recognize a specific CECL reserve if we anticipate assuming legal title and/or physical possession of the underlying collateral property and the fair value of the collateral asset is determined to be below the carrying value of our loan. Additionally, in certain circumstances, we may recognize a specific CECL reserve based upon anticipated proceeds from the disposition of our loan. The following table presents a summary of our risk rated 5 loans receivable held-for-investment as of June 30, 2025 ($ in thousands):

Property Type	Location	Unpaid Principal Balance	Carrying Value Before Specific CECL Reserve	Specific CECL Reserve	Net Carrying Value
Multifamily	CA	$402,341	$402,223	$35,423	$366,800
Multifamily (1)	NY	390,000	390,000	40,000	350,000
Multifamily (4)	TX	136,355	135,840	14,840	121,000
Multifamily (2) (3)	TX	110,200	110,200	-	110,200
Multifamily (4)	TX	76,060	75,936	15,636	60,300
Multifamily (2) (3)	TX	25,300	25,300	-	25,300
Multifamily (4)	TX	24,927	24,866	2,466	22,400
Total Multifamily		1,165,183	1,164,365	108,365	1,056,000
Land	VA	155,655	155,655	35,555	120,100
Total Land		155,655	155,655	35,555	120,100
Office	CA	111,542	111,263	22,363	88,900
Office	GA	67,892	67,494	27,194	40,300
Total Office		179,434	178,757	49,557	129,200
Other (3)	Other	1,607	1,607	-	1,607
Total Other		1,607	1,607	-	1,607
Total		$1,501,879	$1,500,384	$193,477	$1,306,907

(1)
In July 2025, this loan was repaid in accordance with the terms of the modified loan agreement.
(2)
In July 2025, we acquired legal title to the underlying collateral asset through a mortgage foreclosure. As of June 30, 2025, we recognized a principal charge-off for unpaid principal balance deemed uncollectible in anticipation of such mortgage foreclosure.
(3)
Amounts deemed uncollectible have been charged-off as of June 30, 2025.
(4)
Represents loans for which we anticipate assuming legal title and/or physical possession of the underlying collateral properties.

Fair values of collateral assets used to determine specific CECL reserves are calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach. Estimates of fair values used to determine specific CECL reserves as of June 30, 2025 include assumptions of property specific cash flows over estimated holding periods, assumptions of property redevelopment costs, assumptions of leasing activities, discount rates ranging from 6.0% to 9.5%, and market and terminal capitalization rates ranging from 4.75% to 8.25%. These assumptions are based upon the nature of the properties, recent sales and lease comparables, recent and projected property cash flows, and anticipated real estate and capital market conditions.

Our primary credit quality indicator is our internal risk rating, which is further discussed above. The following table presents the carrying value of our loans receivable held-for-investment as of June 30, 2025 by year of origination and risk rating, and principal charge-offs recognized during the six months ended June 30, 2025 ($ in thousands):

			Carrying Value by Origination Year as of June 30, 2025
Risk Rating	Number of Loans	Carrying Value (1)	2024 (2)	2023	2022	2021	2020	2019	2018
1	-	$-	$-	$-	$-	$-	$-	$-	$-
2	-	-	-	-	-	-	-	-	-
3	22	2,620,174	101,031	-	1,479,950	591,078	-	211,765	236,350
4	9	1,086,960	-	-	474,393	94,827	-	429,574	88,166
5	11	1,306,907	-	-	278,900	467,400	88,900	351,607	120,100
	42	$5,014,041	$101,031	$-	$2,233,243	$1,153,305	$88,900	$992,946	$444,616
Principal Charge-offs			$-	$-	$45,702	$-	$23,675	$48,994	$42,645

(1)
Net of specific CECL reserves of $193.5 million.
(2)
Reflects a loan receivable acquired in connection with a full loan repayment in July 2024.

The following table details overall statistics for our loans receivable held-for-investment:

	June 30, 2025	December 31, 2024
Weighted average yield to maturity(1)	7.0%	7.6%
Weighted average term to initial maturity	0.5 years	0.7 years
Weighted average term to fully extended maturity(2)	1.4 years	1.7 years

(1)
Represents the weighted average annualized yield to initial maturity of each loan, inclusive of coupon, and fees received, based on the applicable floating benchmark rate/floors (if applicable), in place as of June 30, 2025 and December 31, 2024. For loans placed on non-accrual, the annualized yield to initial maturity used in calculating the weighted average annualized yield to initial maturity is 0%. Excluding two loans for which we acquired legal title to the underlying collateral asset through mortgage foreclosures in July 2025, the weighted average yield to maturity at June 30, 2025 is 7.2%.
(2)
Term to fully extended maturity is determined based on the maximum maturity of each of the corresponding loans, assuming all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.

Note 4. Equity Method Investment

As of June 30, 2025 and December 31, 2024, we hold a 51% interest in CMTG/TT Mortgage REIT LLC (“CMTG/TT”). We are not deemed to be the primary beneficiary of CMTG/TT in accordance with ASC 810, therefore we do not consolidate this joint venture. During its active investment period, CMTG/TT originated loans collateralized by institutional quality commercial real estate. As of June 30, 2025, the sole remaining loan held by CMTG/TT had an unpaid principal balance of $78.5 million and was placed on non-accrual status effective April 1, 2023. As of June 30, 2025, the carrying value of our 51% equity interest in CMTG/TT approximated $42.3 million.

The following tables present CMTG/TT’s consolidated balance sheets as of June 30, 2025 and December 31, 2024 ($ in thousands):

	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$16	$49
Loans receivable held-for-investment	83,167	83,167
Other assets	3	8
Total assets	$83,186	$83,224

Liabilities and Members' Equity
Other liabilities	$325	$243
Total liabilities	325	243

Members' equity	82,861	82,981
Total equity	82,861	82,981
Total liabilities and members' equity	$83,186	$83,224

The following tables present CMTG/TT’s consolidated statements of operations for the three months ended June 30, 2025 and 2024 and for the six months ended June 30, 2025 and 2024 ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue
Interest and related income	$-	$1	$-	$3
Total revenue	-	1	-	3

Expenses
Management fees - affiliate	52	52	104	104
General and administrative expenses	(5)	31	16	50
Total expenses	47	83	120	154

Net loss	$(47)	$(82)	$(120)	$(151)

At each reporting period, we assess whether there are any indicators of other-than-temporary impairment of our equity investment. There were no other than temporary impairments of our equity method investment through June 30, 2025.

Note 5. Real Estate Owned

The following table presents additional detail related to our real estate owned held-for-investment, net, as of June 30, 2025 and December 31, 2024 ($ in thousands):

	June 30, 2025	December 31, 2024
Land	$105,936	$112,898
Building and building improvements	110,775	11,251
Tenant improvements	2,301	4,414
Furniture, fixtures and equipment	609	-
Real estate owned	219,621	128,563
Less: accumulated depreciation	(1,118)	(1,423)
Real estate owned, net	$218,503	$127,140

Depreciation expense related to our real estate owned held-for-investment assets for the three months ended June 30, 2025 and 2024 was $0.4 million and $2.4 million, respectively. Depreciation expense related to our real estate owned held-for-investment assets for the six months ended June 30, 2025 and 2024 was $0.6 million and $4.8 million, respectively. At each reporting period, we assess whether there are any indicators of impairment of our real estate owned held-for-investment assets. There were no impairments of our real estate owned held-for-investment assets through June 30, 2025.

The following table presents additional detail related to the revenues and operating expenses of our real estate owned assets ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue
Hotel portfolio	$22,925	$20,728	$35,615	$32,745
Mixed-use property fixed rents	2,008	2,094	4,095	4,172
Mixed-use property variable rents	92	81	208	220
Mixed-use property amortization of above and below market leases, net	(334)	(354)	(688)	(708)
Mixed-use property straight-line rent adjustment	157	32	182	63
Multifamily properties fixed rents	536	-	536	-
Multifamily properties variable rents	105	-	105	-
Total revenue from real estate owned	$25,489	$22,581	$40,053	$36,492

Operating expenses
Hotel portfolio	$13,906	$12,647	$25,310	$24,269
Mixed-use property	1,331	1,212	2,842	2,470
Multifamily properties	459	-	459	-
Total operating expenses from real estate owned	$15,696	$13,859	$28,611	$26,739

Interest expense
Hotel portfolio	$7,631	$6,869	$14,185	$13,198
Mixed-use property	-	-	-	-
Multifamily properties (1)	533	-	533	-
Total interest expense from real estate owned	$8,164	$6,869	$14,718	$13,198
(1)
Such assets are pledged to certain of our repurchase agreements. Thus, amount excludes any allocation of amortization of deferred financing costs related to such repurchase agreement.

Hotel Portfolio

On February 8, 2021, we acquired legal title to a portfolio of seven limited service hotels located in New York, NY through a foreclosure and assumed the securitized senior mortgage. As of December 31, 2024, we determined that our hotel portfolio had met the held-for-sale criteria and, accordingly, we reflected this asset as real estate owned held-for-sale on our consolidated balance sheet. Concurrent with this classification, we recognized an $80.5 million loss based upon the anticipated sales price, less estimated costs to sell. During the six months ended June 30, 2025, we continued to pursue the sale of this asset and, as of June 30, 2025, it remains classified as held-for-sale. During the six months ended June 30, 2025, we incurred $362,000 of capital expenditures at our hotel portfolio, which is reflected as an additional loss on real estate owned held-for-sale on our consolidated statement of operations. As of June 30, 2025, approximately $9.4 million of our restricted cash, $7.5 million of our other assets, $10.0 million of our other liabilities, and $235.0 million of our debt related to real estate owned hotel portfolio relate to this real estate owned asset. We have determined this anticipated sale does not reflect a strategic shift and therefore does not qualify for presentation as a discontinued operation.

Mixed-Use Property

On June 30, 2023, we acquired legal title to a mixed-use property located in New York, NY and the equity interests in the borrower through an assignment-in-lieu of foreclosure and is comprised of office, retail, and signage components. As of June 30, 2025, the mixed-use property appears as part of real estate owned, net and related lease intangibles appear within other assets and other liabilities on our consolidated balance sheet. In April 2025, we entered into a binding agreement to sell five floors of primarily office space to an unaffiliated purchaser for a gross sales price of $28.8 million. This sale occurred in June 2025 and resulted in a loss on sale of $1.6 million and proceeds, net of transaction costs and prorations, of $26.8 million.

Multifamily Properties

On May 28, 2025, we acquired legal title to a multifamily property located in Phoenix, AZ through a mortgage foreclosure. Prior to such date, the multifamily property represented the underlying collateral for a senior loan with an unpaid principal balance of $50.2 million. During the year ended December 31, 2024, the borrower defaulted on the loan and, in anticipation of the mortgage foreclosure, we recognized a specific CECL reserve of $7.2 million, resulting in a carrying value of $42.8 million. Upon the mortgage foreclosure, we recognized a reversal of the specific CECL reserve of $0.3 million prior to recognizing a principal charge-off of $6.9 million based upon the multifamily property’s $42.8 million estimated fair value as determined by a third-party appraisal and assumption of $0.3 million of net working capital. The fair value was determined using a market capitalization rate of 5.25%. In connection with the mortgage foreclosure, we incurred $0.1 million of transaction costs. As of June 30, 2025, the multifamily property appears as part of real estate owned, net and related lease intangibles appear within other assets on our consolidated balance sheet.

On June 12, 2025, we acquired legal title to a multifamily property located in Henderson, NV through a mortgage foreclosure. Prior to such date, the multifamily property represented the underlying collateral for a senior loan with an unpaid principal balance of $96.5 million. During the year ended December 31, 2024, the borrower defaulted on the loan and, in anticipation of the mortgage foreclosure, we recognized a specific CECL reserve of $16.7 million, resulting in a carrying value of $79.4 million. Upon the mortgage foreclosure, we recognized a reversal of the specific CECL reserve of $0.1 million prior to recognizing a principal charge-off of $16.5 million based upon the multifamily property’s $79.4 million estimated fair value as determined by a third-party appraisal and assumption of $0.1 million of net working capital. The fair value was determined using a market capitalization rate of 5.5%. In connection with the mortgage foreclosure, we incurred $0.4 million of transaction costs. As of June 30, 2025, the multifamily property appears as part of real estate owned, net and related lease intangibles appear within other assets on our consolidated balance sheet.

In accordance with ASC 805, we allocated the fair value of assets acquired and liabilities assumed in connection with the above mortgage foreclosures on the above mentioned multifamily properties as follows ($ in thousands):

	Phoenix, AZ	Henderson, NV	Total
Land	$6,400	$9,000	$15,400
Building	34,592	64,600	99,192
Site improvements	-	2,100	2,100
Furniture, fixtures and equipment	206	400	606
In-place lease values (1)	1,602	3,300	4,902
Total	$42,800	$79,400	$122,200
(1)
Included within other assets on our consolidated balance sheets.

The following table presents additional detail of the assets acquired and liabilities assumed in connection with the mortgage foreclosures on the above mentioned multifamily properties ($ in thousands):

	Phoenix, AZ	Henderson, NV	Total
Assets
Cash	$188	$65	$253
Restricted cash	312	672	984
Real estate owned	41,198	76,100	117,298
In-place lease values (1)	1,602	3,300	4,902
Other assets	26	54	80
Total assets	43,326	80,191	123,517

Liabilities
Other liabilities	227	653	880
Total liabilities	227	653	880

Equity	43,099	79,538	122,637
Carrying value of loan prior to charge offs	(49,957)	(96,082)	(146,039)
Principal Charge-off	$(6,858)	$(16,544)	$(23,402)
(1)
Included within other assets on our consolidated balance sheets.

Leases

We have non-cancelable operating leases for space in our mixed-use and multifamily properties. These leases provide for fixed rent payments, which we recognize on a straight-line basis, and variable rent payments, including reimbursement of certain operating expenses and miscellaneous fees, which we recognize when earned. As of June 30, 2025, the future minimum fixed rents under our non-cancellable leases for each of the next five years and thereafter are as follows ($ in thousands):

Year	Amount
2025 (1)	$3,084
2026	6,369
2027	6,420
2028	6,533
2029	7,269
Thereafter	34,682
Total	$64,357
(1)
Contractual lease payments due for the remaining six months of 2025.

Lease Intangibles

Upon acquisition of our mixed-use and multifamily real estate owned properties, the allocation of the fair value of intangible assets acquired and liabilities assumed are as follows ($ in thousands):

	Mixed-Use	Multifamily	Multifamily
	New York, NY	Phoenix, AZ	Henderson, NV	Total
In-place lease values	$4,820	$1,602	$3,300	$9,722
Above market lease values	17,886	-	-	17,886
Below market lease values	(4,209)	-	-	(4,209)
Other lease values	1,583	-	-	1,583
Total	$20,080	$1,602	$3,300	$24,982

As of June 30, 2025 and December 31, 2024, our lease intangibles are comprised of the following ($ in thousands):

Intangible	June 30, 2025	December 31, 2024
In-place, above market, and other lease values	$25,836	$24,289
Less: accumulated amortization	(4,209)	(3,888)
In-place, above market, and other lease values, net	$21,627	$20,401

Below market lease values	$(4,209)	$(4,209)
Less: accumulated amortization	753	565
Below market lease values, net	$(3,456)	$(3,644)

Amortization of our lease intangibles for the three and six months ended June 30, 2025 and 2024 is as follows ($ in thousands):

	Three Months Ended		Six Months Ended
Intangible	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
In-place and other lease values (1)	$440	$200	$640	$401
Above market lease values (2)	(428)	(448)	(876)	(895)
Below market lease values (2)	94	94	188	188
(1)
Amortization of in-place and other lease values is recognized in depreciation and amortization expense on our consolidated statements of operations.
(2)
Amortization of above and below market lease values, net is recognized in revenue from real estate owned on our consolidated statements of operations.

As of June 30, 2025, the estimated amortization of our lease intangibles is approximately as follows ($ in thousands):

	In-place and Other Lease Values (1)	Above Market Lease Values (2)	Below Market Lease Values (2)
2025 (3)	$2,667	$(779)	$188
2026	2,600	(1,559)	377
2027	410	(1,559)	377
2028	410	(1,559)	377
2029	410	(1,559)	377
Thereafter	1,616	(6,499)	1,760
Total	$8,113	$(13,514)	$3,456

(1)
Amortization of in-place and other lease values is recognized in depreciation and amortization expense on our consolidated statements of operations.
(2)
Amortization of above and below market lease values, net is recognized in revenue from real estate owned on our consolidated statements of operations.
(3)
Represents amortization for the remaining six months of 2025.

The weighted average amortization period for in-place lease values acquired during the six months ended June 30, 2025 was 1.0 year.

Note 6. Debt Obligations

As of June 30, 2025 and December 31, 2024, we financed certain of our loans receivable using repurchase agreements, a term participation facility, and/or notes payable. Further, we have a secured term loan and debt related to real estate owned hotel portfolio. Our financings bear interest at a rate equal to SOFR plus a credit spread.

The following table summarizes our financings as of June 30, 2025 and December 31, 2024 ($ in thousands):

	June 30, 2025			December 31, 2024
	Capacity	Borrowings Outstanding	Weighted Average Spread (1)	Capacity	Borrowings Outstanding	Weighted Average Spread(1)
Repurchase agreements and term participation facility (2)	$4,995,348	$2,912,530	+ 2.84%	$5,454,083	$3,667,923	+ 2.75%
Notes payable	195,830	170,009	+ 3.23%	273,330	238,938	+ 3.57%
Secured term loan	714,011	714,011	+ 4.50%	717,825	717,825	+ 4.50%
Debt related to real estate owned hotel portfolio	235,000	235,000	+ 3.18%	275,000	275,000	+ 2.94%
Total/Weighted Average	$6,140,189	$4,031,550	+ 3.17%	$6,720,238	$4,899,686	+ 3.05%

(1)
Weighted average spread over the applicable benchmark rate is based on unpaid principal balance. SOFR as of June 30, 2025 and December 31, 2024 was 4.32% and 4.33%, respectively.
(2)
The repurchase agreements and term participation facility are partially recourse to us. As of June 30, 2025, the weighted average recourse on our repurchase agreements and term participation facility was 28%. As of December 31, 2024, the weighted average recourse on our repurchase agreements and term participation facility was 29%.

Repurchase Agreements and Term Participation Facility

Repurchase Agreements

The following table summarizes our repurchase agreements by lender as of June 30, 2025 ($ in thousands):

Lender	Initial Maturity	Fully Extended Maturity(1)	Maximum Capacity	Borrowings Outstanding and Carrying Value	Undrawn Capacity	Carrying Value of Collateral(2)
JP Morgan Chase Bank, N.A.	7/28/2026	7/28/2028	$2,310,000	$1,446,972	$863,028	$2,312,861
JP Morgan Chase Bank, N.A. (3)	3/31/2028	3/31/2030	663,740	642,426	21,314	842,680
Morgan Stanley Bank, N.A.	1/26/2026	1/26/2028	750,000	350,659	399,341	540,986
Barclays Bank PLC	12/20/2025	12/20/2025	500,000	-	500,000	-
Wells Fargo Bank, N.A.	4/30/2026	4/30/2028	250,000	-	250,000	-
Total			$4,473,740	$2,440,057	$2,033,683	$3,696,527

(1)
Facility maturity dates may be extended, subject to meeting prescribed conditions.
(2)
Net of specific CECL reserves, if any.
(3)
Repurchase agreement specifically provides for the ability to finance (i) loans receivable, including those which may be delinquent or in default, and (ii) real estate owned assets subsequent to assuming legal title and/or physical possession of the underlying collateral property. As of June 30, 2025, (i) $95.4 million of borrowings outstanding relate to our multifamily real estate owned assets, and (ii) carrying value of collateral includes our multifamily real estate owned assets included in real estate owned, held-for-investment and related lease intangibles included in other assets on our consolidated balance sheet.

The Goldman Sachs Bank USA repurchase agreement was terminated in June 2025 in accordance with the terms of the agreement upon the repayment of the last remaining loan receivable pledged to the facility and its associated financing.

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
(2)
Net of specific CECL reserves, if any.

Term Participation Facility

On November 4, 2022, we entered into a master participation and administration agreement to finance certain of our loans receivable.

Our term participation facility as of June 30, 2025 is summarized as follows ($ in thousands):

Contractual Maturity Date	Total Commitments	Borrowings Outstanding	Carrying Value	Carrying Value of Collateral
12/23/2029	$521,608	$472,473	$472,473	$837,156

Our term participation facility as of December 31, 2024 is summarized as follows ($ in thousands):

Contractual Maturity Date	Total Commitments	Borrowings Outstanding	Carrying Value	Carrying Value of Collateral(1)
12/23/2029	$555,662	$477,584	$477,584	$941,778

(1)
Amount includes the carrying value of our mixed-use real estate owned asset, including related net lease intangible assets.

Notes Payable

Our notes payable as of June 30, 2025 are summarized as follows ($ in thousands):

Contractual Maturity Date	Maximum Extension Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral
9/2/2026	9/2/2027	$113,843	$113,180	$161,519
2/2/2026	2/2/2027	56,166	55,819	70,982
Total		$170,009	$168,999	$232,501

Our notes payable as of December 31, 2024 are summarized as follows ($ in thousands):

Contractual Maturity Date	Maximum Extension Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral
9/2/2026	9/2/2027	$105,280	$104,333	$148,729
7/15/2027	7/15/2027	77,500	76,895	183,427
2/2/2026	2/2/2027	56,158	55,617	70,677
Total		$238,938	$236,845	$402,833

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

The secured term loan as of June 30, 2025 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Interest Rate	Borrowing Outstanding	Carrying Value
8/9/2026	S + 4.50%	8.92%	$714,011	$708,378

(1)
SOFR at June 30, 2025 was 4.32%.

The secured term loan as of December 31, 2024 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Interest Rate	Borrowing Outstanding	Carrying Value
8/9/2026	S + 4.50%	8.93%	$717,825	$709,777

(1)
SOFR at December 31, 2024 was 4.33%.

Debt Related to Real Estate Owned Hotel Portfolio, Net

Upon maturity of our debt related to real estate owned hotel portfolio in February 2025 and subsequent thereto, we entered into forbearance agreements with our lender through September 9, 2025 and concurrently repaid $5.0 million of the principal balance. During the forbearance period, interest accrued at additional rates ranging from 3.0% to 5.0% per annum. On June 9, 2025, we refinanced our debt related to real estate owned hotel portfolio with a non-recourse senior mortgage in the amount of $235.0 million. Such financing matures on June 9, 2027, and we may extend the maturity to June 9, 2030 pursuant to three one-year extension options, subject to meeting prescribed conditions.

Our debt related to real estate owned hotel portfolio as of June 30, 2025 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Net Interest Rate (1)	Borrowing Outstanding	Carrying Value
6/9/2027	S + 3.18%	7.50%	$235,000	$229,577

(1)
SOFR at June 30, 2025 was 4.32%, which was below the 6.79% strike rate provided by our interest rate cap. See Note 7 – Derivatives for further detail.

Our debt related to real estate owned hotel portfolio as of December 31, 2024 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Net Interest Rate (1)	Borrowing Outstanding	Carrying Value
2/9/2025	S + 2.94%	7.27%	$275,000	$274,604

(1)
SOFR at December 31, 2024 was 4.33%, which was below the 5.00% strike rate provided by our interest rate cap. See Note 7 – Derivatives for further detail.

Interest Expense and Amortization

The following table summarizes our interest and amortization expense on our secured financings, debt related to real estate owned hotel portfolio and secured term loan for the three and six months ended June 30, 2025 and 2024, respectively ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest expense on secured financings	$60,811	$90,357	$128,225	$183,173
Interest expense on secured term loan	16,175	18,174	32,223	36,419
Amortization of deferred financing costs	5,009	4,694	10,774	9,564
Interest and related expense	81,995	113,225	171,222	229,156
Interest expense on debt related to real estate owned hotel portfolio (1)	7,631	6,869	14,185	13,198
Interest expense on multifamily real estate owned properties (2)	533	-	533	-
Total interest and related expense	$90,159	$120,094	$185,940	$242,354

(1)
For the three months ended June 30, 2025 and 2024, interest expense on debt related to real estate owned hotel portfolio includes $0.5 million and $1.1 million, respectively, of amortization of deferred financing costs. For the six months ended June 30, 2025 and 2024, interest expense on debt related to real estate owned hotel portfolio includes $0.9 million and $1.5 million, respectively, of amortization of deferred financing costs.
(2)
Our multifamily real estate owned assets are pledged to certain of our repurchase agreements. Thus, amount excludes any allocation of amortization of deferred financing costs related to such repurchase agreement.

Financial Covenants

Our financing agreements generally contain certain financial covenants. For example, our ratio of earnings before interest, taxes, depreciation, and amortization to interest charges (“Interest Coverage Ratio”), as calculated in accordance with our repurchase agreements and term participation facility, shall not be less than 1.1 to 1.0, whereas our ratio of earnings before interest, taxes, depreciation, and amortization to interest charges as calculated in accordance with our secured term loan agreement shall not be less than 1.5 to 1.0. Further, our tangible net worth, as calculated in accordance with our repurchase agreements, shall not be less than $1.7 billion, whereas our tangible net worth, as calculated in accordance with our secured term loan agreement, which permits us to make certain adjustments for our current expected credit loss reserve, shall not be less than $1.86 billion as of each measurement date. Additionally, (i) cash liquidity shall not be less than the greater of (x) $20 million or (y) 3% of our recourse indebtedness (which includes our secured term loan); and (ii) our indebtedness shall not exceed 77.8% of our total assets, which is the most restrictive indebtedness covenant as of the reporting date. As of June 30, 2025, we are in compliance with all financial covenants under our financing agreements. Commencing with the quarter ending December 31, 2025, our Interest Coverage Ratio shall not be less than 1.3 to 1.0. Further, commencing July 1, 2025, our cash liquidity shall not be less than the greater of (x) $20 million or (y) 5% of our recourse indebtedness (which includes our secured term loan).

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

Note 7. Derivatives

On June 2, 2021 and in connection with our debt related to real estate owned hotel portfolio, we acquired an interest rate cap with a notional amount of $290.0 million, a strike rate of 3.00%, and a maturity date of February 15, 2024. Such interest rate cap effectively limited the maximum interest rate of our debt related to real estate owned hotel portfolio to 5.83% through its then maturity. Subsequent thereto and in connection with modifications of our debt related to real estate owned hotel portfolio, we acquired interest rate caps with maturity dates and notional amounts equal to that of the then maturity dates and outstanding principal balance of our debt related to real estate owned hotel portfolio, respectively, and strike rates of 5.00%. Through the contractual maturity of our debt related to real estate owned hotel portfolio, the interest rate caps effectively limited the maximum interest rate of our debt related to real estate owned hotel portfolio to 7.94%. Concurrent with refinancing our debt related to real estate owned hotel portfolio in June 2025, we acquired an interest rate cap for a price of $71,000 with a notional amount of $235.0 million, a strike rate of 6.79%, and a maturity date of June 2027, which effectively limits the maximum interest rate of our debt related to real estate owned hotel portfolio to 9.97%.

Changes in the fair value of our interest rate cap are recorded as an unrealized gain or loss on interest rate cap on our consolidated statements of operations and the fair value is recorded in other assets on our consolidated balance sheets. Proceeds received from our counterparty related to the interest rate cap are recorded as proceeds from interest rate cap on our consolidated statements of operations. As of June 30, 2025 and December 31, 2024, the fair values of our interest rate caps were de minimis. During the three months ended June 30, 2025 and 2024, we recognized $0.0 million and $0.2 million, respectively, of proceeds from interest rate cap. During the six months ended June 30, 2025 and 2024, we recognized $0.0 million and $1.1 million, respectively, of proceeds from interest rate cap.

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

Financial Instruments Reported at Fair Value

The fair value of our interest rate caps are determined by using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the interest rate caps. The variable interest rates used in the calculation of projected receipts on the interest rate caps are based on a third-party expert’s expectation of future interest rates derived from observable market interest rate curves and volatilities. Our interest rate caps are classified as Level 2 in the fair value hierarchy. As of June 30, 2025 and December 31, 2024, the fair values of our interest rate caps were de minimis.

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows ($ in thousands):

	June 30, 2025
	Carrying	Unpaid Principal		Fair Value Hierarchy Level
	Value	Balance	Fair Value	Level 1	Level 2	Level 3
Loans receivable held-for-investment, net	$4,881,446	$5,213,147	$4,915,445	$-	$-	$4,915,445
Repurchase agreements	2,440,057	2,440,057	2,440,057	-	-	2,440,057
Term participation facility	472,473	472,473	472,137	-	-	472,137
Notes payable, net	168,999	170,009	169,037	-	-	169,037
Secured term loan, net	708,378	714,011	689,021	-	-	689,021
Debt related to real estate owned hotel portfolio, net	229,577	235,000	235,130	-	-	235,130

	December 31, 2024
	Carrying	Unpaid Principal		Fair Value Hierarchy Level
	Value	Balance	Fair Value	Level 1	Level 2	Level 3
Loans receivable held-for-investment, net	$5,947,262	$6,200,290	$5,934,590	$-	$-	$5,934,590
Loans receivable held-for-sale	277,062	312,471	277,062	-	-	277,062
Repurchase agreements	3,190,339	3,190,339	3,190,339	-	-	3,190,339
Term participation facility	477,584	477,584	476,099	-	-	476,099
Notes payable, net	236,845	238,938	236,939	-	-	236,939
Secured term loan, net	709,777	717,825	685,522	-	-	685,522
Debt related to real estate owned hotel portfolio, net	274,604	275,000	274,680	-	-	274,680

Note 9. Equity

Common Stock

Our charter provides for the issuance of up to 500,000,000 shares of common stock with a par value of $0.01 per share. As of June 30, 2025 and December 31, 2024, we had 139,822,001 and 139,362,657 shares of common stock issued and outstanding, respectively.

The following table provides a summary of the number of shares of common stock outstanding during the six months ended June 30, 2025 and 2024, respectively:

	Six Months Ended
Common Stock Outstanding	June 30, 2025	June 30, 2024
Beginning balance	139,362,657	138,745,357
Issuance of common stock in exchange for fully vested RSUs	459,344	209,076
Ending balance	139,822,001	138,954,433

At the Market Stock Offering Program

On May 10, 2024, we entered into an equity distribution agreement with certain sales agents, pursuant to which we may sell, from time to time, up to an aggregate sales price of $150.0 million of our common stock pursuant to a continuous offering program (the “ATM Agreement”) under our in place effective shelf registration. Sales of our common stock made pursuant to the ATM Agreement may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. The timing and amount of actual sales will depend on a variety of factors, including market conditions, the trading price of our common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the six months ended June 30, 2025, we did not issue any shares of our common stock pursuant to the ATM Agreement. As of June 30, 2025, the ATM Agreement has not been utilized, and $150.0 million remained available for issuance of our common stock pursuant to the ATM Agreement.

Dividends

The Board did not declare any dividends during the six months ended June 30, 2025. The following table details our dividend activity for common stock for the six months ended June 30, 2024 ($ in thousands, except per share data):

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

For the three and six months ended June 30, 2025 and 2024, we had no dilutive securities. As a result, basic and diluted EPS are the same. The calculation of basic and diluted EPS is as follows ($ in thousands, except for share and per share data):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net loss	$(181,707)	$(11,554)	$(260,330)	$(64,349)
Dividends on participating securities (1)	-	(780)	-	(1,704)
Participating securities’ share in earnings	-	-	-	-
Basic loss	$(181,707)	$(12,334)	$(260,330)	$(66,053)
Weighted average shares of common stock outstanding, basic and diluted (2)	140,105,546	139,078,117	139,792,356	138,934,615
Net loss per share of common stock, basic and diluted	$(1.30)	$(0.09)	$(1.86)	$(0.48)

(1)
For the three months ended June 30, 2025 and 2024, dividends on participating securities excludes $0 and $22,000 of dividends on fully vested RSUs, respectively. For the six months ended June 30, 2025 and 2024, dividends on participating securities excludes $0 and $33,000 of dividends on fully vested RSUs, respectively.
(2)
Amounts as of June 30, 2025 and 2024 include 187,142 and 89,282 fully vested RSUs, respectively.

For the three months ended June 30, 2025 and 2024, 2,817,086 and 3,197,914 of weighted average unvested RSUs, respectively, were excluded from the calculation of diluted EPS because the effect was anti-dilutive. For the six months ended June 30, 2025 and 2024, 2,767,324 and 2,905,313 of weighted average unvested RSUs, respectively, were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

Note 11. Related Party Transactions

Our activities are managed by our Manager. Pursuant to the terms of the Management Agreement, our Manager is responsible for originating investment opportunities, providing asset management services and administering our day-to-day operations. Our Manager is entitled to receive a management fee, an incentive fee, and a termination fee as defined below.

The following table summarizes our management fees ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Management fees	$8,197	$9,011	$16,594	$18,221

Management Fees

Effective October 1, 2015, our Manager earns a base management fee in an amount equal to 1.50% per annum of Stockholders’ Equity, as defined in the Management Agreement. Management fees are reduced by our pro rata share of any management fees and incentive fees (if incentive fees are not incurred by us) incurred to our Manager by CMTG/TT. Management fees are generally paid quarterly, in arrears, and $8.2 million and $27.0 million were accrued and were included in management fee payable – affiliate, on our consolidated balance sheets at June 30, 2025 and December 31, 2024, respectively.

Incentive Fees

Our Manager is entitled to an incentive fee equal to 20% of the excess of our Core Earnings on a rolling four-quarter basis, as defined in the Management Agreement, over a 7.00% return on Stockholders’ Equity. Incentive fees are reduced by our pro rata share of any incentive fees incurred to our Manager by CMTG/TT.

During the six months ended June 30, 2025, we did not incur any incentive fees. As of June 30, 2025 and December 31, 2024, there were no accrued incentive fees on our consolidated balance sheets.

Termination Fees

If we elect to terminate the Management Agreement, we are required to pay our Manager a termination fee equal to three times the sum of the average total annual amount of management fees and the average annual incentive fee paid by us over the prior two years.

Reimbursable Expenses

Our Manager or its affiliates are entitled to reimbursement for certain documented costs and expenses incurred by them on our behalf, as set forth in the Management Agreement, excluding any expenses specifically required to be borne by our Manager under the Management Agreement. For the three months ended June 30, 2025 and 2024, we incurred $1.3 million and $1.4 million, respectively, of reimbursable expenses incurred on our behalf by our Manager which are included in general and administrative expenses on our consolidated statements of operations. For the six months ended June 30, 2025 and 2024, we incurred $2.1 million and $2.2 million, respectively, of reimbursable expenses incurred on our behalf by our Manager. As of June 30, 2025 and December 31, 2024, $1.0 million and $3.1 million, respectively, of reimbursable expenses incurred on our behalf and due to our Manager are included in other liabilities on our consolidated balance sheets.

Note 12. Stock-Based Compensation

Incentive Award Plan

We are externally managed and do not currently have any employees. On March 30, 2016, we adopted the 2016 Incentive Award Plan (the “Plan”) to promote the success and enhance the value of the Company by linking the individual interests of employees of our Manager and its affiliates to those of our stockholders. As of June 30, 2025, the maximum remaining number of shares that may be issued under the Plan is 2,402,554 shares. Awards granted under the Plan may be granted with the right to receive dividend equivalents and generally vest in equal installments on the specified anniversaries of the grant.

Deferred Compensation Plan

On May 24, 2022, we adopted the Deferred Compensation Plan to provide our directors and certain executives with an opportunity to defer payment of their stock-based compensation or RSUs and director cash fees, if applicable, pursuant to the terms of the Deferred Compensation Plan.

Under our Deferred Compensation Plan, certain of our Board members elected to receive the annual fees and/or time-based RSUs to which they are entitled under our Non-Employee Director Compensation Program in the form of deferred RSUs. Accordingly, during the three months ended June 30, 2025 and 2024, we issued 14,515 and 5,027, respectively, of deferred RSUs in lieu of cash fees to such directors, and recognized an expense of approximately $53,000 and $47,000, respectively. During the six months ended June 30, 2025 and 2024, we issued 25,603 and 8,478, respectively, of deferred RSUs in lieu of cash fees to such directors, and recognized an expense of approximately $106,000 and $94,000, respectively. Such expense is included in general and administrative expenses on our consolidated statements of operations.

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

Eligible non-executive members of our Board were granted the time-based RSUs under the Plan. Each RSU was granted with the right to receive dividend equivalents. Additionally, certain directors elected to defer their RSUs pursuant to the terms of the Deferred Compensation Plan. Such deferred awards will become payable on the earliest to occur of the participant’s separation from service or a change in control. On June 1, 2025, we granted 276,750 RSUs to non-executive board members with a grant date fair value per share of $2.71.

Stock-Based Compensation Expense

For the three months ended June 30, 2025 and 2024, we recognized $4.8 million and $4.0 million, respectively, of stock-based compensation expense related to the RSUs. For the six months ended June 30, 2025 and 2024, we recognized $9.8 million and $8.4 million, respectively, of stock-based compensation expense related to the RSUs. As of June 30, 2025, total unrecognized compensation expense was $12.8 million based on the grant date fair value of RSUs granted. This expense is expected to be recognized over a remaining period of 1.7 years from June 30, 2025.

Certain participants of the Plan are required to settle their tax liabilities through a reduction of their vested RSU delivery. Such amount will result in a corresponding adjustment to additional paid-in capital and a cash payment to our Manager or its affiliates in order to remit the required statutory tax withholding to each respective taxing authority. The following table details the deliveries of shares of our common stock for vested RSUs and corresponding increases to additional paid-in capital on our consolidated statement of changes in equity during the three and six months ended June 30, 2025 and 2024 ($ in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Vested RSUs	719,254	360,316	719,254	360,316
Shares of common stock delivered	429,606	188,230	429,606	188,230
Adjustment to additional paid-in capital	$662	$1,435	$662	$1,435

The following tables detail the time-based RSU activity during the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value Per Share	Number of Restricted Share Units	Weighted Average Grant Date Fair Value Per Share
Unvested, beginning of period	2,722,295	$11.70	2,526,202	$15.31
Granted	1,486,259	2.51	1,264,214	9.53
Vested	(808,468)	9.82	(420,186)	11.15
Forfeited	(220,512)	8.03	(249,334)	12.85
Unvested, end of period	3,179,574	8.14	3,120,896	13.72

Note 13. Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with our taxable year ended December 31, 2015 and expect to continue to operate so as to qualify as a REIT. As a result, we will generally not be subject to federal and state income tax on that portion of our income that we distribute to stockholders if we (i) distribute at least 90% of our taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains, and (ii) comply with certain other requirements to qualify as a REIT. Since Commencement of Operations, we have been in compliance with all REIT requirements and we plan to continue to operate so that we meet the requirements for taxation as a REIT. Therefore, other than amounts relating to our taxable REIT subsidiary (“TRS”), as described below, we have not provided for current income tax expense related to our REIT taxable income for the three and six months ended June 30, 2025 and 2024, respectively. Additionally, no provision has been made for federal or state income taxes in the accompanying financial statements, as we believe we have met the prescribed requisite requirements.

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

Our real estate owned hotel portfolio is held in a TRS. A TRS is a corporation that is owned directly or indirectly by a REIT and has jointly elected with the REIT to be treated as a TRS for tax purposes. Given the TRS’s history of generating taxable losses, we are not able to conclude that it is more likely than not that we will realize the future benefit of the TRS’s deferred tax assets and therefore recorded a full valuation allowance. Given the full valuation allowance, we did not record a provision or benefit for income taxes for the three and six months ended June 30, 2025 and 2024, and we did not have any deferred tax assets or deferred tax liabilities as of June 30, 2025 and December 31, 2024. Our deferred tax asset and valuation allowance at June 30, 2025 and 2024 were $60.3 million, and $26.7 million, respectively. As of December 31, 2024, our deferred tax asset and valuation allowance were $56.6 million, respectively.

We recognize tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions, if applicable, are included as a component of the provision for income taxes in our consolidated statements of operations. As of June 30, 2025 and December 31, 2024, we have not recorded any amounts for uncertain tax positions.

Our tax returns are subject to audit by taxing authorities. As of the date of this filing, tax years 2021 and onward remain open to examination by major taxing jurisdictions in which we are subject to taxes.

On July 4, 2025, a budget reconciliation bill (the “Bill”) was signed into law in the United States. The Bill includes several significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017 and other changes to the Internal Revenue Code, that affect REITs and their investors. For instance, for taxable years beginning after December 31, 2025, the Bill modifies the REIT asset test requirement with respect to TRSs, providing that not more than 25% (previously 20%) of the gross value of a REIT’s assets may be represented by securities of one or more TRSs. Additionally, the Bill permanently extends the Internal Revenue Code Section 199A pass-through qualified business income deduction. This allows certain individuals, trusts, and estates to continue deducting 20% of their qualified business income, including qualified REIT dividends. This deduction was set to expire for taxable years beginning after December 31, 2025. We are currently evaluating the potential impact that the provisions in the Bill may have on our consolidated financial statements and related disclosures.

Note 14. Commitments and Contingencies

We hold a 51% interest in CMTG/TT as a result of committing to invest $124.9 million in CMTG/TT. As of June 30, 2025 and December 31, 2024, we have contributed $163.1 million to CMTG/TT and have received return of capital distributions of $123.3 million, of which $111.1 million were recallable. As of June 30, 2025 and December 31, 2024, our remaining capital commitment to CMTG/TT was $72.9 million.

As of June 30, 2025 and December 31, 2024, we had aggregate unfunded loan commitments of $394.8 million and $498.3 million, respectively, which amounts will generally be funded to finance construction or leasing related expenditures by our borrowers, subject to them achieving certain conditions precedent to such funding. These future commitments will expire over the remaining term of the loans, none of which exceed five years.

To the extent a financing is expected to reach final maturity, we may seek replacement financings, extension of existing financings, or other capital solutions as deemed appropriate by management. Our contractual payments due under all financings were as follows as of June 30, 2025 ($ in thousands):

Year	Initial Maturity(1)	Fully Extended Maturity(2)
2025 (3)(4)	$1,794,459	$1,109,841
2026	1,820,693	1,289,752
2027	321,047	1,019,266
2028	-	282,340
2029	-	-
Thereafter	95,351	330,351
Total	$4,031,550	$4,031,550

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
(3)
Includes financings outstanding of $505.4 million related to nine loans in maturity default with aggregate unpaid principal balance of $942.5 million. Of such financings outstanding, $25.5 million relates to a senior loan collateralized by a multifamily property which we obtained title to through a mortgage foreclosure subsequent to June 30, 2025, and maintained the in-place financing.
(4)
In July 2025, we repaid $241.4 million of our secured financings due during the remainder of 2025 using a portion of the proceeds received from the repayment of a loan receivable.

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

The following table provides a calculation of Distributable (Loss) Earnings for our loan and REO portfolios, as well as a reconciliation to net loss, for the three months ended June 30, 2025 and 2024 ($ in thousands):

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Loan Portfolio	REO Portfolio	Total	Loan Portfolio	REO Portfolio	Total
Interest and related income	$108,138	$-	$108,138	$155,131	$-	$155,131
Interest and related expense	(81,995)	-	(81,995)	(113,225)	-	(113,225)
Revenue from real estate owned	-	25,489	25,489	-	22,581	22,581
Amortization of above and below market leases, net	-	334	334	-	354	354
Management fees - affiliate	(8,197)	-	(8,197)	(9,011)	-	(9,011)
General and administrative expenses	(5,036)	-	(5,036)	(4,845)	-	(4,845)
Real estate owned:
Operating expenses	-	(15,696)	(15,696)	-	(13,859)	(13,859)
Interest expense	-	(8,164)	(8,164)	-	(6,869)	(6,869)
Proceeds from interest rate cap	-	-	-	-	228	228
Loss from equity method investment	(24)	-	(24)	-	(42)	(42)
Loss on extinguishment of debt	-	-	-	(999)	-	(999)
Principal charge-offs (1)	(120,817)	-	(120,817)	(561)	-	(561)
Loss on real estate owned held-for-sale	-	(313)	(313)	-	-	-
Loss on partial sale of real estate owned	-	(1,640)	(1,640)	-	-	-
Previously recognized depreciation and amortization on portion of real estate owned (2)	-	(2,140)	(2,140)	-	-	-
Distributable (Loss) Earnings	$(107,931)	$(2,130)	$(110,061)	$26,490	$2,393	$28,883

Reconciliation to net loss
Principal charge-offs (1)			120,817			561
Previously recognized depreciation and amortization on portion of real estate owned (2)			2,140			-
Provision for current expected credit loss reserve			(189,489)			(33,928)
Valuation adjustment for loan receivable held-for-sale			827			-
Depreciation and amortization			(845)			(2,623)
Amortization of above and below market leases, net			(334)			(354)
Stock-based compensation expense			(4,762)			(3,999)
Unrealized loss on interest rate cap			-			(94)
Net loss			$(181,707)			$(11,554)
(1)
For the three months ended June 30, 2025, amount includes a $2.9 million charge-off of accrued interest receivable related to the anticipated mortgage foreclosures on multifamily properties in July 2025.
(2)
Reflects previously recognized depreciation and amortization on the portion of our mixed-use real estate owned asset that was sold during the three months ended June 30, 2025. Amount not previously recognized in Distributable Earnings (Loss).

The following table provides a calculation of Distributable (Loss) Earnings for our loan and REO portfolios, as well as a reconciliation to net loss, for the six months ended June 30, 2025 and 2024 ($ in thousands):

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Loan Portfolio	REO Portfolio	Total	Loan Portfolio	REO Portfolio	Total
Interest and related income	$226,176	$-	$226,176	$315,976	$-	$315,976
Interest and related expense	(171,222)	-	(171,222)	(229,156)	-	(229,156)
Revenue from real estate owned	-	40,053	40,053	-	36,492	36,492
Amortization of above and below market leases, net	-	688	688	-	708	708
Management fees - affiliate	(16,594)	-	(16,594)	(18,221)	-	(18,221)
General and administrative expenses	(9,306)	-	(9,306)	(8,722)	-	(8,722)
Real estate owned:
Operating expenses	-	(28,611)	(28,611)	-	(26,739)	(26,739)
Interest expense	-	(14,718)	(14,718)	-	(13,198)	(13,198)
Proceeds from interest rate cap	-	-	-	-	1,093	1,093
Loss from equity method investment	(61)	-	(61)	-	(77)	(77)
Loss on extinguishment of debt	(547)	-	(547)	(3,243)	-	(3,243)
Principal charge-offs (1)	(167,470)	-	(167,470)	(42,827)	-	(42,827)
Loss on real estate owned held-for-sale	-	(362)	(362)	-	-	-
Loss on partial sale of real estate owned	-	(1,640)	(1,640)	-	-	-
Previously recognized depreciation and amortization on portion of real estate owned (2)	-	(2,140)	(2,140)	-	-	-
Distributable (Loss) Earnings	$(139,024)	$(6,730)	$(145,754)	$13,807	$(1,721)	$12,086

Reconciliation to net loss
Principal charge-offs (1)			167,470			42,827
Previously recognized depreciation and amortization on portion of real estate owned (2)			2,140			-
Provision for current expected credit loss reserve			(230,612)			(103,888)
Valuation adjustment for loan receivable held-for-sale			(41,767)			-
Depreciation and amortization			(1,283)			(5,222)
Amortization of above and below market leases, net			(688)			(708)
Stock-based compensation expense			(9,836)			(8,352)
Unrealized loss on interest rate cap			-			(1,092)
Net loss			$(260,330)			$(64,349)
(1)
For the six months ended June 30, 2025, amount includes (i) a $6.5 million charge-off of accrued interest receivable related to the discounted payoff of a land loan in March 2025 and the anticipated mortgage foreclosures on multifamily properties in July 2025 and (ii) a $0.5 million charge-off of an exit fee related to the discounted payoff of a land loan in March 2025.
(2)
Reflects previously recognized depreciation and amortization on the portion of our mixed-use real estate owned asset that was sold during the three months ended June 30, 2025. Amount not previously recognized in Distributable Earnings (Loss).

Note 16. Subsequent Events

We have evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that the following transactions or events have occurred:

1.
In July 2025, we received repayment of a risk rated 5 multifamily loan receivable with an unpaid principal balance of $390.0 million and carrying value net of a specific CECL reserve of $350.0 million. See Note 3 for further detail.
2.
In July 2025, we completed mortgage foreclosures on three multifamily properties located in Dallas, TX. Prior to such mortgage foreclosures, the multifamily properties represented the collateral for two senior loans with a combined unpaid principal balance of $135.5 million, net of principal charge-offs recognized as of June 30, 2025, which were risk rated 5 and on non-accrual status. Prior to such principal charge-offs, the two senior loans had a combined unpaid principal balance of $158.4 million. See Note 3 for further detail.

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

I. Key Financial Measures and Indicators

As a CRE finance company, we believe the key financial measures and indicators for our business are net income (loss) per share, Distributable Earnings (Loss) per share, Distributable Earnings per share prior to realized gains and losses, which includes charge-offs of principal, accrued interest receivable, and/or exit fees, dividends declared per share, book value per share, adjusted book value per share, Net Debt-to-Equity Ratio and Total Leverage Ratio. During the three months ended June 30, 2025, we had net loss per share of $1.30, Distributable Loss per share of $0.77, Distributable Earnings per share prior to realized gains and losses of $0.10, and our Board did not declare any dividends. As of June 30, 2025, our book value per share was $12.27, our adjusted book value per share was $13.27, our Net Debt-to-Equity Ratio was 2.2x, and our Total Leverage Ratio was 2.6x. We use Net Debt-to-Equity Ratio and Total Leverage Ratio, financial measures which are not prepared in accordance with GAAP, to evaluate our financial leverage, which in the case of our Total Leverage Ratio, makes certain adjustments that we believe provide a more conservative measure of our financial condition.

Net Loss Per Share and Dividends Declared Per Share

The following table sets forth the calculation of basic and diluted net loss per share and dividends declared per share ($ in thousands, except share and per share data):

	Three Months Ended
	June 30, 2025	March 31, 2025
Net loss	$(181,707)	$(78,623)
Weighted average shares of common stock outstanding, basic and diluted	140,105,546	139,475,685
Basic and diluted net loss per share of common stock	$(1.30)	$(0.56)
Dividends declared per share of common stock	$-	$-

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

The table below summarizes the reconciliation from weighted average diluted shares under GAAP to the weighted average diluted shares used for Distributable Loss and Distributable Earnings prior to realized losses for the three months ended June 30, 2025 and March 31, 2025:

	Three Months Ended
Weighted Averages	June 30, 2025	March 31, 2025
Diluted Shares - GAAP	140,105,546	139,475,685
Unvested RSUs	2,817,086	2,717,009
Diluted Shares - Distributable Loss	142,922,632	142,192,694

The following table provides a reconciliation of net loss to Distributable Loss and Distributable Earnings prior to realized losses ($ in thousands, except share and per share data):

	Three Months Ended
	June 30, 2025	March 31, 2025
Net loss	$(181,707)	$(78,623)
Adjustments:
Non-cash stock-based compensation expense	4,762	5,074
Provision for current expected credit loss reserve	189,489	41,123
Depreciation and amortization expense	845	438
Amortization of above and below market lease values, net	334	354
Loss on extinguishment of debt	-	547
Valuation adjustment for loan receivable held-for-sale	(827)	42,594
Loss on real estate owned held-for-sale	313	49
Loss on partial sale of real estate owned	1,640	-
Distributable Earnings prior to realized losses	$14,849	$11,556
Loss on extinguishment of debt	-	(547)
Principal charge-offs (1)	(120,817)	(46,653)
Loss on real estate owned held-for-sale	(313)	(49)
Loss on partial sale of real estate owned	(1,640)	-
Previously recognized depreciation and amortization on portion of real estate owned (2)	(2,140)	-
Distributable Loss	$(110,061)	$(35,693)
Weighted average diluted shares - Distributable Loss	142,922,632	142,192,694
Diluted Distributable Earnings per share prior to realized gains and losses	$0.10	$0.08
Diluted Distributable Loss per share	$(0.77)	$(0.25)
(1)
For the three months ended June 30, 2025, amount includes a $2.9 million charge-off of accrued interest receivable related to the anticipated mortgage foreclosures on multifamily properties in July 2025. For the three months ended March 31, 2025, amount includes a $3.5 million charge-off of accrued interest receivable and a $0.5 million charge-off of an exit fee related to the discounted payoff of a land loan.
(2)
Reflects previously recognized depreciation and amortization on the portion of our mixed-use real estate owned asset that was sold during the three months ended June 30, 2025. Amount not previously recognized in Distributable Earnings (Loss).

Book Value Per Share

We believe that presenting book value per share adjusted for our general current expected credit loss reserve and accumulated depreciation and amortization on our real estate owned held-for-investment is useful for investors as it enhances the comparability to our peers who may not hold real estate investments. Further, we believe that our investors and lenders consider book value excluding these items as an important metric related to our overall capitalization.

The following table sets forth the calculation of our book value and our adjusted book value per share, a non-GAAP financial measure, as of June 30, 2025 and December 31, 2024 ($ in thousands, except share and per share data):

	June 30, 2025	December 31, 2024
Total Equity	$1,757,030	$2,008,086
Number of shares of common stock outstanding and RSUs	143,188,717	142,187,015
Book Value per share(1)	$12.27	$14.12
Add back: accumulated depreciation and amortization on real estate owned and related lease intangibles	0.03	0.03
Add back: general CECL reserve	0.97	1.02
Adjusted Book Value per share	$13.27	$15.17

(1)
Calculated as (i) total equity divided by (ii) number of shares of common stock outstanding and RSUs at period end.

II. Our Portfolio

The below table summarizes our loans receivable held-for-investment as of June 30, 2025 ($ in thousands):

					Weighted Average(3)
	Number of Loans	Loan Commitment(1)	Unpaid Principal Balance	Carrying Value(2)	Yield to Maturity(4)	Term to Initial Maturity	Term to Fully Extended Maturity(5)	Weighted Average Origination LTV (6)	Weighted Average Adjusted LTV (7)
Senior and subordinate loans	42	$5,607,990	$5,213,147	$5,014,041	7.0%	0.5 years	1.4 years	70.4%	74.8%

(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Net of specific CECL reserve of $193.5 million.
(3)
Weighted averages are based on unpaid principal balance.
(4)
Represents the weighted average annualized yield to initial maturity of each loan, inclusive of coupon, and fees received, based on the applicable floating benchmark rate/floors (if applicable), in place as of June 30, 2025. For loans placed on non-accrual, the annualized yield to initial maturity used in calculating the weighted average annualized yield to initial maturity is 0%. Excluding two loans for which we acquired legal title to the underlying collateral asset through mortgage foreclosures in July 2025, the weighted average yield to maturity at June 30, 2025 is 7.2%.
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

Sales of Loans Receivable

The following table summarizes our loans receivable sold during the six months ended June 30, 2025 ($ in thousands):

Property Type (1)	Location	Loan Commitment	Unpaid Principal Balance	Carrying Value Before Principal Charge-Off / Valuation Allowance	Cumulative Principal Charge-Off / Valuation Allowance	Carrying Value Upon Sale	Risk Rating (2)
For Sale Condo (3)	CA	$247,260	$223,491	$223,491	$(77,100)	$146,391	4
Hospitality (4)	CA	101,059	101,059	101,299	(315)	100,984	3
Hospitality (5)	CA	80,408	80,408	80,408	(23,782)	56,626	4
Total		$428,727	$404,958	$405,198	$(101,197)	$304,001

(1)
For each loan receivable sold, the financial asset was legally isolated, control of the financial asset was transferred to the transferee, the transfer imposed no condition that would constrain the transferee from pledging the financial asset received, and we have no continuing involvement with the transferred financial asset. As such, we have determined each transaction constituted a sale.
(2)
Reflects risk rating of the loan receivable prior to the loan sale or reclassification to held-for-sale
(3)
Principal charge-offs and valuation allowance attributable to the delinquency of the loan and its $23.8 million of remaining unfunded commitments. During the six months ended June 30, 2025, we recognized a further adjustment to reduce the held-for-sale carrying value of this loan by $41.8 million as a result of additional protective advances made and a reduction in anticipated proceeds from the sale, which is reflected as a valuation adjustment for loan receivable held-for-sale on our consolidated statement of operations. Effective October 1, 2024, this loan was placed on non-accrual status. This loan was sold in May 2025
(4)
Loan classified as held-for-sale as of December 31, 2024 and sold in January 2025. Principal charge-off recognized upon reclassification to held-for-sale as of December 31, 2024
(5)
In June 2025, this loan was sold. Principal charge-off attributable to the diminution in value of the collateral asset, and prorations and transaction costs related to the sale.

Portfolio Activity and Overview

The following table summarizes changes in unpaid principal balance for our loans receivable held-for-investment ($ in thousands):

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Unpaid principal balance, beginning of period	$5,984,101	$6,200,290
Advances on existing loans	48,357	90,248
Repayments of loans receivable	(569,921)	(785,345)
Principal charge-offs	(22,289)	(64,945)
Sale of loan receivable	(80,408)	(80,408)
Transfer to real estate owned, held-for-investment (See Note 5)	(146,693)	(146,693)
Total fundings, net of repayments, sales, and transfers to real estate owned	(770,954)	(987,143)
Unpaid principal balance, end of period	$5,213,147	$5,213,147

The following table details our individual loans receivable held-for-investment based on unpaid principal balances as of June 30, 2025 ($ in thousands):

Loan Number	Loan Type	Origination Date	Loan Commitment(1)	Unpaid Principal Balance	Carrying Value (2)	Origination LTV(3)	Fully Extended Maturity(4)	Property Type (5)	Construction (5,6)	Location	Risk Rating
1	Senior	12/16/2021	$405,000	$402,341	$366,800	n/m	7/31/2025	Multifamily	-	CA	5
2 (7)	Senior	11/1/2019	390,000	390,000	350,000	n/m	8/1/2025	Multifamily	-	NY	5
3	Senior	7/12/2018	235,000	235,000	236,350	52.9%	8/1/2028	Hospitality	-	NY	3
4	Senior	6/30/2022	227,000	224,938	225,260	63.9%	6/30/2029	Hospitality	-	CA	3
5	Senior	8/17/2022	235,000	220,000	220,252	68.3%	8/17/2027	Hospitality	-	CA	3
6	Senior	9/26/2019	319,900	212,574	212,574	68.0%	3/31/2026	Office	-	GA	4
7	Senior	4/14/2022	187,480	176,376	176,247	55.7%	4/14/2027	Multifamily	-	MI	3
8	Senior	1/14/2022	170,000	170,000	170,000	64.8%	1/14/2027	Multifamily	-	CO	4
9	Senior	5/13/2022	173,601	163,057	162,169	67.6%	5/13/2027	Mixed-Use	Y	VA	3
10	Senior	9/2/2022	176,257	162,464	161,518	60.0%	9/2/2027	Multifamily	Y	UT	3
11	Senior	1/9/2018	155,655	155,655	120,100	n/m	1/9/2024	Land	-	VA	5
12	Senior	9/8/2022	160,000	155,000	154,911	63.5%	9/8/2027	Multifamily	-	AZ	4
13	Senior	2/28/2019	150,000	150,000	150,000	72.2%	2/28/2024	Office	-	CT	4
14	Senior	12/30/2021	136,500	136,500	136,329	76.7%	12/30/2025	Multifamily	-	PA	3
15	Senior	4/26/2022	151,698	136,355	121,000	66.7%	4/26/2027	Multifamily	-	TX	5
16	Senior	12/10/2021	130,000	130,000	130,000	75.6%	12/10/2026	Multifamily	-	VA	3
17	Senior	6/17/2022	126,535	126,535	126,535	62.8%	6/17/2027	Multifamily	-	TX	3
18	Subordinate	12/9/2021	125,000	125,000	124,908	80.3%	1/1/2027	Office	-	IL	3
19	Senior	4/29/2019	117,323	115,489	114,420	61.5%	10/29/2026	Mixed-Use	-	NY	3
20	Senior	7/20/2021	113,500	113,500	113,841	76.2%	7/20/2026	Multifamily	-	IL	3
21	Senior	2/13/2020	123,910	111,542	88,900	n/m	2/13/2026	Office	-	CA	5
22 (8)	Senior	3/1/2022	113,116	110,200	110,200	n/m	2/28/2027	Multifamily	-	TX	5
23	Senior	11/4/2022	135,000	106,785	106,568	43.1%	11/9/2026	Other	Y	MA	3
24	Senior	7/30/2024	104,455	102,376	101,031	82.4%	10/21/2026	Other	-	NJ	3
25	Senior	8/2/2021	97,000	95,214	94,827	68.5%	8/2/2026	Office	-	CA	4
26	Senior	12/21/2022	112,100	89,576	88,991	60.9%	12/21/2027	Multifamily	Y	WA	3
27	Senior	12/21/2018	87,741	87,741	88,166	50.6%	6/21/2022	Land	-	NY	4
28	Senior	12/15/2021	86,000	86,000	86,000	58.5%	12/15/2026	Mixed-Use	-	TN	3
29	Senior	8/1/2022	115,250	78,500	78,500	82.1%	7/30/2026	Hospitality	Y	NY	4
30	Senior	1/10/2022	117,961	77,624	77,146	65.0%	1/9/2027	Other	-	PA	3
31	Senior	12/22/2021	83,901	76,060	60,300	n/m	12/22/2026	Multifamily	-	TX	5
32	Senior	7/27/2022	76,000	75,550	75,645	66.1%	7/27/2027	Multifamily	-	UT	3
33	Senior	2/2/2022	90,000	71,299	70,982	66.3%	2/2/2027	Office	-	WA	4
34	Senior	8/27/2021	81,210	67,892	40,300	n/m	8/27/2026	Office	-	GA	5
35	Senior	7/31/2019	67,000	67,000	67,000	42.4%	1/30/2022	Land	-	NY	4
36	Senior	1/19/2022	73,677	59,825	59,619	51.2%	1/19/2027	Hospitality	-	TN	3
37	Senior	4/5/2019	37,345	37,345	37,345	n/m	4/5/2028	Other	-	Other	3
38	Senior	4/5/2019	30,000	30,000	30,000	49.0%	4/6/2026	Other	-	NY	3
39	Senior	4/18/2019	30,000	30,000	30,000	71.4%	5/1/2025	Land	-	MA	3
40 (8)	Senior	2/4/2022	30,789	25,300	25,300	n/m	2/4/2027	Multifamily	-	TX	5
41	Senior	2/17/2022	28,479	24,927	22,400	n/m	2/17/2027	Multifamily	-	TX	5
42	Senior	7/1/2019	1,607	1,607	1,607	n/m	12/30/2020	Other	-	Other	5

Total			5,607,990	5,213,147	5,014,041
General CECL reserve					(132,595)
Grand Total/Weighted Average			$5,607,990	$5,213,147	$4,881,446				13%		3.8

(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Net of specific CECL reserve of $193.5 million.
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
(5)
Classification of property type and construction status reflect the state of collateral as of June 30, 2025.
(6)
Percent of total construction loans based on loan commitments as of June 30, 2025.
(7)
In July 2025, this loan was repaid in accordance with the terms of the modified loan agreement.
(8)
In July 2025, we acquired legal title to the underlying collateral asset through a mortgage foreclosure.

Real Estate Owned

On February 8, 2021, we acquired legal title to a portfolio of seven limited service hotels located in New York, NY through a foreclosure and assumed the securitized senior mortgage. As of December 31, 2024, we determined that our hotel portfolio had met the held-for-sale criteria and, accordingly, we reflected this asset as real estate owned held-for-sale on our consolidated balance sheet. Concurrent with this classification, we recognized an $80.5 million loss based upon the anticipated sales price, less estimated costs to sell. During the six months ended June 30, 2025, we continued to pursue the sale of this asset and, as of June 30, 2025, it remains classified as held-for-sale. During the six months ended June 30, 2025, we incurred $362,000 of capital expenditures at our hotel portfolio, which is reflected as an additional loss on real estate owned held-for-sale on our consolidated statement of operations. As of June 30, 2025, approximately $9.4 million of our restricted cash, $7.5 million of our other assets, $10.0 million of our other liabilities, and $235.0 million of our debt related to real estate owned hotel portfolio relate to this real estate owned assets. We have determined this anticipated sale does not reflect a strategic shift and therefore does not qualify for presentation as a discontinued operation.

On June 30, 2023, we acquired legal title to a mixed-use property located in New York, NY and the equity interests in the borrower through an assignment-in-lieu of foreclosure and is comprised of office, retail, and signage components. As of June 30, 2025, the mixed-use property appears as part of real estate owned, net and related lease intangibles appear within other assets and other liabilities on our consolidated balance sheet. In April 2025, we entered into a binding agreement to sell five floors of primarily office space to an unaffiliated purchaser for a gross sales price of $28.8 million. This sale occurred in June 2025 and resulted in a loss on sale of $1.6 million and proceeds, net of transaction costs and prorations, of $26.8 million.

On May 28, 2025, we acquired legal title to a multifamily property located in Phoenix, AZ through a mortgage foreclosure. Prior to such date, the multifamily property represented the underlying collateral for a senior loan with an unpaid principal balance of $50.2 million. During the year ended December 31, 2024, the borrower defaulted on the loan and, in anticipation of the mortgage foreclosure, we recognized a specific CECL reserve of $7.2 million, resulting in a carrying value of $42.8 million. Upon the mortgage foreclosure, we recognized a reversal of the specific CECL reserve of $0.3 million prior to recognizing a principal charge-off of $6.9 million based upon the multifamily property’s $42.8 million estimated fair value as determined by a third-party appraisal and assumption of $0.3 million of net working capital. The fair value was determined using a market capitalization rate of 5.25%. In connection with the mortgage foreclosure, we incurred $0.1 million of transaction costs. As of June 30, 2025, the multifamily property appears as part of real estate owned, net and related lease intangibles appear within other assets on our consolidated balance sheet.

On June 12, 2025, we acquired legal title to a multifamily property located in Henderson, NV through a mortgage foreclosure. Prior to such date, the multifamily property represented the underlying collateral for a senior loan with an unpaid principal balance of $96.5 million. During the year ended December 31, 2024, the borrower defaulted on the loan and, in anticipation of the mortgage foreclosure, we recognized a specific CECL reserve of $16.7 million, resulting in a carrying value of $79.4 million. Upon the mortgage foreclosure, we recognized a reversal of the specific CECL reserve of $0.1 million prior to recognizing a principal charge-off of $16.5 million based upon the multifamily property’s $79.4 million estimated fair value as determined by a third-party appraisal and assumption of $0.1 million of net working capital. The fair value was determined using a market capitalization rate of 5.5%. In connection with the mortgage foreclosure, we incurred $0.4 million of transaction costs. As of June 30, 2025, the multifamily property appears as part of real estate owned, net and related lease intangibles appear within other assets on our consolidated balance sheet.

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

Our Manager evaluates the credit quality of each of our loans receivable on an individual basis and assigns a risk rating at least quarterly. We have developed a loan grading system for all of our outstanding loans receivable that are collateralized directly or indirectly by real estate. Grading criteria include, but are not limited to, as-is or as-stabilized debt yield, term of loan, property type, property or collateral location, loan type, structure, collateral cash flow volatility and other more subjective variables that include, but are not limited to, as-is or as-stabilized collateral value, market conditions, industry conditions, borrower/sponsor financial stability, and borrower/sponsor exit plan. While evaluating the credit quality of each loan within our portfolio, we assess these quantitative and qualitative factors as a whole and with no pre-prescribed weight on their impact to our determination of a loan’s risk rating. However, based upon the facts and circumstances for each loan and the overall market conditions, we may consider certain previously mentioned factors more or less relevant than others. We utilize the grading system to determine each loan’s risk of loss and to provide a determination as to whether an individual loan is impaired and whether a specific CECL reserve is necessary. Based on a 5-point scale, the loans are graded “1” through “5,” from less risk to greater risk, respectively. The weighted average risk rating of our total loan portfolio was 3.8 as of June 30, 2025.

Current Expected Credit Losses

The current expected credit loss reserve required under GAAP reflects our current estimate of potential credit losses related to our loan portfolio, which may fluctuate depending on market conditions and changes in our loan portfolio. See Note 2 to our consolidated financial statements for further detail of our current expected credit loss reserve methodology.

During the six months ended June 30, 2025, we recorded a provision for current expected credit losses of $230.6 million, which consisted of an $11.5 million increase of our general CECL reserve, a $184.6 million increase in our specific CECL reserve prior to principal and exit fee charge-offs, and a $34.5 million increase in CECL reserves on accrued interest receivable prior to charge-offs. The increase in our general CECL reserves was primarily attributable to changes in the historical loss rate of the analogous data set and changes in risk ratings, non-accrual status, and expected remaining duration within our loan portfolio, offset by the seasoning of our loan portfolio and a reduction in the size of our loan portfolio subject to determination of the general CECL reserve. The increase in our specific CECL reserves was primarily attributable to specific reserves determined on loans now classified as risk rated 5, changes to collateral values, and protective advances made, offset by principal charge offs recognized as a result of (i) mortgage foreclosures on two loans previously classified as risk rated 5 and (ii) anticipated mortgage foreclosures on two loans currently classified as risk rated 5. The increase in our CECL reserves on accrued interest receivable is attributable to reserving against interest income previously recognized on loans placed on non-accrual status during the six months ended June 30, 2025. As of June 30, 2025, our total current expected credit loss reserve was $378.5 million.

During the six months ended June 30, 2024, we recorded a provision for current expected credit losses of $103.9 million, which consisted of a $55.4 million increase in our general CECL reserve and a $48.5 million increase in our specific CECL reserve prior to principal charge-offs. This increase in our general CECL reserve was primarily attributable to changes in the historical loss rate of the analogous dataset and changes in risk ratings, non-accrual status, and expected remaining duration within our loan portfolio, offset by the reduction in the size of our loan portfolio subject to determination of the general CECL reserve. The increase in our specific CECL reserves was primarily attributable to changes to collateral values and additional protective advances made. As of June 30, 2024, our total current expected credit loss reserve was $213.7 million.

Specific CECL Reserves

In certain circumstances, we may determine that a borrower is experiencing financial difficulty, and, if the repayment of the loan’s principal is collateral dependent, the loan is no longer suited for the WARM model. In these instances, there have been diminutions in the fair value and performance of the underlying collateral asset primarily as a result of reduced tenant and/or capital markets demand for such property types in the markets in which these assets and borrowers operate in. Furthermore, we may recognize a specific CECL reserve if we anticipate assuming legal title and/or physical possession of the underlying collateral property and the fair value of the collateral asset is determined to be below the carrying value of our loan. Additionally, in certain circumstances, we may recognize a specific CECL reserve based upon anticipated proceeds from the disposition of our loan. The following table presents a summary of our risk rated 5 loans receivable held-for-investment as of June 30, 2025 ($ in thousands):

Property Type	Location	Unpaid Principal Balance	Carrying Value Before Specific CECL Reserve	Specific CECL Reserve	Net Carrying Value
Multifamily	CA	$402,341	$402,223	$35,423	$366,800
Multifamily (1)	NY	390,000	390,000	40,000	350,000
Multifamily (4)	TX	136,355	135,840	14,840	121,000
Multifamily (2) (3)	TX	110,200	110,200	-	110,200
Multifamily (4)	TX	76,060	75,936	15,636	60,300
Multifamily (2) (3)	TX	25,300	25,300	-	25,300
Multifamily (4)	TX	24,927	24,866	2,466	22,400
Total Multifamily		1,165,183	1,164,365	108,365	1,056,000
Land	VA	155,655	155,655	35,555	120,100
Total Land		155,655	155,655	35,555	120,100
Office	CA	111,542	111,263	22,363	88,900
Office	GA	67,892	67,494	27,194	40,300
Total Office		179,434	178,757	49,557	129,200
Other (3)	Other	1,607	1,607	-	1,607
Total Other		1,607	1,607	-	1,607
Total		$1,501,879	$1,500,384	$193,477	$1,306,907

(1)
In July 2025, this loan was repaid in accordance with the terms of the modified loan agreement.
(2)
In July 2025, we acquired legal title to the underlying collateral asset through a mortgage foreclosure. As of June 30, 2025, we recognized a principal charge-off for unpaid principal balance deemed uncollectible in anticipation of such mortgage foreclosure.
(3)
Amounts deemed uncollectible have been charged-off as of June 30, 2025.
(4)
Represents loans for which we anticipate assuming legal title and/or physical possession of the underlying collateral properties.

Fair values of collateral assets used to determine specific CECL reserves are calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach. Estimates of fair values used to determine specific CECL reserves as of June 30, 2025 include assumptions of property specific cash flows over estimated holding periods, assumptions of property redevelopment costs, assumptions of leasing activities, discount rates ranging from 6.0% to 9.5%, and market and terminal capitalization rates ranging from 4.75% to 8.25%. These assumptions are based upon the nature of the properties, recent sales and lease comparables, recent and projected property cash flows, and anticipated real estate and capital market conditions.

The following table presents our loan commitment originations, loan commitment realizations, and the amount of principal charge-offs recognized for each origination vintage year as of June 30, 2025 by year of origination ($ in thousands):

		Total by Origination Year as of June 30, 2025
	Total	2025	2024(2)	2023	2022	2021	2020	2019	2018 and Prior
Loan Commitment Originations (1)	$18,126,705	$-	$104,455	$101,059	$3,463,564	$2,959,122	$401,743	$4,056,115	$7,040,647
Loan Commitment Realizations through Repayment or Sale	$11,849,467	$-	$-	$101,059	$733,625	$1,666,411	$276,933	$2,886,592	$6,184,847
Principal Charge-offs from Repayment or Sale	$284,744	$-	$-	$315	$46,484	$8,251	$23,675	$161,586	$44,433
Loan Commitment Realizations through REO (4)	$634,772	$-	$-	$-	$320,868	$-	$-	$-	$313,904
Principal Charge-offs from REO (3)(4)	$112,638	$-	$-	$-	$45,703	$-	$-	$-	$66,935
(1)
Loan commitment upsizes and protective advances subsequent to origination are reflected as increases in loan commitment in the year that the loan was originated.
(2)
Reflects a loan receivable acquired in connection with a full loan repayment.
(3)
Excludes loss recognized in connection with the reclassification of our real estate owned hotel portfolio to held-for-sale and partial sale of our mixed-use real estate owned asset.

(4)
Amounts include loan commitment and principal charge-offs related to two loans for which we acquired legal title to the underlying collateral asset through mortgage foreclosures in July 2025.

Portfolio Financing

Our financing arrangements include repurchase arrangements, a term participation facility, asset-specific financings, debt related to real estate owned hotel portfolio, and secured term loan borrowings.

The following table summarizes our loans portfolio financing ($ in thousands):

	June 30, 2025
	Capacity	Borrowings Outstanding	Weighted Average Spread(1)
Repurchase agreements and term participation facility	$4,995,348	$2,912,530	+ 2.84%
Notes payable	195,830	170,009	+ 3.23%
Secured term loan	714,011	714,011	+ 4.50%
Debt related to real estate owned hotel portfolio	235,000	235,000	+ 3.18%
Total/Weighted Average	$6,140,189	$4,031,550	+ 3.17%

(1)
Weighted average spread over the applicable benchmark rate is based on unpaid principal balance. SOFR as of June 30, 2025 was 4.32%.

See Note 6 to our consolidated financial statements for additional details.

Repurchase Agreements and Term Participation Facility

We finance certain of our loans and multifamily real estate owned properties using repurchase agreements and a term participation facility. As of June 30, 2025, aggregate borrowings outstanding under our repurchase agreements and term participation facility totaled $2.9 billion, with a weighted average spread of SOFR plus 2.84% per annum based on unpaid principal balance. As of June 30, 2025, the loans receivable securing the outstanding borrowings under these facilities had a weighted average term to initial maturity and fully extended maturity of 0.6 years and 1.5 years, respectively, assuming all conditions to extend are met. Further, we have a repurchase agreement that specifically provides for the ability to finance (i) loans receivable, including those which may be delinquent or in default, and (ii) real estate owned assets subsequent to assuming legal title and/or physical possession of the underlying collateral property. As of June 30, 2025, $95.4 million of borrowings outstanding relate to our multifamily real estate owned assets.

Each repurchase agreement contains “margin maintenance” provisions, which are designed to allow the counterparty to require the delivery of cash or other assets to de-lever financings on assets that are determined to have experienced a diminution in value. Since inception through June 30, 2025, we have not received any margin calls under any of our repurchase agreements.

Loan Participations Sold

We may finance certain of our loans via the sale of a participation in such loans, and we present the loan participations sold as a liability on our consolidated balance sheet when such arrangements do not qualify as sales under GAAP. As of June 30, 2025, we had no loan participations sold.

Notes Payable

We finance certain of our loans via secured financings that are term matched to the underlying loan, some of which are partially recourse to us. We refer to such financings as notes payable and they are secured by the related loans receivable. As of June 30, 2025, two of our loans were financed with notes payable.

Secured Term Loan

We have a secured term loan which we originally entered into on August 9, 2019. Our secured term loan is presented net of any original issue discount and transaction expenses which are deferred and recognized as interest expense over the life of the loan using the effective interest method. The secured term loan matures on August 9, 2026 and as of June 30, 2025 has an unpaid principal balance of $714.0 million and a carrying value of $708.4 million.

Debt Related to Real Estate Owned Hotel Portfolio

On February 8, 2021 we assumed a $300.0 million securitized senior mortgage in connection with a foreclosure on a hotel portfolio. Subsequently, we entered into modifications of our debt related to real estate owned hotel portfolio to provide for, among other things, total principal payments of $25.0 million, an extension of the contractual maturity date to February 9, 2025, and the designation of a portion of the loan becoming partial recourse to us. Concurrent with each modification, we acquired interest rate caps with notional amounts equal to the borrowing outstanding, strike rates ranging from 3.0% to 5.0%, and maturity dates matching the associated financing. Upon maturity in February 2025 and subsequent thereto, we entered into forbearance agreements with our lender through September 9, 2025 and concurrently repaid $5.0 million of the principal balance. During the forbearance period, interest accrued at additional rates ranging from 3.0% to 5.0% per annum. On June 9, 2025, we refinanced our debt related to real estate owned hotel portfolio with a non-recourse senior mortgage in the amount of $235.0 million. Such financing matures on June 9, 2027, and we may extend the maturity to June 9, 2030 pursuant to three one-year extension options, subject to meeting prescribed conditions. As of June 30, 2025, our debt related to real estate owned hotel portfolio has an unpaid principal balance of $235.0 million, a carrying value of $229.6 million and a stated rate of SOFR plus 3.18%. See Derivatives below for further detail of our interest rate cap.

Derivatives

On June 2, 2021 and in connection with our debt related to real estate owned hotel portfolio, we acquired an interest rate cap with a notional amount of $290.0 million, a strike rate of 3.00%, and a maturity date of February 15, 2024. Such interest rate cap effectively limited the maximum interest rate of our debt related to real estate owned hotel portfolio to 5.83% through its then maturity. Subsequent thereto and in connection with modifications of our debt related to real estate owned hotel portfolio, we acquired interest rate caps with maturity dates and notional amounts equal to that of the then maturity dates and outstanding principal balance of our debt related to real estate owned hotel portfolio, respectively, and strike rates of 5.00%. Through the contractual maturity of our debt related to real estate owned hotel portfolio, the interest rate caps effectively limited the maximum interest rate of our debt related to real estate owned hotel portfolio to 7.94%. Concurrent with refinancing our debt related to real estate owned hotel portfolio in June 2025, we acquired an interest rate cap for a price of $71,000 with a notional amount of $235.0 million, a strike rate of 6.79%, and a maturity date of June 2027, which effectively limits the maximum interest rate of our debt related to real estate owned hotel portfolio to 9.97%.

Changes in the fair value of our interest rate cap are recorded as an unrealized gain or loss on interest rate cap on our consolidated statements of operations and the fair value is recorded in other assets on our consolidated balance sheets. Proceeds received from our counterparty related to the interest rate cap are recorded as proceeds from interest rate cap on our consolidated statements of operations. As of June 30, 2025 and December 31, 2024, the fair values of our interest rate caps were de minimis. During the three months ended June 30, 2025 and 2024, we recognized $0.0 million and $0.2 million, respectively, of proceeds from interest rate cap. During the six months ended June 30, 2025 and 2024, we recognized $0.0 million and $1.1 million, respectively, of proceeds from interest rate cap.

Financial Covenants

Our financing agreements generally contain certain financial covenants. For example, our ratio of earnings before interest, taxes, depreciation, and amortization to interest charges (“Interest Coverage Ratio”), as calculated in accordance with our repurchase agreements and term participation facility, shall not be less than 1.1 to 1.0, whereas our ratio of earnings before interest, taxes, depreciation, and amortization to interest charges as calculated in accordance with our secured term loan agreement shall not be less than 1.5 to 1.0. Further, our tangible net worth, as calculated in accordance with our repurchase agreements, shall not be less than $1.7 billion, whereas our tangible net worth, as calculated in accordance with our secured term loan agreement, which permits us to make certain adjustments for our current expected credit loss reserve, shall not be less than $1.86 billion as of each measurement date. Additionally, (i) cash liquidity shall not be less than the greater of (x) $20 million or (y) 3% of our recourse indebtedness (which includes our secured term loan); and (ii) our indebtedness shall not exceed 77.8% of our total assets, which is the most restrictive indebtedness covenant as of the reporting date. As of June 30, 2025, we are in compliance with all financial covenants under our financing agreements. Commencing with the quarter ending December 31, 2025, our Interest Coverage Ratio shall not be less than 1.3 to 1.0. Further, commencing July 1, 2025, our cash liquidity shall not be less than the greater of (x) $20 million or (y) 5% of our recourse indebtedness (which includes our secured term loan).

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

The following table summarizes our non-consolidated senior interest and related retained subordinate interest, excluding for loans classified as held-for-sale, as of June 30, 2025 ($ in thousands):

	Loan Count	Loan Commitment	Unpaid Principal Balance	Carrying Value	Weighted Average Interest Rate (1)	Term to Initial Maturity (in years)	Term to Fully Extended Maturity (in years) (2)
Fixed rate non-consolidated senior loans	1	$830,000	$830,000	N/A	3.47%	1.5	1.5
Retained fixed rate subordinate loans	1	$125,000	$125,000	$124,908	8.50%	1.5	1.5

(1)
Weighted average is based on unpaid principal balance.
(2)
Term to fully extended maturity is determined based on the maximum maturity of each of the corresponding loans, assuming all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.

Floating and Fixed Rate Portfolio

Our business model seeks to minimize our exposure to changing interest rates by originating floating rate loans and financing them with floating rate liabilities. Further, we seek to match the benchmark index in the floating rate loans we originate with the benchmark index used in the related floating rate financings. Generally, we use SOFR as the benchmark index in both our floating rate loans and floating rate financings. As of June 30, 2025, 97.6% of our loans receivable held-for-investment based on unpaid principal balance were floating rate and indexed to SOFR. All of our encumbered floating rate loans, our real estate owned hotel portfolio, and our real estate owned multifamily properties were financed with floating rate liabilities indexed to SOFR, which resulted in approximately $1.1 billion of net floating rate exposure.

The following table details our net floating rate exposure as of June 30, 2025 ($ in thousands):

Net Floating Rate Exposure(1)
Floating rate loans receivable	$5,086,540
Floating rate liabilities secured by loans receivable	(2,987,188)
Net floating rate exposure - loan portfolio	2,099,352
Floating rate liabilities secured by real estate owned	(330,351)
Secured term loan	(714,011)
Net floating rate exposure - total portfolio	$1,054,990

(1)
SOFR as of June 30, 2025 was 4.32%. Net floating rate exposure includes $645.5 million related to loans on non-accrual status, of which $32.6 million relates to loans which we acquired legal title to the collateral asset through a mortgage foreclosure in July 2025.

As of June 30, 2025 and aside from our interest rate cap on our debt related to real estate owned hotel portfolio, we do not employ interest rate derivatives (interest rate swaps, caps, collars or floors) to hedge our asset or liability portfolio, but we may do so in the future.

Results of Operations – Three Months Ended June 30, 2025 and March 31, 2025

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

Operating Results

The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2025, and March 31, 2025 ($ in thousands, except per share data):

	Three Months Ended
	June 30, 2025	March 31, 2025	$ Change
Revenue
Interest and related income	$108,138	$118,038	$(9,900)
Less: interest and related expense	81,995	89,227	(7,232)
Net interest income	26,143	28,811	(2,668)
Revenue from real estate owned	25,489	14,564	10,925
Total net revenue	51,632	43,375	8,257
Expenses
Management fees - affiliate	8,197	8,397	(200)
General and administrative expenses	5,036	4,270	766
Stock-based compensation expense	4,762	5,074	(312)
Real estate owned:
Operating expenses	15,696	12,915	2,781
Interest expense	8,164	6,554	1,610
Depreciation and amortization	845	438	407
Total expenses	42,700	37,648	5,052
Loss on partial sale of real estate owned	(1,640)	-	(1,640)
Loss from equity method investment	(24)	(37)	13
Loss on extinguishment of debt	-	(547)	547
Loss on real estate owned held-for-sale	(313)	(49)	(264)
Provision for current expected credit loss reserve	(189,489)	(41,123)	(148,366)
Valuation adjustment for loan receivable held-for-sale	827	(42,594)	43,421
Net loss	$(181,707)	$(78,623)	$(103,084)
Net loss per share of common stock:
Basic and diluted	$(1.30)	$(0.56)	$(0.74)

Comparison of the three months ended June 30, 2025 and March 31, 2025

Net Revenue

Total net revenue increased $8.3 million during the three months ended June 30, 2025, compared to the three months ended March 31, 2025. The increase is primarily due to an increase in revenue from real estate owned of $10.9 million due to higher overall average occupancy, average daily rate (“ADR”), and revenue per available room (“RevPAR”) levels at the hotel portfolio compared to the three months ended March 31, 2025 due to the impact of expected seasonality, and income recognized from the multifamily properties we foreclosed on during the three months ended June 30, 2025. Such amount is partially offset by a decrease in net interest income of $2.7 million, which was driven by a decrease in interest income of $9.9 million as a result of decreased average loans receivable balances, partially offset by a decrease in interest expense of $7.2 million as a result of lower average borrowing levels during the three months ended June 30, 2025 compared to the three months ended March 31, 2025 as a result of loan repayments and loan sales during the quarter in addition to incremental deleveraging.

Expenses

Expenses are primarily comprised of base management fees payable to our Manager, general and administrative expenses, stock-based compensation expense, operating expenses from real estate owned, interest expense from the debt related to real estate owned hotel portfolio, and depreciation and amortization on real estate owned and related in-place and other lease intangible values. Expenses increased by $5.1 million during the three months ended June 30, 2025, as compared to the three months ended March 31, 2025, primarily due to:

(i)
an increase in operating expenses from real estate owned of $2.8 million during the comparative period, due to higher variable operating expenses in connection with higher occupancy levels at the hotel portfolio due to the impact of expected seasonality, and operating expenses incurred from the multifamily properties we foreclosed on during the three months ended June 30, 2025;
(ii)
an increase in interest expense on real estate owned of $1.6 million due to additional interest being incurred on the debt related to the hotel portfolio pursuant to forbearance agreements prior to its refinancing on June 9, 2025, an increase in deferred financing costs recognized on the debt related to the hotel portfolio during the three months ended June 30, 2025 due to refinancing costs incurred, and interest expense recognized on debt related to the multifamily properties we foreclosed on during the three months ended June 30, 2025;
(iii)
an increase in general and administrative expenses of $0.8 million primarily as a result of an increase in certain non-recurring charges incurred over the comparative period;
(iv)
an increase in depreciation and amortization from real estate owned of $0.4 million due to depreciation expense and amortization of in-place lease intangible values recognized at the multifamily properties we foreclosed on during the three months ended June 30, 2025;

Loss on Partial Sale of Real Estate Owned

During the three months ended June 30, 2025 we sold five floors of primarily office space in our mixed-use property to an unaffiliated purchaser for a gross sales price of $28.8 million, which resulted in a loss on sale of $1.6 million. There was no such loss recognized during the three months ended March 31, 2025.

Loss from Equity Method Investment

During the three months ended June 30, 2025 and the three months ended March 31, 2025, we recognized de minimis losses from our equity method investment as a result of the net losses recognized by our investee during each respective period.

Loss on Extinguishment of Debt

During the three months ended March 31, 2025, we recognized losses on extinguishment of debt of $0.6 million due to the recognition of unamortized deferred financing costs resulting from the repayment of financing balances prior to maturity. No such losses were recognized during the three months ended June 30, 2025.

Loss on Real Estate Owned Held-for-Sale

During the three months ended June 30, 2025 and the three months ended March 31, 2025 we recognized $0.3 million and $49,000 of loss on real estate owned held-for-sale, respectively, as a result of capital expenditures incurred.

Provision for Current Expected Credit Loss Reserve

During the three months ended June 30, 2025, we recorded a provision for current expected credit losses of $189.5 million, which consisted of a $15.4 million increase in our general CECL reserve, a $143.1 million increase in our specific CECL reserve prior to principal charge-offs, and a $31.0 million increase in CECL reserves on accrued interest receivable prior to charge-offs. The increase in our general CECL reserve was primarily attributable to changes in the historical loss rate of the analogous data set and changes in risk ratings, non-accrual status, and expected remaining duration within our loan portfolio, offset by the seasoning of our loan portfolio and a reduction in the size of our loan portfolio subject to determination of the general CECL reserve. The increase of our specific CECL reserves was primarily attributable to specific reserves determined on loans now classified as risk rated 5, changes to collateral values, and protective advances made, offset by offset by principal charge offs recognized as a result of (i) mortgage foreclosures on two loans previously classified as risk rated 5 and (ii) anticipated mortgage foreclosures on two loans currently classified as risk rated 5. The increase in our CECL reserves on accrued interest receivable is attributable to reserving against interest income previously recognized on loans placed on non-accrual status during the three months ended June 30, 2025. During the three months ended March 31, 2025, we recorded a provision for current expected credit losses of $41.1 million, which consisted of a $3.9 million reversal of our general CECL reserve and a $45.0 million increase in our specific CECL reserve prior to principal, accrued interest receivable, and exit fee charge-offs. The reversal of our general CECL reserve was primarily attributable to changes in the historical loss rate of the analogous data set, seasoning of our loan portfolio and a reduction in the size of our loan portfolio subject to determination of the general CECL reserve. The reversal of our specific CECL reserves was primarily attributable to changes to collateral values, offset by protective advances made.

Valuation Adjustment for Loan Receivable Held-for-Sale

During the three months ended June 30, 2025, we recognized a valuation adjustment of $0.8 million for our loan receivable held-for-sale as a result of an increase in anticipated net proceeds from the sale of such loan, primarily due to lower transaction costs than previously estimated. This loan receivable held-for-sale was sold in May 2025. During the three months ended March 31, 2025 we recognized a valuation adjustment of $42.6 million for our loan receivable held-for sale as a result of additional protective advances made and a decrease in anticipated proceeds from the sale of such loan.

Results of Operations – Six Months Ended June 30, 2025 and June 30, 2024

The following table sets forth information regarding our consolidated results of operations for the six months ended June 30, 2025 and 2024 ($ in thousands, except per share data):

	Six Months Ended
	June 30, 2025	June 30, 2024	$ Change
Revenue
Interest and related income	$226,176	$315,976	$(89,800)
Less: interest and related expense	171,222	229,156	(57,934)
Net interest income	54,954	86,820	(31,866)
Revenue from real estate owned	40,053	36,492	3,561
Total net revenue	95,007	123,312	(28,305)
Expenses
Management fees - affiliate	16,594	18,221	(1,627)
General and administrative expenses	9,306	8,722	584
Stock-based compensation expense	9,836	8,352	1,484
Real estate owned:
Operating expenses	28,611	26,739	1,872
Interest expense	14,718	13,198	1,520
Depreciation and amortization	1,283	5,222	(3,939)
Total expenses	80,348	80,454	(106)
Proceeds from interest rate cap	-	1,093	(1,093)
Unrealized loss on interest rate cap	-	(1,092)	1,092
Loss on partial sale of real estate owned	(1,640)	-	(1,640)
Loss from equity method investment	(61)	(77)	16
Loss on extinguishment of debt	(547)	(3,243)	2,696
Loss on real estate owned held-for-sale	(362)	-	(362)
Provision for current expected credit loss reserve	(230,612)	(103,888)	(126,724)
Valuation adjustment for loan receivable held-for-sale	(41,767)	-	(41,767)
Net loss	$(260,330)	$(64,349)	$(195,981)
Net loss per share of common stock:
Basic and diluted	$(1.86)	$(0.48)	$(1.38)

Comparison of the six months ended June 30, 2025 and June 30, 2024

Net Revenue

Total net revenue decreased $28.3 million during the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The decrease is primarily due to a decrease in net interest income of $31.9 million, which was driven by a decrease in interest income of $89.8 million as a result of a reduction in the size of our loan portfolio and an increase in the portion of loans on non-accrual status during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, partially offset by a decrease in interest expense of $57.9 million primarily as a result of lower average borrowing levels. The decrease in total net revenue was partially offset by an increase in revenue from real estate owned of $3.6 million due to higher overall average occupancy, RevPAR, and ADR levels at our hotel portfolio compared to the six months ended June 30, 2024 and income recognized from the multifamily properties we foreclosed on during the six months ended June 30, 2025.

Expenses

Expenses are primarily comprised of base management fees payable to our Manager, general and administrative expenses, stock-based compensation expense, operating expenses from real estate owned, interest expense from debt related to real estate owned hotel portfolio, and depreciation and amortization on real estate owned and related in-place and other lease intangible values. Expenses decreased by $0.1 million during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to:

(i)
a decrease in depreciation and amortization from real estate owned of $3.9 million primarily due to depreciation expense not being recognized on the hotel portfolio during the six months ended June 30, 2025, as it is classified as held-for-sale;
(ii)
a decrease in management fees of $1.6 million as a result of lower stockholders’ equity over the comparative period;

(iii)
partially offset by an increase in operating expenses on real estate owned of $1.9 million during the comparative period, due to higher variable operating expenses in connection with higher occupancy levels at the hotel portfolio, and operating expenses incurred from the multifamily properties we foreclosed on during the six months ended June 30, 2025;
(iv)
further offset by an increase in interest expense on real estate owned of $1.5 million during the comparative period, due to additional interest being incurred on the debt related to the hotel portfolio pursuant to forbearance agreements prior to its refinancing on June 9, 2025, and interest expense recognized on debt related to the multifamily properties we foreclosed on during the six months ended June 30, 2025;
(v)
further offset by an increase in stock-based compensation of $1.5 million during the comparative period, due to forfeitures during the six months ended June 30, 2024 and an increase in stock based compensation expense recognized during the six months ended June 30, 2025.

Proceeds from Interest Rate Cap

Proceeds from interest rate cap decreased $1.1 million during the six months ended June 30, 2025. During the six months ended June 30, 2025, the strike rate on our interest rate cap was 6.79% as compared to the strike rate on our interest rate cap during the six months ended June 30, 2024 which was 5.0%.

Unrealized Loss on Interest Rate Cap

During the six months ended June 30, 2025, we did not recognize an unrealized loss on interest rate cap as the value of the interest rate cap was de minimis at June 30, 2025. During the six months ended June 30, 2024, we recognized a $1.1 million unrealized loss on the interest rate cap due to the remaining duration decreasing as well as prevailing interest rates declining.

Loss on Partial Sale of Real Estate Owned

During the six months ended June 30, 2025 we sold five floors of primarily of office space in our mixed-use property to an unaffiliated purchaser for a gross sales price of $28.8 million, which resulted in a loss on sale of $1.6 million. There was no such loss recognized during the six months ended June 30, 2024.

Loss from Equity Method Investment

During the six months ended June 30, 2025 and the six months ended June 30, 2024, we recognized de minimis losses from our equity method investment as a result of the net losses recognized by our investee during each respective period.

Loss on Extinguishment of Debt

During the six months ended June 30, 2025, we recognized a loss on extinguishment of debt of $0.5 million due to the recognition of unamortized deferred financing costs resulting from the repayment of financing balances prior to maturity. During the six months ended June 30, 2024, we recognized a loss on extinguishment of debt of $3.2 million inclusive of a $1.6 million spread maintenance payment and recognition of $1.6 million of unamortized deferred financing costs resulting from the repayment of financing balances prior to maturity.

Loss on Real Estate Owned Held-for-Sale

During the six months ended June 30, 2025, we recognized an additional $0.4 million of loss on real estate owned held-for-sale as a result of capital expenditures incurred.

Provision for Current Expected Credit Loss Reserve

During the six months ended June 30, 2025, we recorded a provision for current expected credit losses of $230.6 million, which consisted of an $11.5 million increase of our general CECL reserve, a $184.6 million increase in our specific CECL reserve prior to principal and exit fee charge-offs, and a $34.5 million increase in CECL reserves on accrued interest receivable prior to charge-offs. The increase in our general CECL reserves was primarily attributable to changes in the historical loss rate of the analogous data set and changes in risk ratings, non-accrual status, and expected remaining duration within our loan portfolio, offset by the seasoning of our loan portfolio and a reduction in the size of our loan portfolio subject to determination of the general CECL reserve. The increase in our specific CECL reserves was primarily attributable to specific reserves determined on loans now classified as risk rated 5, changes to collateral values, and protective advances made, offset by principal charge offs recognized as a result of (i) mortgage foreclosures on two loans previously classified as risk rated 5 and (ii) anticipated mortgage foreclosures on two loans currently classified as risk rated 5. The increase in our CECL reserves on accrued interest receivable is attributable to reserving against interest income previously recognized on loans placed on non-accrual status during the six months ended June 30, 2025. During the six months ended June 30, 2024, we recorded a provision for current expected credit losses of $103.9 million, which consisted of a $55.4 million increase in our general CECL reserve and a $48.5 million increase in our specific CECL reserve prior to principal charge-offs. This increase in our general CECL reserve was primarily attributable to changes in the historical loss rate of the analogous dataset and changes in risk ratings, non-accrual status, and expected remaining duration within our loan portfolio, offset by the reduction in the size of our loan portfolio subject to determination of the general CECL reserve. The increase in our specific CECL reserves was primarily attributable to changes to collateral values and additional protective advances made.

Valuation Adjustment for Loan Receivable Held-for-Sale

During the six months ended June 30, 2025, we recognized a valuation adjustment of $41.8 million for our loan receivable held-for-sale as a result of additional protective advances made and a decrease in anticipated proceeds from the sale of such loan. This loan receivable held-for-sale was sold in May 2025.

Liquidity and Capital Resources

Capitalization

We have capitalized our business to date primarily through the issuance of shares of our common stock and borrowings under our secured financings and our secured term loan. As of June 30, 2025, we had 139,822,001 shares of our common stock outstanding, representing $1.8 billion of equity, and also had $4.0 billion of outstanding borrowings under our secured financings, our secured term loan, and our debt related to real estate owned hotel portfolio. As of June 30, 2025, our secured financings consisted of five repurchase agreements with capacity of $4.5 billion and a combined outstanding balance of $2.4 billion, a term participation facility with a capacity of $521.6 million and an outstanding balance of $472.5 million, and two asset-specific financings with capacity of $195.8 million and an outstanding balance of $170.0 million. As of June 30, 2025, our secured term loan had an outstanding balance of $714.0 million and our debt related to real estate owned hotel portfolio had an outstanding balance of $235.0 million.

Net Debt-to-Equity Ratio and Total Leverage Ratio

Net Debt-to-Equity Ratio and Total Leverage Ratio are non-GAAP measures that we use to evaluate our financial leverage, which in the case of our Total Leverage Ratio, makes certain adjustments that we believe provide a more conservative measure of our financial condition.

Net Debt-to-Equity Ratio is calculated as the ratio of asset-specific debt (repurchase agreements, term participation facility, loan participations sold, net, notes payable, net, and debt related to real estate owned hotel portfolio, net) and secured term loan, less cash and cash equivalents to total equity.

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

The following table presents our Net Debt-to-Equity Ratios and Total Leverage Ratios as of June 30, 2025 and December 31, 2024 ($ in thousands):

	June 30, 2025	December 31, 2024
Asset-specific debt	$3,311,106	$4,179,372
Secured term loan, net	708,378	709,777
Total debt	4,019,484	4,889,149
Less: cash and cash equivalents	(209,204)	(99,075)
Net Debt	$3,810,280	$4,790,074
Total Equity	$1,757,030	$2,008,086
Net Debt-to-Equity Ratio	2.2x	2.4x
Non-consolidated senior loans	830,000	830,000
Total Leverage	$4,640,280	$5,620,074
Total Leverage Ratio	2.6x	2.8x

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents, interest income from our loans, proceeds from loan repayments, available borrowings under our repurchase agreements based on existing collateral, available borrowing capacity related to our asset-specific financings based on existing collateral, proceeds from the issuance of incremental secured term loan or other corporate debt issuances, and proceeds from the issuance of our common stock. As circumstances warrant, we and our subsidiaries may also issue common equity, preferred equity and/or debt, incur other debt, including term loans, or explore sales of certain of our loans receivable or real estate owned assets from time to time, dependent upon market conditions and available pricing.

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

The following table sets forth, as of June 30, 2025 and December 31, 2024, our sources of available liquidity ($ in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$209,204	$99,075
Approved and undrawn credit capacity(1)	14,583	2,599
Total sources of liquidity	$223,787	$101,674

(1)
Amounts based on existing collateral.

Under the terms of our loan agreements with certain of our borrowers, we require and have oversight of borrower funds held in reserve accounts with third-party loan servicers for our benefit which provide additional collateral support for our loans. Upon the occurrence of certain events or the borrower meeting prescribed conditions in accordance with the terms of the loan agreement, these funds may be transferred by the third-party loan servicers to the borrower subject to our approval. In instances where the borrower is in default under the terms of the loan agreement, we have the ability to direct the third-party loan servicers to release such reserve funds to us to satisfy past due amounts. As of June 30, 2025 and December 31, 2024, reserve balances for loans on non-accrual status or delinquent, loans in maturity default, and/or loans risk rated 5 totaled $12.4 million and $22.2 million, respectively, and such amounts are not reflected on our consolidated balance sheets.

The following table presents a summary of our unencumbered loans receivable held-for-investment as of June 30, 2025 ($ in thousands):

Loan Type	Loan Commitment	Unpaid Principal Balance	Carrying Value (1)	Property Type	Construction	Location	Risk Rating
Subordinate	$125,000	$125,000	$124,908	Office	-	IL	3
Senior	115,250	78,500	78,500	Hospitality	Y	NY	4
Senior	97,000	95,214	94,827	Office	-	CA	4
Senior	81,210	67,892	40,300	Office	-	GA	5
Senior	30,000	30,000	30,000	Land	-	MA	3
Senior	1,607	1,607	1,607	Other	-	Other	5
Total	$450,067	$398,213	$370,142

(1)
Reflects amounts net of specific CECL reserves of $27.2 million.

As of June 30, 2025, our mixed-use real estate owned asset with a carrying value of $114.7 million (including related net lease intangible assets) was unencumbered. In April 2025, we entered into a binding agreement to sell five floors of primarily office space to an unaffiliated purchaser for a gross sales price of $28.8 million. This sale occurred in June 2025 and resulted in a loss on sale of $1.6 million and proceeds, net of transaction costs and prorations, of $26.8 million.

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

On May 10, 2024, we entered into an equity distribution agreement with certain sales agents, pursuant to which we may sell, from time to time, up to an aggregate sales price of $150.0 million of our common stock pursuant to a continuous offering program (the “ATM Agreement”) under our Shelf. Sales of our common stock made pursuant to the ATM Agreement may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. The timing and amount of actual sales will depend on a variety of factors including market conditions, the trading price of our common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the six months ended June 30, 2025, we did not issue any shares of our common stock pursuant to the ATM Agreement, and we incurred $0.5 million of professional and legal fees to establish the program which are included in general and administrative expense on our consolidated statement of operations. As of June 30, 2025, the ATM Agreement has not been utilized, and $150.0 million remained available for issuance of our common stock pursuant to the ATM Agreement.

Liquidity Needs

In addition to our loan origination and acquisition activity, our primary liquidity needs include future fundings to our borrowers on our unfunded loan commitments, interest and principal payments on outstanding borrowings under our financings, operating expenses, accrued management fees, and dividend payments to our stockholders necessary to satisfy REIT dividend requirements. Additionally, certain financial covenants in our financing agreements require us to maintain minimum levels of liquidity. We currently maintain, and seek to maintain, cash and liquidity to comply with minimum liquidity requirements under our financings. We also seek to maintain excess cash and liquidity to meet our primary liquidity needs, which include principal repayment obligations under certain of our secured financings, and seek to meet such short-term and long-term liquidity needs through our primary sources of liquidity as noted above. To the extent a financing is expected to reach final maturity, we may seek replacement financings, extension of existing financings, or other capital solutions as deemed appropriate by management.

During the two-year period ended December 31, 2024, we made deleveraging payments to certain of our financing counterparties in the amounts of $643.1 million. Further, during the six months ended June 30, 2025, we made deleveraging payments to certain of our financing counterparties in the amount of $223.3 million and expect to continue to do so as agreed with our lenders or on an as-needed basis. Our ability to make any future deleveraging payments or required principal repayments will depend upon the results of our operating activities, our total sources of liquidity, our financial condition, and the overall market conditions in which we operate, among other factors. In addition, as market conditions evolve, we expect to continue to work with our secured financing counterparties as needed to seek adjustments to the timing and amount of any required principal repayment obligations; however, there is no assurance that such counterparties will agree to modify the required amount or timing of such repayments.

As of June 30, 2025, we had aggregate unfunded loan commitments of $394.8 million which is comprised of funding for capital expenditures and construction, leasing costs, and carry costs. The timing of these fundings will vary depending on the progress of capital projects, leasing, and cash flows at the properties securing our loans and equity contributions from our borrowers, if required. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets, but are expected to occur over the remaining loan term. In certain circumstances, conditions to funding may not be met by our borrowers and portions of our unfunded loan commitments may never become eligible to be drawn on.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments as of June 30, 2025 were as follows ($ in thousands):

	Payment Timing
	Total Obligations	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Unfunded loan commitments (1)	$394,843	$241,331	$37,575	$115,937	$-
Unfunded loan commitments for non-accrual, maturity default, risk rated 5 and/or delinquent loans (1)	(122,022)	(5,228)	(1,307)	(115,487)	-
Secured financings, term loan agreement, and debt related to real estate owned - principal (2)(3)(4)	4,031,550	1,195,010	2,223,849	612,691	-
Secured financings, term loan agreement, and debt related to real estate owned - interest (2)(3)	498,497	254,107	194,205	50,185	-
Total	$4,802,868	$1,685,220	$2,454,322	$663,326	$-

(1)
The estimated allocation of our unfunded loan commitments for loans receivable held-for-investment is based on the earlier of our expected funding date and the commitment expiration date. As of June 30, 2025, we have $212.1 million of in-place financings to fund our remaining commitments, excluding $14.6 million of approved and undrawn credit capacity based on existing collateral.
(2)
The allocation of our secured financings and secured term loan is based on the earlier of the fully extended maturity date (assuming conditions to extend are met) of each individual corresponding loan receivable or the maximum maturity date under the respective financing agreement, and assumes nine loans that are in maturity default that represent collateral for aggregate borrowings outstanding of $505.4 million that are in maturity default have a contractual obligation to pay in less than one year.

(3)
Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured financing agreements and SOFR in effect as of June 30, 2025, will remain constant into the future. Actual amounts borrowed and rates will vary over time. Our floating rate loans and related liabilities are indexed to SOFR. Totals exclude non-consolidated senior interests.
(4)
In July 2025, we repaid $241.4 million of our secured financings due in less than one year using a portion of the proceeds received from the repayment of a loan receivable.

In certain circumstances, conditions to funding may not be met by our borrowers and portions of our unfunded loan commitments may not become eligible to be drawn on. Of the $394.8 million of unfunded loan commitments for our loans receivable held-for-investment as of June 30, 2025, the following table details the portion of unfunded loan commitments and in-place financings to fund our remaining commitments for loans receivable held-for-investment whereby conditions to funding are not currently being met, including loans on non-accrual status, in maturity default, risk rated 5, and/or which are delinquent in accordance with our revenue recognition policy ($ in thousands):

	Unfunded Loan Commitments	In-place Financing Commitments	Net Loan Commitment
Gross total commitment	$394,843	$212,132	$182,711
Non-accrual, maturity default, risk rated 5 and/or delinquent loans	(122,022)	(61,827)	(60,195)
Net loan commitment	$272,821	$150,305	$122,516

Subject to borrowers meeting future funding conditions provided for in our loan agreements, we expect to fund our $122.5 million of net loan commitments over the remaining maximum term of the related loans, which have a weighted average future funding period of 1.7 years.

We incur to our Manager, payable in cash, a base management fee and incentive fee (to the extent earned), which are generally paid quarterly, in arrears. The tables above do not include the amounts payable to our Manager under the Management Agreement which are reflected as management fee payable - affiliate on our consolidated balance sheet.

Loan Maturities

The following table summarizes the future scheduled repayments of principal for loans receivable held-for-investment as of June 30, 2025 ($ in thousands):

	Initial Maturity		Fully Extended Maturity
Year	Unpaid Principal Balance(1)	Loan Commitment(1)	Unpaid Principal Balance(1)	Loan Commitment(1)
2025 (2)	$2,000,466	$2,076,100	$928,841	$931,500
2026	2,101,647	2,342,283	1,325,932	1,537,449
2027	619,031	697,604	1,969,088	2,147,693
2028	-	-	272,345	272,345
2029	-	-	224,938	227,000
Thereafter	-	-	-	-
Total	$4,721,144	$5,115,987	$4,721,144	$5,115,987

(1)
Excludes $492.0 million in unpaid principal balance and loan commitments of loans receivable held-for-investment that are in maturity default with no available extension options.
(2)
Includes $390.0 million related to a risk rated 5 multifamily loan receivable which repaid in July 2025.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash for the six months ended June 30, 2025 and 2024, respectively ($ in thousands):

	Six Months Ended
	June 30, 2025	June 30, 2024
Net cash flows (used in) provided by operating activities	$(41,633)	$27,013
Net cash flows provided by investing activities	1,023,971	367,046
Net cash flows used in financing activities	(887,918)	(439,551)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$94,420	$(45,492)

We experienced a net increase in cash, cash equivalents, and restricted cash of $94.4 million during the six months ended June 30, 2025, compared to a net decrease of $45.5 million during the six months ended June 30, 2024.

During the six months ended June 30, 2025, we received $767.7 million from loan repayments, received $302.5 million of loan sale proceeds, received $26.9 million from the partial sale of our mixed-use real estate owned property, and received $895.9 million of proceeds from borrowings under our financing arrangements, net of payments for deferred financing costs and exit fees. Additionally, we made $74.9 million of advances on loans and made repayments on financings arrangements of $1.8 billion (inclusive of $223.3 million of deleveraging repayments).

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our REIT taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of June 30, 2025, we were in compliance with all REIT requirements.

Off-Balance Sheet Arrangements

As of June 30, 2025, we had no off-balance sheet arrangements aside from those discussed in Note 3 - Loan Portfolio, Note 4 - Equity Method Investment, and Note 14 - Commitments and Contingencies.

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

To estimate an annual historical loss rate, we obtained historical loss rate data for loans most comparable to our loan portfolio from a commercial mortgage-backed securities database licensed by a third party, Trepp, LLC, which contains historical loss data from January 1, 1999 through June 30, 2025. We believe this CMBS data is the most relevant, available, and comparable dataset to our portfolio.

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

In certain circumstances, we may determine that a loan is no longer suited for the WARM method because (i) it has unique risk characteristics, (ii) we have deemed the borrower/sponsor to be experiencing financial difficulty and the repayment of the loan’s principal is collateral-dependent, (iii) we anticipate assuming legal title and/or physical possession of the underlying collateral property and the fair value of the collateral asset is determined to be below the carrying value of our loan, and/or (iv) recovery of our loan may occur at an amount below our loan’s carrying value. We may instead elect to employ different methods to estimate credit losses that also conform to ASC 326 and related guidance. For such loans, we would separately measure the specific reserve for each loan by using the estimated fair value of the loan’s collateral. In certain circumstances, we may recognize a specific reserve based upon anticipated proceeds from the disposition of our loan. If the estimated fair value of the collateral or anticipated proceeds from the disposition of our loan is less than the carrying value of the loan, an asset-specific reserve is created as a component of our overall current expected credit loss reserve. Specific reserves are equal to the excess of a loan’s carrying value to the estimated fair value of the collateral or anticipated proceeds from the disposition of our loan. If recovery of our loan is expected from the sale of the collateral and such costs will reduce amounts recovered by us, specific reserves are equal to the excess of a loan’s carrying value to the estimated fair value of the collateral less estimated costs to sell.

Fair values of collateral assets used to determine specific CECL reserves are calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach. Estimates of fair values used to determine specific CECL reserves as of June 30, 2025 include assumptions of property specific cash flows over estimated holding periods, assumptions of property redevelopment costs, assumptions of leasing activities, discount rates ranging from 6.0% to 9.5%, and market and terminal capitalization rates ranging from 4.75% to 8.25%. These assumptions are based upon the nature of the properties, recent sales and lease comparables, recent and projected property cash flows, and anticipated real estate and capital market conditions.

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

We account for acquisitions of real estate, including foreclosures, deed-in-lieu of foreclosures, or assignment-in-lieu of foreclosures, in accordance with ASC 805, Business Combinations, which first requires that we determine if the real estate investment is the acquisition of an asset or a business combination. Under this model, we identify and determine the estimated fair value of any assets acquired and liabilities assumed. This generally results in the allocation of the purchase price to the assets acquired and liabilities assumed based on the relative estimated fair values of each respective asset and liability. Debt related to real estate owned hotel portfolio is initially recorded at its estimated fair value at the time of foreclosure, deed-in-lieu of foreclosure, or assignment-in-lieu of foreclosure.

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

There were no impairments of our real estate owned held-for-investment assets through June 30, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

In early 2022, the U.S. Federal Reserve began a campaign to combat inflationary pressures by increasing interest rates, ultimately resulting in benchmark interest rates increasing by 5.25% by the end of 2023. Although the U.S. Federal Reserve has reduced benchmark interest rates as a result of moderating inflation pressures, such benchmark rates remain high relative to recent historical standards. Additionally, the U.S. Federal Reserve has indicated that further changes in benchmark interest rates are dependent upon changes in prices and employment markets. The timing, direction, and extent of any future adjustment to benchmark interest rates by the U.S. Federal Reserve is uncertain, particularly in light of recent global trade tensions. High benchmark interest rates imposed by the U.S. Federal Reserve may continue to increase our interest expense, negatively impact the ability of our borrowers to service their debt, and reduce the value of the CRE collateral underlying our loans. Conversely, in a period of declining interest rates, the interest income on floating rate investments would decline, while any decline in the interest we are charged on our floating rate debt may not equal or exceed the decrease in interest income and the interest expense we incur. Exclusive of the impact of non-accrual loans, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income.

The following table illustrates as of June 30, 2025 the impact on our net interest income and net interest income per share for loans receivable held-for-investment for the twelve-month period following June 30, 2025, assuming a decrease in SOFR of 50 and 100 basis points and an increase in SOFR of 50 and 100 basis points in the applicable interest rate benchmark (based on SOFR of 4.32% as of June 30, 2025) ($ in thousands, except per share data):

Net Floating		Decrease		Increase
Rate Exposure (1)	Change in	100 Basis Points	50 Basis Points	50 Basis Points	100 Basis Points
$1,054,990	Net interest income	$3,268	$1,526	$(1,526)	$(3,052)
	Net interest income per share	$0.02	$0.01	$(0.01)	$(0.02)

(1)
Includes $645.5 million related to loans on non-accrual status, of which $32.6 million relates to loans which we acquired legal title to the collateral asset through mortgage foreclosures in July 2025.

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

Each of our repurchase agreements contain “margin maintenance” provisions, which allow the lender to require the delivery of cash or other assets to reduce the financing amount against loans that have been deemed to have experienced a diminution in value. A substantial deterioration in the commercial real estate capital markets may negatively impact the value of assets financed with lenders that have margin maintenance provisions in their facilities. Certain of our repurchase agreements permit valuation adjustments solely as a result of collateral-specific credit events, while other repurchase agreements contain provisions also allowing our lenders to make margin calls upon the occurrence of adverse changes in the capital markets or as a result of interest rate or spread fluctuations, subject to minimum thresholds, among other factors. As of June 30, 2025, we have not received any margin calls under any of our repurchase agreements.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As of June 30, 2025, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)
None.
(b)
None.
(c)
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description

3.1

Articles of Amendment and Restatement of Claros Mortgage Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated November 5, 2021, filed by the Company, Commission File No. 001-40993)

3.2

Amended and Restated Bylaws of Claros Mortgage Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, dated November 5, 2021, filed by the Company, Commission File No. 001-40993)

10.1+

Fourth Amended and Restated Short-Term Extension Letter Agreement by and among Claros Mortgage Trust, Inc., CMTG WF Finance LLC, CMTG WF Finance Holdco LLC, and Wells Fargo Bank, National Association, dated as of April 2, 2025 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, dated May 7, 2025, filed by the Company, Commission File No. 001-40993)

10.2

Amendment No. 4 to Master Repurchase and Securities Contract by and between CMTG WF Finance LLC and Wells Fargo Bank, National Association, dated as of April 30, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated May 5, 2025, filed by the Company, Commission File No. 001-40993)

10.3

Amended and Restated Uncommitted Master Repurchase Agreement by and among CMTG JNP Finance LLC, Claros Mortgage Trust, Inc. and JPMorgan Chase Bank, National Association, dated as of June 4, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated June 9, 2025, filed by the Company, Commission File No. 001-40993)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

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

Claros Mortgage Trust, Inc.

Date: August 6, 2025	By:	/s/ Richard J. Mack
Richard J. Mack
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 6, 2025	By:	/s/ J. Michael McGillis
J. Michael McGillis
Chief Financial Officer, President and Director (Principal Financial and Accounting Officer)