Form 10-Q
period 2025-09-30
Claros Mortgage Trust, Inc.
filed 2025-11-05
CIK 1666291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 4, 2025, the registrant had 140,218,764 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Claros Mortgage Trust, Inc.

Consolidated Balance Sheets

(unaudited, in thousands, except share data)

	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$339,518	$99,075
Restricted cash	16,743	34,425
Loans receivable held-for-investment	4,515,170	6,190,292
Less: current expected credit loss reserve	(302,000)	(243,030)
Loans receivable held-for-investment, net	4,213,170	5,947,262
Loans receivable held-for-sale	28,069	277,062
Equity method investment	42,227	42,320
Real estate owned held-for-investment, net	661,608	127,140
Real estate owned held-for-sale	-	307,020
Other assets	140,192	132,651
Total assets	$5,441,527	$6,966,955

Liabilities and Equity
Repurchase agreements	$2,184,899	$3,190,339
Term participation facility	347,289	477,584
Notes payable, net	175,750	236,845
Secured term loan, net	707,678	709,777
Debt related to real estate owned hotel portfolio, net	230,284	274,604
Other liabilities	39,083	42,700
Management fee payable - affiliate	7,733	27,020
Total liabilities	3,692,716	4,958,869

Commitments and Contingencies - Note 14

Equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 140,218,764 and 139,362,657 shares issued and 140,218,764 and 139,362,657 shares outstanding at September 30, 2025 and December 31, 2024, respectively	1,402	1,394
Additional paid-in capital	2,750,589	2,740,014
Accumulated deficit	(1,003,180)	(733,322)
Total equity	1,748,811	2,008,086
Total liabilities and equity	$5,441,527	$6,966,955

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Operations

(unaudited, in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue
Interest and related income	$88,904	$152,870	$315,080	$468,846
Less: interest and related expense	71,839	111,096	243,061	340,252
Net interest income	17,065	41,774	72,019	128,594
Revenue from real estate owned	29,009	23,103	69,062	59,595
Total net revenue	46,074	64,877	141,081	188,189

Expenses
Management fees - affiliate	7,733	9,079	24,327	27,300
General and administrative expenses	4,812	3,645	14,118	12,367
Stock-based compensation expense	2,061	4,972	11,897	13,324
Real estate owned:
Operating expenses	18,489	14,727	47,100	41,466
Interest expense	9,416	6,900	24,134	20,098
Depreciation and amortization	3,740	2,628	5,023	7,850
Total expenses	46,251	41,951	126,599	122,405

Proceeds from interest rate cap	-	198	-	1,291
Unrealized loss on interest rate cap	(71)	(287)	(71)	(1,379)
Gain on partial sales of real estate owned, net	2,006	-	366	-
Loss from equity method investment	(32)	(37)	(93)	(114)
Loss on extinguishment of debt	-	(262)	(547)	(3,505)
Valuation adjustment for real estate owned held-for-sale	12,980	-	12,618	-
Provision for current expected credit loss reserve	(24,234)	(78,756)	(254,846)	(182,644)
Valuation adjustment for loan receivable held-for-sale	-	-	(41,767)	-

Net loss	$(9,528)	$(56,218)	$(269,858)	$(120,567)

Net loss per share of common stock:
Basic and diluted	$(0.07)	$(0.40)	$(1.93)	$(0.88)
Weighted average shares of common stock outstanding:
Basic and diluted	140,563,026	139,561,491	140,052,069	139,145,099

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Changes in Equity

(unaudited, in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total Equity
Balance at December 31, 2024	139,362,657	$1,394	$2,740,014	$(733,322)	$2,008,086
Stock-based compensation expense	-	-	5,122	-	5,122
Net loss	-	-	-	(78,623)	(78,623)
Balance at March 31, 2025	139,362,657	$1,394	$2,745,136	$(811,945)	$1,934,585
Stock-based compensation expense	459,344	4	4,810	-	4,814
Payments for withholding taxes upon delivery of stock-based awards	-	-	(662)	-	(662)
Net loss	-	-	-	(181,707)	(181,707)
Balance at June 30, 2025	139,822,001	$1,398	$2,749,284	$(993,652)	$1,757,030
Stock-based compensation expense	396,763	4	2,110	-	2,114
Payments for withholding taxes upon delivery of stock-based awards	-	-	(805)	-	(805)
Net loss	-	-	-	(9,528)	(9,528)
Balance at September 30, 2025	140,218,764	$1,402	$2,750,589	$(1,003,180)	$1,748,811

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total Equity
Balance at December 31, 2023	138,745,357	$1,387	$2,725,217	$(426,704)	$2,299,900
Stock-based compensation expense	1,334	-	4,400	-	4,400
Dividends declared	-	-	-	(35,622)	(35,622)
Net loss	-	-	-	(52,795)	(52,795)
Balance at March 31, 2024	138,746,691	$1,387	$2,729,617	$(515,121)	$2,215,883
Stock-based compensation expense	207,742	3	4,046	-	4,049
Payments for withholding taxes upon delivery of stock-based awards	-	-	(1,435)	-	(1,435)
Dividends declared	-	-	-	(35,541)	(35,541)
Net loss	-	-	-	(11,554)	(11,554)
Balance at June 30, 2024	138,954,433	$1,390	$2,732,228	$(562,216)	$2,171,402
Stock-based compensation expense	408,224	4	5,015	-	5,019
Payments for withholding taxes upon delivery of stock-based awards	-	-	(2,054)	-	(2,054)
Dividends declared	-	-	-	(14,190)	(14,190)
Net loss	-	-	-	(56,218)	(56,218)
Balance at September 30, 2024	139,362,657	$1,394	$2,735,189	$(632,624)	$2,103,959

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities
Net loss	$(269,858)	$(120,567)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Accretion of fees and discounts on loans receivable	(8,454)	(15,711)
Amortization of deferred financing costs on secured financings	16,851	15,227
Amortization of deferred financing costs on debt related to real estate owned hotel portfolio	1,590	2,539
Non-cash stock-based compensation expense	12,050	13,461
Depreciation and amortization on real estate owned, in-place lease values, and deferred leasing costs	5,023	7,850
Amortization of above and below market lease values, net	946	1,062
Straight-line rent adjustment	(434)	-
Unrealized loss on interest rate cap	71	1,379
Gain on partial sales of real estate owned, net	(366)	-
Loss from equity method investment	93	114
Loss on extinguishment of debt	547	3,505
Valuation adjustment for real estate owned held-for-sale	(12,618)	-
Non-cash advances on loans receivable in lieu of interest	(39,011)	(30,536)
Non-cash advances on secured financings in lieu of interest	6,234	6,557
Non-cash advances on debt related to real estate owned hotel portfolio	1,146	-
Repayment of non-cash advances on loans receivable in lieu of interest	27,991	21,042
Repayment of non-cash advances on debt related to real estate owned hotel portfolio	(1,146)	-
Provision for current expected credit loss reserve	254,846	182,644
Valuation adjustment for loan receivable held-for-sale	41,767	-
Changes in operating assets and liabilities:
Other assets	(44,248)	(27,593)
Other liabilities	(6,591)	(3,560)
Management fee payable - affiliate	(19,287)	8,775
Net cash (used in) provided by operating activities	(32,858)	66,188

Cash flows from investing activities
Loan originations, acquisitions and advances, net of fees	(84,735)	(440,139)
Advances on loan receivable held-for-sale	(12,079)	(2,320)
Repayments of loans receivable	1,280,016	550,525
Proceeds from sales of loans receivable	304,004	435,645
Extension and exit fees received from loans receivable	2,284	3,789
Reserves and deposits held for loans receivable	-	(5)
Proceeds from partial sales of real estate owned	38,648	-
Capital expenditures on real estate owned	(1,113)	(716)
Capital expenditures on real estate owned held-for-sale	(362)	-
Payment of deferred leasing costs	(353)	-
Cash and restricted cash acquired from foreclosures on real estate owned	4,148	-
Payment of transaction costs from foreclosures on real estate owned	(1,376)	-
Net cash provided by investing activities	1,529,082	546,779

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows from financing activities
Dividends paid	-	(106,491)
Payments for withholding taxes upon delivery of stock-based awards	(1,467)	(3,489)
Proceeds from secured financings	690,528	1,342,266
Proceeds from debt related to real estate owned hotel portfolio	235,000	-
Payment of deferred financing costs	(20,762)	(13,937)
Payment of exit fees on secured financing	(1,038)	-
Purchase of interest rate cap	(71)	(508)
Repayments of secured financings	(1,894,932)	(1,885,591)
Repayments of secured term loan	(5,721)	(5,720)
Repayments of debt related to real estate owned hotel portfolio	(275,000)	(10,000)
Net cash used in financing activities	(1,273,463)	(683,470)

Net increase (decrease) in cash, cash equivalents and restricted cash	222,761	(70,503)
Cash, cash equivalents and restricted cash, beginning of period	133,500	214,889
Cash, cash equivalents and restricted cash, end of period	$356,261	$144,386

Cash and cash equivalents, end of period	$339,518	$113,920
Restricted cash, end of period	16,743	30,466
Cash, cash equivalents and restricted cash, end of period	$356,261	$144,386

Supplemental disclosure of cash flow information:
Cash paid for interest	$250,107	$341,971

Supplemental disclosure of non-cash investing and financing activities:
Dividends accrued	$-	$14,190
Accrued deferred financing costs	$-	$161
Real estate acquired in foreclosure	$250,670	$-
Lease intangibles, net acquired in foreclosures on real estate owned	$7,030	$-
Working capital acquired in foreclosures on real estate owned	$(3,862)	$-
Settlement of loans receivable in foreclosures on real estate owned	$305,298	$-

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

These unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of our financial position, results of operations and cash flows have been included. Our results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year or any other future period.

We consolidate all entities that are controlled either through majority ownership or voting rights. We also identify entities for which control is achieved through means other than through voting rights (a variable interest entity or “VIE”) using the analysis as set forth in Accounting Standards Codification (“ASC”) 810, Consolidation of Variable Interest Entities, and determine when and which variable interest holder, if any, should consolidate the VIE. We do not have any consolidated variable interest entities as of September 30, 2025 and December 31, 2024. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Current Expected Credit Losses

The current expected credit loss (“CECL”) reserve required under ASC 326, Financial Instruments – Credit Losses, reflects our current estimate of potential credit losses related to our loan portfolio. Changes to the CECL reserve are recognized through a provision for or reversal of current expected credit loss reserve on our consolidated statements of operations. ASC 326 specifies the reserve should be based on relevant information about past events, including historical loss experience, current loan portfolio, market conditions and reasonable and supportable macroeconomic forecasts through our loan portfolio’s expected remaining duration.

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

The WARM method requires us to reference historical loan loss data from a comparable data set and apply such loss rate to each of our loans over their expected remaining duration, taking into consideration expected economic conditions over the forecasted timeframe. Our general CECL reserve reflects our forecast of the current and future macroeconomic conditions that may impact the performance of the commercial real estate assets securing our loans and each borrower’s ultimate ability to repay. These estimates include unemployment rates, price indices for commercial properties, and market liquidity, all of which may influence the likelihood and magnitude of potential credit losses for our loans during their expected remaining duration. Additionally, further adjustments may be made based upon loan positions senior to ours, the risk rating of a loan, whether a loan is a construction loan, whether the loan’s initial maturity is near-term, or the economic conditions specific to the property type of a loan’s underlying collateral.

To estimate an annual historical loss rate, we obtained historical loss rate data for loans most comparable to our loan portfolio from a commercial mortgage-backed securities database licensed by a third party, Trepp, LLC, which contains historical loss data from January 1, 1999 through September 30, 2025. We believe this CMBS data is the most relevant, available, and comparable dataset to our portfolio.

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

Note 3. Loan Portfolio

Loans Receivable

Our loan receivable held-for-investment portfolio as of September 30, 2025 was comprised of the following loans ($ in thousands, except for number of loans):

	Number of Loans	Loan Commitment(1)	Unpaid Principal Balance	Carrying Value (2)	Weighted Average Spread(3)	Weighted Average Interest Rate(4)
Loans receivable held-for-investment:
Variable:
Senior loans(5)	35	$4,739,411	$4,391,634	$4,220,767	+ 3.28%	6.10%
	35	4,739,411	4,391,634	4,220,767	+ 3.28%	6.10%
Fixed:
Senior loans(5)	1	$1,607	$1,607	$1,607	N/A	0.00%
Subordinate loans	1	125,000	125,000	124,924	N/A	8.50%
	2	126,607	126,607	126,531		8.39%
Total/Weighted Average	37	$4,866,018	$4,518,241	$4,347,298	N/A	6.16%
General CECL reserve				(134,128)
Loans receivable held-for-investment, net				$4,213,170

(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Net of specific CECL reserves of $167.9 million.
(3)
The weighted average spread is expressed as a spread over the relevant floating benchmark rates. One-month term Secured Overnight Financing Rate (“SOFR”) as of September 30, 2025 was 4.13%. Weighted average is based on unpaid principal balance as of September 30, 2025. For loans placed on non-accrual, the spread used in calculating the weighted average spread is 0%.
(4)
Reflects the weighted average interest rate based on the applicable floating benchmark rate (if applicable), including SOFR floors (if applicable). Weighted average is based on unpaid principal balance as of September 30, 2025 and includes loans on non-accrual status. For loans placed on non-accrual, the interest rate used in calculating the weighted average interest rate is 0%.
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

Activity relating to our loans receivable held-for-investment portfolio for the nine months ended September 30, 2025 ($ in thousands):

	Unpaid Principal Balance	Deferred Fees and Discounts	Specific CECL Reserve	Carrying Value (1)
Balance at December 31, 2024	$6,200,290	$(9,998)	$(120,920)	$6,069,372
Advances on existing loans	84,735	-	-	84,735
Non-cash advances in lieu of interest	39,011	-	-	39,011
Origination fees, discounts, extension fees and exit fees	-	(2,284)	-	(2,284)
Repayments of loans receivable	(1,280,016)	-	-	(1,280,016)
Repayments of non-cash advances in lieu of interest	(27,991)	-	-	(27,991)
Accretion of fees and discounts	-	8,454	-	8,454
Sales of loans receivable	(80,408)	-	23,782	(56,626)
Transfer to real estate owned, held-for-investment (See Note 5)	(282,041)	652	23,400	(257,989)
Transfer to loans receivable held-for-sale	(30,000)	-	1,931	(28,069)
Provision for specific CECL reserve	-	-	(201,299)	(201,299)
Charge-offs	(105,339)	105	105,234	-
Balance at September 30, 2025	$4,518,241	$(3,071)	$(167,872)	$4,347,298
General CECL reserve				(134,128)
Carrying Value				$4,213,170

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

Sales of Loans Receivable

The following table summarizes our loan receivable held-for-sale as of September 30, 2025 and loans receivable sold during the nine months ended September 30, 2025 ($ in thousands):

Property Type (1)	Location	Loan Commitment	Unpaid Principal Balance Before Principal Charge-Off / Valuation Allowance	Carrying Value Before Principal Charge-Off / Valuation Allowance	Cumulative Principal Charge-Off / Valuation Allowance	Carrying Value Upon Sale	Risk Rating (2)
Land (3)	MA	$30,000	$30,000	$30,000	$(1,931)	$28,069	3
Total held-for-sale, September 30, 2025		$30,000	$30,000	$30,000	$(1,931)	$28,069

For Sale Condo (4)	CA	$247,260	$223,491	$223,491	$(77,100)	$146,391	4
Hospitality (5)	CA	101,059	101,059	101,299	(315)	100,984	3
Hospitality (6)	CA	80,408	80,408	80,408	(23,782)	56,626	4
Total sold, nine months ended September 30, 2025		$428,727	$404,958	$405,198	$(101,197)	$304,001

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

(3)
In September 2025, through a mortgage foreclosure auction of the underlying collateral asset, we entered into an agreement with an unaffiliated purchaser to sell our right, title, and interest in the collateral asset for a gross sales price of $28.1 million. The sale was completed in October 2025 and, as a result, this loan was classified as held-for-sale and a principal charge-off was recognized as of September 30, 2025.
(4)
Principal charge-offs and valuation allowance attributable to the delinquency of the loan and its $23.8 million of remaining unfunded commitments. During the nine months ended September 30, 2025 and through the sale of this loan in May 2025, we recognized a further adjustment to reduce the held-for-sale carrying value of this loan by $41.8 million as a result of additional protective advances made and a reduction in anticipated proceeds from the sale, which is reflected as a valuation adjustment for loan receivable held-for-sale on our consolidated statement of operations. Effective October 1, 2024, this loan was placed on non-accrual status.
(5)
Loan classified as held-for-sale as of December 31, 2024 and sold in January 2025. Principal charge-off recognized upon reclassification to held-for-sale as of December 31, 2024.
(6)
In June 2025, this loan was sold. Principal charge-off attributable to the diminution in value of the collateral asset, and prorations and transaction costs related to the sale.

Modifications of Loans Receivable Held-for-Investment

Retroactive to its initial maturity date of November 2024, we agreed to a modification of a multifamily loan receivable with an unpaid principal balance of $390.0 million which primarily provided for (i) a discounted loan payoff of $350.0 million, contingent on the borrower meeting prescribed conditions within a certain timeframe, (ii) an extension of the maturity date from November 1, 2024 to August 1, 2025, (iii) a curtailment of existing maturity extension options, and (iv) partial deferral of monthly debt service payments until maturity. In anticipation of the borrower meeting the prescribed conditions within the specified timeframe shortly thereafter, we previously reflected this loan as risk rated 5 and recognized a specific CECL reserve equal to the agreed upon discount. In July 2025, this loan was repaid in accordance with the terms of the modified loan agreement, and we concurrently recognized a reversal of the specific CECL reserve prior to recognizing a principal charge-off equal to the agreed upon discount. This loan remained on accrual status through repayment as the borrower continued to perform in accordance with the terms of the modified loan agreement.

During the year ended December 31, 2023, we modified a hospitality loan with a borrower that was experiencing financial difficulties, resulting in a maturity extension to June 10, 2024. In June 2025, we sold this loan for a gross sales price of $59.25 million. After prorations and transaction costs, we recognized a $23.8 million principal charge-off through our provision for current expected credit loss reserve as a result of this loan sale. Prior to this loan sale, the loan had total commitments and an amortized cost basis of $80.4 million, was in maturity default, and was risk rated 4. Concurrent with this loan sale, we entered into an agreement with the guarantor of the loan receivable which provides for a partial repayment of such individual’s loan guarantee. As of September 30, 2025, we have not recognized any value to this agreement on our consolidated financial statements.

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

Concentration of Risk

The following table presents our loans receivable held-for-investment by loan type, as well as property type and geographic location of the properties collateralizing these loans as of September 30, 2025 and December 31, 2024 ($ in thousands):

	September 30, 2025		December 31, 2024
Loan Type	Carrying Value (1)	Percentage	Carrying Value (2)	Percentage
Senior loans (3)	$4,222,374	97%	$5,944,494	98%
Subordinate loans	124,924	3%	124,878	2%
	$4,347,298	100%	$6,069,372	100%
General CECL reserve	(134,128)		(122,110)
	$4,213,170		$5,947,262

Property Type	Carrying Value (1)	Percentage	Carrying Value (2)	Percentage
Multifamily	$1,909,229	44%	$2,584,728	43%
Hospitality	815,340	19%	1,129,666	19%
Office	788,933	18%	859,085	14%
Mixed-Use (4)	310,387	7%	541,311	9%
Land	275,266	6%	488,643	8%
Other	248,143	6%	465,939	7%
	$4,347,298	100%	$6,069,372	100%
General CECL reserve	(134,128)		(122,110)
	$4,213,170		$5,947,262

Geographic Location	Carrying Value (1)	Percentage	Carrying Value (2)	Percentage
United States
West	$1,732,724	40%	$1,916,586	32%
Northeast	970,686	22%	1,583,579	26%
Mid Atlantic	464,423	11%	793,359	12%
Midwest	416,239	10%	486,724	8%
Southeast	405,539	9%	659,172	11%
Southwest	318,735	7%	589,956	10%
Other	38,952	1%	39,996	1%
	$4,347,298	100%	$6,069,372	100%
General CECL reserve	(134,128)		(122,110)
	$4,213,170		$5,947,262

(1)
Net of specific CECL reserves of $167.9 million at September 30, 2025.
(2)
Net of specific CECL reserves of $120.9 million at December 31, 2024.
(3)
Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans and pari passu participations in senior mortgage loans.
(4)
At September 30, 2025, mixed-use comprises of 2% office, 1% multifamily, 1% retail, and 1% hospitality. At December 31, 2024, mixed-use comprises of 3% office, 3% multifamily, 2% retail, 1% hospitality, and immaterial amounts of for sale condo.

Interest Income and Accretion

The following table summarizes our interest and accretion income from our loan portfolio and interest on cash balances for the three and nine months ended September 30, 2025 and 2024, respectively ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Coupon interest	$83,353	$144,500	$301,229	$445,826
Accretion of fees and discounts	2,749	6,751	8,454	15,711
Interest on cash, cash equivalents, and other income	2,802	1,619	5,397	7,309
Total interest and related income (1)	$88,904	$152,870	$315,080	$468,846

(1)
For the three months ended September 30, 2025 and 2024, we recognized $0.6 million and $2.7 million, respectively, of default interest, late fees, pre-payment penalties, and/or accelerated fees following repayments prior to maturity. For the nine months ended September 30, 2025 and 2024, we recognized $0.7 million and $4.0 million, respectively, of default interest, late fees, pre-payment penalties, and/or accelerated fees following repayments prior to maturity.

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

The following tables allocate the principal balance and carrying value of our loans receivable held-for-investment based on our internal risk ratings as of September 30, 2025 and December 31, 2024 ($ in thousands):

September 30, 2025
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value (1)	% of Total of Carrying Value
1	-	$-	$-	0%
2	-	-	-	0%
3	20	2,445,319	2,443,916	56%
4	9	1,094,948	1,094,775	25%
5	8	977,974	808,607	19%
	37	$4,518,241	$4,347,298	100%
General CECL reserve			(134,128)
			$4,213,170

(1)
Net of specific CECL reserves of $167.9 million.

December 31, 2024
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value (1)	% of Total of Carrying Value
1	-	$-	$-	0%
2	-	-	-	0%
3	28	3,360,621	3,354,399	55%
4	14	2,174,343	2,172,522	36%
5	10	665,326	542,451	9%
	52	$6,200,290	$6,069,372	100%
General CECL reserve			(122,110)
			$5,947,262

(1)
Net of specific CECL reserves of $120.9 million.

As of September 30, 2025 and December 31, 2024, the average risk rating of our loans receivable held-for-investment portfolio was 3.6 and 3.5, respectively, weighted by carrying value net of specific CECL reserves.

The following table presents the carrying value and significant characteristics of our loans receivable held-for-investment on non-accrual status as of September 30, 2025 ($ in thousands):

Property Type	Location	Risk Rating	Unpaid Principal Balance	Carrying Value Before Specific CECL Reserve	Specific CECL Reserve	Net Carrying Value	Interest Recognition Method / as of Date
Multifamily	CA	5	$402,341	$402,223	$(35,423)	$366,800	Cash Basis/ 6/30/2025
Land	VA	5	156,671	156,671	(36,571)	120,100	Cost Recovery/ 1/1/2023
Multifamily	TX	5	136,355	135,840	(14,840)	121,000	Cash Basis/ 7/1/2024
Office	CA	5	111,542	111,263	(23,063)	88,200	Cost Recovery/ 4/1/2023
Multifamily	TX	5	76,308	76,184	(27,384)	48,800	Cash Basis/ 6/30/2025
Office	GA	5	67,892	67,494	(27,794)	39,700	Cost Recovery/ 9/1/2023
Multifamily	TX	5	25,258	25,197	(2,797)	22,400	Cash Basis/ 7/1/2024
Other (1)	Other	5	1,607	1,607	-	1,607	Cost Recovery/ 7/1/2020
Total risk rated 5 loans			977,974	976,479	(167,872)	808,607
Multifamily	CO	4	170,000	170,000	-	170,000	Cash Basis/ 9/30/2025
Office	CA	4	95,214	94,827	-	94,827	Cost Recovery/ 9/1/2023
Land	NY	4	87,741	88,166	-	88,166	Cash Basis/ 4/1/2024
Land	NY	4	67,000	67,000	-	67,000	Cash Basis/ 11/1/2021
Total risk rated 4 loans			419,955	419,993	-	419,993
Total non-accrual			$1,397,929	$1,396,472	$(167,872)	$1,228,600

(1)
Amounts deemed uncollectible have been charged-off as of September 30, 2025.

As of September 30, 2025, loans receivable classified as non-accrual represented 28.3% of our total loans receivable held-for-investment, based on carrying value net of specific CECL reserves. During the nine months ended September 30, 2025, we (i) recognized $3.8 million of interest income and (ii) received $5.3 million of cost recovery proceeds for loans while on non-accrual status, of which $4.6 million was applied against past due interest and reduced the related CECL reserve. Further, the above table excludes four loans with an aggregate carrying value of $603.8 million that are in maturity default but remain on accrual status as the borrower is either current on interest payments or interest is deemed collectible based on the underlying collateral value.

The following table presents the carrying value and significant characteristics of our loans receivable held-for-investment on non-accrual status as of December 31, 2024 ($ in thousands):

Property Type	Location	Risk Rating	Unpaid Principal Balance	Carrying Value Before Specific CECL Reserve	Specific CECL Reserve	Net Carrying Value	Interest Recognition Method / as of Date
Land	VA	5	$152,834	$152,834	$(32,734)	$120,100	Cost Recovery/ 1/1/2023
Multifamily (1)	TX	5	119,084	118,717	(617)	118,100	Cash Basis/ 10/1/2024
Office	CA	5	111,542	111,263	(20,463)	90,800	Cost Recovery/ 4/1/2023
Multifamily (1)	NV	5	96,529	96,082	(16,682)	79,400	Cash Basis/ 1/1/2024
Office	GA	5	68,492	68,094	(27,894)	40,200	Cost Recovery/ 9/1/2023
Multifamily (1)	AZ	5	50,164	49,957	(7,157)	42,800	Cash Basis/ 1/1/2024
Multifamily (1)	TX	5	39,279	39,085	(10,885)	28,200	Cash Basis/ 1/1/2024
Multifamily	TX	5	24,865	24,804	(3,604)	21,200	Cash Basis/ 7/1/2024
Other (2)	Other	5	1,651	1,651	-	1,651	Cost Recovery/ 7/1/2020
Other (3)	NY	5	886	884	(884)	-	Cost Recovery/ 6/30/2023
Total risk rated 5 loans			665,326	663,371	(120,920)	542,451
Multifamily	TX	4	136,355	135,840	-	135,840	Cash Basis/ 7/1/2024
Office	CA	4	95,214	94,827	-	94,827	Cost Recovery/ 9/1/2023
Land	NY	4	87,741	88,166	-	88,166	Cash Basis/ 4/1/2024
Land	NY	4	67,000	67,000	-	67,000	Cash Basis/ 11/1/2021
Total risk rated 4 loans			386,310	385,833	-	385,833
Total non-accrual			$1,051,636	$1,049,204	$(120,920)	$928,284

(1)
During the nine months ended September 30, 2025, we acquired legal title to the underlying collateral asset through a mortgage foreclosure. See Note 5 – Real Estate Owned for further detail.
(2)
Amounts deemed uncollectible have been charged-off as of December 31, 2024.
(3)
In April 2025, we agreed to a loan repayment which resulted in a discounted loan payoff of $775,000.

As of December 31, 2024, loans receivable classified as non-accrual represented 15.3% of our total loans receivable held-for-investment, based on carrying value net of specific CECL reserves. During the year ended December 31, 2024, we recognized $4.6 million of interest income and received $7.1 million of cost recovery proceeds for loans while on non-accrual status. Further, the above table excludes (i) four loans with an aggregate carrying value of $394.8 million that are in maturity default but remain on accrual status as the borrower is either current on interest payments or interest is deemed collectible based on the underlying collateral value and (ii) three loans with an aggregate carrying value of $647.3 million that are delinquent in accordance with our revenue recognition policy but remain on accrual status as the interest is deemed collectible based on the underlying collateral value.

Current Expected Credit Losses

The current expected credit loss reserve required under GAAP reflects our current estimate of potential credit losses related to our loan commitments. See Note 2 for further detail of our current expected credit loss reserve methodology.

The following table illustrates the changes in the current expected credit loss reserve for our loans receivable held-for-investment for the nine months ended September 30, 2025 and 2024, respectively ($ in thousands):

		General CECL Reserve
	Specific CECL Reserve	Loans Receivable Held-for- Investment	Unfunded Loan Commitments (2)	Total General CECL Reserve	Accrued Interest Receivable (1)	Total CECL Reserve
Total reserve, December 31, 2023	$72,587	$70,371	$9,726	$80,097	$-	$152,684
Provision (reversal)	47,285	23,358	(683)	22,675	-	69,960
Charge-offs	(42,266)	-	-	-	-	(42,266)
Total reserve, March 31, 2024	$77,606	$93,729	$9,043	$102,772	$-	$180,378
Provision	1,232	31,750	946	32,696	-	33,928
Charge-offs	(561)	-	-	-	-	(561)
Total reserve, June 30, 2024	$78,277	$125,479	$9,989	$135,468	$-	$213,745
Provision (reversal)	65,356	(7,737)	(2,108)	(9,845)	23,245	78,756
Charge-offs	(32,107)	-	-	-	(23,245)	(55,352)
Total reserve, September 30, 2024	$111,526	$117,742	$7,881	$125,623	$-	$237,149

Total reserve, December 31, 2024	$120,920	$122,110	$5,546	$127,656	$17,794	$266,370
Provision (reversal)	41,458	(3,975)	100	(3,875)	3,540	41,123
Charge-offs	(43,113)	-	-	-	(3,540)	(46,653)
Total reserve, March 31, 2025	$119,265	$118,135	$5,646	$123,781	$17,794	$260,840
Provision	143,121	14,460	958	15,418	30,950	189,489
Charge-offs	(68,909)	-	-	-	(2,915)	(71,824)
Total reserve, June 30, 2025	$193,477	$132,595	$6,604	$139,199	$45,829	$378,505
Provision (reversal)	16,720	1,533	(930)	603	6,911	24,234
Charge-offs	(42,325)	-	-	-	-	(42,325)
Total reserve, September 30, 2025	$167,872	$134,128	$5,674	$139,802	$52,740	$360,414
(1)
CECL reserves for accrued interest receivable, if any, are included in other assets on our consolidated balance sheets.
(2)
CECL reserve for unfunded commitments is included in other liabilities on the consolidated balance sheets.

The following table illustrates our specific and general CECL reserves as a percentage of total unpaid principal balance of loans receivable held-for-investment as of September 30, 2025, December 31, 2024, September 30, 2024, and December 31, 2023:

	Specific CECL Reserve (1)	General CECL Reserve (2)	Total CECL Reserve (3)
Reserve at December 31, 2023	21.5%	1.2%	2.2%
Reserve at September 30, 2024	21.4%	2.1%	3.7%
Reserve at December 31, 2024	18.2%	2.3%	4.0%
Reserve at September 30, 2025	17.2%	3.9%	6.8%

(1)
Represents specific CECL reserves on loans receivable held-for-investment as a percentage of unpaid principal balance of risk rated 5 loans.
(2)
Represents general CECL reserves on loans receivable held-for-investment and related unfunded loan commitments as a percentage of unpaid principal balance of loans subject to the general CECL reserve.
(3)
Represents total CECL reserves on loans receivable held-for-investment and related unfunded loan commitments as a percent of total unpaid principal balance of loans receivable held-for-investment.

During the nine months ended September 30, 2025, we recorded a provision for current expected credit losses of $254.8 million, which consisted of a $12.1 million increase of our general CECL reserve, a $201.3 million increase in our specific CECL reserve prior to principal and exit fee charge-offs, and a $41.4 million increase in CECL reserves on accrued interest receivable prior to charge-offs. The increase in our general CECL reserves was primarily attributable to changes in the historical loss rate of the analogous data set and changes in risk ratings, non-accrual status, and expected remaining duration within our loan portfolio, offset in part by the seasoning of our loan portfolio and a reduction in the size of our loan portfolio subject to determination of the general CECL reserve. The increase in our specific CECL reserves was primarily attributable to specific reserves determined on loans now classified as risk rated 5, changes to collateral values, and protective advances made, offset in part by principal charge-offs recognized. The increase in our CECL reserves on accrued interest receivable is attributable to reserving against interest income previously recognized on loans placed on non-accrual status during the nine months ended September 30, 2025, offset in part by a reduction in reserves upon the receipt of past due interest. As of September 30, 2025, our total current expected credit loss reserve was $360.4 million.

During the nine months ended September 30, 2024, we recorded a provision for current expected credit losses of $182.6 million, which consisted of a $45.5 million increase in our general CECL reserve, a $113.9 million increase in our specific CECL reserve prior to principal charge-offs, and a $23.2 million increase in CECL reserves on accrued interest receivable prior to charge-offs. The increase in our general CECL reserve was primarily attributable to changes in the historical loss rate of the analogous dataset and changes in risk ratings, non-accrual status, and expected remaining duration within our loan portfolio, offset in part by the reduction in the size of our loan portfolio subject to determination of the general CECL reserve. The increase in our specific CECL reserves was primarily attributable to changes to collateral values and additional protective advances made, and the reclassification of a loan receivable to held-for-sale. The increase in our CECL reserves on accrued interest receivable was attributable to reserving against interest income previously recognized on a loan placed on non-accrual status during the nine months ended September 30, 2024. As of September 30, 2024, our total current expected credit loss reserve was $237.1 million.

Specific CECL Reserves

In certain circumstances, we may determine that a borrower is experiencing financial difficulty, and, if the repayment of the loan’s principal is collateral dependent, the loan is no longer suited for the WARM model. In these instances, there have been diminutions in the fair value and performance of the underlying collateral asset primarily as a result of reduced tenant and/or capital markets demand for such property types in the markets in which these assets and borrowers operate in. Furthermore, we may recognize a specific CECL reserve if we anticipate assuming legal title and/or physical possession of the underlying collateral property and the fair value of the collateral asset is determined to be below the carrying value of our loan. Additionally, in certain circumstances, we may recognize a specific CECL reserve based upon anticipated proceeds from the disposition of our loan. The following table presents a summary of our risk rated 5 loans receivable held-for-investment as of September 30, 2025 ($ in thousands):

Property Type	Location	Unpaid Principal Balance	Carrying Value Before Specific CECL Reserve	Specific CECL Reserve	Net Carrying Value
Multifamily	CA	$402,341	$402,223	$(35,423)	$366,800
Multifamily	TX	136,355	135,840	(14,840)	121,000
Multifamily	TX	76,308	76,184	(27,384)	48,800
Multifamily	TX	25,258	25,197	(2,797)	22,400
Total Multifamily (1)		640,262	639,444	(80,444)	559,000
Land	VA	156,671	156,671	(36,571)	120,100
Total Land		156,671	156,671	(36,571)	120,100
Office	CA	111,542	111,263	(23,063)	88,200
Office	GA	67,892	67,494	(27,794)	39,700
Total Office		179,434	178,757	(50,857)	127,900
Other (2)	Other	1,607	1,607	-	1,607
Total Other		1,607	1,607	-	1,607
Total		$977,974	$976,479	$(167,872)	$808,607

(1)
Represents loans for which we anticipate assuming legal title and/or physical possession of the underlying collateral properties.
(2)
Amounts deemed uncollectible have been charged-off as of September 30, 2025.

Fair values of collateral assets used to determine specific CECL reserves are calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach. Estimates of fair values used to determine specific CECL reserves as of September 30, 2025 include assumptions of property specific cash flows over estimated holding periods, assumptions of property redevelopment costs, assumptions of leasing activities, discount rates ranging from 6.0% to 9.5%, and market and terminal capitalization rates ranging from 4.66% to 8.25%. These assumptions are based upon the nature of the properties, recent sales and lease comparables, recent and projected property cash flows, and anticipated real estate and capital market conditions.

Our primary credit quality indicator is our internal risk rating, which is further discussed above. The following table presents the carrying value of our loans receivable held-for-investment as of September 30, 2025 by year of origination and risk rating, and principal charge-offs recognized during the nine months ended September 30, 2025 ($ in thousands):

			Carrying Value by Origination Year as of September 30, 2025
Risk Rating	Number of Loans	Carrying Value (1)	2025	2024 (2)	2023	2022	2021	2020	2019	2018
1	-	$-	$-	$-	$-	$-	$-	$-	$-	$-
2	-	-	-	-	-	-	-	-	-	-
3	20	2,443,916	-	101,283	-	1,338,170	591,148	-	181,965	231,350
4	9	1,094,775	-	-	-	474,588	94,827	-	437,194	88,166
5	8	808,607	-	-	-	143,400	455,300	88,200	1,607	120,100
	37	$4,347,298	$-	$101,283	$-	$1,956,158	$1,141,275	$88,200	$620,766	$439,616
Principal Charge-offs			$-	$-	$-	$46,096	$-	$23,675	$90,925	$42,645

(1)
Net of specific CECL reserves of $167.9 million.
(2)
Reflects a loan receivable acquired in connection with a full loan repayment in July 2024.

The following table details overall statistics for our loans receivable held-for-investment:

	September 30, 2025	December 31, 2024
Weighted average yield to maturity(1)	6.7%	7.6%
Weighted average term to initial maturity	0.4 years	0.7 years
Weighted average term to fully extended maturity(2)	1.2 years	1.7 years

(1)
Represents the weighted average annualized yield to initial maturity of each loan, inclusive of coupon and contractual fees, based on the applicable floating benchmark rate/floors (if applicable), in place as of September 30, 2025 and December 31, 2024. For loans placed on non-accrual, the annualized yield to initial maturity used in calculating the weighted average annualized yield to initial maturity is 0%.
(2)
Term to fully extended maturity is determined based on the maximum maturity of each of the corresponding loans, assuming all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.

Note 4. Equity Method Investment

As of September 30, 2025 and December 31, 2024, we hold a 51% interest in CMTG/TT Mortgage REIT LLC (“CMTG/TT”). We are not deemed to be the primary beneficiary of CMTG/TT in accordance with ASC 810, therefore we do not consolidate this joint venture. During its active investment period, CMTG/TT originated loans collateralized by institutional quality commercial real estate. As of September 30, 2025, the sole remaining loan held by CMTG/TT had an unpaid principal balance of $78.5 million and was placed on non-accrual status effective April 1, 2023. As of September 30, 2025, the carrying value of our 51% equity interest in CMTG/TT approximated $42.2 million.

The following tables present CMTG/TT’s consolidated balance sheets as of September 30, 2025 and December 31, 2024 ($ in thousands):

	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$16	$49
Loans receivable held-for-investment	83,167	83,167
Other assets	1	8
Total assets	$83,184	$83,224

Liabilities and Members' Capital
Other liabilities	$384	$243
Total liabilities	384	243

Members' capital	82,800	82,981
Total capital	82,800	82,981
Total liabilities and members' capital	$83,184	$83,224

The following tables present CMTG/TT’s consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue
Interest and related income	$1	$1	$1	$4
Total revenue	1	1	1	4

Expenses
Management fees - affiliate	51	52	155	156
General and administrative expenses	11	21	27	71
Total expenses	62	73	182	227

Net loss	$(61)	$(72)	$(181)	$(223)

At each reporting period, we assess whether there are any indicators of other-than-temporary impairment of our equity investment. There were no other than temporary impairments of our equity method investment through September 30, 2025.

Note 5. Real Estate Owned

The following table presents additional detail related to our real estate owned held-for-investment, net, as of September 30, 2025 and December 31, 2024 ($ in thousands):

	September 30, 2025	December 31, 2024
Land	$223,343	$112,898
Building, building improvements, and site improvements	432,978	11,251
Tenant improvements	2,312	4,414
Furniture, fixtures and equipment	5,947	-
Real estate owned	664,580	128,563
Less: accumulated depreciation	(2,972)	(1,423)
Real estate owned, net	$661,608	$127,140

Depreciation expense related to our real estate owned held-for-investment assets for the three months ended September 30, 2025 and 2024 was $2.0 million and $2.4 million, respectively. Depreciation expense related to our real estate owned held-for-investment assets for the nine months ended September 30, 2025 and 2024 was $2.6 million and $7.2 million, respectively. At each reporting period, we assess whether there are any indicators of impairment of our real estate owned held-for-investment assets. There were no impairments of our real estate owned held-for-investment assets through September 30, 2025.

The following table presents additional detail related to the revenues and operating expenses of our real estate owned assets ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue
Hotel portfolio	$22,193	$21,250	$57,808	$53,995
Mixed-use property fixed rents	1,569	1,985	5,664	6,157
Mixed-use property variable rents	115	190	323	410
Mixed-use property amortization of above and below market leases, net	(295)	(354)	(983)	(1,062)
Mixed-use property straight-line rent adjustment	252	32	434	95
Multifamily properties fixed rents	4,267	-	4,803	-
Multifamily properties variable rents	871	-	976	-
Multifamily property amortization of below market leases, net	37	-	37	-
Total revenue from real estate owned	$29,009	$23,103	$69,062	$59,595

Operating expenses
Hotel portfolio	$13,941	$13,189	$39,251	$37,458
Mixed-use property	934	1,538	3,776	4,008
Multifamily properties	3,614	-	4,073	-
Total operating expenses from real estate owned	$18,489	$14,727	$47,100	$41,466

Interest expense
Hotel portfolio	$5,203	$6,900	$19,388	$20,098
Mixed-use property	-	-	-	-
Multifamily properties (1)	4,213	-	4,746	-
Total interest expense from real estate owned	$9,416	$6,900	$24,134	$20,098
(1)
Such assets are pledged to certain of our repurchase agreements and, accordingly, excludes any allocation of amortization of deferred financing costs related to such repurchase agreement.

Hotel Portfolio

On February 8, 2021, we acquired legal title to a portfolio of seven limited service hotels located in New York, NY through a foreclosure and assumed the securitized senior mortgage. As of December 31, 2024, we determined that our hotel portfolio had met the held-for-sale criteria and, accordingly, we reflected this asset as real estate owned held-for-sale on our consolidated balance sheet. We determined the anticipated sale did not reflect a strategic shift and therefore did not qualify for presentation as a discontinued operation. Concurrent with this classification, we recognized an $80.5 million loss based upon the anticipated sales price, less estimated costs to sell. During the nine months ended September 30, 2025, we continued to pursue the sale of this asset. During such period, we incurred $362,000 of capital expenditures at our hotel portfolio, which is included within valuation adjustment for real estate owned held-for-sale on our consolidated statement of operations. As of September 30, 2025, we determined that a sale was no longer advisable given current market conditions. Accordingly, we ceased the sale process, determined the hotel portfolio no longer met the held-for-sale criteria, and reclassified the hotel portfolio to real estate owned, held-for-investment on our consolidated balance sheet. As we determined the fair value of the hotel portfolio to be $320.0 million as of September 30, 2025, we did not recognize depreciation expense during the nine months ended September 30, 2025. Concurrent with the reclassification to held-for-investment, we recognized a $13.0 million reversal of a previously recognized valuation adjustment for real estate owned held-for-sale, representing previously estimated costs to sell.

Mixed-Use Property

On June 30, 2023, we acquired legal title to a mixed-use property located in New York, NY and the equity interests in the borrower through an assignment-in-lieu of foreclosure and is comprised of office, retail, and signage components. As of September 30, 2025, the mixed-use property appears as part of real estate owned, net and related lease intangibles appear within other assets and other liabilities on our consolidated balance sheet. During the three months ended September 30, 2025, we sold two floors of office space to unaffiliated purchasers for an aggregate gross sales price $13.8 million, resulting in (i) an aggregate gain on partial sales of $2.0 million and (ii) proceeds, net of transaction costs and prorations, of $12.1 million. During the nine months ended September 30, 2025, we sold seven floors of primarily office space to unaffiliated purchasers for an aggregate gross sales price of $42.6 million, resulting in (i) an aggregate gain on partial sales, net of $0.4 million and (ii) proceeds, net of transaction costs and prorations, of $38.7 million. In October 2025, we (i) sold the signage component to an unaffiliated purchaser for a gross sales price of $12.2 million and (ii) entered into a binding agreement to sell one additional floor of office space to an unaffiliated purchaser for a gross sales price of $5.9 million.

Multifamily Properties

On May 28, 2025, we acquired legal title to a multifamily property located in Phoenix, AZ through a mortgage foreclosure. Prior to such date, the multifamily property represented the underlying collateral for a senior loan with an unpaid principal balance of $50.2 million. During the year ended December 31, 2024, the borrower defaulted on the loan and, in anticipation of the mortgage foreclosure, we recognized a specific CECL reserve of $7.2 million, resulting in a carrying value of $42.8 million. Upon the mortgage foreclosure, we recognized a reversal of the specific CECL reserve of $0.3 million prior to recognizing a principal charge-off of $6.9 million based upon the multifamily property’s $42.8 million estimated fair value as determined by a third-party appraisal and assumption of $0.3 million of net working capital. In connection with the mortgage foreclosure, we incurred $0.1 million of transaction costs. As of September 30, 2025, the multifamily property appears as part of real estate owned, net and related lease intangibles appear within other assets on our consolidated balance sheet.

On June 12, 2025, we acquired legal title to a multifamily property located in Henderson, NV through a mortgage foreclosure. Prior to such date, the multifamily property represented the underlying collateral for a senior loan with an unpaid principal balance of $96.5 million. During the year ended December 31, 2024, the borrower defaulted on the loan and, in anticipation of the mortgage foreclosure, we recognized a specific CECL reserve of $16.7 million, resulting in a carrying value of $79.4 million. Upon the mortgage foreclosure, we recognized a reversal of the specific CECL reserve of $0.1 million prior to recognizing a principal charge-off of $16.5 million based upon the multifamily property’s $79.4 million estimated fair value as determined by a third-party appraisal and assumption of $0.1 million of net working capital. In connection with the mortgage foreclosure, we incurred $0.4 million of transaction costs. As of September 30, 2025, the multifamily property appears as part of real estate owned, net and related lease intangibles appear within other assets on our consolidated balance sheet.

On July 1, 2025, we acquired legal title to a multifamily property located in Dallas, TX through a mortgage foreclosure. Prior to such date, the multifamily property represented the underlying collateral for a senior loan with an unpaid principal balance of $39.3 million prior to principal charge-offs. During the year ended December 31, 2024, the borrower defaulted on the loan and, in anticipation of the mortgage foreclosure, we recognized a specific CECL reserve of $10.9 million, resulting in a carrying value of $28.2 million, and a CECL reserve of $0.3 million on accrued interest receivable recognized prior to placing the loan on non-accrual status. Subsequently, we recognized an additional $2.9 million specific CECL reserve prior to recognizing principal and accrued interest receivable charge-offs of $13.8 million and $0.3 million, respectively, based upon the multifamily property’s $25.3 million estimated fair value as determined by a third-party appraisal. During the three months ended September 30, 2025, we recognized a $0.5 million reversal of the previously recognized principal charge-off, representing assumed net working capital. In connection with the mortgage foreclosure, we incurred $0.3 million of transaction costs. As of September 30, 2025, the multifamily property appears as part of real estate owned, net and related lease intangibles appear within other assets on our consolidated balance sheet.

On July 1, 2025, we acquired legal title to two multifamily properties located in Dallas, TX through a mortgage foreclosure. Prior to such date, the multifamily properties represented the underlying collateral for a senior loan with an unpaid principal balance of $119.1 million prior to principal charge-offs. During the year ended December 31, 2024, the borrower defaulted on the loan and, in anticipation of the mortgage foreclosure, we recognized a specific CECL reserve of $0.6 million, resulting in a carrying value of $118.1 million, and a CECL reserve of $2.6 million on accrued interest receivable recognized prior to placing the loan on non-accrual status. Subsequently, we recognized an additional $8.6 million specific CECL reserve prior to recognizing principal and accrued interest receivable charge-offs of $7.9 million and $2.6 million, respectively, based upon the multifamily properties’ aggregate $110.2 million estimated fair value as determined by a third-party appraisal. During the three months ended September 30, 2025, we recognized an additional principal charge-off of $0.9 million, representing $0.7 million of assumed net working capital and $0.2 million of an additional protective advance made prior to foreclosure. In connection with the mortgage foreclosure, we incurred $0.5 million of transaction costs. As of September 30, 2025, the multifamily property appears as part of real estate owned, net, related lease intangibles appear within other assets, and below-market lease values related to a nominal retail component appear within other liabilities on our consolidated balance sheet.

Fair values of multifamily assets we acquired legal title to during the nine months ended September 30, 2025 as determined by third-party appraisers utilized market capitalization rates ranging from 4.75% to 5.50%. Such assumptions are based upon the nature of the properties and recent sales comparables.

In accordance with ASC 805, we allocated the fair value of assets acquired and liabilities assumed in connection with the above mortgage foreclosures on the above mentioned multifamily properties as follows ($ in thousands):

	Phoenix, AZ	Henderson, NV	Dallas, TX	Dallas, TX	Total
Land	$6,400	$9,000	$2,087	$22,736	$40,223
Building	34,592	64,600	19,273	84,388	202,853
Site improvements	-	2,100	2,445	559	5,104
Furniture, fixtures and equipment	206	400	815	1,069	2,490
In-place lease values (1)	1,602	3,300	680	1,851	7,433
Below market lease values (2)	-	-	-	(403)	(403)
Total	$42,800	$79,400	$25,300	$110,200	$257,700
(1)
Included within other assets on our consolidated balance sheets.
(2)
Included within other liabilities on our consolidated balance sheets.

The following table presents additional detail of the assets acquired and liabilities assumed in connection with the mortgage foreclosures on the above mentioned multifamily properties ($ in thousands):

	Phoenix, AZ	Henderson, NV	Dallas, TX	Dallas, TX	Total
Assets
Cash	$188	$65	$185	$-	$438
Restricted cash	312	672	821	1,905	3,710
Real estate owned	41,198	76,100	24,620	108,752	250,670
In-place lease values (1)	1,602	3,300	680	1,851	7,433
Other assets	26	54	20	36	136
Total assets	43,326	80,191	26,326	112,544	262,387

Liabilities
Below market lease values (2)	$-	$-	$-	$403	$403
Other liabilities	227	653	558	2,560	3,998
Total liabilities	227	653	558	2,963	4,401

Equity	43,099	79,538	25,768	109,581	257,986
Carrying value of loan prior to charge-offs (3)	(49,957)	(96,082)	(39,085)	(118,959)	(304,083)
Accrued interest receivable	-	-	(320)	(2,594)	(2,914)
Principal Charge-off	$(6,858)	$(16,544)	$(13,637)	$(11,972)	$(49,011)
(1)
Included within other assets on our consolidated balance sheets.
(2)
Included within other liabilities on our consolidated balance sheets.
(3)
Carrying values are net of a total $1.2 million of unamortized fees.

Leases

We have non-cancelable operating leases for space in our mixed-use and multifamily properties. These leases provide for fixed rent payments, which we recognize on a straight-line basis, and variable rent payments, including reimbursement of certain operating expenses and miscellaneous fees, which we recognize when earned. As of September 30, 2025, the future minimum fixed rents under our non-cancellable leases for each of the next five years and thereafter are as follows ($ in thousands):

Year	Amount
2025 (1)	$1,582
2026	6,489
2027	6,529
2028	6,645
2029	7,384
Thereafter	35,248
Total	$63,877
(1)
Contractual lease payments due for the remaining three months of 2025.

Lease Intangibles

As of September 30, 2025 and December 31, 2024, our lease intangibles are comprised of the following ($ in thousands):

Intangible	September 30, 2025	December 31, 2024
In-place, above market, and other lease values	$28,383	$24,289
Less: accumulated amortization	(6,420)	(3,888)
In-place, above market, and other lease values, net (1)	$21,963	$20,401

Below market lease values	$(4,612)	$(4,209)
Less: accumulated amortization	886	565
Below market lease values, net (2)	$(3,726)	$(3,644)
(1)
Included within other assets on our consolidated balance sheets.
(2)
Included within other liabilities on our consolidated balance sheets.

Amortization of our lease intangibles for the three and nine months ended September 30, 2025 and 2024 is as follows ($ in thousands):

	Three Months Ended		Nine Months Ended
Intangible	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
In-place and other lease values (1)	$1,822	$200	$2,462	$601
Above market lease values (2)	(391)	(448)	(1,267)	(1,343)
Below market lease values (2)	133	94	321	282
(1)
Amortization of in-place and other lease values is recognized in depreciation and amortization expense on our consolidated statements of operations.
(2)
Amortization of above and below market lease values, net is recognized in revenue from real estate owned on our consolidated statements of operations.

As of September 30, 2025, the estimated amortization of our lease intangibles is approximately as follows ($ in thousands):

	In-place and Other Lease Values (1)	Above Market Lease Values (2)	Below Market Lease Values (2)
2025 (3)	$1,822	$(390)	$132
2026	3,713	(1,559)	528
2027	684	(1,559)	528
2028	593	(1,559)	402
2029	410	(1,559)	377
Thereafter	1,616	(6,499)	1,759
Total	$8,838	$(13,125)	$3,726

(1)
Amortization of in-place and other lease values is recognized in depreciation and amortization expense on our consolidated statements of operations.
(2)
Amortization of above and below market lease values, net is recognized in revenue from real estate owned on our consolidated statements of operations.
(3)
Represents amortization for the remaining three months of 2025.

The weighted average amortization period for in-place lease values and below market lease values acquired during the nine months ended September 30, 2025 was 1.3 years and 2.6 years, respectively.

Note 6. Debt Obligations

As of September 30, 2025 and December 31, 2024, we financed certain of our loans receivable using repurchase agreements, a term participation facility, and/or notes payable. Further, we have a secured term loan and debt related to real estate owned hotel portfolio. Our financings bear interest at a rate equal to SOFR plus a credit spread.

The following table summarizes our financings as of September 30, 2025 and December 31, 2024 ($ in thousands):

	September 30, 2025			December 31, 2024
	Capacity	Borrowings Outstanding	Weighted Average Spread (1)	Capacity	Borrowings Outstanding	Weighted Average Spread(1)
Repurchase agreements and term participation facility (2)	$4,854,931	$2,532,188	+ 2.88%	$5,454,083	$3,667,923	+ 2.75%
Notes payable	195,830	176,505	+ 3.22%	273,330	238,938	+ 3.57%
Secured term loan	712,104	712,104	+ 4.50%	717,825	717,825	+ 4.50%
Debt related to real estate owned hotel portfolio	235,000	235,000	+ 3.18%	275,000	275,000	+ 2.94%
Total/Weighted Average	$5,997,865	$3,655,797	+ 3.23%	$6,720,238	$4,899,686	+ 3.05%

(1)
Weighted average spread over the applicable benchmark rate is based on unpaid principal balance. SOFR as of September 30, 2025 and December 31, 2024 was 4.13% and 4.33%, respectively.
(2)
The repurchase agreements and term participation facility are partially recourse to us. As of September 30, 2025 and December 31, 2024, the weighted average recourse on our repurchase agreements and term participation facility was 30% and 29%, respectively.

Repurchase Agreements and Term Participation Facility

Repurchase Agreements

The following table summarizes our repurchase agreements by lender as of September 30, 2025 ($ in thousands):

Lender	Initial Maturity	Fully Extended Maturity(1)	Maximum Capacity	Borrowings Outstanding and Carrying Value	Undrawn Capacity	Carrying Value of Collateral(2)
JP Morgan Chase Bank, N.A.	7/28/2026	7/28/2028	$1,882,487	$1,015,681	$866,806	$1,712,529
JP Morgan Chase Bank, N.A. (3)	3/31/2028	3/31/2030	1,091,253	1,069,939	21,314	1,437,985
Morgan Stanley Bank, N.A.	1/26/2026	1/26/2028	750,000	99,279	650,721	191,717
Barclays Bank PLC	12/20/2025	12/20/2025	500,000	-	500,000	-
Wells Fargo Bank, N.A.	4/30/2026	4/30/2028	250,000	-	250,000	-
Total			$4,473,740	$2,184,899	$2,288,841	$3,342,231

(1)
Facility maturity dates may be extended, subject to meeting prescribed conditions.
(2)
Net of specific CECL reserves, if any.
(3)
Repurchase agreement specifically provides for the ability to finance (i) loans receivable, including those which may be delinquent or in default, and (ii) real estate owned assets subsequent to assuming legal title and/or physical possession of the underlying collateral property. As of September 30, 2025, (i) $198.3 million of borrowings outstanding on this repurchase agreement relate to our multifamily real estate owned assets, and (ii) carrying value of collateral for this repurchase agreement includes our multifamily real estate owned assets included in real estate owned, held-for-investment, related lease intangibles included in other assets, and below market lease values included in other liabilities on our consolidated balance sheet.

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
(2)
Net of specific CECL reserves, if any.

Term Participation Facility

On November 4, 2022, we entered into a master participation and administration agreement to finance certain of our loans receivable.

Our term participation facility as of September 30, 2025 is summarized as follows ($ in thousands):

Contractual Maturity Date	Total Commitments	Borrowings Outstanding and Carrying Value	Carrying Value of Collateral
12/23/2029	$381,191	$347,289	$679,290

Our term participation facility as of December 31, 2024 is summarized as follows ($ in thousands):

Contractual Maturity Date	Total Commitments	Borrowings Outstanding and Carrying Value	Carrying Value of Collateral(1)
12/23/2029	$555,662	$477,584	$941,778

(1)
Amount includes the carrying value of our mixed-use real estate owned asset, including related net lease intangible assets.

Notes Payable

Our notes payable as of September 30, 2025 are summarized as follows ($ in thousands):

Contractual Maturity Date	Maximum Extension Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral
9/2/2026	9/2/2027	$120,339	$119,817	$170,451
2/2/2026	2/2/2027	56,166	55,933	71,087
Total		$176,505	$175,750	$241,538

Our notes payable as of December 31, 2024 are summarized as follows ($ in thousands):

Contractual Maturity Date	Maximum Extension Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral
9/2/2026	9/2/2027	$105,280	$104,333	$148,729
7/15/2027	7/15/2027	77,500	76,895	183,427
2/2/2026	2/2/2027	56,158	55,617	70,677
Total		$238,938	$236,845	$402,833

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

The secured term loan as of September 30, 2025 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Interest Rate	Borrowing Outstanding	Carrying Value
8/9/2026	S + 4.50%	8.73%	$712,104	$707,678

(1)
SOFR at September 30, 2025 was 4.13%.

The secured term loan as of December 31, 2024 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Interest Rate	Borrowing Outstanding	Carrying Value
8/9/2026	S + 4.50%	8.93%	$717,825	$709,777

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

Our debt related to real estate owned hotel portfolio as of September 30, 2025 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Net Interest Rate (1)	Borrowing Outstanding	Carrying Value
6/9/2027	S + 3.18%	7.31%	$235,000	$230,284

(1)
SOFR at September 30, 2025 was 4.13%, which was below the 6.79% strike rate provided by our interest rate cap. See Note 7 – Derivatives for further detail.

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

Interest Expense and Amortization

The following table summarizes our interest and amortization expense on our secured financings, debt related to real estate owned hotel portfolio and secured term loan for the three and nine months ended September 30, 2025 and 2024, respectively ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest expense on secured financings	$49,442	$87,141	$177,667	$270,314
Interest expense on secured term loan	16,320	18,292	48,543	54,711
Amortization of deferred financing costs	6,077	5,663	16,851	15,227
Interest and related expense	71,839	111,096	243,061	340,252
Interest expense on debt related to real estate owned hotel portfolio (1)	5,203	6,900	19,388	20,098
Interest expense on multifamily real estate owned properties (2)	4,213	-	4,746	-
Total interest and related expense	$81,255	$117,996	$267,195	$360,350

(1)
For the three months ended September 30, 2025 and 2024, interest expense on debt related to real estate owned hotel portfolio includes $0.7 million and $1.1 million, respectively, of amortization of deferred financing costs. For the nine months ended September 30, 2025 and 2024, interest expense on debt related to real estate owned hotel portfolio includes $1.6 million and $2.5 million, respectively, of amortization of deferred financing costs.
(2)
Our multifamily real estate owned assets are pledged to certain of our repurchase agreements. Thus, amount excludes any allocation of amortization of deferred financing costs related to such repurchase agreement.

Financial Covenants

Our financing agreements generally contain certain financial covenants. For example, our ratio of earnings before interest, taxes, depreciation, and amortization to interest charges (“Interest Coverage Ratio”), as calculated in accordance with our repurchase agreements and term participation facility, shall not be less than 1.1 to 1.0, whereas our ratio of earnings before interest, taxes, depreciation, and amortization to interest charges as calculated in accordance with our secured term loan agreement shall not be less than 1.5 to 1.0. Further, our tangible net worth, as calculated in accordance with our repurchase agreements, shall not be less than $1.7 billion, whereas our tangible net worth, as calculated in accordance with our secured term loan agreement, which permits us to make certain adjustments for our current expected credit loss reserve, shall not be less than $1.86 billion as of each measurement date. Additionally, (i) cash liquidity shall not be less than the greater of (x) $20 million or (y) 5% of our recourse indebtedness (which includes our secured term loan); and (ii) our indebtedness shall not exceed 77.8% of our total assets, which is the most restrictive indebtedness covenant as of the reporting date. As of September 30, 2025, we are in compliance with all financial covenants under our financing agreements. Commencing with the quarter ending December 31, 2025, our Interest Coverage Ratio shall not be less than 1.3 to 1.0.

Future compliance with our financial covenants is dependent upon the results of our operating activities, our financial condition, and the overall market conditions in which we and our borrowers operate. The impact of macroeconomic conditions on the commercial real estate and capital markets, including high benchmark interest rates compared to recent historical standards and the effects thereof on our and our borrowers’ operating performance, may make it more difficult for us to satisfy these financial covenants in the future. Non-compliance with financial covenants may result in our lenders exercising their rights and remedies as provided for in the respective agreements. As the results of our operating activities, our financial condition, and the overall market conditions in which we and our borrowers operate evolve, we may continue to work with our counterparties on modifying financial covenants as needed; however, there is no assurance that our counterparties will agree to such modifications.

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

Changes in the fair value of our interest rate cap are recorded as an unrealized gain or loss on interest rate cap on our consolidated statements of operations and the fair value is recorded in other assets on our consolidated balance sheets. Proceeds received from our counterparty related to the interest rate cap are recorded as proceeds from interest rate cap on our consolidated statements of operations. As of September 30, 2025 and December 31, 2024, the fair values of our interest rate caps were de minimis. During the three months ended September 30, 2025 and 2024, we recognized $0.0 million and $0.2 million, respectively, of proceeds from interest rate cap. During the nine months ended September 30, 2025 and 2024, we recognized $0.0 million and $1.3 million, respectively, of proceeds from interest rate cap.

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

Financial Instruments Reported at Fair Value

The fair value of our interest rate caps are determined by using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the interest rate caps. The variable interest rates used in the calculation of projected receipts on the interest rate caps are based on a third-party expert’s expectation of future interest rates derived from observable market interest rate curves and volatilities. Our interest rate caps are classified as Level 2 in the fair value hierarchy. As of September 30, 2025 and December 31, 2024, the fair values of our interest rate caps were de minimis.

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows ($ in thousands):

	September 30, 2025
	Carrying	Unpaid Principal		Fair Value Hierarchy Level
	Value	Balance	Fair Value	Level 1	Level 2	Level 3
Loans receivable held-for-investment, net	$4,213,170	$4,518,241	$4,194,902	$-	$-	$4,194,902
Loan receivable held-for-sale	28,069	28,069	28,069	-	-	28,069
Repurchase agreements	2,184,899	2,184,899	2,184,899	-	-	2,184,899
Term participation facility	347,289	347,289	343,716	-	-	343,716
Notes payable, net	175,750	176,505	175,714	-	-	175,714
Secured term loan, net	707,678	712,104	686,290	-	-	686,290
Debt related to real estate owned hotel portfolio, net	230,284	235,000	235,086	-	-	235,086

	December 31, 2024
	Carrying	Unpaid Principal		Fair Value Hierarchy Level
	Value	Balance	Fair Value	Level 1	Level 2	Level 3
Loans receivable held-for-investment, net	$5,947,262	$6,200,290	$5,934,590	$-	$-	$5,934,590
Loans receivable held-for-sale	277,062	312,471	277,062	-	-	277,062
Repurchase agreements	3,190,339	3,190,339	3,190,339	-	-	3,190,339
Term participation facility	477,584	477,584	476,099	-	-	476,099
Notes payable, net	236,845	238,938	236,939	-	-	236,939
Secured term loan, net	709,777	717,825	685,522	-	-	685,522
Debt related to real estate owned hotel portfolio, net	274,604	275,000	274,680	-	-	274,680

Note 9. Equity

Common Stock

Our charter provides for the issuance of up to 500,000,000 shares of common stock with a par value of $0.01 per share. As of September 30, 2025 and December 31, 2024, we had 140,218,764 and 139,362,657 shares of common stock issued and outstanding, respectively.

The following table provides a summary of the number of shares of common stock outstanding during the nine months ended September 30, 2025 and 2024, respectively:

	Nine Months Ended
Common Stock Outstanding	September 30, 2025	September 30, 2024
Beginning balance	139,362,657	138,745,357
Issuance of common stock in exchange for fully vested RSUs	856,107	617,300
Ending balance	140,218,764	139,362,657

At the Market Stock Offering Program

On May 10, 2024, we entered into an equity distribution agreement with certain sales agents, pursuant to which we may sell, from time to time, up to an aggregate sales price of $150.0 million of our common stock pursuant to a continuous offering program (the “ATM Agreement”) under our in place effective shelf registration. Sales of our common stock made pursuant to the ATM Agreement may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. The timing and amount of actual sales will depend on a variety of factors, including market conditions, the trading price of our common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the nine months ended September 30, 2025, we did not issue any shares of our common stock pursuant to the

ATM Agreement. As of September 30, 2025, the ATM Agreement has not been utilized, and $150.0 million remained available for issuance of our common stock pursuant to the ATM Agreement.

Dividends

The Board did not declare any dividends during the nine months ended September 30, 2025. The following table details our dividend activity for common stock for the nine months ended September 30, 2024 ($ in thousands, except per share data):

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

For the three and nine months ended September 30, 2025 and 2024, we had no dilutive securities. As a result, basic and diluted EPS are the same. The calculation of basic and diluted EPS is as follows ($ in thousands, except for share and per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net loss	$(9,528)	$(56,218)	$(269,858)	$(120,567)
Dividends on participating securities (1)	-	(245)	-	(1,949)
Participating securities’ share in earnings	-	-	-	-
Basic loss	$(9,528)	$(56,463)	$(269,858)	$(122,516)
Weighted average shares of common stock outstanding, basic and diluted (2)	140,563,026	139,561,491	140,052,069	139,145,099
Net loss per share of common stock, basic and diluted	$(0.07)	$(0.40)	$(1.93)	$(0.88)

(1)
For the three months ended September 30, 2025 and 2024, dividends on participating securities excludes $0 and $9,000 of dividends on fully vested RSUs, respectively. For the nine months ended September 30, 2025 and 2024, dividends on participating securities excludes $0 and $42,000 of dividends on fully vested RSUs, respectively.
(2)
Amounts as of September 30, 2025 and 2024 include 205,150 and 95,380 fully vested RSUs, respectively.

For the three months ended September 30, 2025 and 2024, 2,519,608 and 2,459,978 of weighted average unvested RSUs, respectively, were excluded from the calculation of diluted EPS because the effect was anti-dilutive. For the nine months ended September 30, 2025 and 2024, 2,683,845 and 2,755,785 of weighted average unvested RSUs, respectively, were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

Note 11. Related Party Transactions

Our activities are managed by our Manager. Pursuant to the terms of the Management Agreement, our Manager is responsible for originating investment opportunities, providing asset management services and administering our day-to-day operations. Our Manager is entitled to receive a management fee, an incentive fee, and a termination fee as defined below.

The following table summarizes our management fees ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Management fees	$7,733	$9,079	$24,327	$27,300

Management Fees

Effective October 1, 2015, our Manager earns a base management fee in an amount equal to 1.50% per annum of Stockholders’ Equity, as defined in the Management Agreement. Management fees are reduced by our pro rata share of any management fees and incentive fees (if incentive fees are not incurred by us) incurred to our Manager by CMTG/TT. Management fees are generally paid quarterly, in arrears, and $7.7 million and $27.0 million were accrued and were included in management fee payable – affiliate, on our consolidated balance sheets at September 30, 2025 and December 31, 2024, respectively.

Incentive Fees

Our Manager is entitled to an incentive fee equal to 20% of the excess of our Core Earnings on a rolling four-quarter basis, as defined in the Management Agreement, over a 7.00% return on Stockholders’ Equity. Incentive fees are reduced by our pro rata share of any incentive fees incurred to our Manager by CMTG/TT.

During the nine months ended September 30, 2025, we did not incur any incentive fees. As of September 30, 2025 and December 31, 2024, there were no accrued incentive fees on our consolidated balance sheets.

Termination Fees

If we elect to terminate the Management Agreement, we are required to pay our Manager a termination fee equal to three times the sum of the average total annual amount of management fees and the average annual incentive fee paid by us over the prior two years.

Reimbursable Expenses

Our Manager or its affiliates are entitled to reimbursement for certain documented costs and expenses incurred by them on our behalf, as set forth in the Management Agreement, excluding any expenses specifically required to be borne by our Manager under the Management Agreement. For the three months ended September 30, 2025 and 2024, we incurred $1.1 million and $1.0 million, respectively, of reimbursable expenses incurred on our behalf by our Manager which are included in general and administrative expenses on our consolidated statements of operations. For the nine months ended September 30, 2025 and 2024, we incurred $3.2 million and $3.2 million, respectively, of reimbursable expenses incurred on our behalf by our Manager. As of September 30, 2025 and December 31, 2024, $1.0 million and $3.1 million, respectively, of reimbursable expenses incurred on our behalf and due to our Manager are included in other liabilities on our consolidated balance sheets.

Note 12. Stock-Based Compensation

Incentive Award Plan

We are externally managed and do not currently have any employees. On March 30, 2016, we adopted the 2016 Incentive Award Plan (the “Plan”) to promote the success and enhance the value of the Company by linking the individual interests of employees of our Manager and its affiliates to those of our stockholders. As of September 30, 2025, the maximum remaining number of shares that may be issued under the Plan is 2,425,048 shares. Awards granted under the Plan may be granted with the right to receive dividend equivalents and generally vest in equal installments on the specified anniversaries of the grant.

Deferred Compensation Plan

On May 24, 2022, we adopted the Deferred Compensation Plan to provide our directors and certain executives with an opportunity to defer payment of their stock-based compensation or RSUs and director cash fees, if applicable, pursuant to the terms of the Deferred Compensation Plan.

Under our Deferred Compensation Plan, certain of our Board members elected to receive the annual fees and/or time-based RSUs to which they are entitled under our Non-Employee Director Compensation Program in the form of deferred RSUs. Accordingly, during the three months ended September 30, 2025 and 2024, we issued 18,008 and 6,098, respectively, of deferred RSUs in lieu of cash fees to such directors, and recognized an expense of approximately $53,000 and $47,000, respectively. During the nine months ended September 30, 2025 and 2024, we issued 43,611 and 14,576, respectively, of deferred RSUs in lieu of cash fees to such directors, and recognized an expense of approximately $159,000 and $144,000, respectively. Such expense is included in general and administrative expenses on our consolidated statements of operations.

Non-Employee Director Compensation Program

Our Board awards time-based RSUs to eligible non-employee Board members on an annual basis as part of such Board members’ annual compensation in accordance with the Non-Employee Director Compensation Program. The time-based awards are generally issued in the second quarter on the date of the annual meeting of our stockholders, in conjunction with the director’s election to our Board, and the awards vest on the earlier of (x) the one-year anniversary of the grant date and (y) the date of the next annual meeting of our stockholders following the grant date, subject to the applicable participants’ continued service through such vesting date. Effective January 1, 2025, to maintain competitiveness in our recruitment and retention of directors, our Non-Employee Director Compensation Program was amended to increase the value of the annual director grants and increase the annual retainer fees payable to the chairs and members of the Audit, Compensation and Nominating and Corporate Governance Committees, and the Lead Independent Director, as set forth in the amended Non-Employee Director Compensation Program.

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

Stock-Based Compensation Expense

For the three months ended September 30, 2025 and 2024, we recognized $2.1 million and $5.0 million, respectively, of stock-based compensation expense related to the RSUs. For the nine months ended September 30, 2025 and 2024, we recognized $11.9 million and $13.3 million, respectively, of stock-based compensation expense related to the RSUs. As of September 30, 2025, total unrecognized compensation expense was $10.3 million based on the grant date fair value of RSUs granted. This expense is expected to be recognized over a remaining period of 1.6 years from September 30, 2025.

Certain participants of the Plan are required to settle their tax liabilities through a reduction of their vested RSU delivery. Such amount will result in a corresponding adjustment to additional paid-in capital and a cash payment to our Manager or its affiliates in order to remit the required statutory tax withholding to each respective taxing authority. The following table details the deliveries of shares of our common stock for vested RSUs and corresponding payments for withholding taxes upon delivery of such vested RSUs, which are reflected as adjustments to additional paid-in capital on our consolidated statement of changes in equity during the three and nine months ended September 30, 2025 and 2024 ($ in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Vested RSUs	629,459	652,425	1,348,713	1,012,741
Shares of common stock delivered	396,763	408,224	826,369	596,454
Payments for withholding taxes upon delivery of stock-based awards	$805	$2,054	$1,467	$3,489

The following tables detail the time-based RSU activity during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value Per Share	Number of Restricted Share Units	Weighted Average Grant Date Fair Value Per Share
Unvested, beginning of period	2,722,295	$11.70	2,526,202	$15.31
Granted	1,486,259	2.51	1,269,544	9.53
Vested	(1,437,927)	13.70	(1,072,611)	15.74
Forfeited	(261,014)	8.22	(277,505)	12.67
Unvested, end of period	2,509,613	5.47	2,445,630	12.42

Note 13. Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with our taxable year ended December 31, 2015 and expect to continue to operate so as to qualify as a REIT. As a result, we will generally not be subject to federal and state income tax on that portion of our income that we distribute to stockholders if we (i) distribute at least 90% of our taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains, and (ii) comply with certain other requirements to qualify as a REIT. Since Commencement of Operations, we have been in compliance with all REIT requirements and we plan to continue to operate so that we meet the requirements for taxation as a REIT. Therefore, other than amounts relating to our taxable REIT subsidiary (“TRS”), as described below, we have not provided for current income tax expense related to our REIT taxable income for the three and nine months ended September 30, 2025 and 2024, respectively. Additionally, no provision has been made for federal or state income taxes in the accompanying financial statements, as we believe we have met the prescribed requisite requirements.

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

Our real estate owned hotel portfolio is held in a TRS. A TRS is a corporation that is owned directly or indirectly by a REIT and has jointly elected with the REIT to be treated as a TRS for tax purposes. Given the TRS’s history of generating taxable losses, we are not able to conclude that it is more likely than not that we will realize the future benefit of the TRS’s deferred tax assets and therefore recorded a full valuation allowance. Given the full valuation allowance, we did not record a provision or benefit for income taxes for the three and nine months ended September 30, 2025 and 2024, and we did not have any deferred tax assets or deferred tax liabilities as of September 30, 2025 and December 31, 2024. Our deferred tax asset and valuation allowance at September 30, 2025 were $55.6 million, respectively. As of December 31, 2024, our deferred tax asset and valuation allowance were $56.6 million, respectively.

We recognize tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions, if applicable, are included as a component of the provision for income taxes in our consolidated statements of operations. As of September 30, 2025 and December 31, 2024, we have not recorded any amounts for uncertain tax positions.

Our tax returns are subject to audit by taxing authorities. As of the date of this filing, tax years 2022 and onward remain open to examination by major taxing jurisdictions in which we are subject to taxes.

On July 4, 2025, a budget reconciliation bill (the “Bill”) was signed into law in the United States. The Bill includes several significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017 and other changes to the Internal Revenue Code, that affect REITs and their investors. For instance, for taxable years beginning after December 31, 2025, the Bill modifies the REIT asset test requirement with respect to TRSs, providing that not more than 25% (previously 20%) of the gross value of a REIT’s assets may be represented by securities of one or more TRSs. Additionally, the Bill permanently extends the Internal Revenue Code Section 199A pass-through qualified business income deduction. This allows certain individuals, trusts, and estates to continue deducting 20% of their qualified business income, including qualified REIT dividends. This deduction was set to expire for taxable years beginning after December 31, 2025. The Bill is not expected to have a material impact on our consolidated financial statements.

Note 14. Commitments and Contingencies

We hold a 51% interest in CMTG/TT as a result of committing to invest $124.9 million in CMTG/TT. As of September 30, 2025 and December 31, 2024, we have contributed $163.1 million to CMTG/TT and have received return of capital distributions of $123.3 million, of which $111.1 million were recallable. As of September 30, 2025 and December 31, 2024, our remaining capital commitment to CMTG/TT was $72.9 million.

As of September 30, 2025 and December 31, 2024, we had aggregate unfunded loan commitments of $347.8 million and $498.3 million, respectively, which amounts will generally be funded to finance construction or leasing related expenditures by our borrowers, subject to them achieving certain conditions precedent to such funding. These future commitments will expire over the remaining term of the loans, none of which exceed five years.

To the extent a financing is expected to reach final maturity, we may seek replacement financings, extension of existing financings, or other capital solutions as deemed appropriate by management. Our contractual payments due under all financings were as follows as of September 30, 2025 ($ in thousands):

Year	Initial Maturity(1)	Fully Extended Maturity(2)
2025 (3)(4)	$1,378,707	$1,057,161
2026	1,761,525	1,285,746
2027	317,279	599,687
2028	-	279,917
2029	-	-
Thereafter	198,286	433,286
Total	$3,655,797	$3,655,797

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
(3)
Includes financings outstanding of $946.1 million related to eleven loans in maturity default with aggregate unpaid principal balance of $1.7 billion.
(4)
In October 2025, we repaid $109.2 million of our secured financings due during the remainder of 2025 using a portion of the proceeds received from the repayment of a loan receivable.

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

The following table provides a calculation of Distributable (Loss) Earnings for our loan and REO portfolios, as well as a reconciliation to net loss, for the three months ended September 30, 2025 and 2024 ($ in thousands):

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Loan Portfolio	REO Portfolio	Total	Loan Portfolio	REO Portfolio	Total
Interest and related income	$88,904	$-	$88,904	$152,870	$-	$152,870
Interest and related expense	(71,839)	-	(71,839)	(111,096)	-	(111,096)
Revenue from real estate owned	-	29,009	29,009	-	23,103	23,103
Amortization of above and below market leases, net	-	258	258	-	354	354
Management fees - affiliate	(7,733)	-	(7,733)	(9,079)	-	(9,079)
General and administrative expenses	(4,812)	-	(4,812)	(3,645)	-	(3,645)
Real estate owned:
Operating expenses	-	(18,489)	(18,489)	-	(14,727)	(14,727)
Interest expense	-	(9,416)	(9,416)	-	(6,900)	(6,900)
Proceeds from interest rate cap	-	-	-	-	198	198
Loss from equity method investment	(32)	-	(32)	(37)	-	(37)
Loss on extinguishment of debt	-	-	-	(262)	-	(262)
Principal charge-offs (1)	(42,325)	-	(42,325)	(55,352)	-	(55,352)
Valuation adjustment for real estate owned held- for-sale	-	12,980	12,980	-	-	-
Gain on partial sales of real estate owned, net	-	2,006	2,006	-	-	-
Previously recognized depreciation and amortization on portion of real estate owned (2)	-	(58)	(58)	-	-	-
Distributable (Loss) Earnings	$(37,837)	$16,290	$(21,547)	$(26,601)	$2,028	$(24,573)

Reconciliation to net loss
Principal charge-offs (1)			42,325			55,352
Previously recognized depreciation and amortization on portion of real estate owned (2)			58			-
Provision for current expected credit loss reserve			(24,234)			(78,756)
Valuation adjustment for loan receivable held-for-sale			-			-
Depreciation and amortization			(3,740)			(2,628)
Amortization of above and below market leases, net			(258)			(354)
Stock-based compensation expense			(2,061)			(4,972)
Unrealized loss on interest rate cap			(71)			(287)
Net loss			$(9,528)			$(56,218)

(1)
For the three months ended September 30, 2024, amount includes a $23.2 million charge-off of accrued interest receivable related to the reclassification of a for sale condo loan to held-for-sale.
(2)
Reflects previously recognized depreciation and amortization on the portions of our mixed-use real estate owned asset that were sold during the three months ended September 30, 2025. Amount not previously recognized in Distributable Earnings (Loss).

The following table provides a calculation of Distributable (Loss) Earnings for our loan and REO portfolios, as well as a reconciliation to net loss, for the nine months ended September 30, 2025 and 2024 ($ in thousands):

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Loan Portfolio	REO Portfolio	Total	Loan Portfolio	REO Portfolio	Total
Interest and related income	$315,080	$-	$315,080	$468,846	$-	$468,846
Interest and related expense	(243,061)	-	(243,061)	(340,252)	-	(340,252)
Revenue from real estate owned	-	69,062	69,062	-	59,595	59,595
Amortization of above and below market leases, net	-	946	946	-	1,062	1,062
Management fees - affiliate	(24,327)	-	(24,327)	(27,300)	-	(27,300)
General and administrative expenses	(14,118)	-	(14,118)	(12,367)	-	(12,367)
Real estate owned:
Operating expenses	-	(47,100)	(47,100)	-	(41,466)	(41,466)
Interest expense	-	(24,134)	(24,134)	-	(20,098)	(20,098)
Proceeds from interest rate cap	-	-	-	-	1,291	1,291
Loss from equity method investment	(93)	-	(93)	(114)	-	(114)
Loss on extinguishment of debt	(547)	-	(547)	(3,505)	-	(3,505)
Principal charge-offs (1)	(209,795)	-	(209,795)	(98,179)	-	(98,179)
Valuation adjustment for real estate owned held- for-sale	-	12,618	12,618	-	-	-
Gain on partial sales of real estate owned, net	-	366	366	-	-	-
Previously recognized depreciation and amortization on portion of real estate owned (2)	-	(2,198)	(2,198)	-	-	-
Distributable (Loss) Earnings	$(176,861)	$9,560	$(167,301)	$(12,871)	$384	$(12,487)

Reconciliation to net loss
Principal charge-offs (1)			209,795			98,179
Previously recognized depreciation and amortization on portion of real estate owned (2)			2,198			-
Provision for current expected credit loss reserve			(254,846)			(182,644)
Valuation adjustment for loan receivable held-for-sale			(41,767)			-
Depreciation and amortization			(5,023)			(7,850)
Amortization of above and below market leases, net			(946)			(1,062)
Stock-based compensation expense			(11,897)			(13,324)
Unrealized loss on interest rate cap			(71)			(1,379)
Net loss			$(269,858)			$(120,567)
(1)
For the nine months ended September 30, 2025, amount includes (i) a $6.5 million charge-off of accrued interest receivable related to the discounted payoff of a land loan in March 2025 and the mortgage foreclosures on multifamily properties in July 2025 and (ii) a $0.5 million charge-off of an exit fee related to the discounted payoff of a land loan in March 2025.
(2)
Reflects previously recognized depreciation and amortization on the portions of our mixed-use property that were sold during the nine months ended September 30, 2025. Amount not previously recognized in Distributable Earnings (Loss).

Note 16. Subsequent Events

We have evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and note the following transactions or events that have occurred:

1.
In October 2025, we completed the sale of our right, title, and interest in the collateral asset of a land loan for a gross sales price of $28.1 million. See Note 3 for further detail.
2.
In October 2025, we received the full repayment of a multifamily loan with an unpaid principal balance of $136.5 million as of September 30, 2025.
3.
In October 2025, we (i) sold the signage component of our mixed-use real estate owned asset to an unaffiliated purchaser for a gross sales price of $12.2 million and (ii) entered into a binding agreement to sell one additional floor of office space of our mixed-use real estate owned asset to an unaffiliated purchaser for a gross sales price of $5.9 million.

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

I. Key Financial Measures and Indicators

As a CRE finance company, we believe the key financial measures and indicators for our business are net income (loss) per share, Distributable Earnings (Loss) per share, Distributable Earnings per share prior to realized gains and losses, which includes charge-offs of principal, accrued interest receivable, and/or exit fees, dividends declared per share, book value per share, adjusted book value per share, Net Debt-to-Equity Ratio and Total Leverage Ratio. During the three months ended September 30, 2025, we had net loss per share of $0.07, Diluted Distributable Loss per share of $0.15, Diluted Distributable Earnings per share prior to realized gains and losses of $0.04, and our Board did not declare any dividends. As of September 30, 2025, our book value per share was $12.24, our adjusted book value per share was $13.28, our Net Debt-to-Equity Ratio was 1.9x, and our Total Leverage Ratio was 2.4x. We use Net Debt-to-Equity Ratio and Total Leverage Ratio, financial measures which are not prepared in accordance with GAAP, to evaluate our financial leverage, which in the case of our Total Leverage Ratio, makes certain adjustments that we believe provide a more conservative measure of our financial condition.

Net Loss Per Share and Dividends Declared Per Share

The following table sets forth the calculation of basic and diluted net loss per share and dividends declared per share ($ in thousands, except share and per share data):

	Three Months Ended
	September 30, 2025	June 30, 2025
Net loss	$(9,528)	$(181,707)
Weighted average shares of common stock outstanding, basic and diluted	140,563,026	140,105,546
Basic and diluted net loss per share of common stock	$(0.07)	$(1.30)
Dividends declared per share of common stock	$-	$-

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

The table below summarizes the reconciliation from weighted average diluted shares under GAAP to the weighted average diluted shares used for Distributable Loss and Distributable Earnings prior to realized gains and losses for the three months ended September 30, 2025 and June 30, 2025:

	Three Months Ended
Weighted Averages	September 30, 2025	June 30, 2025
Diluted Shares - GAAP	140,563,026	140,105,546
Unvested RSUs	2,519,608	2,817,086
Diluted Shares - Distributable Loss	143,082,634	142,922,632

The following table provides a reconciliation of net loss to Distributable Loss and Distributable Earnings prior to realized gains and losses ($ in thousands, except share and per share data):

	Three Months Ended
	September 30, 2025	June 30, 2025
Net loss	$(9,528)	$(181,707)
Adjustments:
Non-cash stock-based compensation expense	2,061	4,762
Provision for current expected credit loss reserve	24,234	189,489
Depreciation and amortization expense	3,740	845
Amortization of above and below market lease values, net	258	334
Unrealized loss on interest rate cap	71	-
Valuation adjustment for loan receivable held-for-sale	-	(827)
Valuation adjustment for real estate owned held-for-sale	(12,980)	313
(Gain) loss on partial sales of real estate owned	(2,006)	1,640
Distributable Earnings prior to realized gains and losses	$5,850	$14,849
Principal charge-offs (1)	(42,325)	(120,817)
Valuation adjustment for real estate owned held-for-sale	12,980	(313)
Gain (loss) on partial sales of real estate owned	2,006	(1,640)
Previously recognized depreciation and amortization on portion of real estate owned (2)	(58)	(2,140)
Distributable Loss	$(21,547)	$(110,061)
Weighted average diluted shares - Distributable Loss	143,082,634	142,922,632
Diluted Distributable Earnings per share prior to realized gains and losses	$0.04	$0.10
Diluted Distributable Loss per share	$(0.15)	$(0.77)
(1)
For the three months ended June 30, 2025, amount includes a $2.9 million charge-off of accrued interest receivable.
(2)
Reflects previously recognized depreciation and amortization on the portions of our mixed-use real estate owned asset that were sold during the three months ended September 30, 2025 and the three months ended June 30, 2025. Amount not previously recognized in Distributable Earnings (Loss).

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

The following table sets forth the calculation of our book value and our adjusted book value per share, a non-GAAP financial measure, as of September 30, 2025 and December 31, 2024 ($ in thousands, except share and per share data):

	September 30, 2025	December 31, 2024
Total Equity	$1,748,811	$2,008,086
Number of shares of common stock outstanding and RSUs	142,933,527	142,187,015
Book Value per share(1)	$12.24	$14.12
Add back: accumulated depreciation and amortization on real estate owned and related lease intangibles	0.06	0.03
Add back: general CECL reserve	0.98	1.02
Adjusted Book Value per share	$13.28	$15.17

(1)
Calculated as (i) total equity divided by (ii) number of shares of common stock outstanding and RSUs at period end.

II. Our Portfolio

The below table summarizes our loans receivable held-for-investment as of September 30, 2025 ($ in thousands):

					Weighted Average(3)
	Number of Loans	Loan Commitment(1)	Unpaid Principal Balance	Carrying Value(2)	Yield to Maturity(4)	Term to Initial Maturity	Term to Fully Extended Maturity(5)	Weighted Average Origination LTV (6)	Weighted Average Adjusted LTV (7)
Senior and subordinate loans	37	$4,866,018	$4,518,241	$4,347,298	6.7%	0.4 years	1.2 years	70.5%	74.6%

(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Net of specific CECL reserve of $167.9 million.
(3)
Weighted averages are based on unpaid principal balance.
(4)
Represents the weighted average annualized yield to initial maturity of each loan, inclusive of coupon, and fees received, based on the applicable floating benchmark rate/floors (if applicable), in place as of September 30, 2025. For loans placed on non-accrual, the annualized yield to initial maturity used in calculating the weighted average annualized yield to initial maturity is 0%.
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

Sales of Loans Receivable

The following table summarizes our loans receivable sold during the nine months ended September 30, 2025 ($ in thousands):

Property Type (1)	Location	Loan Commitment	Unpaid Principal Balance Before Principal Charge-Off / Valuation Allowance	Carrying Value Before Principal Charge-Off / Valuation Allowance	Cumulative Principal Charge-Off / Valuation Allowance	Carrying Value Upon Sale	Risk Rating (2)
Land (3)	MA	$30,000	$30,000	$30,000	$(1,931)	$28,069	3
Total held-for-sale, September 30, 2025		$30,000	$30,000	$30,000	$(1,931)	$28,069

For Sale Condo (4)	CA	$247,260	$223,491	$223,491	$(77,100)	$146,391	4
Hospitality (5)	CA	101,059	101,059	101,299	(315)	100,984	3
Hospitality (6)	CA	80,408	80,408	80,408	(23,782)	56,626	4
Total sold, nine months ended September 30, 2025		$428,727	$404,958	$405,198	$(101,197)	$304,001

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
(3)
In September 2025, through a mortgage foreclosure auction of the underlying collateral asset, we entered into an agreement with an unaffiliated purchaser to sell our right, title, and interest in the collateral asset for a gross sales price of $28.1 million. The sale was completed in October 2025 and, as a result, this loan was classified as held-for-sale and a principal charge-off was recognized as of September 30, 2025.
(4)
Principal charge-offs and valuation allowance attributable to the delinquency of the loan and its $23.8 million of remaining unfunded commitments. During the nine months ended September 30, 2025 and through the sale of this loan in May 2025, we recognized a further adjustment to reduce the held-for-sale carrying value of this loan by $41.8 million as a result of additional protective advances made and a reduction in anticipated proceeds from the sale, which is reflected as a valuation adjustment for loan receivable held-for-sale on our consolidated statement of operations. Effective October 1, 2024, this loan was placed on non-accrual status.
(5)
Loan classified as held-for-sale as of December 31, 2024 and sold in January 2025. Principal charge-off recognized upon reclassification to held-for-sale as of December 31, 2024.

(6)
In June 2025, this loan was sold. Principal charge-off attributable to the diminution in value of the collateral asset, and prorations and transaction costs related to the sale.

Portfolio Activity and Overview

The following table summarizes changes in unpaid principal balance for our loans receivable held-for-investment ($ in thousands):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Unpaid principal balance, beginning of period	$5,213,147	$6,200,290
Advances on existing loans	33,498	123,746
Repayments of loans receivable	(522,662)	(1,308,007)
Principal charge-offs	(40,394)	(105,339)
Sale of loan receivable	-	(80,408)
Transfer to loans receivable held-for-sale	(30,000)	(30,000)
Transfer to real estate owned, held-for-investment (See Note 5)	(135,348)	(282,041)
Total fundings, net of repayments, sales, and transfers to real estate owned	(694,906)	(1,682,049)
Unpaid principal balance, end of period	$4,518,241	$4,518,241

The following table details our individual loans receivable held-for-investment based on unpaid principal balances as of September 30, 2025 ($ in thousands):

Loan Number	Loan Type	Origination Date	Loan Commitment (1)	Unpaid Principal Balance	Carrying Value (2)	Origination LTV(3)	Fully Extended Maturity(4)	Property Type (5)	Construction (5,6)	Location	Risk Rating (7)
1	Senior	12/16/2021	$405,000	$402,341	$366,800	n/m	7/31/2025	Multifamily	-	CA	5
2	Senior	7/12/2018	230,000	230,000	231,350	52.9%	8/1/2028	Hospitality	-	NY	3
3	Senior	6/30/2022	227,000	224,938	225,520	63.9%	6/30/2029	Hospitality	-	CA	3
4	Senior	9/26/2019	319,900	220,194	220,192	68.0%	3/31/2026	Office	-	GA	4
5	Senior	8/17/2022	235,000	220,000	220,325	68.3%	8/17/2027	Hospitality	-	CA	3
6	Senior	4/14/2022	187,480	177,592	177,506	55.7%	4/14/2027	Multifamily	-	MI	3
7	Senior	9/2/2022	176,257	171,195	170,452	60.0%	9/2/2027	Multifamily	-	UT	3
8	Senior	1/14/2022	170,000	170,000	170,000	64.8%	1/14/2027	Multifamily	-	CO	4
9	Senior	1/9/2018	156,671	156,671	120,100	n/m	1/9/2024	Land	-	VA	5
10	Senior	9/8/2022	160,000	155,000	155,000	63.5%	9/8/2027	Multifamily	-	AZ	4
11	Senior	2/28/2019	150,000	150,000	150,000	72.2%	2/28/2024	Office	-	CT	4
12 (8)	Senior	12/30/2021	136,500	136,500	136,415	76.7%	12/30/2025	Multifamily	-	PA	3
13	Senior	4/26/2022	151,698	136,355	121,000	n/m	4/26/2027	Multifamily	-	TX	5
14	Senior	12/10/2021	130,000	130,000	130,000	75.6%	12/10/2026	Multifamily	-	VA	3
15	Senior	6/17/2022	126,535	126,535	126,535	62.8%	6/17/2027	Multifamily	-	TX	3
16	Subordinate	12/9/2021	125,000	125,000	124,924	80.3%	1/1/2027	Office	-	IL	3
17	Senior	4/29/2019	117,323	115,489	114,620	61.5%	10/29/2026	Mixed-Use	-	NY	3
18	Senior	7/20/2021	113,468	113,468	113,809	76.2%	7/20/2026	Multifamily	-	IL	3
19	Senior	2/13/2020	123,910	111,542	88,200	n/m	2/13/2026	Office	-	CA	5
20	Senior	11/4/2022	135,000	109,855	109,767	43.1%	11/9/2026	Mixed-Use	Y	MA	3
21	Senior	7/30/2024	104,455	102,376	101,283	82.4%	10/21/2026	Other	-	NJ	3
22	Senior	12/21/2022	112,100	95,312	95,007	60.9%	12/21/2027	Multifamily	Y	WA	3
23	Senior	8/2/2021	97,000	95,214	94,827	68.5%	8/2/2026	Office	-	CA	4
24	Senior	12/21/2018	87,741	87,741	88,166	50.6%	6/21/2022	Land	-	NY	4
25	Senior	12/15/2021	86,000	86,000	86,000	58.5%	12/15/2026	Mixed-Use	-	TN	3
26	Senior	8/1/2022	115,250	78,500	78,500	82.1%	7/30/2026	Hospitality	Y	NY	4
27	Senior	1/10/2022	117,961	78,339	77,908	65.0%	1/9/2027	Other	-	PA	3
28	Senior	12/22/2021	83,901	76,308	48,800	n/m	12/22/2026	Multifamily	-	TX	5
29	Senior	7/27/2022	75,550	75,550	75,507	66.1%	7/27/2027	Multifamily	-	UT	3
30	Senior	2/2/2022	90,000	71,299	71,088	66.3%	2/2/2027	Office	-	WA	4
31	Senior	8/27/2021	81,210	67,892	39,700	n/m	8/27/2026	Office	-	GA	5
32	Senior	7/31/2019	67,000	67,000	67,000	42.4%	1/30/2022	Land	-	NY	4
33	Senior	1/19/2022	73,677	59,825	59,645	51.2%	1/19/2027	Hospitality	-	TN	3
34	Senior	4/5/2019	37,345	37,345	37,345	n/m	4/5/2028	Other	-	Other	3
35	Senior	4/5/2019	30,000	30,000	30,000	49.0%	4/5/2026	Other	-	NY	3
36	Senior	2/17/2022	28,479	25,258	22,400	n/m	2/17/2027	Multifamily	-	TX	5
37	Senior	7/1/2019	1,607	1,607	1,607	n/m	12/30/2020	Other	-	Other	5
Total			4,866,018	4,518,241	4,347,298
General CECL reserve					(134,128)
Grand Total/Weighted Average			$4,866,018	$4,518,241	$4,213,170				7%		3.6

(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Net of specific CECL reserve of $167.9 million.
(3)
Origination LTV represents “loan-to-value” or “loan-to-cost,” which is calculated as our total loan commitment upon origination, as if fully funded, plus any financings that are pari passu with or senior to our loan, divided by our estimate of either (1) the value of the underlying real estate, determined in accordance with our underwriting process (typically consistent with, if not less than, the value set forth in a third-party appraisal) or (2) the borrower’s projected, fully funded cost basis in the asset, in each case as we deem appropriate for the relevant loan and other loans with similar characteristics. Underwritten values and projected costs should not be assumed to reflect our judgment of current market values or project costs, which may have changed materially since the date of origination. Weighted average origination LTV of 70.5% is based on loan commitment, including non-consolidated senior interests and pari passu interests, and excludes risk rated 5 loans.
(4)
Fully extended maturity assumes all extension options are exercised by the borrower upon satisfaction of the applicable conditions.
(5)
Classification of property type and construction status reflect the state of collateral as of September 30, 2025.
(6)
Percent of total construction loans based on loan commitments as of September 30, 2025.
(7)
Weighted average risk rating weighted by carrying value net of specific CECL reserves
(8)
In October 2025, this loan was repaid.

Real Estate Owned

On February 8, 2021, we acquired legal title to a portfolio of seven limited service hotels located in New York, NY through a foreclosure and assumed the securitized senior mortgage. As of December 31, 2024, we determined that our hotel portfolio had met the held-for-sale criteria and, accordingly, we reflected this asset as real estate owned held-for-sale on our consolidated balance sheet. We determined the anticipated sale did not reflect a strategic shift and therefore did not qualify for presentation as a discontinued operation. Concurrent with this classification, we recognized an $80.5 million loss based upon the anticipated sales price, less estimated costs to sell. During the nine months ended September 30, 2025, we continued to pursue the sale of this asset. During such period, we incurred $362,000 of capital expenditures at our hotel portfolio, which is included within valuation adjustment for real estate owned held-for-sale on our consolidated statement of operations. As of September 30, 2025, we determined that a sale was no longer advisable given current market conditions. Accordingly, we ceased the sale process, determined the hotel portfolio no longer met the held-for-sale criteria, and reclassified the hotel portfolio to real estate owned, held-for-investment on our consolidated balance sheet. As we determined the fair value of the hotel portfolio to be $320.0 million as of September 30, 2025, we did not recognize depreciation expense during the nine months ended September 30, 2025. Concurrent with the reclassification to held-for-investment, we recognized a $13.0 million reversal of a previously recognized valuation adjustment for real estate owned held-for-sale, representing previously estimated costs to sell.

On June 30, 2023, we acquired legal title to a mixed-use property located in New York, NY and the equity interests in the borrower through an assignment-in-lieu of foreclosure and is comprised of office, retail, and signage components. As of September 30, 2025, the mixed-use property appears as part of real estate owned, net and related lease intangibles appear within other assets and other liabilities on our consolidated balance sheet. During the three months ended September 30, 2025, we sold two floors of office space to unaffiliated purchasers for an aggregate gross sales price $13.8 million, resulting in (i) an aggregate gain on partial sales of $2.0 million and (ii) proceeds, net of transaction costs and prorations, of $12.1 million. During the nine months ended September 30, 2025, we sold seven floors of primarily office space to unaffiliated purchasers for an aggregate gross sales price of $42.6 million, resulting in (i) an aggregate gain on partial sales, net of $0.4 million and (ii) proceeds, net of transaction costs and prorations, of $38.7 million. In October 2025, we (i) sold the signage component to an unaffiliated purchaser for a gross sales price of $12.2 million and (ii) entered into a binding agreement to sell one additional floor of office space to an unaffiliated purchaser for a gross sales price of $5.9 million.

On May 28, 2025, we acquired legal title to a multifamily property located in Phoenix, AZ through a mortgage foreclosure. Prior to such date, the multifamily property represented the underlying collateral for a senior loan with an unpaid principal balance of $50.2 million. During the year ended December 31, 2024, the borrower defaulted on the loan and, in anticipation of the mortgage foreclosure, we recognized a specific CECL reserve of $7.2 million, resulting in a carrying value of $42.8 million. Upon the mortgage foreclosure, we recognized a reversal of the specific CECL reserve of $0.3 million prior to recognizing a principal charge-off of $6.9 million based upon the multifamily property’s $42.8 million estimated fair value as determined by a third-party appraisal and assumption of $0.3 million of net working capital. In connection with the mortgage foreclosure, we incurred $0.1 million of transaction costs. As of September 30, 2025, the multifamily property appears as part of real estate owned, net and related lease intangibles appear within other assets on our consolidated balance sheet.

On June 12, 2025, we acquired legal title to a multifamily property located in Henderson, NV through a mortgage foreclosure. Prior to such date, the multifamily property represented the underlying collateral for a senior loan with an unpaid principal balance of $96.5 million. During the year ended December 31, 2024, the borrower defaulted on the loan and, in anticipation of the mortgage foreclosure, we recognized a specific CECL reserve of $16.7 million, resulting in a carrying value of $79.4 million. Upon the mortgage foreclosure, we recognized a reversal of the specific CECL reserve of $0.1 million prior to recognizing a principal charge-off of $16.5 million based upon the multifamily property’s $79.4 million estimated fair value as determined by a third-party appraisal and assumption of $0.1 million of net working capital. In connection with the mortgage foreclosure, we incurred $0.4 million of transaction costs. As of September 30, 2025, the multifamily property appears as part of real estate owned, net and related lease intangibles appear within other assets on our consolidated balance sheet.

On July 1, 2025, we acquired legal title to a multifamily property located in Dallas, TX through a mortgage foreclosure. Prior to such date, the multifamily property represented the underlying collateral for a senior loan with an unpaid principal balance of $39.3 million prior to principal charge-offs. During the year ended December 31, 2024, the borrower defaulted on the loan and, in anticipation of the mortgage foreclosure, we recognized a specific CECL reserve of $10.9 million, resulting in a carrying value of $28.2 million, and a CECL reserve of $0.3 million on accrued interest receivable recognized prior to placing the loan on non-accrual status. Subsequently, we recognized an additional $2.9 million specific CECL reserve prior to recognizing principal and accrued interest receivable charge-offs of $13.8 million and $0.3 million, respectively, based upon the multifamily property’s $25.3 million estimated fair value as determined by a third-party appraisal. During the three months ended September 30, 2025, we recognized a $0.5 million reversal of the previously recognized principal charge-off, representing assumed net working capital. In connection with the mortgage foreclosure, we incurred $0.3 million of transaction costs. As of September 30, 2025, the multifamily property appears as part of real estate owned, net and related lease intangibles appear within other assets on our consolidated balance sheet.

On July 1, 2025, we acquired legal title to two multifamily properties located in Dallas, TX through a mortgage foreclosure. Prior to such date, the multifamily properties represented the underlying collateral for a senior loan with an unpaid principal balance of $119.1 million prior to principal charge-offs. During the year ended December 31, 2024, the borrower defaulted on the loan and, in anticipation of the mortgage foreclosure, we recognized a specific CECL reserve of $0.6 million, resulting in a carrying value of $118.1 million, and a CECL reserve of $2.6 million on accrued interest receivable recognized prior to placing the loan on non-accrual status. Subsequently, we recognized an additional $8.6 million specific CECL reserve prior to recognizing principal and accrued interest receivable charge-offs of $7.9 million and $2.6 million, respectively, based upon the multifamily properties’ aggregate $110.2 million estimated fair value as determined by a third-party appraisal. During the three months ended September 30, 2025, we recognized an additional principal charge-off of $0.9 million, representing $0.7 million of assumed net working capital and $0.2 million of an additional protective advance made prior to foreclosure. In connection with the mortgage foreclosure, we incurred $0.5 million of transaction costs. As of September 30, 2025, the multifamily property appears as part of real estate owned, net, related lease intangibles appear within other assets, and below-market lease values related to a nominal retail component appear within other liabilities on our consolidated balance sheet.

Fair values of multifamily assets we acquired legal title to during the nine months ended September 30, 2025, as determined by third-party appraisers, utilized market capitalization rates ranging from 4.75% to 5.50%. Such assumptions are based upon the nature of the properties and recent sales comparables.

See Note 5 to our consolidated financial statements for additional details.

Asset Management

Our Manager proactively manages the loans in our portfolio from closing to final repayment or resolution of our investment and our Sponsor has dedicated asset management employees who perform asset management services. Following the closing of an investment, the asset management team rigorously monitors the loan, with an emphasis on ongoing analyses of both quantitative and qualitative matters, including financial, legal, and market conditions. Through the final repayment of a loan or resolution of our investment, the asset management team maintains regular contact with borrowers, servicers, property managers, and local market experts monitoring performance of the collateral, anticipating borrower, property and market issues, and enforcing our rights and remedies when appropriate.

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

Our Manager evaluates the credit quality of each of our loans receivable on an individual basis and assigns a risk rating at least quarterly. We have developed a loan grading system for all of our outstanding loans receivable that are collateralized directly or indirectly by real estate. Grading criteria include, but are not limited to, as-is or as-stabilized debt yield, term of loan, property type, property or collateral location, loan type, structure, collateral cash flow volatility and other more subjective variables that include, but are not limited to, as-is or as-stabilized collateral value, market conditions, industry conditions, borrower/sponsor financial stability, and borrower/sponsor exit plan. While evaluating the credit quality of each loan within our portfolio, we assess these quantitative and qualitative factors as a whole and with no pre-prescribed weight on their impact to our determination of a loan’s risk rating. However, based upon the facts and circumstances for each loan and the overall market conditions, we may consider certain previously mentioned factors more or less relevant than others. We utilize the grading system to determine each loan’s risk of loss and to provide a determination as to whether an individual loan is impaired and whether a specific CECL reserve is necessary. Based on a 5-point scale, the loans are graded “1” through “5,” from less risk to greater risk, respectively. The weighted average risk rating of our loans receivable held-for-investment portfolio was 3.6 as of September 30, 2025, weighted by carrying value net of specific CECL reserves

Current Expected Credit Losses

The current expected credit loss reserve required under GAAP reflects our current estimate of potential credit losses related to our loan portfolio, which may fluctuate depending on market conditions and changes in our loan portfolio. See Note 2 to our consolidated financial statements for further detail of our current expected credit loss reserve methodology.

During the nine months ended September 30, 2025, we recorded a provision for current expected credit losses of $254.8 million, which consisted of a $12.1 million increase of our general CECL reserve, a $201.3 million increase in our specific CECL reserve prior to principal and exit fee charge-offs, and a $41.4 million increase in CECL reserves on accrued interest receivable prior to charge-offs. The increase in our general CECL reserves was primarily attributable to changes in the historical loss rate of the analogous data set and changes in risk ratings, non-accrual status, and expected remaining duration within our loan portfolio, offset in part by the seasoning of our loan portfolio and a reduction in the size of our loan portfolio subject to determination of the general CECL reserve. The increase in our specific CECL reserves was primarily attributable to specific reserves determined on loans now classified as risk rated 5, changes to collateral values, and protective advances made, offset in part by principal charge-offs recognized. The increase in our CECL reserves on accrued interest receivable is attributable to reserving against interest income previously recognized on loans placed on non-accrual status during the nine months ended September 30, 2025, offset in part by a reduction in reserves upon the receipt of past due interest. As of September 30, 2025, our total current expected credit loss reserve was $360.4 million.

During the nine months ended September 30, 2024, we recorded a provision for current expected credit losses of $182.6 million, which consisted of a $45.5 million increase in our general CECL reserve, a $113.9 million increase in our specific CECL reserve prior to principal charge-offs, and a $23.2 million increase in CECL reserves on accrued interest receivable prior to charge-offs. The increase in our general CECL reserve was primarily attributable to changes in the historical loss rate of the analogous dataset and changes in risk ratings, non-accrual status, and expected remaining duration within our loan portfolio, offset in part by the reduction in the size of our loan portfolio subject to determination of the general CECL reserve. The increase in our specific CECL reserves was primarily attributable to changes to collateral values and additional protective advances made, and the reclassification of a loan receivable to held-for-sale. The increase in our CECL reserves on accrued interest receivable was attributable to reserving against interest income previously recognized on a loan placed on non-accrual status during the nine months ended September 30, 2024. As of September 30, 2024, our total current expected credit loss reserve was $237.1 million.

Specific CECL Reserves

In certain circumstances, we may determine that a borrower is experiencing financial difficulty, and, if the repayment of the loan’s principal is collateral dependent, the loan is no longer suited for the WARM model. In these instances, there have been diminutions in the fair value and performance of the underlying collateral asset primarily as a result of reduced tenant and/or capital markets demand for such property types in the markets in which these assets and borrowers operate in. Furthermore, we may recognize a specific CECL reserve if we anticipate assuming legal title and/or physical possession of the underlying collateral property and the fair value of the collateral asset is determined to be below the carrying value of our loan. Additionally, in certain circumstances, we may recognize a specific CECL reserve based upon anticipated proceeds from the disposition of our loan. The following table presents a summary of our risk rated 5 loans receivable held-for-investment as of September 30, 2025 ($ in thousands):

Property Type	Location	Unpaid Principal Balance	Carrying Value Before Specific CECL Reserve	Specific CECL Reserve	Net Carrying Value
Multifamily	CA	$402,341	$402,223	$(35,423)	$366,800
Multifamily	TX	136,355	135,840	(14,840)	121,000
Multifamily	TX	76,308	76,184	(27,384)	48,800
Multifamily	TX	25,258	25,197	(2,797)	22,400
Total Multifamily (1)		640,262	639,444	(80,444)	559,000
Land	VA	156,671	156,671	(36,571)	120,100
Total Land		156,671	156,671	(36,571)	120,100
Office	CA	111,542	111,263	(23,063)	88,200
Office	GA	67,892	67,494	(27,794)	39,700
Total Office		179,434	178,757	(50,857)	127,900
Other (2)	Other	1,607	1,607	-	1,607
Total Other		1,607	1,607	-	1,607
Total		$977,974	$976,479	$(167,872)	$808,607

(1)
Represents loans for which we anticipate assuming legal title and/or physical possession of the underlying collateral properties.
(2)
Amounts deemed uncollectible have been charged-off as of September 30, 2025.

Fair values of collateral assets used to determine specific CECL reserves are calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach. Estimates of fair values used to determine specific CECL reserves as of September 30, 2025 include assumptions of property specific cash flows over estimated holding periods, assumptions of property redevelopment costs, assumptions of leasing activities, discount rates ranging from 6.0% to 9.5%, and market and terminal capitalization rates ranging from 4.66% to 8.25%. These assumptions are based upon the nature of the properties, recent sales and lease comparables, recent and projected property cash flows, and anticipated real estate and capital market conditions.

The following table presents our loan commitment originations, loan commitment realizations, and the amount of principal charge-offs recognized for each origination vintage year as of September 30, 2025 by year of origination ($ in thousands):

		Total by Origination Year as of September 30, 2025
	Total	2025	2024(2)	2023	2022	2021	2020	2019	2018 and Prior
Loan Commitment Originations (1)	$18,127,722	$-	$104,455	$101,059	$3,463,564	$2,959,122	$401,743	$4,056,115	$7,041,664
Loan Commitment Realizations through Repayment or Sale	$12,471,967	$-	$-	$101,059	$936,125	$1,666,411	$276,933	$3,306,592	$6,184,847
Principal Charge-offs from Repayment or Sale	$326,675	$-	$-	$315	$46,484	$8,251	$23,675	$203,517	$44,433
Loan Commitment Realizations through REO	$634,772	$-	$-	$-	$320,868	$-	$-	$-	$313,904
Principal Charge-offs from REO (3)	$113,032	$-	$-	$-	$46,097	$-	$-	$-	$66,935
(1)
Loan commitment upsizes and protective advances subsequent to origination are reflected as increases in loan commitment in the year that the loan was originated.
(2)
Reflects a loan receivable acquired in connection with a full loan repayment.
(3)
Excludes loss recognized in connection with the reclassification of our real estate owned hotel portfolio to held-for-sale and partial sales of our mixed-use real estate owned asset.

Portfolio Financing

Our financing arrangements include repurchase arrangements, a term participation facility, asset-specific financings, debt related to real estate owned hotel portfolio, and secured term loan borrowings.

The following table summarizes our loans portfolio financing ($ in thousands):

	September 30, 2025
	Capacity	Borrowings Outstanding	Weighted Average Spread(1)
Repurchase agreements and term participation facility	$4,854,931	$2,532,188	+ 2.88%
Notes payable	195,830	176,505	+ 3.22%
Secured term loan	712,104	712,104	+ 4.50%
Debt related to real estate owned hotel portfolio	235,000	235,000	+ 3.18%
Total/Weighted Average	$5,997,865	$3,655,797	+ 3.23%

(1)
Weighted average spread over the applicable benchmark rate is based on unpaid principal balance. SOFR as of September 30, 2025 was 4.13%.

See Note 6 to our consolidated financial statements for additional details.

Repurchase Agreements and Term Participation Facility

We finance certain of our loans and multifamily real estate owned properties using repurchase agreements and a term participation facility. As of September 30, 2025, aggregate borrowings outstanding under our repurchase agreements and term participation facility totaled $2.5 billion, with a weighted average spread of SOFR plus 2.88% per annum based on unpaid principal balance. As of September 30, 2025, the loans receivable securing the outstanding borrowings under these facilities had a weighted average term to initial maturity and fully extended maturity of 0.6 years and 1.5 years, respectively, assuming all conditions to extend are met. Further, we have a repurchase agreement that specifically provides for the ability to finance (i) loans receivable, including those which may be delinquent or in default, and (ii) real estate owned assets subsequent to assuming legal title and/or physical possession of the underlying collateral property. As of September 30, 2025, $198.3 million of borrowings outstanding relate to our multifamily real estate owned assets.

Each repurchase agreement contains “margin maintenance” provisions, which are designed to allow the counterparty to require the delivery of cash or other assets to de-lever financings on assets that are determined to have experienced a diminution in value. Since inception through September 30, 2025, we have not received any margin calls under any of our repurchase agreements.

Loan Participations Sold

We may finance certain of our loans via the sale of a participation in such loans, and we present the loan participations sold as a liability on our consolidated balance sheet when such arrangements do not qualify as sales under GAAP. As of September 30, 2025, we had no loan participations sold.

Notes Payable

We finance certain of our loans via secured financings that are term matched to the underlying loan, some of which are partially recourse to us. We refer to such financings as notes payable and they are secured by the related loans receivable. As of September 30, 2025, two of our loans were financed with notes payable.

Secured Term Loan

We have a secured term loan which we originally entered into on August 9, 2019. Our secured term loan is presented net of any original issue discount and transaction expenses which are deferred and recognized as interest expense over the life of the loan using the effective interest method. The secured term loan matures on August 9, 2026 and as of September 30, 2025 has an unpaid principal balance of $712.1 million and a carrying value of $707.7 million.

Debt Related to Real Estate Owned Hotel Portfolio

On February 8, 2021 we assumed a $300.0 million securitized senior mortgage in connection with a foreclosure on a hotel portfolio. Subsequently, we entered into modifications of our debt related to real estate owned hotel portfolio to provide for, among other things, total principal payments of $25.0 million, an extension of the contractual maturity date to February 9, 2025, and the designation of a portion of the loan becoming partial recourse to us. Concurrent with each modification, we acquired interest rate caps with notional amounts equal to the borrowing outstanding, strike rates ranging from 3.0% to 5.0%, and maturity dates matching the associated financing. Upon maturity in February 2025 and subsequent thereto, we entered into forbearance agreements with our lender through September 9, 2025 and concurrently repaid $5.0 million of the principal balance. During the forbearance period, interest accrued at additional rates ranging from 3.0% to 5.0% per annum. On June 9, 2025, we refinanced our debt related to real estate owned hotel portfolio with a non-recourse senior mortgage in the amount of $235.0 million. Such financing matures on June 9, 2027, and we may extend the maturity to June 9, 2030 pursuant to three one-year extension options, subject to meeting prescribed conditions. As of September 30, 2025, our debt related to real estate owned hotel portfolio has an unpaid principal balance of $235.0 million, a carrying value of $230.3 million and a stated rate of SOFR plus 3.18%. See Derivatives below for further detail of our interest rate cap.

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

Changes in the fair value of our interest rate cap are recorded as an unrealized gain or loss on interest rate cap on our consolidated statements of operations and the fair value is recorded in other assets on our consolidated balance sheets. Proceeds received from our counterparty related to the interest rate cap are recorded as proceeds from interest rate cap on our consolidated statements of operations. As of September 30, 2025 and December 31, 2024, the fair values of our interest rate caps were de minimis. During the three months ended September 30, 2025 and 2024, we recognized $0.0 million and $0.2 million, respectively, of proceeds from interest rate cap. During the nine months ended September 30, 2025 and 2024, we recognized $0.0 million and $1.3 million, respectively, of proceeds from interest rate cap.

Financial Covenants

Our financing agreements generally contain certain financial covenants. For example, our ratio of earnings before interest, taxes, depreciation, and amortization to interest charges (“Interest Coverage Ratio”), as calculated in accordance with our repurchase agreements and term participation facility, shall not be less than 1.1 to 1.0, whereas our ratio of earnings before interest, taxes, depreciation, and amortization to interest charges as calculated in accordance with our secured term loan agreement shall not be less than 1.5 to 1.0. Further, our tangible net worth, as calculated in accordance with our repurchase agreements, shall not be less than $1.7 billion, whereas our tangible net worth, as calculated in accordance with our secured term loan agreement, which permits us to make certain adjustments for our current expected credit loss reserve, shall not be less than $1.86 billion as of each measurement date. Additionally, (i) cash liquidity shall not be less than the greater of (x) $20 million or (y) 5% of our recourse indebtedness (which includes our secured term loan); and (ii) our indebtedness shall not exceed 77.8% of our total assets, which is the most restrictive indebtedness covenant as of the reporting date. As of September 30, 2025, we are in compliance with all financial covenants under our financing agreements. Commencing with the quarter ending December 31, 2025, our Interest Coverage Ratio shall not be less than 1.3 to 1.0.

Future compliance with our financial covenants is dependent upon the results of our operating activities, our financial condition, and the overall market conditions in which we and our borrowers operate. The impact of macroeconomic conditions on the commercial real estate and capital markets, including high benchmark interest rates compared to recent historical standards and the effects thereof on our and our borrowers’ operating performance, may make it more difficult for us to satisfy these financial covenants in the future. Non-compliance with financial covenants may result in our lenders exercising their rights and remedies as provided for in the respective agreements. As the results of our operating activities, our financial condition, and the overall market conditions in which we and our borrowers operate evolve, we may continue to work with our counterparties on modifying financial covenants as needed; however, there is no assurance that our counterparties will agree to such modifications.

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

The following table summarizes our non-consolidated senior interest and related retained subordinate interest as of September 30, 2025 ($ in thousands):

	Loan Count	Loan Commitment	Unpaid Principal Balance	Carrying Value	Weighted Average Interest Rate (1)	Term to Initial Maturity (in years)	Term to Fully Extended Maturity (in years) (2)
Fixed rate non-consolidated senior loans	1	$830,000	$830,000	N/A	3.47%	1.3	1.3
Retained fixed rate subordinate loans	1	$125,000	$125,000	$124,924	8.50%	1.3	1.3

(1)
Weighted average is based on unpaid principal balance.
(2)
Term to fully extended maturity is determined based on the maximum maturity of each of the corresponding loans, assuming all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.

Floating and Fixed Rate Portfolio

Our business model seeks to minimize our exposure to changing interest rates by originating floating rate loans and financing them with floating rate liabilities. Further, we seek to match the benchmark index in the floating rate loans we originate with the benchmark index used in the related floating rate financings. Generally, we use SOFR as the benchmark index in both our floating rate loans and floating rate financings. As of September 30, 2025, 97.2% of our loans receivable held-for-investment based on unpaid principal balance were floating rate and indexed to SOFR. All of our financing is floating rate and indexed to SOFR, which resulted in approximately $735.8 million of net floating rate exposure.

The following table details our net floating rate exposure as of September 30, 2025 ($ in thousands):

Net Floating Rate Exposure
Floating rate loans receivable	$4,391,634
Floating rate liabilities secured by loans receivable	(2,510,407)
Net floating rate exposure - loan portfolio	1,881,227
Floating rate liabilities secured by real estate owned	(433,286)
Secured term loan	(712,104)
Net floating rate exposure - total portfolio	$735,837

As of September 30, 2025 and aside from our interest rate cap on our debt related to real estate owned hotel portfolio, we do not employ interest rate derivatives (interest rate swaps, caps, collars or floors) to hedge our asset or liability portfolio, but we may do so in the future.

Results of Operations – Three Months Ended September 30, 2025 and June 30, 2025

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

Operating Results

The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2025, and June 30, 2025 ($ in thousands, except per share data):

	Three Months Ended
	September 30, 2025	June 30, 2025	$ Change
Revenue
Interest and related income	$88,904	$108,138	$(19,234)
Less: interest and related expense	71,839	81,995	(10,156)
Net interest income	17,065	26,143	(9,078)
Revenue from real estate owned	29,009	25,489	3,520
Total net revenue	46,074	51,632	(5,558)
Expenses
Management fees - affiliate	7,733	8,197	(464)
General and administrative expenses	4,812	5,036	(224)
Stock-based compensation expense	2,061	4,762	(2,701)
Real estate owned:
Operating expenses	18,489	15,696	2,793
Interest expense	9,416	8,164	1,252
Depreciation and amortization	3,740	845	2,895
Total expenses	46,251	42,700	3,551
Unrealized loss on interest rate cap	(71)	-	(71)
Gain (loss) on partial sales of real estate owned	2,006	(1,640)	3,646
Loss from equity method investment	(32)	(24)	(8)
Valuation adjustment for real estate owned held-for-sale	12,980	(313)	13,293
Provision for current expected credit loss reserve	(24,234)	(189,489)	165,255
Valuation adjustment for loan receivable held-for-sale	-	827	(827)
Net loss	$(9,528)	$(181,707)	$172,179
Net loss per share of common stock:
Basic and diluted	$(0.07)	$(1.30)	$1.23

Comparison of the three months ended September 30, 2025 and June 30, 2025

Net Revenue

Total net revenue decreased $5.6 million during the three months ended September 30, 2025, compared to the three months ended June 30, 2025. The decrease is primarily due to a decrease in net interest income of $9.1 million, which was driven by a decrease in interest income of $19.2 million as a result of decreased average loans receivable balances and additional loans on non-accrual status, partially offset by a decrease in interest expense of $10.2 million as a result of lower average borrowing levels during the three months ended September 30, 2025 compared to the three months ended June 30, 2025 as a result of loan repayments and foreclosures during the quarter in addition to incremental deleveraging. The decrease in total net revenue was partially offset by an increase in revenue from real estate owned of $3.5 million attributable to revenue from the multifamily properties we foreclosed on in July 2025 and the second quarter of 2025, partially offset by a decrease in revenue at the hotel portfolio compared to the three months ended June 30, 2025 due to lower overall average daily rate (“ADR”) and revenue per available room (“RevPAR”) levels while occupancy levels remained static.

Expenses

Expenses are primarily comprised of base management fees payable to our Manager, general and administrative expenses, stock-based compensation expense, operating expenses from real estate owned, interest expense from real estate owned, and depreciation and amortization on real estate owned and related in-place and other lease intangible values. Operating expenses from real estate owned primarily include real estate taxes, utilities, repairs and maintenance, personnel costs of third-party property managers, property management fees incurred to third-parties, insurance, marketing, and general and administrative expenses specific to our real estate owned properties. Expenses increased by $3.6 million during the three months ended September 30, 2025, as compared to the three months ended June 30, 2025, primarily due to:

(i)
an increase in depreciation and amortization from real estate owned of $2.9 million due to depreciation expense and amortization of in-place lease intangible values recognized at the multifamily properties we foreclosed on in July 2025 and the second quarter of 2025;
(ii)
an increase in operating expenses from real estate owned of $2.8 million during the comparative period, due to operating expenses such as real estate taxes, utilities, and repairs and maintenance expenses incurred from the multifamily properties we foreclosed on in July 2025 and the second quarter of 2025;
(iii)
an increase in interest expense on real estate owned of $1.3 million due to interest expense recognized on debt related to the multifamily properties we foreclosed on in July 2025 and the second quarter of 2025, partially offset by a decrease in interest expense on the debt related to the hotel portfolio due to the average outstanding balance on such debt being significantly lower and no additional interest being incurred pursuant to the forbearance agreement subsequent to its refinancing on June 9, 2025;
(iv)
partially offset by a decrease in stock-based compensation expense of $2.7 million during the comparative period due to the vesting period of previously issued restricted stock units ending on July 1, 2025 and the remaining unvested restricted stock unit grants having a grant date fair value less than that of the grant which vested;
(v)
further offset by a decrease in management fees of $0.5 million as a result of lower stockholder’s equity compared to the comparative period.

Unrealized Loss on Interest Rate Cap

During the three months ended September 30, 2025, we recognized a $0.1 million unrealized loss on the interest rate cap as the value of the interest rate cap was determined as de minimis due to prevailing interest rates falling well below the cap’s strike rate. There was no unrealized loss recognized during the three months ended June 30, 2025

Gain (Loss) on Partial Sales of Real Estate Owned

During the three months ended September 30, 2025, we sold two floors of office space in our mixed-use real estate owned asset to an unaffiliated purchaser for a gross sales price of $13.8 million, which resulted in a gain on partial sales of $2.0 million. During the three months ended June 30, 2025 we sold five floors of primarily office space in our mixed-use real estate owned asset to an unaffiliated purchaser for a gross sales price of $28.8 million, which resulted in a loss on partial sale of $1.6 million.

Loss from Equity Method Investment

During the three months ended September 30, 2025 and the three months ended June 30, 2025, we recognized de minimis losses from our equity method investment as a result of the net losses recognized by our investee during each respective period.

Valuation Adjustment for Real Estate Owned Held-for-Sale

As of September 30, 2025, we determined that a sale of the hotel portfolio was no longer advisable and thus determined that the hotel portfolio no longer met the held-for-sale criteria and reclassified it to held-for-investment on our consolidated balance sheet, resulting in a $13.0 million reversal of a previously recognized valuation adjustment for real estate owned held-for-sale, representing previously estimated costs to sell. During the three months ended June 30, 2025, we recognized a $0.3 million adjustment for real estate owned held-for-sale, as a result of capital expenditures incurred written off.

Provision for Current Expected Credit Loss Reserve

During the three months ended September 30, 2025, we recorded a provision for current expected credit losses of $24.2 million, which consisted of a $0.6 million increase in our general CECL reserve, a $16.7 million increase in our specific CECL reserve prior to principal charge-offs, and a $6.9 million increase in CECL reserves on accrued interest receivable. The increase in our general CECL reserve was primarily attributable to changes in the historical loss rate of the analogous data set, non-accrual status, and expected remaining duration within our loan portfolio, offset in part by the seasoning of our loan portfolio and a reduction in the size of our loan portfolio subject to determination of the general CECL reserve. The increase of our specific CECL reserves was primarily attributable to changes to collateral values, protective advances made, and specific reserves determined on loans reclassified as held-for-sale, offset in part by principal charge-offs recognized. The increase in our CECL reserves on accrued interest receivable is attributable to reserving against interest income previously recognized on loans placed on non-accrual status during the three months ended September 30, 2025, offset in part by a reduction in reserves upon the receipt of past due interest. During the three months ended June 30, 2025, we recorded a provision for current expected credit losses of $189.5 million, which consisted of a $15.4 million increase in our general CECL reserve, a $143.1 million increase in our specific CECL reserve prior to principal charge-offs, and a $31.0 million increase in CECL reserves on accrued interest receivable prior to charge-offs. The increase in our general CECL reserve was primarily attributable to changes in the historical loss rate of the analogous data set and changes in risk ratings, non-accrual status, and expected remaining duration within our loan portfolio, offset in part by the seasoning of our loan portfolio and a reduction in the size of our loan portfolio subject to determination of the general CECL reserve. The increase of our specific CECL reserves was primarily attributable to specific reserves determined on loans now classified as risk rated 5, changes to collateral values, and protective advances made, offset in part by principal charge-offs recognized. The increase in our CECL reserves on accrued interest receivable is attributable to reserving against interest income previously recognized on loans placed on non-accrual status during the three months ended June 30, 2025.

Valuation Adjustment for Loan Receivable Held-for-Sale

During the three months ended June 30, 2025, we recognized a valuation adjustment of $0.8 million for our loan receivable held-for-sale as a result of an increase in anticipated net proceeds from the sale of such loan, primarily due to lower transaction costs than previously estimated. There was no such adjustment recognized during the three months ended September 30, 2025.

Results of Operations – Nine Months Ended September 30, 2025 and September 30, 2024

The following table sets forth information regarding our consolidated results of operations for the nine months ended September 30, 2025 and 2024 ($ in thousands, except per share data):

	Nine Months Ended
	September 30, 2025	September 30, 2024	$ Change
Revenue
Interest and related income	$315,080	$468,846	$(153,766)
Less: interest and related expense	243,061	340,252	(97,191)
Net interest income	72,019	128,594	(56,575)
Revenue from real estate owned	69,062	59,595	9,467
Total net revenue	141,081	188,189	(47,108)
Expenses
Management fees - affiliate	24,327	27,300	(2,973)
General and administrative expenses	14,118	12,367	1,751
Stock-based compensation expense	11,897	13,324	(1,427)
Real estate owned:
Operating expenses	47,100	41,466	5,634
Interest expense	24,134	20,098	4,036
Depreciation and amortization	5,023	7,850	(2,827)
Total expenses	126,599	122,405	4,194
Proceeds from interest rate cap	-	1,291	(1,291)
Unrealized loss on interest rate cap	(71)	(1,379)	1,308
Gain on partial sales of real estate owned, net	366	-	366
Loss from equity method investment	(93)	(114)	21
Loss on extinguishment of debt	(547)	(3,505)	2,958
Valuation adjustment for real estate owned held-for-sale	12,618	-	12,618
Provision for current expected credit loss reserve	(254,846)	(182,644)	(72,202)
Valuation adjustment for loan receivable held-for-sale	(41,767)	-	(41,767)
Net loss	$(269,858)	$(120,567)	$(149,291)
Net loss per share of common stock:
Basic and diluted	$(1.93)	$(0.88)	$(1.05)

Comparison of the nine months ended September 30, 2025 and September 30, 2024

Net Revenue

Total net revenue decreased $47.1 million during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The decrease is primarily due to a decrease in net interest income of $56.6 million, which was driven by a decrease in interest income of $153.8 million as a result of a reduction in the size of our loan portfolio and an increase in the portion of loans on non-accrual status during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, partially offset by a decrease in interest expense of $97.2 million primarily as a result of lower average borrowing levels. The decrease in total net revenue was partially offset by an increase in revenue from real estate owned of $9.5 million attributable to revenue recognized from the multifamily properties we foreclosed on during the nine months ended September 30, 2025 and higher overall average occupancy, ADR, and RevPAR levels at our hotel portfolio compared to the nine months ended September 30, 2024.

Expenses

Expenses are primarily comprised of base management fees payable to our Manager, general and administrative expenses, stock-based compensation expense, operating expenses from real estate owned, interest expense from real estate owned, and depreciation and amortization on real estate owned and related in-place and other lease intangible values. Operating expenses from real estate owned primarily include real estate taxes, utilities, repairs and maintenance, personnel costs of third-party property managers, property management fees incurred to third-parties, insurance, marketing, and general and administrative expenses specific to our real estate owned properties. Expenses increased by $4.2 million during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to:

(i)
an increase in operating expenses from real estate owned of $5.6 million during the comparative period, due to operating expenses such as real estate taxes, utilities, and repairs and maintenance expenses incurred from the multifamily properties we foreclosed on during the nine months ended September 30, 2025 and higher variable operating expenses such as labor costs and franchise fees in connection with higher occupancy levels at the hotel portfolio;
(ii)
an increase in interest expense on real estate owned of $4.0 million during the comparative period, due to interest expense recognized on debt related to the multifamily properties we foreclosed on during the nine months ended September 30, 2025 and additional interest being incurred on our debt related hotel portfolio pursuant to the forbearance agreement prior to its refinancing on June 9, 2025;
(iii)
an increase in general and administrative expenses of $1.8 million primarily as a result of an increase in non-recurring costs incurred over the comparative period, generally related to legal and professional fees related to loan enforcement and financing related matters;
(iv)
partially offset by a decrease in management fees of $3.0 million as a result of lower stockholders’ equity compared to the comparative period;
(v)
further offset by a decrease in depreciation and amortization from real estate owned of $2.8 million primarily due to depreciation expense not being recognized on the hotel portfolio during the nine months ended September 30, 2025, as we determined the fair value of the hotel portfolio as of September 30, 2025 to be less than the carrying value prior to classification to held-for-sale, partially offset by depreciation expense and amortization of in-place lease intangible values recognized at the multifamily properties we foreclosed on during the nine months ended September 30, 2025;
(vi)
further offset by a decrease in stock-based compensation of $1.4 million due to the vesting period of previously issued restricted stock units ending on July 1, 2025 and the remaining unvested restricted stock unit grants having a grant date fair value less than that of the grant which vested.

Proceeds from Interest Rate Cap

Proceeds from interest rate cap decreased $1.3 million during the nine months ended September 30, 2025. During the nine months ended September 30, 2025, the strike rate on our interest rate cap was 6.79% as compared to the strike rate on our interest rate cap during the nine months ended September 30, 2024 which was 5.0%.

Unrealized Loss on Interest Rate Cap

During the nine months ended September 30, 2025, we recognized a $0.1 million unrealized loss on the interest rate cap as the value of the interest rate cap was determined as de minimis due to prevailing interest rates falling well below the cap’s strike rate. During the nine months ended September 30, 2024, we recognized a $1.4 million unrealized loss on the interest rate cap due to the remaining duration of the interest rate cap decreasing as well as prevailing interest rates declining.

Gain on Partial Sales of Real Estate Owned, Net

During the nine months ended September 30, 2025 we sold seven floors of primarily office space in our mixed-use property to an unaffiliated purchaser for a gross sales price of $42.6 million, resulting in an aggregate gain on partial sales, net of $0.4 million. We did not sell any of our real estate owned during the nine months ended September 30, 2024.

Loss from Equity Method Investment

During the nine months ended September 30, 2025 and the nine months ended September 30, 2024, we recognized de minimis losses from our equity method investment as a result of the net losses recognized by our investee during each respective period.

Loss on Extinguishment of Debt

During the nine months ended September 30, 2025, we recognized a loss on extinguishment of debt of $0.5 million due to the recognition of unamortized deferred financing costs resulting from the repayment of financing balances prior to maturity. During the nine months ended September 30, 2024, we recognized a loss on extinguishment of debt of $3.5 million, inclusive of a $1.6 million spread maintenance payment, $2.1 million of unamortized deferred financing costs resulting from the repayment of financing balances prior to maturity, partially offset by the $0.2 million reversal of previously recognized financing costs that were ultimately not owed upon the payoff of a loan participation.

Valuation Adjustment for Real Estate Owned Held-for-Sale

As of September 30, 2025, we determined that a sale of the hotel portfolio was no longer advisable and thus determined that the hotel portfolio no longer met the held-for-sale criteria and reclassified it to held-for-investment on our consolidated balance sheet, resulting in a $13.0 million reversal of a previously recognized valuation adjustment for real estate owned held-for-sale, representing previously estimated costs to sell. There was no such adjustment recognized during the nine months ended September 30, 2024.

Provision for Current Expected Credit Loss Reserve

During the nine months ended September 30, 2025, we recorded a provision for current expected credit losses of $254.8 million, which consisted of a $12.1 million increase of our general CECL reserve, a $201.3 million increase in our specific CECL reserve prior to principal and exit fee charge-offs, and a $41.4 million increase in CECL reserves on accrued interest receivable prior to charge-offs. The increase in our general CECL reserves was primarily attributable to changes in the historical loss rate of the analogous data set and changes in risk ratings, non-accrual status, and expected remaining duration within our loan portfolio, offset in part by the seasoning of our loan portfolio and a reduction in the size of our loan portfolio subject to determination of the general CECL reserve. The increase in our specific CECL reserves was primarily attributable to specific reserves determined on loans now classified as risk rated 5, changes to collateral values, and protective advances made, offset in part by principal charge-offs recognized. The increase in our CECL reserves on accrued interest receivable is attributable to reserving against interest income previously recognized on loans placed on non-accrual status during the nine months ended September 30, 2025, offset in part by a reduction in reserves upon the receipt of past due interest. During the nine months ended September 30, 2024, we recorded a provision for current expected credit losses of $182.6 million, which consisted of a $45.5 million increase in our general CECL reserve, a $113.9 million increase in our specific CECL reserve prior to principal charge-offs, and a $23.2 million increase in CECL reserves on accrued interest receivable prior to charge-offs. The increase in our general CECL reserve was primarily attributable to changes in the historical loss rate of the analogous dataset and changes in risk ratings, non-accrual status, and expected remaining duration within our loan portfolio, offset in part by the reduction in the size of our loan portfolio subject to determination of the general CECL reserve. The increase in our specific CECL reserves was primarily attributable to changes to collateral values and additional protective advances made, and the reclassification of a loan receivable to held-for-sale. The increase in our CECL reserves on accrued interest receivable was attributable to reserving against interest income previously recognized on a loan placed on non-accrual status during the nine months ended September 30, 2024.

Valuation Adjustment for Loan Receivable Held-for-Sale

During the nine months ended September 30, 2025, we recognized a valuation adjustment of $41.8 million for our loan receivable held-for-sale as a result of additional protective advances made and a decrease in anticipated proceeds from the sale of such loan.

Liquidity and Capital Resources

Capitalization

We have capitalized our business to date primarily through the issuance of shares of our common stock and borrowings under our secured financings and our secured term loan. As of September 30, 2025, we had 140,218,764 shares of our common stock outstanding, representing $1.7 billion of equity, and also had $3.7 billion of outstanding borrowings under our secured financings, our secured term loan, and our debt related to real estate owned hotel portfolio. As of September 30, 2025, our secured financings consisted of five repurchase agreements with capacity of $4.5 billion and a combined outstanding balance of $2.2 billion, a term participation facility with a capacity of $381.2 million and an outstanding balance of $347.3 million, and two asset-specific financings with capacity of $195.8 million and an outstanding balance of $176.5 million. As of September 30, 2025, our secured term loan had an outstanding balance of $712.1 million and our debt related to real estate owned hotel portfolio had an outstanding balance of $235.0 million.

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

The following table presents our Net Debt-to-Equity Ratios and Total Leverage Ratios as of September 30, 2025 and December 31, 2024 ($ in thousands):

	September 30, 2025	December 31, 2024
Asset-specific debt	$2,938,222	$4,179,372
Secured term loan, net	707,678	709,777
Total debt	3,645,900	4,889,149
Less: cash and cash equivalents	(339,518)	(99,075)
Net Debt	$3,306,382	$4,790,074
Total Equity	$1,748,811	$2,008,086
Net Debt-to-Equity Ratio	1.9x	2.4x
Non-consolidated senior loans	830,000	830,000
Total Leverage	$4,136,382	$5,620,074
Total Leverage Ratio	2.4x	2.8x

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

The following table sets forth, as of September 30, 2025 and December 31, 2024, our sources of available liquidity ($ in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$339,518	$99,075
Approved and undrawn credit capacity(1)	13,716	2,599
Total sources of liquidity	$353,234	$101,674

(1)
Amounts based on existing collateral.

Under the terms of our loan agreements with certain of our borrowers, we require and have oversight of borrower funds held in reserve accounts with third-party loan servicers for our benefit which provide additional collateral support for our loans. Upon the occurrence of certain events or the borrower meeting prescribed conditions in accordance with the terms of the loan agreement, these funds may be transferred by the third-party loan servicers to the borrower or to other third parties, subject to our approval, to satisfy certain obligations. In instances where the borrower is in monetary default under the terms of the loan agreement, we have the ability to direct the third-party loan servicers to release such reserve funds to us to satisfy past due amounts. As of September 30, 2025 and December 31, 2024, funds held in such reserve accounts are not reflected on our consolidated balance sheets.

The following table presents a summary of our unencumbered loans receivable held-for-investment as of September 30, 2025 ($ in thousands):

Loan Type	Loan Commitment	Unpaid Principal Balance (1)	Carrying Value (2)	Property Type	Construction	Location	Risk Rating (3)
Subordinate	$125,000	$125,000	$124,924	Office	-	IL	3
Senior	115,250	78,500	78,500	Hospitality	Y	NY	4
Senior	97,000	95,214	94,827	Office	-	CA	4
Senior	81,210	67,892	39,700	Office	-	GA	5
Senior	1,607	1,607	1,607	Other	-	Other	5
Total, held-for- investment (4)	420,067	368,213	339,558
Senior (5)	30,000	30,000	28,069	Land	-	MA	3
Total, held-for-sale	30,000	30,000	28,069
Total	$450,067	$398,213	$367,627

(1)
For loans receivable held-for-sale, reflects amounts prior to principal charge-offs.
(2)
For loans receivable held-for-investment, reflects amounts net of specific CECL reserves of $27.8 million.
(3)
For loans receivable held-for-sale, reflects risk rating of the loans receivable prior to the reclassification to held-for-sale.
(4)
In October 2025, we repaid in full the associated financing of a senior loan receivable secured by a parcel of land in New York, NY. As of September 30, 2025, the loan had a carrying value and unpaid principal balance of $88.2 million and $87.7 million, respectively, and was risk rated 4.
(5)
In September 2025, through a mortgage foreclosure auction of the underlying collateral asset, we entered into an agreement with an unaffiliated purchaser to sell our right, title, and interest in the collateral asset for a gross sales price of $28.1 million. This sale was completed in October 2025 and, accordingly, we reflected this loan as held-for-sale and recognized a principal charge-off as of September 30, 2025.

As of September 30, 2025, our mixed-use real estate owned asset with a carrying value of $104.2 million (including related net lease intangible assets) was unencumbered. In October 2025, we (i) sold the signage component of this asset to an unaffiliated purchaser for a gross sales price of $12.2 million and (ii) entered into a binding agreement to sell one additional floor of office space at this asset to an unaffiliated purchaser for a gross sales price of $5.9 million.

The ability to finance or sell certain of these unencumbered assets is subject to one or more counterparties’ willingness to finance or purchase such loans or real estate owned assets.

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

On May 10, 2024, we entered into an equity distribution agreement with certain sales agents, pursuant to which we may sell, from time to time, up to an aggregate sales price of $150.0 million of our common stock pursuant to a continuous offering program (the “ATM Agreement”) under our Shelf. Sales of our common stock made pursuant to the ATM Agreement may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. The timing and amount of actual sales will depend on a variety of factors, including market conditions, the trading price of our common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the nine months ended September 30, 2025, we did not issue any shares of our common stock pursuant to the ATM Agreement. As of September 30, 2025, the ATM Agreement has not been utilized, and $150.0 million remained available for issuance of our common stock pursuant to the ATM Agreement.

Liquidity Needs

Our primary liquidity needs include loan origination and acquisitions, future fundings to our borrowers on our unfunded loan commitments, interest payment and principal repayment obligations on outstanding borrowings under our financings, operating expenses, management fees, and dividend payments to our stockholders necessary to satisfy REIT dividend requirements. We currently maintain, and seek to maintain, cash and liquidity to i) comply with minimum liquidity covenants under certain of our financing agreements and ii) meet our above mentioned primary liquidity needs. Our Secured Term Loan has a contractual maturity date of August 9, 2026. We may extend the contractual maturity date of our Secured Term Loan, obtain replacement financing, or execute another capital solution deemed appropriate by management.

During the two-year period ended December 31, 2024, we made deleveraging payments to certain of our financing counterparties in the amounts of $643.1 million. Further, during the nine months ended September 30, 2025, we made deleveraging payments to certain of our financing counterparties in the amount of $275.1 million and expect to continue to do so as agreed with our lenders or on an as-needed basis. Our ability to make any future deleveraging payments or required principal repayments will depend upon the results of our operating activities, our total sources of liquidity, our financial condition, and the overall market conditions in which we operate, among other factors. In addition, as market conditions evolve, we expect to continue to work with our secured financing counterparties as needed to seek adjustments to the timing and amount of any required principal repayment obligations; however, there is no assurance that such counterparties will agree to modify the required amount or timing of such repayments.

As of September 30, 2025, we had aggregate unfunded loan commitments of $347.8 million which is comprised of funding for capital expenditures and construction, leasing costs, and carry costs. The timing of these fundings will vary depending on the progress of capital projects, leasing, and cash flows at the properties securing our loans and equity contributions from our borrowers, if required. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets, but are expected to occur over the remaining loan term. In certain circumstances, conditions to funding may not be met by our borrowers and portions of our unfunded loan commitments may never become eligible to be drawn on.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments as of September 30, 2025 were as follows ($ in thousands):

	Payment Timing
	Total Obligations	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Unfunded loan commitments (1)	$347,777	$215,132	$19,607	$113,038	$-
Unfunded loan commitments for non-accrual, maturity default, risk rated 5 and/or delinquent loans (1)	(113,038)	-	-	(113,038)	-
Secured financings, term loan agreement, and debt related to real estate owned - principal (2)(3)(4)	3,655,797	1,206,104	2,016,407	433,286	-
Secured financings, term loan agreement, and debt related to real estate owned - interest (2)(3)	397,654	203,648	140,591	53,415	-
Total	$4,288,190	$1,624,884	$2,176,605	$486,701	$-

(1)
The estimated allocation of our unfunded loan commitments for loans receivable held-for-investment is based on the earlier of our expected funding date and the commitment expiration date. As of September 30, 2025, we have $191.3 million of in-place financings to fund our remaining commitments, excluding $13.7 million of approved and undrawn credit capacity based on existing collateral.
(2)
The allocation of our secured financings and secured term loan is based on the earlier of the fully extended maturity date (assuming conditions to extend are met) of each individual corresponding loan receivable or the maximum maturity date under the respective financing agreement, and assumes eleven loans with an aggregate unpaid principal balance of $1.7 billion that are in maturity default that represent collateral for aggregate borrowings outstanding of $946.1 million have a contractual obligation to pay in less than one year.
(3)
Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured financing agreements and SOFR in effect as of September 30, 2025, will remain constant into the future. Actual amounts borrowed and rates will vary over time. Our floating rate loans and related liabilities are indexed to SOFR. Totals exclude non-consolidated senior interests.
(4)
In October 2025, we repaid $109.2 million of our secured financings due in less than one year using a portion of the proceeds received from the repayment of a loan receivable.

In certain circumstances, conditions to funding may not be met by our borrowers and portions of our unfunded loan commitments may not become eligible to be drawn on. Of the $347.8 million of unfunded loan commitments for our loans receivable held-for-investment as of September 30, 2025, the following table details the portion of unfunded loan commitments and in-place financings to fund our remaining commitments for loans receivable held-for-investment whereby conditions to funding are not currently being met, including loans on non-accrual status, in maturity default, risk rated 5, and/or which are delinquent in accordance with our revenue recognition policy ($ in thousands):

	Unfunded Loan Commitments	In-place Financing Commitments	Net Loan Commitment
Gross total commitment	$347,777	$191,270	$156,507
Non-accrual, maturity default, risk rated 5 and/or delinquent loans	(113,038)	(61,827)	(51,211)
Net loan commitment	$234,739	$129,443	$105,296

Subject to borrowers meeting future funding conditions provided for in our loan agreements, we expect to fund our $105.3 million of net loan commitments over the remaining maximum term of the related loans, which have a weighted average future funding period of 0.7 years.

We incur to our Manager, payable in cash, a base management fee and incentive fee (to the extent earned), which are generally paid quarterly, in arrears. The tables above do not include the amounts payable to our Manager under the Management Agreement which are reflected as management fee payable - affiliate on our consolidated balance sheet.

Loan Maturities

The following table summarizes the future scheduled repayments of principal for loans receivable held-for-investment as of September 30, 2025 ($ in thousands):

	Initial Maturity		Fully Extended Maturity
Year	Unpaid Principal Balance(1)	Loan Commitment(1)	Unpaid Principal Balance(1)	Loan Commitment(1)
2025 (2)	$557,667	$599,600	$136,500	$136,500
2026	2,013,895	2,212,674	1,225,296	1,413,507
2027	969,777	1,061,815	1,687,260	1,829,737
2028	-	-	267,345	267,345
2029	-	-	224,938	227,000
Thereafter	-	-	-	-
Total	$3,541,339	$3,874,089	$3,541,339	$3,874,089

(1)
Excludes $976.9 million in unpaid principal balance and $991.9 million in loan commitments of loans receivable held-for-investment that are in maturity default with no available extension options.
(2)
Includes $136.5 million related to a loan which was repaid in October 2025.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash for the nine months ended September 30, 2025 and 2024, respectively ($ in thousands):

	Nine Months Ended
	September 30, 2025	September 30, 2024
Net cash flows (used in) provided by operating activities	$(32,858)	$66,188
Net cash flows provided by investing activities	1,529,082	546,779
Net cash flows used in financing activities	(1,273,463)	(683,470)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$222,761	$(70,503)

We experienced a net increase in cash, cash equivalents, and restricted cash of $222.8 million during the nine months ended September 30, 2025, compared to a net decrease of $70.5 million during the nine months ended September 30, 2024.

During the nine months ended September 30, 2025, we received $1.3 billion from loan repayments, received $304.0 million of loan sale proceeds, received $38.6 million from partial sales of our mixed-use real estate owned property, and received $903.7 million of proceeds from borrowings under our financing arrangements, net of payments for deferred financing costs and exit fees. Additionally, we made $96.8 million of advances on loans and made repayments on financings arrangements of $2.2 billion (inclusive of $275.1 million of deleveraging repayments).

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our REIT taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of September 30, 2025, we were in compliance with all REIT requirements.

Off-Balance Sheet Arrangements

As of September 30, 2025, we had no off-balance sheet arrangements aside from those discussed in Note 3 - Loan Portfolio, Note 4 - Equity Method Investment, and Note 14 - Commitments and Contingencies.

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

Current Expected Credit Losses

The CECL reserve required under ASC 326, Financial Instruments – Credit Losses, reflects our current estimate of potential credit losses related to our loan portfolio. Changes to the CECL reserve are recognized through a provision for or reversal of current expected credit loss reserve on our consolidated statements of operations. ASC 326 specifies the reserve should be based on relevant information about past events, including historical loss experience, current loan portfolio, market conditions and reasonable and supportable macroeconomic forecasts through our loan portfolio’s expected remaining duration.

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

The WARM method requires us to reference historical loan loss data from a comparable data set and apply such loss rate to each of our loans over their expected remaining duration, taking into consideration expected economic conditions over the forecasted timeframe. Our general CECL reserve reflects our forecast of the current and future macroeconomic conditions that may impact the performance of the commercial real estate assets securing our loans and each borrower’s ultimate ability to repay. These estimates include unemployment rates, price indices for commercial properties, and market liquidity, all of which may influence the likelihood and magnitude of potential credit losses for our loans during their expected remaining duration. Additionally, further adjustments may be made based upon loan positions senior to ours, the risk rating of a loan, whether a loan is a construction loan, whether the loan’s initial maturity is near-term, or the economic conditions specific to the property type of a loan’s underlying collateral.

To estimate an annual historical loss rate, we obtained historical loss rate data for loans most comparable to our loan portfolio from a commercial mortgage-backed securities database licensed by a third party, Trepp, LLC, which contains historical loss data from January 1, 1999 through September 30, 2025. We believe this CMBS data is the most relevant, available, and comparable dataset to our portfolio.

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

Fair values of collateral assets used to determine specific CECL reserves are calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach. Estimates of fair values used to determine specific CECL reserves as of September 30, 2025 include assumptions of property specific cash flows over estimated holding periods, assumptions of property redevelopment costs, assumptions of leasing activities, discount rates ranging from 6.0% to 9.5%, and market and terminal capitalization rates ranging from 4.66% to 8.25%. These assumptions are based upon the nature of the properties, recent sales and lease comparables, recent and projected property cash flows, and anticipated real estate and capital market conditions.

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

There were no impairments of our real estate owned held-for-investment assets through September 30, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

In early 2022, the U.S. Federal Reserve began a campaign to combat inflationary pressures by increasing interest rates, ultimately resulting in benchmark interest rates increasing by 5.25% by the end of 2023. Although the U.S. Federal Reserve has reduced benchmark interest rates between September 2024 and September 2025, and again in October 2025, such benchmark rates remain high relative to recent historical standards. Additionally, the U.S. Federal Reserve has indicated that further changes in benchmark interest rates are dependent upon changes in prices and employment markets. The timing, direction, and extent of any future adjustment to benchmark interest rates by the U.S. Federal Reserve is uncertain. High benchmark interest rates imposed by the U.S. Federal Reserve may continue to increase our interest expense, negatively impact the ability of our borrowers to service their debt, and reduce the value of the CRE collateral underlying our loans. Conversely, in a period of declining interest rates, the interest income on floating rate investments would decline, while any decline in the interest we are charged on our floating rate debt may not equal or exceed the decrease in interest income and the interest expense we incur. Exclusive of the impact of non-accrual loans, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income.

The following table illustrates as of September 30, 2025 the impact on our net interest income and net interest income per share for loans receivable held-for-investment for the twelve-month period following September 30, 2025, assuming a decrease in SOFR of 50 and 100 basis points and an increase in SOFR of 50 and 100 basis points in the applicable interest rate benchmark (based on SOFR of 4.13% as of September 30, 2025) ($ in thousands, except per share data):

Net Floating		Decrease		Increase
Rate Exposure	Change in	100 Basis Points	50 Basis Points	50 Basis Points	100 Basis Points
$735,837	Net interest income	$7,044	$3,302	$(3,302)	$(6,605)
	Net interest income per share	$0.05	$0.02	$(0.02)	$(0.05)

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

Credit Risk

Our loans and other investments are also subject to credit risk, including the risk of default. In particular, changes in general economic conditions, including interest rates, will affect the creditworthiness of borrowers and/or the value of underlying real estate collateral relating to our investments. By its nature, our investment strategy emphasizes prudent risk management and capital preservation by primarily originating senior loans utilizing underwriting techniques requiring relatively conservative loan-to-value ratio levels to insulate us from credit losses absent a significant diminution in collateral value. In addition, we seek to manage credit risk by performing extensive due diligence on our collateral, borrower and guarantors, as applicable, evaluating, among other things, title, environmental and physical condition of collateral, comparable sales and leasing analysis of similar collateral, the quality of and alternative uses for the real estate collateral being underwritten, submarket trends, our borrower’s track record and the reasonableness of the borrower’s projections prior to originating a loan. Subsequent to origination, we also manage credit risk by proactively monitoring our investments and, whenever possible, limiting our own leverage to partial recourse or non-recourse, match-funding financing. Notwithstanding these efforts, there can be no assurance that we will be able to avoid losses in all circumstances. The performance and value of our loans and investments depend upon, among other things, the borrower’s ability to improve and operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, our Sponsor’s asset management team monitors the performance of our loan portfolio and our Sponsor’s asset management and origination teams maintain regular contact with borrowers, co-lenders and local market experts to monitor the performance of the underlying loan collateral, anticipate borrower, property and market issues and, to the extent necessary or appropriate, enforce our rights as the lender.

In addition, we are exposed to the risks generally associated with the CRE market, including variances in occupancy rates, capitalization rates, absorption rates and other macroeconomic factors beyond our control, including changes in benchmark interest rates, cost increases associated with construction materials, employment conditions, and supply chain and labor market disruptions. We seek to manage these risks through our underwriting, loan structuring, financing structuring, and asset management processes.

In the event that we are forced to foreclose, our broader Sponsor platform includes professionals experienced in CRE development, ownership, property management, and asset management which enables us to execute the workout of a troubled loan and protect investors’ capital in a way that we believe many non-traditional lenders cannot.

Capital Markets Risk

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

Each of our repurchase agreements contain “margin maintenance” provisions, which allow the lender to require the delivery of cash or other assets to reduce the financing amount against loans that have been deemed to have experienced a diminution in value. A substantial deterioration in the commercial real estate capital markets, among other things, may negatively impact the value of assets financed with lenders that have margin maintenance provisions in their facilities. Certain of our repurchase agreements permit valuation adjustments solely as a result of collateral-specific credit events, while other repurchase agreements contain provisions also allowing our lenders to make margin calls upon the occurrence of adverse changes in the capital markets or as a result of interest rate or spread fluctuations, subject to minimum thresholds, among other factors. As of September 30, 2025, we have not received any margin calls under any of our repurchase agreements.

Financing Risk

We finance our business through a variety of means, including the syndication of non-consolidated senior interests, notes payable, borrowings under our repurchase and participation facilities, the syndication of senior participations in our originated senior loans, and our secured term loan. Over time, as market conditions change, we may use other forms of financing in addition to these methods of financing. Weakness or volatility in the debt capital markets, the CRE and mortgage markets, changes in regulatory requirements, geopolitical volatility, global trade tensions, and fluctuation in interest rates and the resulting market disruptions therefrom, among other things, could adversely affect one or more of our lenders or potential lenders and could cause one or more of our lenders or potential lenders to be unwilling or unable to provide us with financing, increase the costs of or reduce the advance rate on existing financing or otherwise offer unattractive terms for that financing. In addition, we may seek to finance our business through the issuance of our common stock or other equity or equity-related instruments, though there is no assurance that such financing will be available on a timely basis with attractive terms, or at all.

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

Real Estate Risk

The market values of loans secured directly or indirectly by CRE assets and CRE assets themselves are subject to volatility and may be adversely affected by a number of factors, including the interest rate environment; persistent inflation; increases in remote work trends; natural disasters or pandemics; national, regional, local and foreign economic conditions (which may be adversely affected by industry slowdowns, global trade tensions, and other factors); regulatory and legislative uncertainty; supply chain and labor market disruptions; changes in social conditions; changes in employment conditions; regional or local real estate conditions; geopolitical volatility; changes or continued weakness in specific industry segments; construction quality, age and design; changes to construction costs; demographic factors; changes to building or similar codes and government regulatory requirements (such as rent control and zoning laws); and changes in real property tax rates. In addition, decreases in property values reduce the value of the loan collateral and the potential proceeds available and to a borrower to repay the underlying loans, which could also cause us to suffer losses. We may realize losses related to foreclosures, the restructuring of the loans in our investment portfolio on terms that may be more favorable to borrowers than those underwritten at origination, or the sale of real estate owned assets. We seek to manage these risks through our underwriting, loan structuring, financing structuring and asset management processes.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As of September 30, 2025, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)
None.
(b)
None.
(c)
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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

10.1*	Amendment No. 5 to Term Loan Credit Agreement by and between Claros Mortgage Trust, Inc. and JPMorgan Chase Bank, N.A., dated as of September 12, 2025

10.2+

Amendment No. 1 to Amended and Restated Master Repurchase Agreement dated as of October 2, 2025 by and among CMTG JNP Finance LLC, Claros Mortgage Trust, Inc., and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated October 6, 2025, filed by the Company, Commission File No. 001-40993)

10.3

Amendment No. 7 to Amended and Restated Master Repurchase Agreement dated as of October 2, 2025 by and between CMTG JP Finance LLC and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated October 6, 2025, filed by the Company, Commission File No. 001-40993)

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

Claros Mortgage Trust, Inc.

Date: November 5, 2025	By:	/s/ Richard J. Mack
Richard J. Mack
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 5, 2025	By:	/s/ J. Michael McGillis
J. Michael McGillis
Chief Financial Officer, President and Director (Principal Financial and Accounting Officer)