Form 10-K
period 2025-12-31
Claros Mortgage Trust, Inc.
filed 2026-02-18
CIK 1666291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

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

As of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $289 million based on the closing sales price of the Registrant’s common stock on such date as reported on the New York Stock Exchange. For purposes of this computation, all officers, directors and 10% beneficial owners of the Registrant’s common stock of which the Registrant is aware are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the Registrant.

The number of shares of Registrant’s Common Stock outstanding as of February 17, 2026 was 140,218,764.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A relating to the registrant’s 2026 Annual Meeting of Stockholders will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC no later than 120 days after the registrant’s fiscal year end.

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
•
anticipated timing, amount, and pace of resolutions of our investments;
•
the timing of cash flows, if any, from our investments;
•
our ability to maintain levels of liquidity that meet or exceed our liquidity needs;
•
the state of and uncertainty surrounding the U.S. and global economy generally or in specific geographic regions;
•
reduced demand for office, multifamily or retail space, including as a result of the increase in remote and/or hybrid work trends which allow work from remote locations other than the employer’s office premises;
•
governmental actions and initiatives and changes to government regulations and policies, including changes in monetary policy;
•
the amount of commercial mortgage loans requiring refinancing;
•
our ability to obtain and maintain financing arrangements on attractive terms, or at all;
•
our ability to maintain compliance with covenants under our financing arrangements;
•
current and prospective financing costs and advance rates for our existing and target assets;
•
our expected leverage;
•
general volatility of the capital markets and the markets in which we may invest and in which our borrowers operate;
•
the state of the regional, national, and global banking systems;
•
the return on or impact of current and future investments, including our loan portfolio and real estate owned assets;
•
allocation of investment opportunities to us by our Manager and our Sponsor;
•
changes in the markets in which we and our borrowers operate and the impacts thereof;
•
changes in the market value of our investments and collateral underlying our investments;
•
the effects of hedging instruments on our existing and target assets;

•
rates of default, decreased recovery rates, and/or increased loss severity rates on our existing and target assets and related impairment charges, including as these relate to our real estate owned assets;
•
the degree to which our hedging strategies may or may not protect us from interest rate volatility;
•
changes in governmental regulations, tax laws and rates, and similar matters (including the interpretation thereof);
•
our ability to maintain our qualification as a real estate investment trust (“REIT”);
•
our ability to maintain our exclusion from registration under the Investment Company Act of 1940, as amended (the “1940 Act”);
•
the availability and attractiveness of investment opportunities we are able to originate in our target assets;
•
the ability of our Manager to locate suitable investments for us, monitor, service and administer our investments and execute our investment strategy;
•
the availability of qualified personnel from our Sponsor and its affiliates, including our Manager;
•
estimates relating to our ability to pay or resume paying dividends to our stockholders in the future;
•
our understanding of our competition;
•
impact of increased competition on projected returns;
•
the risk of securities class action litigation or stockholder activism;
•
geopolitical or economic conditions or uncertainty, which may include military conflicts and activities (including the military conflicts between Russia and Ukraine, Israel and Hamas, and elsewhere throughout the Middle East, North Africa, and South America more broadly), tensions involving Russia, China, and Iran, political instability, social unrest, civil disturbances, terrorism, natural disasters and pandemics; and
•
market trends in our industry, interest rates, real estate values, the debt markets generally, the CRE debt market or the general economy.

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

SUMMARY OF MATERIAL RISKS

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth under Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. Such risks and uncertainties include, but are not limited to, the following:

•
Loans on properties in transition often involve a greater risk of loss than loans on stabilized properties, including the risk of cost overruns on and noncompletion of the construction or renovation of or other capital improvements to the properties underlying the loans we originate or acquire, and the risk that a borrower may fail to execute the business plan underwritten by us, potentially making it unable to make contractually obligated payments to us, each of which could materially and adversely affect us.
•
Difficult conditions in the commercial mortgage and real estate market, the capital markets and the economy generally, as a result of fluctuations in interest rates, inflationary pressures and other factors, could make it difficult for our borrowers to satisfy their contractually obligated payments and may materially and adversely affect us.
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
•
In the event of borrower distress or a default, we may lack the liquidity necessary to protect our investment or avoid a corresponding default on any obligations we may have related to our financing arrangements secured by our investments.
•
We may be unable to maintain or refinance debt incurred to finance our investments, thereby increasing the amount of equity capital risk we bear with respect to particular investments, preventing us from deploying our equity capital in the optimal manner, or reducing returns generated from our investments.
•
As a result of our real estate owned assets, we are subject to the risks commonly associated with real estate owned holdings, including risks related to ownership of a hotel portfolio, a mixed-use property, a land parcel, and multifamily properties, which differ from the risks associated with lending.
•
Investments in subordinated mortgage interests, mezzanine loans and other assets that are subordinated or otherwise junior in a borrower’s capital structure may expose us to greater risk of loss.
•
Investments that are secured, directly or indirectly, by CRE are subject to potential delinquency, foreclosure and loss, which could materially and adversely affect us.
•
We have indebtedness outstanding and may be unable to make deleveraging payments or obtain replacement financing with similar terms.
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
•
Our secured term loan, debt related to real estate owned hotel portfolio, current financing facilities, derivative instruments, and secured loans contain, and additional lending facilities may contain, financial and other covenants that restrict our operational flexibility, which could materially and adversely affect us.
•
Fluctuations in interest rates and credit spreads could increase our financing costs and/or reduce our ability to generate income on our investments, which could lead to a significant decrease in our results of operations, cash flows and the value of our investments or the collateral property and may limit our ability to pay distributions to our stockholders.
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
•
Termination of the Management Agreement may be costly.
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

Our loan origination and repayment volume may fluctuate based on market conditions or other conditions inherent in our portfolio. As such, we may modify our investment strategy from time to time by shifting focus to optimizing outcomes within our existing portfolio, which may include actions such as selling a loan or syndicating a portion of a loan, working with our borrowers to enhance the value of underlying properties that constitute our collateral, and, in certain circumstances in order to maximize recovery from a defaulted loan, assuming legal title and/or physical possession of the collateral property.

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

In performing its duties to us, our Manager benefits from the resources, relationships, and fundamental real estate underwriting and management expertise of our Sponsor’s broad group of real estate professionals. Our Manager is led by Richard Mack, J. Michael McGillis, Priyanka Garg, and J.D. Siegel. Pursuant to a management agreement between our Manager and us (the “Management Agreement”), our Manager is responsible for executing our loan origination, capital markets, portfolio management, asset management and monitoring activities, and managing our day-to-day operations. To perform its role in a flexible and efficient manner, our Manager leverages professionals employed by our Sponsor whose services are made available to our Manager and, in turn, to us. We believe our Manager benefits from access to individuals with extensive experience in identifying, analyzing, acquiring, developing, constructing, financing, hedging, managing, and operating real estate investments across investment cycles, geographies, property types, investment types and strategies, including debt and equity interests, controlling and non-controlling interests in investments, corporate and securities investments (including commercial mortgage-backed securities (“CMBS”)), and a variety of joint ventures. We believe that this experience of our Sponsor and its affiliates enables our Manager to underwrite, originate and manage loans that facilitate the successful transition of CRE assets, with an appropriate level of execution risk and, in its judgment, relatively limited basis risk at the time of origination. Neither we nor our Manager employs personnel directly. In performing its duties to us, our Manager is at all times subject to the supervision, direction and management of our board of directors (the “Board”).

Our Investment Strategy

We seek primarily to originate, co-originate and acquire senior and subordinate loans on transitional CRE assets located in major U.S. markets and generally intend to hold our loans to maturity. In addition to our primary focus on major U.S. markets, we also seek to originate senior and subordinate loans on transitional CRE assets located in other markets that we believe demonstrate favorable demographic trends as a result of, among other factors, de‑urbanization and migration to states with lower tax rates and perceived higher quality of life. We believe that our investment strategy provides significant opportunities for us to generate attractive risk‑adjusted returns over time for our stockholders. However, to capitalize on the investment opportunities at different points in the economic and real estate investment cycle, we may modify or expand our investment strategy. We believe that the flexibility of our strategy, supported by our Sponsor’s significant CRE experience and its extensive resources, will allow us to take advantage of changing market conditions to maximize total returns for our stockholders over time.

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

The allocation of our capital among our target assets will depend on prevailing market conditions at the time we invest and may change over time in response to changes in prevailing market conditions, including with respect to interest rates and general economic and capital market conditions as well as local economic conditions in markets where we are active, or other conditions inherent in our portfolio. In addition, we may invest in assets other than our target assets, in each case subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exclusion from registration under the 1940 Act.

Our Portfolio

We began operations in August 2015 and, as of December 31, 2025, had a $3.7 billion diversified loan portfolio, based on carrying value, of senior and subordinate loans. Our investment strategy includes lending to experienced and well‑capitalized sponsors against high‑quality transitional CRE assets primarily in major U.S. markets with attractive fundamental characteristics supported by macroeconomic tailwinds.

The table below summarizes our loans receivable held-for-investment as of December 31, 2025 ($ in thousands):

					Weighted Average(3)
	Number of Loans	Loan Commitment (1)	Unpaid Principal Balance	Carrying Value (2)	Yield to Maturity (4)	Term to Initial Maturity	Term to Fully Extended Maturity (5)	Weighted Average Origination LTV (6)	Weighted Average Adjusted LTV (7)
Senior and subordinate loans	33	$4,329,235	$4,057,357	$3,688,729	6.2%	0.5 years	1.1 years	71.2%	76.3%
(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Net of specific CECL reserves of $365.4 million.
(3)
Weighted averages are based on unpaid principal balance.
(4)
Represents the weighted average annualized yield to initial maturity of each loan, inclusive of coupon, and fees received, based on the applicable floating benchmark rate/floors (if applicable), in place as of December 31, 2025. For loans placed on non-accrual, the annualized yield to initial maturity used in calculating the weighted average annualized yield to initial maturity is 0%.
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

The following charts illustrate the diversification of our loan portfolio based on location and underlying property type, excluding our real estate owned assets, as of December 31, 2025, based on carrying value:

During the year ended December 31, 2025, we resolved $2.6 billion of unpaid principal balance prior to charge-offs, including $1.3 billion of watchlist loans and $324.6 million of loans classified as held-for-sale as of the prior year-end. Total 2025 resolutions include (i) $863.9 million of full loan repayments, (ii) $93.8 million of partial loan repayments, (iii) $101.1 million of loan sales at par, (iv) $333.9 million of loan sales below par, (v) $811.6 million of discounted payoffs prior to charge-offs, and (vi) $392.8 million of mortgage or Uniform Commercial Code (“UCC”) foreclosures prior to charge-offs. Subsequent to December 31, 2025, we resolved $388.7 million of unpaid principal balance prior to charge-offs, including $214.9 million of watchlist loans. Total 2026 resolutions to date include (i) $240.8 million of full loan repayments, (ii) $76.6 million of mortgage foreclosures prior to charge-offs, and (iii) $71.3 million related to the assignment of our right, title, and interest in a loan receivable and the collateral property to our financing counterparty in exchange for the full extinguishment of amounts due under the related financing.

To maximize recovery from certain defaulted loans, we have assumed legal title and/or physical possession of the collateral property underlying such loan receivables. As of December 31, 2025, our portfolio includes eight real estate owned assets with a total carrying value of $746.8 million (including related net lease intangible assets), of which six were acquired through mortgage or UCC foreclosures during the year ended December 31, 2025. Such real estate owned assets are not included in the summary of our loan portfolio table above.

For additional information about our loan portfolio and real estate owned assets, refer to Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – II. Our Portfolio” in this Annual Report on Form 10-K.

Our Financing Strategy

We seek diverse financing sources as part of a disciplined financing strategy. To date, we have financed our business through a combination of common stock issuances, repurchase agreements, a term participation facility, asset-specific financings, debt related to our real estate owned hotel portfolio, and a secured term loan. The amount and type of leverage we may employ for particular investments will depend on our Manager’s assessment of such investments’ characteristics, including the level of in-place cash flow, if any, and projected stabilized operating cash flow, credit quality, liquidity, price volatility and other risks of the collateral property as well as the availability and attractiveness of particular types of financing at the relevant time. We seek to minimize the risks associated with recourse borrowings and generally seek to fund our investments on a term and benchmark rate index matched basis which seeks to minimize the differences between the durations and rate indices of our investments and those of the related financings, respectively, including in certain cases the potential use of derivatives. However, under certain circumstances, we may determine not to do so or we may otherwise be unable to do so. We also seek to diversify our financing counterparties. During the years ended December 31, 2025 and 2024, we made deleveraging payments to certain of our financing counterparties and expect to continue to do so as agreed with our lenders.

As of December 31, 2025, we had $4.2 billion of capacity under our repurchase agreements and term participation facility, of which $2.2 billion was outstanding. We currently have four master repurchase agreements with three counterparties. As of December 31, 2025, the loans receivable securing the outstanding borrowings under these facilities had a weighted average term to initial maturity and fully extended maturity of 0.5 years and 1.1 years, respectively, assuming all conditions to extend are met.

As of December 31, 2025, we had total capacity and unpaid principal balance of $195.8 million and $178.0 million, respectively, related to asset-specific financings in the form of notes payable. Subsequent to December 31, 2025, our notes payable were fully extinguished. Under certain circumstances, we utilize asset-specific financing structures that are considered non-consolidated senior interests, and therefore not reflected on our balance sheet. As of December 31, 2025, we had $830.0 million of non-consolidated senior interests. Such financing structures typically arise as a result of a subordinate, or mezzanine, loan held by us, and a first mortgage loan held by a third party.

Furthermore, as of December 31, 2025, we had debt related to our real estate owned hotel portfolio with an unpaid principal balance of $235.0 million and a secured term loan with an unpaid principal balance of $556.2 million. In January 2026, we refinanced our secured term loan with a new secured term loan which provides for an aggregate principal amount of $500.0 million and a maturity date of January 30, 2030. See Note 6 - Debt Obligations - Secured Term Loan to our consolidated financial statements for further detail.

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

As of December 31, 2025, our net debt-to-equity ratio was 1.9x. As of December 31, 2025, our Total Leverage Ratio was 2.5x, and we expect that, going forward, our Total Leverage Ratio will range from 2.0x to 3.0x.

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

Asset Management

Our Manager proactively manages our portfolio from each investment’s closing to final resolution and our Sponsor has dedicated asset management employees to perform asset management services. Following the closing of an investment, the asset management team rigorously monitors the investment, with an emphasis on ongoing analyses of both quantitative and qualitative matters, including financial, legal, and market conditions. Through the final resolution, the asset management team maintains regular contact with borrowers, servicers, property managers, and local market experts while monitoring the performance of the asset, anticipating borrower, property and market issues, and enforcing our rights and remedies when appropriate.

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

Competition

Our success depends, in part, on our ability to originate, acquire or manage loans at favorable spreads over our financing costs. In originating, acquiring and managing our target loans, we compete with other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies and other entities. In addition, there are numerous REITs and non-banking commercial lending platforms with similar loan origination, acquisition and management objectives and others may be organized in the future. These lenders will increase competition for the available supply of CRE debt on transitional assets suitable for origination, acquisition, and management. Many of our anticipated competitors and their external managers are significantly larger than we are and have considerably greater financial, technical, marketing and other resources than we do. Some competitors may have a lower cost of funds and access to financing sources that are not available to us, such as the U.S. Government and the Federal Home Loan Banks system. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exclusion from registration under the 1940 Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Current market conditions, as well as changing marketing conditions from time to time, may attract more competitors, which may increase the supply of financing sources, which could adversely affect our origination volume and cost of our loans, and thereby adversely affect the market price of our common stock. In the face of this competition, we have access to our Manager’s and our Sponsor’s professionals and their industry expertise, which may provide us with a competitive advantage and help us assess investment risks and determine appropriate terms for certain potential investments. We believe these relationships enable us to compete more effectively for attractive investment opportunities. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. For additional information concerning these competitive risks, refer to “Item 1A: Risk Factors - Risks Related to Our Investments. We

operate in a competitive market for the origination and acquisition of attractive investment opportunities and competition may limit our ability to originate or acquire attractive risk‑adjusted investments in our target assets, which could have a material adverse effect on us.”

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

Item 1A. Risk Factors.

Set forth below are some (but not all) of the risk factors that could adversely affect our business, financial condition, liquidity, results of operations and prospects and our ability to service our debt and resume paying dividends to our stockholders (which we refer to collectively as “materially and adversely affecting us” or having “a material adverse effect on us,” and comparable phrases) and the market price of our common stock. Although the various risks discussed in this Item are generally described separately, you should consider the potential effects of the interplay of multiple risk factors. Where more than one significant risk factor is present, the risk of loss to our investors may be significantly increased. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements.”

Risks Related to Our Investments

Loans on properties in transition often involve a greater risk of loss than loans on stabilized properties, including the risk of cost overruns on and noncompletion of the construction or renovation of or other capital improvements to the properties underlying the loans we originate or acquire, and the risk that a borrower may fail to execute the business plan underwritten by us, potentially making it unable to make contractually obligated payments to us, each of which could materially and adversely affect us.

We originate and acquire loans on transitional CRE properties to borrowers who are typically seeking capital for repositioning, renovation, rehabilitation, leasing, development, redevelopment or construction. The typical borrower under a loan on a transitional asset has usually identified an undervalued asset that has been under-managed and/or is located in an improving market. If the market in which the asset is located fails to materialize according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management and/or the value of the asset, or if it costs the borrower more than estimated or takes longer to execute its business plan than estimated, including as a result of supply chain and labor market disruptions or changes in their capital position and available liquidity, the borrower may not receive a sufficient return on the asset to satisfy contractually obligated payments on our loan or may experience a prolonged reduction of net operating income and may not be able to make contractually obligated payments on our loan on a timely basis or at all, which could materially and adversely affect us. Other risks may include: environmental risks, delays in legal and other approvals (e.g., certificates of occupancy), other construction and renovation risks and subsequent leasing of the property not being completed on schedule. Accordingly, we bear the risk that we may not recover some or all of our loan unpaid principal balance and interest thereon.

As a transitional lender, we may from time to time execute loan modifications with borrowers when and if appropriate, which may include terms less favorable to us, such as temporary deferrals of interest or principal, partial deferral of coupon interest as payment-in-kind interest, and/or a discounted loan payoff. To the extent warranted by ongoing conditions specific to our borrowers or overall market conditions, we may make additional modifications and/or in certain circumstances when and if appropriate, and depending on the business plans, financial condition, liquidity and results of operations of our borrowers, among other factors, (i) assume legal title and/or physical possession of the collateral property or (ii) assign our right, title, and interest in our loan and the collateral property to our financing counterparty in exchange for the extinguishment of amounts due under the related financing.

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

Difficult conditions in the commercial mortgage and real estate market, the capital markets and the economy generally, as a result of fluctuations in interest rates, inflationary pressures and other factors, could make it difficult for our borrowers to satisfy their contractually obligated payments and may materially and adversely affect us.

We could be materially and adversely affected by conditions in the commercial mortgage and real estate markets, the capital markets and the economy generally. A deterioration of economic and real estate fundamentals generally and of local market conditions where our real estate collateral is located, have in the past negatively impacted, and could continue to negatively impact, our performance, the business prospects of our borrowers or the value of our real estate collateral. Market fluctuations or a general decline in real estate values or business prospects may also induce borrowers to voluntarily or involuntarily default on their loans and make it relatively more difficult for us to generate attractive risk-adjusted returns. Other factors beyond our control, such as changes in interest rates, government laws, regulations, and actions (such as rent control, zoning laws, and bank reserve requirements), changes in real property tax rates and operating expenses, changes in the general availability of debt financing (which may render the sale or refinancing of properties difficult or impracticable) may likewise have a material and adverse effect on our business. The current period of elevated interest rates relative to recent historical standards has caused and may continue to cause our borrowers to become unwilling or unable to make payments on their loans, increasing default risk and making it more difficult for us to generate attractive risk-adjusted returns. Similarly, continuing uncertainty in the office leasing market as a result of the increase in remote working arrangements could adversely affect the business of our borrowers with office properties, which could in turn cause such borrowers to become unwilling or unable to make payments on their loans, increasing default risk and making it more difficult for us to generate attractive risk-adjusted returns.

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

In addition, the current period of elevated interest rates relative to recent historical standards has reduced and may continue to reduce the volume of transitional CRE loans due to the higher cost of borrowing relative to recent historical standards. A reduction in the volume of CRE loans originated may affect the volume of certain target assets available to us, which could adversely affect our ability to acquire target assets that satisfy our investment objectives. If we are unable to originate or acquire a sufficient volume of our target assets with a yield that is above our borrowing cost, our ability to satisfy our investment objectives to generate income and resume paying dividends may be materially and adversely affected.

We cannot predict the degree to which economic conditions generally, and the conditions for real estate debt investing in particular, will improve or deteriorate. Any stagnation in or deterioration of the commercial mortgage or real estate markets may limit our ability to acquire our target assets on attractive terms or cause us to experience losses related to our assets, which could materially and adversely affect us.

We operate in a competitive market for the origination and acquisition of attractive investment opportunities and competition may limit our ability to originate or acquire attractive risk-adjusted investments in our target assets, which could have a material adverse effect on us.

We operate in a competitive market for the origination and acquisition of attractive risk-adjusted investment opportunities. A number of entities compete with us to make the types of investments that we originate or acquire. Our success depends, in large part, on our ability to originate or acquire our target assets on attractive terms. In originating our target assets, we compete with a variety of institutional lenders and investors, including other commercial mortgage REITs, specialty finance companies, public and private funds (including funds that our Manager or its affiliates may in the future sponsor, advise and/or manage), commercial and investment banks, commercial finance and insurance companies and other financial institutions. A number of entities have raised, or are expected to raise, significant amounts of capital pursuing strategies similar to ours, which may create additional competition for investment opportunities. Many of our competitors are significantly larger than we are and have considerably greater financial, technical, marketing and other resources than we do. Some competitors may have a lower cost of funds and access to financing sources that are not available to us. Many of our competitors are not subject to the operating constraints associated with REITs or maintenance of our exclusion from registration under the 1940 Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, deploy more aggressive pricing or financing strategies and establish more relationships than us. Increased competition in our markets could result in a decrease in origination volumes, which would adversely affect our business, financial condition, liquidity, results of operations and prospects. Furthermore, competition for investments in our target assets may lead to the price of these assets increasing or return on investment declining, which may further limit our ability to generate desired returns. Also, as a result of this competition, desirable investments in our target assets may be limited in the future, and we may not be able to take advantage of attractive risk-adjusted investment opportunities from time to time. In addition, reduced CRE transaction volume has increased, and may continue to increase, competition for available investment opportunities. We can provide no assurance that we will be able to continue to identify and make investments that are consistent with our investment objectives, or that the competitive pressures we face will not have a material adverse effect on us.

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

While we intend to diversify our loan portfolio of investments in the manner described in this report, we are not required to observe specific diversification criteria, and we have criteria outlined in our investment guidelines that can only be changed with approval of our Board. Therefore, our portfolio is and may continue to be concentrated in certain property types that are subject to higher risk of achieving their stated business plans or other concentration risk, or supported by properties concentrated in a limited number of geographic locations. For example, as of December 31, 2025, our real estate owned assets include a portfolio of seven limited service hotel properties, a mixed-use property, and a land parcel each located in New York, NY and 14% of our loans receivable held-for-investment are secured by CRE assets (or equity interests relating thereto) located in the New York metropolitan area. Further, as of December 31, 2025, 44% of our loans receivable held-for-investment were secured by multifamily properties (or equity interests relating thereto), 22% of our loans receivable held-for-investment were secured by hospitality properties (or equity interests relating thereto), 16% of our loans receivable held-for-investment were secured by office properties (or equity interests relating thereto), 8% of our loans receivable held-for-investment were secured by mixed-use properties (or equity interests relating thereto), 5% of our loans receivable held-for-investment were secured by land properties (or equity interests relating thereto), 6% of our loans receivable held-for-investment were construction loans (based on loan commitment), and our 15 largest loans receivable held-for-investment represented 68% of our loans receivable held-for-investment portfolio, in each case based on carrying value net of specific CECL reserves. As of December 31, 2025, 12 investments with a carrying value net of specific CECL reserves of $1.1 billion, or 31.1% of our portfolio were on non-accrual status. See Note 3 - Loan Portfolio for further detail on our loans on non-accrual status.

The lack of liquidity in certain of the assets in our portfolio and our target assets generally may materially and adversely affect us.

The assets in our portfolio are relatively illiquid investments due to their relatively short expected lives, lack of (or limited) cash flow from property that is collateral for those loans, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default or a diminution in the value of the collateral asset. In addition, certain of our investments may become less liquid after our investment as a result of periods of delinquencies or defaults or turbulent market conditions. There is generally an inverse relationship between borrowing costs, including reference rates and credit spreads, and the value of our existing assets such that a net increase in reference rates and credit spreads generally diminishes the value of existing assets. The illiquidity of the assets in our portfolio and our target assets may make it more difficult for us to dispose of these assets in the event that we no longer intend to hold them until maturity or in the event of a defaulted loan, as the case may be, at advantageous times or prices, or in a timely manner. As a result, we expect many of our investments will be illiquid. Although we generally intend to hold our loans to maturity, sales of loans receivable, which may result in realized losses, discounted loan payoffs, and/or sales of real estate owned assets may occur in order to redeploy capital to more accretive opportunities, meet operating objectives, adapt to market conditions, and/or manage liquidity needs. Furthermore, we cannot predict the timing or impact of future asset sales or loan repayments, and since many of our loans are financed, a portion or in some cases all, of the net proceeds from the sales or repayments of our loans are expected to be used to de-lever our secured financings. If we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than an asset’s carrying value. As a result, our ability to strengthen our portfolio composition in response to changes in economic and other conditions may be relatively limited, which could materially and adversely affect us.

In the event of borrower distress or a default, we may lack the liquidity necessary to protect our investment or avoid a corresponding default on any obligations we may have related to financing arrangements secured by our investments.

In the event of borrower distress or a default, we may lack the liquidity necessary to protect our investment or avoid a corresponding default on any obligations we may have with respect to our financing arrangements secured by our investments specifically related to, or otherwise impacted by, such investment. In the event of a default by a borrower on a non-recourse loan, we generally will have recourse only to the underlying asset (including any escrowed funds and reserves) collateralizing that loan, except to the extent of any creditworthy guarantees as discussed in “—Risks Related to Our Investments—Most of the CRE loans that we originate or acquire are non-recourse loans and the assets securing these loans may not have sufficient value to protect us from a partial or complete loss if the borrower defaults on the loan, which could materially and adversely affect us.” In addition, declines in real estate values may induce mortgagors to voluntarily default on their loans, increasing the risk of foreclosure and loss of capital. If the underlying property collateralizing the loan has insufficient value to satisfy the outstanding balance of such loan or other amounts due to us, after expenses incurred in connection with enforcing our rights, we may suffer a loss of principal or other amounts due to us that adversely affects our liquidity and our ability to service or repay our own leverage. Real estate investments generally lack liquidity compared to other financial assets, and the increased lack of liquidity resulting from a borrower distress or a default may limit our ability to quickly stabilize or strengthen our portfolio or take other necessary actions to avoid a corresponding default on our financing. In certain instances, we may be required to de-lever our financing specifically related to, or otherwise impacted by, such defaulted loan, modify our financing facility or find replacement financing, if available, which could be on less favorable terms, or pledge additional collateral to our financing facility, all of which could materially and adversely affect us.

During the years ended December 31, 2025 and 2024, we made deleveraging payments to certain of our financing counterparties and expect to continue to do so as agreed with our lenders. However, our ability to make any future deleveraging payments will be dependent upon the results of our operating activities, the timing, amount, and pace of resolutions of our loans and real estate owned assets, our financial condition, and the overall market conditions in which we operate, among other factors.

We may be unable to maintain or refinance debt incurred to finance our investments and our operations, thereby increasing the amount of equity capital risk we bear with respect to particular investments, preventing us from deploying our equity capital in the optimal manner, or reducing returns generated from our investments.

We may be unable to maintain or refinance debt incurred to finance our investments and our operations, thereby increasing the amount of equity capital risk we bear with respect to particular investments, preventing us from deploying our equity capital in the optimal manner, or reducing returns generated from our investments. If we are unable to maintain or refinance such debt at appropriate times, or are unable to refinance such debt on similar terms, we may be required to sell assets at a loss or on terms that are not advantageous to us or take action that could result in other negative consequences. We may only be able to partly replace or refinance such debt if underwriting standards, including loan-to-value ratios and yield requirements, among other requirements, are stricter than when we originally financed our investments. Additionally, as a result of economic headwinds, certain of our borrowers may request term extensions or other terms less favorable to us, and we may not be able to maintain or obtain corresponding match-term financing or in certain cases obtain required approvals from our financing counterparties. Obtaining such approvals has required in the past and may require in the future reduction of advance rates on financings, increased borrowing costs, increasing recourse or a combination thereof, which could have an adverse impact on our returns on equity and reduce our liquidity. If any of these events occur, our cash flows would be reduced, preventing us from deploying our equity capital in an optimal manner. If we are unable to refinance debt incurred to finance our investments and our operations, or are unable to refinance such debt on similar terms, we also may have to forego other investment opportunities that require equity and our liquidity may be diminished.

As a result of our real estate owned assets, we are subject to the risks commonly associated with real estate owned holdings, including risks related to ownership of a hotel portfolio, a mixed-use property, a land parcel, and multifamily properties, which differ from the risks associated with lending.

Borrowers under our loans may not have sufficient financial resources to satisfy their payment obligations to us, and we could be required to take ownership of the assets underlying a particular loan in lieu of full repayment of the principal amount and other amounts due to us on the loan. For example, in February 2021, we foreclosed on a portfolio of seven limited service hotels located in New York, NY. Prior to the foreclosure, the hotel portfolio represented the collateral for a mezzanine loan held by us with a securitized senior mortgage with an unpaid principal balance of $300.0 million held by third parties. As such, we are subject to the risks commonly associated with real estate owned holdings, including risks related to ownership of a hotel portfolio and mixed-use property both in New York, NY and risk related to ownership of multifamily properties in Arizona, Nevada, and Texas, which may include changes in general or local economic conditions, changes in supply of or demand for similar or competing properties in an area, changes in interest rates and availability and terms of permanent mortgage financing that may render the sale of a property difficult or unattractive, changes in consumer travel preferences, political instability or changes in prevailing policies, changes in labor supply, decreases in property values, changes in tax, real estate, environmental and climate, rent control, zoning, labor laws, and other requirements and the risk of uninsured or underinsured casualty loss. Further, our equity interest in our current, or any future, real estate owned asset may be subordinate to any indebtedness secured by such property. To the extent that we decide or are required to take ownership of one or more additional properties, these risks will be heightened and/or we may be subject to additional risks specific to the foreclosed property and the market in which it operates, all of which may be different than risks we may currently be subject to. Real estate owned assets are illiquid investments and we may be unable to adjust our portfolio in response to changes in economic or other conditions. In addition, the real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any real estate owned assets for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a real estate owned asset. We may acquire properties that are subject to contractual “lock-out” provisions that could restrict our ability to dispose of the real estate owned asset for a period of time. In addition, U.S. federal tax laws that impose a 100% excise tax on gains from sales of dealer property by a REIT (generally, property held-for-sale, rather than investment) could limit our ability to sell properties and may affect our ability to sell properties without adversely affecting returns to our stockholders. These characteristics and restrictions could result in losses that would adversely affect our results of operations, liquidity and financial condition, potentially materially.

We may also be required to incur costs to correct defects or to make improvements before a real estate owned asset can be sold. We have experienced and expect to continue to experience increased operating costs in connection with our real estate owned assets, which primarily include real estate taxes, utilities, repairs and maintenance, personnel costs of third-party property managers, property management fees incurred to third-parties, insurance, marketing, and general and administrative expenses specific to our real estate owned properties. Further, if the real estate owned asset is owned by a taxable REIT subsidiary (“TRS”), income from the investment generally will be subject to corporate income tax. We cannot assure stockholders that we will have funds available to correct such defects, to make such improvements, to pay these operating costs, or to pay corporate income tax if required. In acquiring a real estate owned asset, we may agree or otherwise become subject to restrictions that prohibit the sale of that real estate owned asset for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that real estate owned asset. These risks vary from the risks associated with lending and could materially and adversely affect us.

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

As of December 31, 2025, our portfolio weighted average origination LTV and weighted average adjusted LTV is 71.2% and 76.3%, respectively. Weighted average origination LTV is based on loan commitment, including non-consolidated senior interests and pari passu interests, and excludes risk rated 5 loans. Weighted average adjusted LTV is based on loan commitment, including non-consolidated senior interests, pari passu interests, and risk rated 5 loans. Loans with specific current expected credit loss reserves are reflected as 100% LTV.

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

If a borrower fails to complete the construction of a project or experiences cost overruns, there could be adverse consequences associated with the loan, including a loss of the value of the property underlying the loan, a borrower claim against us for failure to perform under the loan documents if we choose to stop funding, increased costs to the borrower that the borrower is unable to pay, a bankruptcy filing by the borrower, and abandonment by the borrower of the property underlying the loan. Furthermore, construction projects have faced delays, which may continue, including as a result of disruptions in supply chains and labor markets, cost increases associated with building materials and construction services necessary for construction, and delays and costs associated with obtaining construction permits and complying with local regulations, all of which can result in cost overruns to complete such projects. During periods of capital market disruptions, replacement financing may not be available to borrowers, which in turn, may result in the their inability to repay our loan in full. The failure of a borrower to complete construction, these cost overruns or other related impacts, and the lack of availability of replacement financing, could materially and adversely affect us.

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

Like subordinated mortgage interests, mezzanine loans are by their nature structurally subordinated to more senior property-level financings. If a borrower defaults on our mezzanine loan or on debt senior to our loan, or if the borrower is in bankruptcy, our mezzanine loan will be satisfied only after the property-level debt and other senior debt is paid in full. As a result, a partial loss in the value of the collateral property can result in a total loss of the value of the mezzanine loan. In addition, even if we are able to foreclose on the collateral property following a default on a mezzanine loan, we would be substituted for the defaulting borrower and, to the extent income generated on the underlying property is insufficient to meet outstanding debt obligations on the property, we may need to commit substantial additional capital and/or deliver a replacement guarantee by a creditworthy entity, which could include us, to stabilize the property and prevent additional defaults to lenders with existing liens on the property. In addition, our investments in senior loans may be effectively subordinated to the extent we borrow under a warehouse line (which can be in the form of a repurchase agreement) or similar facility and pledge the senior loan as collateral. Under these arrangements, the lender has a right to repayment of the borrowed amount before we can collect on the value of our loan, and therefore if the value of the pledged senior loan decreases below the amount we have borrowed, we would experience significant losses on the loan which could be material to our business.

Most of the CRE loans that we originate or acquire are non-recourse loans and the assets securing these loans may not be sufficient to protect us from a partial or complete loss if the borrower defaults on the loan, which could materially and adversely affect us.

Most of our CRE loans represent non-recourse obligations of the borrower, with the exception of certain limited purpose guarantees such as customary non-recourse carve-outs for certain “bad acts” by a borrower, environmental indemnities and, in some cases, completion guarantees, carry guarantees and limited payment guarantees. Consequently, we typically have no recourse (or very limited recourse for specified purposes) against the assets of the borrower or its sponsor other than our recourse to specified loan collateral. In the event of a borrower default under one or more of our loans, we will bear a risk of loss to the extent of any deficiency between the value of the specified collateral and the unpaid principal balance on our loan, absent recoveries to us under any applicable guarantees, which could materially and adversely affect us. In addition, we may incur substantial costs and delays in realizing the value of such collateral, including the cost of litigation to enforce remedies, which may or may not be successful, and we may be subject to lengthy court delays or other delays that are beyond our control. Further, although a loan may provide for limited recourse to a principal, parent, sponsor, or other affiliate of the borrower, there is no assurance that we will be able to recover our deficiency from any such party or that its assets would be sufficient to pay any otherwise recoverable claim. In the event of the bankruptcy of a borrower, the loans to that borrower will be deemed to be secured only to the extent of the value of any collateral property at the time of bankruptcy (as determined by the bankruptcy court), and the loan or lien securing the loan could be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession.

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

In recent years, the U.S. and global financial systems and economies have undergone and may continue to undergo significant disruptions beginning with the COVID-19 pandemic, and continuing with supply-demand imbalances, rapid increases in and sustained elevated rates of inflation relative to recent historical standards which required central bank action and resulted in significantly increased short term interest rates, changes in the employment market and employer practices (including remote work), geopolitical tensions forcing changes in supply chains, international trade partnerships and immigration policies, deglobalization trends, potential and expected disruptions and trends arising from the emergence and adoption of new technologies including generative artificial intelligence (including legal and regulatory risks and compliance costs therefrom), and general economic uncertainty, the full ramifications of which are not yet known but could continue to materially and adversely affect us and our borrowers. Further, we cannot predict the ultimate timing, direction or extent of further legislative, regulatory, and other actions under the current administration and congress, the effect of which could have a material impact on our business, results of operations, and financial conditions and that of our borrowers. These markets have also experienced significant disruptions in the past, during which times global capital markets collapsed, borrowers defaulted on their loans at historically high levels, banks and other lending institutions suffered heavy losses and the value of certain classes of real estate declined. During such periods, a significant number of borrowers became unable to pay principal and interest on outstanding loans as the value of their real estate declined. Declining real estate values could reduce the level of new senior and subordinate loan originations. Instability in the U.S. and global financial systems and economies in the future could be caused by any number of factors beyond our control, including, without limitation, deglobalization trends, legislative and regulatory uncertainty, pandemics, terrorist attacks or other acts of war or military activities, prolonged civil unrest, political instability or uncertainty, including the military conflicts between Russia and Ukraine, Israel and Hamas, and other conflicts throughout the Middle East, North Africa, and South America more broadly, some of which may impact global supply chains, tensions involving Russia, China, and Iran, or broad-based sanctions, should they continue for the long term or escalate, and adverse changes in national or international economic, market and political conditions. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to execute our investment strategy, which would materially and adversely affect us.

Insurance proceeds on a property may not cover all losses, which could result in the corresponding non-performance of or loss on our investment related to such property.

There are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war, which may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors, including terrorism or acts of war, also might result in insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under these circumstances, the borrower’s receipt of insurance proceeds with respect to a property relating to one of our investments, or insurance proceeds with respect to our real estate owned assets, might not be adequate to restore our economic position with respect to our investment. Any uninsured loss could result in the loss of cash flow from, and the asset value of, the affected property and the value of our investment related to such property.

Our investments expose us to risks associated with debt-oriented real estate investments generally.

We seek to invest primarily in debt in or relating to real estate assets. Any deterioration of real estate fundamentals generally, and in the U.S. in particular, could negatively impact our performance by making it more difficult for our borrowers to satisfy their debt payment obligations to us, increasing the default risk applicable to borrowers, and/or making it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of our borrowers and may include economic and/or market fluctuations, changes in the cost of capital improvements, which may impact the feasibility of our borrowers’ construction plans, casualty or condemnation losses, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand of regional markets in which our borrowers operate (which may be specific to certain property types), changes in immigration patterns and policies (which may affect the demand for such assets and disrupt labor markets), competition from newly developed or renovated properties, fluctuations in real estate fundamentals (including average occupancy and room rates for hotel properties and rent per square foot for multifamily properties), energy supply shortages, various uninsured or uninsurable risks, natural disasters, terrorism, acts of war, changes in government laws, regulations, and actions (such as tax, real estate, environmental and climate, rent control, zoning laws, and bank reserve requirements), political and legislative uncertainty, changes in real property tax rates and operating expenses, changes in interest rates, currency exchange rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, changes in consumer spending, negative developments in the economy that depress travel activity and other economic activities that impact us and our borrowers, demand and/or real estate values generally and other factors that are beyond our control. For example, the increase in remote working arrangements has contributed, and may further contribute, to a decline in commercial real estate values and reduced demand for certain commercial real estate assets, which may adversely impact certain of our borrowers. Concerns about the real estate market, including overall demand for commercial real estate, elevated interest rates relative to recent historical standards, persistent rates of inflation, energy costs, and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and markets going forward.

We cannot predict the degree to which economic conditions generally, and the conditions for CRE debt investing in particular, will improve or deteriorate. Declines in the performance of relevant regional and global economies or in the CRE debt market could have a material adverse effect on us.

Investments that are secured, directly or indirectly, by CRE are subject to potential delinquency, foreclosure and loss, which could materially and adversely affect us.

CRE debt investments that are secured, directly or indirectly, by CRE properties are subject to risks of delinquency and foreclosure and risks of loss. The ability of a borrower to repay a loan secured, directly or indirectly, by a property typically depends primarily upon the successful development, redevelopment, and/or operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, or the cost of debt service increases, a borrower’s ability to repay our loan or make other contractually obligated payments in a timely manner, or at all, may be impaired and therefore could reduce our return from an affected property or investment, which could materially and adversely affect us. Net operating income of an income-producing property can be affected by, among other things:

•
tenant mix and tenant bankruptcies;
•
success of tenant businesses and the ability to respond to evolving risks, including weakness in employment markets, supply chain and labor market disruptions, and changes in consumer preferences;
•
renovations or repositionings during which operations may be limited or halted completely;
•
property management decisions, including with respect to qualified staffing and capital improvements, particularly in older building structures;

•
property location and condition;
•
competition from other properties offering the same or similar services;
•
changes in supply and demand of regional markets in which our borrowers operate, which may be specific to certain property types;
•
changes in laws that increase operating expenses or limit rents that may be charged;
•
increased costs of deferred maintenance and capital improvements;
•
political, legislative, and regulatory uncertainty;
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
•
changes in governmental laws, regulations, actions, and fiscal policies, including Treasury Regulations promulgated under the Internal Revenue Code, or Treasury Regulations, and environmental legislation;
•
fraudulent acts or theft on the part of the property owner, borrower, sponsor and/or manager;
•
the potential for uninsured or under-insured property losses;
•
adverse changes in zoning laws; and
•
acts of God, terrorism, social unrest and civil disturbances, which may decrease the availability of or increase the cost of insurance or result in uninsured losses.

In addition, an increase in or generally elevated interest rates can decrease a borrower’s ability to service its debt even if net operating income remains stable.

In the event of any default under a loan held directly by us, we will bear a risk of loss to the extent of any deficiency between the value of the collateral and the sum of the unpaid principal of, accrued interest on and cost to enforce our rights under such loan. In the event of the bankruptcy of a loan borrower, the loan to that borrower will be deemed to be secured only to the extent of the value of any collateral property at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a loan can be an expensive and lengthy process and could result in significant losses.

Prepayment rates may adversely affect the yield on our loans, the value of our portfolio of assets, and our liquidity.

The value of our assets may be affected by prepayment rates on loans. In periods of declining interest rates and/or credit spreads, prepayment rates on loans will generally increase. If interest rates decline at the same time as prepayment rates increase, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the assets that were prepaid. In periods of increasing or generally elevated interest rates and/or credit spreads, prepayment rates on loans will generally decrease, which could impact our liquidity, or increase our potential exposure to loan non-performance. In addition, if we originate or acquire mortgage-related securities or a pool of mortgage securities, we anticipate that the underlying mortgages will prepay at a projected rate generating an expected yield. If we purchase assets at a premium to par value, when borrowers prepay their loans faster than expected, the corresponding prepayments on the asset may reduce the expected yield on such securities because we will have to amortize the related premium on an accelerated basis. Conversely, if we purchase assets at a discount to par value, when borrowers prepay their loans slower than expected, the decrease in corresponding prepayments on the asset may reduce the expected yield on such securities because we will not be able to accrete the related discount as quickly as originally anticipated. In addition, as a result of the risk of prepayment, the market value of the prepaid assets may benefit less than other fixed income securities from declining interest rates.

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

Difficulty in redeploying the proceeds from repayments or sales of our existing loans and investments may cause our financial performance and returns to investors to suffer.

As our loans and investments are repaid or sold, we have and expect to continue to redeploy the proceeds we receive into accretive opportunities including new loans and investments, repay borrowings under our credit facilities, and/or repurchase outstanding shares of our common stock. It is possible that we will fail to identify reinvestment options that would provide returns or a risk profile that is comparable to the asset that was repaid. Further, our financings contain and future financings may contain various covenants, including restrictions on our ability to make certain investments we might otherwise make, make restricted payments, and repurchase shares of our common stock. If we fail to redeploy the proceeds we receive from repayment of a loan in equivalent or better alternatives or are unable to do so, our financial performance and returns to investors could suffer.

A prolonged economic slowdown, a lengthy or severe recession and/or periods of declining real estate values could impair our investments and harm our operations, which could materially and adversely affect us.

The risks associated with our business will be more severe during periods of economic slowdown, a lengthy or severe recession, and/or periods of declining real estate values. Such scenarios will likely reduce the level of loan originations since borrowers often use the performance of and appreciation in the value of their existing properties to support the purchase or investment in additional properties or refinancing of existing properties. Borrowers may also be less able to make contractually obligated payments on our loans if the operating performance, results of operations, or the value of real estate weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover contractually obligated amounts due to us. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our ability to invest in, hold and finance loans. Any of the foregoing risks could materially and adversely affect us.

Recent macroeconomic trends and commensurate fluctuations in benchmark interest rates, may adversely affect our business, financial condition and results of operations.

In early 2022, the U.S. Federal Reserve began a campaign to combat inflation by increasing interest rates, ultimately resulting in benchmark interest rates increasing by 5.25% by the end of 2023. Although the U.S. Federal Reserve has reduced benchmark interest rates between September 2024 and December 2025, such benchmark rates remain elevated relative to recent historical standards. Additionally, the U.S. Federal Reserve has indicated that further changes in benchmark interest rates are dependent upon changes in prices and employment markets. The timing, direction, and extent of any future adjustment to benchmark interest rates by the U.S. Federal Reserve is uncertain. Rates of inflation above the U.S. Federal Reserve’s long-term target could have an adverse impact on any floating rate debt we have incurred and may incur in the future, and our general and administrative expenses of our loan portfolio and real estate owned assets, as these costs could remain elevated or further increase at a rate higher than our interest income and other revenue. Further, to the extent our borrowing costs remain elevated or further increase faster than the interest income earned from our floating-rate loans or revenues from our real estate owned assets, such increases may adversely affect our cash flows, our ability to meet the financial covenants in the agreements governing our indebtedness, or our ability to refinance maturing debt as it comes due. In addition, such above-target inflation and elevated benchmark interest rates relative to recent historical standards may materially and adversely impact the ability of our borrowers to make required payments on our loans. Conversely, in a period of declining interest rates, the interest income on floating rate investments would decline, while any decline in the interest we are charged on our floating rate debt may not equal or exceed the decrease in interest income and the interest expense we incur.

Provisions for current expected credit loss reserve are difficult to estimate.

Our provisions for our current expected credit loss reserve are evaluated on a quarterly basis. The determination of our provision for credit losses requires us to make certain estimates and judgments, which may be difficult to determine. Our estimates and judgments are based on a number of factors, including, but not limited to, the historical loan loss reference data from a comparable data set, the overall economic environment, real estate sector, the geographic sub-market in which the borrower operates, performance and/or value of the collateral property, property market value, loan-to-value ratio, the financial and operating capability of the borrower/sponsor, the financial strength of loan guarantors, if any, loan positions senior to ours, the risk rating of a loan, whether a loan is a construction loan and timing of the loan’s initial maturity.

Furthermore, in certain circumstances, we may estimate the fair value of the loan’s collateral property to determine our provision for current expected credit loss. Estimates of fair values used to determine such reserves may include, among others, assumptions of property specific cash flows over estimated holding periods, assumptions of property redevelopment costs, assumptions of leasing activities, discount rates, market and terminal capitalization rates, and, with respect to land, value per buildable square foot. These assumptions are based upon the nature of the properties, recent and projected property cash flows, recent sales and lease comparables, and anticipated real estate and capital market conditions, among other factors which we may deem relevant, all of which remain uncertain and are subjective. Our estimates and judgments may not be correct and, therefore, our results of operations and financial condition could be materially and adversely impacted.

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

The valuation of CRE assets and therefore the valuation of any collateral property relating to loans made by us or our real estate owned assets is inherently subjective and uncertain due to, among other factors, the individual nature of each property, its location, the expected future cash flows from that particular property, future market conditions, demand for various types of real estate and the valuation methodology adopted. In addition, where we invest in construction loans, initial assessments will assume completion of the project. As a result, the valuations of the CRE assets against which we will make loans are subject to a large degree of uncertainty, which has increased due to the current market volatility, and are made on the basis of assumptions and methodologies that may not prove to be accurate, particularly in periods of volatility, low transaction flow or restricted debt or equity capital availability in the commercial or residential real estate markets.

The due diligence process that our Manager undertakes in regard to investment opportunities may not reveal all facts that may be relevant in connection with an investment and if our Manager incorrectly evaluates the risks of our investments, we may experience losses, which could materially and adversely affect us.

Before making investments for us, our Manager conducts due diligence that it deems reasonable and appropriate based on the facts and circumstances relevant to each potential investment. When conducting due diligence, our Manager may be required to evaluate a number of important issues, including those relating to business, financial, tax, accounting, environmental, social and governance (“ESG”) matters, technology, cybersecurity, legal, regulatory and macroeconomic trends. Outside consultants, legal advisors and accountants may be involved in the due diligence process in varying degrees depending on the investment. Relying on the resources available to it, our Manager will evaluate our potential investments based on criteria it deems appropriate for the relevant investment. The nature and scope of our Manager’s ESG-related diligence, if any, will vary based on the nature of the investment opportunity and what our Manager deems appropriate or necessary under the circumstances, which may not reflect the preferred practices of any particular investor and may differ from other market practices. In addition, our Manager’s credit underwriting may not prove accurate, and actual results may vary materially from estimates. If our Manager’s assessment of an asset’s future performance is not accurate relative to the way we underwrite such asset, or our Manager’s due diligence process fails to identify material risks relating to such asset, we may experience losses with respect to such investment. Any such losses could materially and adversely affect us.

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

We may find it necessary or desirable to foreclose on certain of the loans we originate or acquire in order to preserve our investment and maximize our recovery. Any foreclosure process may be lengthy and expensive. Among the expenses that are likely to occur in any foreclosure would be the incurrence of substantial legal fees and potentially significant transfer taxes. If we foreclose on an asset, we may take title to the property securing that asset subject to any debt and debt service requirements then in effect, which was the case for the foreclosure resulting in our real estate owned hotel portfolio. As a result, we cannot assure you that the value of the collateral underlying a foreclosed loan at or after the time a foreclosure is contemplated or completed will exceed our investment, including related foreclosure expenses and assumed indebtedness, or that operating cash flows from such real estate asset will exceed debt service requirements, if any. As a result, a contemplated or completed foreclosure could result in significant losses. Owning and operating real property, such as our real estate owned assets, involves risks that are different (and in many ways more significant) than the risks faced in lending against a CRE asset.

Furthermore, claims may be asserted by other lenders or borrowers or parties that might interfere with our ability to foreclose or otherwise enforce our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buyout of the borrower’s position in the loan. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process and potentially resulting in a reduction or discharge of a borrower’s debt. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon the eventual sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net proceeds and, thus, increase any such loss. The incurrence of any such losses could materially and adversely affect us.

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

Liability relating to environmental matters may impact the value of our loans, the collateral properties of our loans, or of properties that we may acquire upon foreclosure of the properties underlying our investments.

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

We face a number of risks associated with climate change including risks stemming from the physical impacts of climate change and related to potential changes in applicable legislation and regulation, any of which could have a material adverse effect on the properties underlying our investments, our borrowers, our real estate owned assets, or our performance. It is not possible to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions will impact our borrowers or CRE properties generally. Future environmental laws and regulations could require the owners of properties to make significant expenditures to attain and maintain compliance, and may require related disclosures. More broadly, we face risks associated with the unpredictability of new legislation and regulation focused on ESG matters, such as considering ESG factors when determining whether to make a new investment. If we are involved with assets or entities associated with certain industries or activities that are perceived to be causing or exacerbating climate change or other ESG-related issues, it may adversely impact our ability to raise capital from certain investors or harm our reputation. Conversely, if we avoid involvement with such industries or activities, it may limit our capital deployment opportunities to an extent that adversely affects our business, or otherwise subject us to scrutiny.

Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to environmental, social and governance matters, that could expose us to numerous risks.

There has been evolving focus by government, customers, investors, employees and other stakeholders on ESG matters and related disclosures. Such attention to ESG matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to manage, assess and report.

We are subject to changing rules and regulations promulgated by varied governmental and regulatory organizations and bodies, including the SEC, the New York Stock Exchange and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity, and such changing requirements can make compliance more difficult and uncertain. For example, the SEC has adopted rules requiring issuers to provide significantly increased disclosures concerning cybersecurity matters and requiring public companies to adopt more stringent executive compensation clawback policies. Any such regulatory expectations related to ESG could require additional cost, and the dedication of time and resources, which may adversely affect our business.

These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. If we are not considered to be successful in meeting legal or other stakeholder requirements or expectations, our response to ESG matters could harm our business. Further, we may choose to communicate certain initiatives and goals regarding ESG matters in our SEC filings or in other public disclosures. These initiatives and goals may be difficult and expensive to implement, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any decision to change them. If we are unable to adequately address such ESG matters or if we fail to achieve progress with respect to our goals within the scope of ESG on a timely basis, or at all, or if we or our borrowers fail or are perceived to fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.

Risks Related to Sources of Financing and Hedging

We have indebtedness outstanding and may be unable to make deleveraging payments or obtain replacement financing with similar terms.

As of December 31, 2025, we had approximately $3.2 billion in consolidated indebtedness outstanding. Our secured financings, except for our prior secured term loan, have maturity extension options available to us, subject to meeting prescribed conditions, which may include consent from our lender. In January 2026, we refinanced our secured term loan with a new secured term loan which provides for an aggregate principal amount of $500.0 million and a maturity date of January 30, 2030.

During the years ended December 31, 2025 and 2024, we made deleveraging payments to certain of our financing counterparties and expect to continue to do so as agreed with our lenders. In certain instances, we may need to find replacement financing, if available, which could be on less favorable terms, or pledge additional collateral to our financing facilities, all of which may reduce available liquidity. In addition, early repayment of indebtedness may require us to pay prepayment premiums, breakage costs or exit fees under our financing agreements, which would increase our costs and reduce available liquidity. Our ability to make any future deleveraging payments will be dependent upon the results of our operating activities, the timing, amount, and pace of resolutions of our loans and real estate owned assets, our financial condition, and the overall market conditions in which we operate, among other factors.

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

In addition, certain of our financing agreements contain financial covenants that require us to maintain minimum levels of liquidity. We currently maintain, and seek to maintain, cash and liquidity to i) comply with such minimum liquidity requirements under our financings and ii) meet our primary liquidity needs, including future fundings to our borrowers on our unfunded loan commitments, interest payment and principal repayment obligations on outstanding borrowings under our secured financings, operating expenses, management fees, and dividend payments to our stockholders necessary to satisfy REIT dividend requirements. We seek to meet such liquidity needs through our primary sources of liquidity as discussed further in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Sources of Liquidity.”

During the years ended December 31, 2025 and 2024, we made deleveraging payments to certain of our financing counterparties and expect to continue to do so as agreed with our lenders. In certain instances, we may need to find replacement financing, if available, which could be on less favorable terms, or pledge additional collateral to our financing facilities, all of which may reduce available liquidity. Our ability to make any future deleveraging payments will be dependent upon the results of our operating activities, the timing, amount, and pace of resolutions of our loans and real estate owned assets, our financial condition, and the overall market conditions in which we operate, among other factors.

Additional debt subjects us to many risks that may materially and adversely affect us, including the risk that:

•
our cash flow from operating and investing activities could become insufficient to make required payments of principal and interest on outstanding borrowings under our secured financings, which would likely result in (a) acceleration of the debt (and any other debt containing a cross-default or cross-acceleration provision), increasing the likelihood of further distress if refinancing is not available on favorable terms or at all, (b) our inability to borrow undrawn amounts under other existing financing arrangements, even if we have timely made all required payments under such arrangements, further compromising our liquidity, and/or (c) the loss of some or all of our assets that are pledged as collateral in connection with our financing arrangements (including assets transferred to lenders under repurchase agreements);
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
•
to the extent the maturity of certain debt (e.g., credit or repurchase agreements) occurs prior to the maturity of a related asset pledged or transferred as collateral for such debt (e.g., an underlying senior or subordinate loan made by us), we may not be able to refinance that debt on favorable terms or at all, which may reduce available liquidity and/or cause significant losses to us; and
•
in certain instances, we may be required to de-lever our financing specifically related to, or otherwise impacted by, a non-performing or defaulted loan, modify our financing facility or find replacement financing, if available, which could be on less favorable terms, or pledge additional collateral to our financing facility, all of which may reduce available liquidity, and any such action or a repayment of debt prior to its maturity date may result in us paying prepayment premiums, breakage costs or exit fees, which would increase our costs and reduce available liquidity.

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

Certain lenders, financing counterparties or investors may require specified minimum credit ratings from one or more nationally recognized credit rating agencies as a condition to providing or renewing capital to us. We are currently rated by Standard & Poor’s and Moody’s Investors Service, although such ratings are expected to be discontinued if not required by our lenders, financing counterparties or investors. Our credit ratings could change based upon, among other things, our historical and projected business, financial condition, liquidity, results of operations and prospects. Any downgrade, negative outlook, placement on a watch list for possible downgrade or withdrawal of a rating could increase our borrowing costs, reduce advance rates or borrowing base availability, require us to post additional collateral or pay fees, limit or preclude access to particular sources of capital and reduce our ability to access capital on favorable terms or at all.

Our secured term loan, debt related to real estate owned hotel portfolio, current financing facilities, derivative instruments, and secured loans contain, and additional lending facilities may contain, financial and other covenants that restrict our operational flexibility, which could materially and adversely affect us.

Our secured term loan, debt related to real estate owned hotel portfolio, current financing facilities, derivative instruments, and secured loans contain, and additional financing facilities may contain, various financial and other covenants, including requiring us to meet or maintain certain financial ratios or other requirements that restrict our operational flexibility, including restrictions on our ability to incur indebtedness, create liens, merge or consolidate, dispose of assets, make restricted payments, repurchase shares of our common stock, resume paying dividends, enter into certain transactions with affiliates, and make certain investments that we might otherwise make.

As calculated in accordance with our prior secured term loan agreement and as of December 31, 2025, (i) our tangible net worth, which may reflect certain adjustments for our current expected credit loss reserve, shall not be less than $1.4 billion and (ii) our indebtedness shall not exceed 77.8% of our total assets. For the quarter ended December 31, 2025, there was no measurement of our ratio of earnings before interest, taxes, depreciation, and amortization to interest charges (our “Interest Coverage Ratio”). In January 2026, our prior secured term loan was repaid in full.

As calculated in accordance with our repurchase agreements as of December 31, 2025, our term participation facility as of December 31, 2025, and our new secured term loan agreement effective upon its closing, (i) our tangible net worth shall not be less than $1.0 billion plus 75% of the aggregate cash proceeds received by us after January 30, 2026 from any equity issuances, capital contributions, and/or subscriptions (net of any related costs) and (ii) our indebtedness shall not exceed 77.8% of our total assets. For the quarters ending December 31, 2025 to June 30, 2027, there is no measurement of our Interest Coverage Ratio. Commencing with the quarters ending September 30, 2027 and December 31, 2027, our Interest Coverage Ratio shall not be less than 1.10 to 1.00. Subsequent thereto, our Interest Coverage Ratio shall not be less than (i) 1.20 to 1.00 for the quarters ending March 31, 2028 and June 30, 2028 and (ii) 1.30 to 1.00 for the quarters ending September 30, 2028 and thereafter. Furthermore, as calculated in accordance with our repurchase agreements and our term participation facility as of December 31, 2025, our cash liquidity shall not be less than the greater of (x) $20.0 million or (y) 5% of total recourse indebtedness (which includes our secured term loan).

Such covenants may be required by future lenders or financing counterparties. In addition, certain of our existing lenders require, and future lenders may require, us to agree that we would be in default if our Manager or one or more of its executive officers cease to serve in such capacity for any reason.

Future compliance with our financial covenants is dependent upon the results of our operating activities, our financial condition, and the overall market conditions in which we and our borrowers operate. The impact of macroeconomic conditions on the commercial real estate and capital markets, including elevated benchmark interest rates compared to recent historical standards and the effects thereof on our and our borrowers’ operating performance, may make it more difficult for us to satisfy these financial covenants in the future and ultimately reduce our liquidity and returns on equity. Non-compliance with financial covenants may result in our lenders exercising their rights and remedies as provided for in the respective agreements, which could materially and adversely affect us. As the results of our operating activities, our financial condition, and the overall market conditions in which we and our borrowers operate evolve, we may continue to work with our counterparties on modifying financial covenants as needed; however, there is no assurance that our counterparties will agree to such modifications. If we fail to satisfy any of these covenants, such that a default arises, our lenders may be entitled to enforce remedies such as declaring outstanding amounts due and payable, terminating their commitments, requiring the posting of additional collateral and/or enforcing their security interests against existing collateral, unless we were able to negotiate a waiver, forbearance or other modification. Any such arrangement could be conditioned on an amendment to the lending or repurchase agreement and any related guarantee agreement on terms that may be unfavorable to us. Certain of our financings are, and may also in the future, contain cross-default and/or cross-acceleration provisions with respect to our other debt agreements or facilities. Any such provision could allow a financing counterparty to declare a default because of a default or acceleration under a financing arrangement with a different financing counterparty. This would create defaults across multiple financings resulting from a single event. This and any other type of default could make it difficult for us to satisfy the requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes, as liquidity generated from operating cash flow is transferred to our lenders rather than distributed to our stockholders. As a result, a default on any of our debt could materially and adversely affect us.

Additionally, the new secured term loan provides the lenders with the right to appoint two non-voting observers to our Board, each of whom must qualify as independent under the standards of the New York Stock Exchange and be reasonably satisfactory to us. The new secured term loan also provides additional governance rights upon the occurrence and continuance of a material event of default, including the right to have the two board observers be automatically appointed to our Board (in such context, the “Designated Directors”) and to have such Designated Directors participate in a review of, and make a recommendation to the Board regarding whether or not to terminate, our Manager. The credit agreement and our amended and restated bylaws require the new secured term loan administrative agent’s consent to amend, alter or repeal the observer and related governance rights while the new secured term loan remains outstanding. These provisions may increase lender influence over our Board, governance and strategic decisions, create actual or perceived conflicts of interest and result in decisions, such as a termination of our Manager, that could have a material adverse effect on us.

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

•
general economic or market conditions in the markets in which we and our borrowers operate in;
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

In addition, although we generally seek to reduce our exposure to lender concentration-related risk by entering into financings with various counterparties, we are not required to observe specific lending counterparty diversification criteria. To the extent that our net exposure under our lending arrangements may become concentrated with one or more lenders, the adverse impacts of defaults or terminations by our lenders may be significantly greater.

Fluctuations in interest rates and credit spreads could increase our financing costs and/or reduce our ability to generate income on our investments, which could lead to a significant decrease in our results of operations, cash flows and the value of our investments or the collateral properties and may limit our ability to pay distributions to our stockholders.

Our primary interest rate exposures relate to the yield on our investments and the financing cost of our debt, as well as our exposure to interest rate swaps that we may utilize for hedging purposes either with respect to our investments or our indebtedness. Changes in interest rates affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. In a period of rising interest rates, our interest expense on floating rate debt would increase, while any additional interest income we earn on floating rate investments may not equal or exceed the increase in interest expense. The interest earned on investments and incurred on debt that carry a fixed rate would not change. In a period of declining interest rates, the interest income on floating rate investments would decline, while any decline in the interest we are charged on our floating rate debt may not equal or exceed the decrease in interest income and the interest expense we incur. As noted above, the interest earned on investments and incurred on debt that carry a fixed rate would not change. Certain of our financings may have interest rate floors, which if the index rate were to fall below such floor our interest expense would essentially remain fixed. Consequently, changes in interest rates may significantly influence our net interest income. Interest rate fluctuations resulting in our interest expense exceeding interest income would result in operating losses, which could materially and adversely affect us. Changes in the level of interest rates also may affect our ability to originate or acquire investments, the value of our investments and our ability to realize gains from the disposition of assets. Increases in interest rates and credit spreads may also negatively affect demand for loans and could result in higher borrower default rates. In early 2022, the U.S. Federal Reserve began a campaign to combat inflation by increasing interest rates, ultimately resulting in benchmark interest rates increasing by 5.25% by the end of 2023. Although the U.S. Federal Reserve has reduced benchmark interest rates between September 2024 and December 2025, such benchmark rates remain elevated relative to recent historical standards. Additionally, the U.S. Federal Reserve has indicated that further changes in benchmark interest rates are dependent upon changes in prices and employment markets. The timing, direction, and extent of any future adjustment to benchmark interest rates by the U.S. Federal Reserve is uncertain. For more information regarding changes in interest rates affecting borrower default rates, please see “—Prepayment rates may adversely affect the yield on our loans and the value of our portfolio of assets.”

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

Our existing and future financing arrangements and any debt securities we may issue could restrict our operations, limit our ability to resume paying dividends and expose us to additional risk.

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

These restrictive covenants and operating restrictions could have a material adverse effect on us, cause us to lose our REIT status, restrict our ability to finance or securitize new originations and acquisitions, force us to liquidate collateral and negatively affect the market price of our common stock and our ability to resume paying dividends to our stockholders.

Additionally, the new secured term loan provides the lenders with the right to appoint two non-voting observers to our Board, each of whom must qualify as independent under the standards of the New York Stock Exchange and be reasonably satisfactory to us. The new secured term loan also provides additional governance rights upon the occurrence and continuance of a material event of default, including the right to have the two board observers be automatically appointed to our Board and to have such Designated Directors participate in a review of, and make a recommendation to the Board regarding whether or not to terminate, our Manager. The credit agreement and our amended and restated bylaws require the new secured term loan administrative agent’s consent to amend, alter or repeal the observer and related governance rights while the new secured term loan remains outstanding. These provisions may increase lender influence over our Board, governance and strategic decisions, create actual or perceived conflicts of interest and result in decisions, such as a termination of our Manager, that could have a material adverse effect on us.

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

We rely heavily on our Sponsor’s financial, accounting, treasury, communications and other data processing systems, technology infrastructure, as well as various hardware and software platforms. Some of these systems are managed by us or our Sponsor but other critical systems and related services, such as cloud computing, are provided by third-party providers that we and our Sponsor do not control. These systems may fail to operate properly or become disabled or compromised as a result of tampering, a cyberattack, a security breach or otherwise. Our Sponsor may experience, and certain of our third-party providers have experienced, from time to time cyberattacks, such as phishing attacks, which are continuing to increase in sophistication, frequency and impact. A significant attack on us, our Sponsor’s or service providers’ systems could permit unauthorized access to our proprietary information or personal information of our stockholders, lenders or borrowers (and their beneficial owners), destroy data or disable, degrade or sabotage our or our Sponsor’s systems, including through the introduction of computer viruses and other malicious code (such as ransomware). Attacks by threat actors are launched from a range of vectors, such as social engineering/phishing, company insiders, suppliers or providers, and as a result of human or technological error, including misconfigurations, bugs, or other vulnerabilities in software and hardware and originate from a wide variety of sources, including cyber criminals, state-sponsored hackers, hacktivists and other outside parties.

Our information and technology systems as well as those of our Sponsor and other related parties, such as service providers, are vulnerable to damage or interruption from cybersecurity breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. As a result of the increased demand for remote working arrangements and our general reliance on internet technology, which create additional opportunities for cyber criminals to exploit vulnerabilities, we and our Sponsor face increased cybersecurity risks. We and others in our industry are targets for threat actors because we hold a significant amount of confidential and sensitive information. As a result, we and our Sponsor face a heightened risk of a security breach or disruption with respect to this information. If successful, these types of attacks on our or our Sponsor’s network or other systems could have a material adverse effect on us, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation. The costs to mitigate network security problems, bugs, viruses, worms, malicious software programs, and security vulnerabilities could be significant and are likely to increase in the future. These costs include, but are not limited to, retaining the services of cybersecurity providers; compliance costs arising out of existing and future cybersecurity, data protection and privacy laws and regulations; and costs related to maintaining redundant networks, data backups and other damage-mitigation measures. While our Sponsor is generally responsible for such costs in the first instance, we have indemnified the Sponsor for certain losses that it may incur in connection with the operation of our business. Regardless, there can be no assurance that measures we or our Sponsor takes to ensure the integrity of our systems will provide protection, especially because cyberattack techniques used change frequently, or may not be recognized until successful, and are becoming more sophisticated - including by use of artificial intelligence - that circumvent security controls, evade detection and remove forensic evidence. As a result, we or our Sponsor may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our information systems, confidential information or business.

If unauthorized parties gain access to this information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including non-public personal information related to stockholders or borrowers (and their beneficial owners) and material non-public information. The security measures applied to our systems cannot guarantee protection against all cyber risks and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. We do not control the cybersecurity plans and systems put in place by third-party service providers, and these third-party service providers may have limited indemnification obligations to us or our Sponsor, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders, material non-public information and the intellectual property and trade secrets and other sensitive information in the possession of us or our Manager. We could be required to make a significant investment to remedy the effects of any failures, harm to our reputations, legal claims that we and our Manager may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity and other events that may materially and adversely affect us.

In addition, our business highly depends on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Although we maintain insurance policies, we cannot be certain that any or all of the costs and liabilities incurred in relation to any cybersecurity attack or incident will be covered or that applicable insurance will be available to us in the future on economically reasonable terms or at all. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize confidential and other information processed and stored in, and transmitted through, our computer systems and networks (including information relating to us, our Manager, its employees, our investors, and business counterparties), or otherwise cause interruptions or malfunctions in our or our investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if we or our Manager fail to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our investors to lose confidence in the effectiveness of our or our Manager’s security measures. Indeed, any adverse impact to the availability, integrity or confidentiality of our information systems or confidential information can result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration or remediation and future compliance costs. Any or all of the foregoing could materially adversely affect our business, operating results, and financial condition.

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

Accounting rules for transfers of financial assets, securitization transactions, estimates of credit loss reserves and other potential aspects of our operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in preparation of financial information and the delivery of this information to our stockholders. Changes in accounting interpretations or assumptions could impact our consolidated financial statements and our ability to timely prepare consolidated financial statements that accurately reflect our financial condition, cash flows and results of operations in accordance with prevailing accounting standards. Our inability to timely prepare our consolidated financial statements in the future could materially and adversely affect us.

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

Termination of the Management Agreement may be costly in certain circumstances.

Termination of the Management Agreement may be costly in certain circumstances. If we default in the performance or observance of any material term, condition or covenant contained in the Management Agreement and our Manager terminates the Management Agreement, the Management Agreement provides that we will pay our Manager a termination fee equal to three times the sum of the average annual base management fee and the average annual incentive fee earned during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

Amendments to the Management Agreement that will be in effect for so long as our new secured term loan is outstanding could have an adverse effect on us.

In connection with our new secured term loan, our Management Agreement was amended to permit the Board to terminate the Manager upon 30 days’ notice without cause and without payment of the termination fee if there is a material event of default under the new secured term loan. Such a termination would result in the loss of access to the Manager’s personnel and resources, which could significantly disrupt our operations and have a material adverse effect on us. Certain of our existing lenders require, and future lenders may require, us to agree that we would be in default if our Manager or one or more of its executive officers cease to serve in such capacity for any reason. See “—Risk Related to Sources of Financing and Hedging—Our secured term loan, debt related to real estate owned hotel portfolio, current financing facilities, derivative instruments, and secured loans contain, and additional lending facilities may contain, financial and other covenants that restrict our operational flexibility, which could materially and adversely affect us.”

The amended Management Agreement also provides that following a material event of default under the new secured term loan that has not been cured, payments to the Manager are limited to the amounts necessary to pay the Manager’s operating costs and amounts in excess may be applied to repay the secured term loan if certain conditions are met. In addition, under certain circumstances if the Manager is not terminated following a material event of default that occurs and is continuing, the Manager and the Company have agreed to cause the Company, in consultation with the administrative agent, to sell and dispose of the Company’s CRE loans and CRE properties in a commercially reasonable manner with timing and methodology reasonably acceptable to our Board. These provisions could result in forced asset sales at times at prices below our carrying value that result in losses and may cause operational disruption or disputes that could adversely affect us, our results of operations and financial condition.

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

Risks Related to Our Common Stock

We have not established a minimum dividend payment level, and we may be unable to generate sufficient cash flows from our operations to resume paying dividends to our stockholders at any time in the future at a particular level, or at all, which could materially and adversely affect us.

We are generally required to annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, for us to qualify as a REIT, which requirement we currently intend to satisfy through quarterly distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. Our ability to resume paying dividends may be adversely affected by a number of factors, including due to the risk factors described in this report. In December 2024, we announced that our Board paused our quarterly dividend payments. Any future distributions we make to our stockholders will be at the discretion of our Board and will depend upon a variety of factors, including cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code, maintenance of our REIT qualification, our exclusion from registration under the 1940 Act, applicable provisions of the Maryland General Corporation Law (“MGCL”) and such other factors as our Board deems relevant.

No assurance can be given that we will be able to resume paying dividends to our stockholders at any time in the future or that the level of any distributions we do make to our stockholders will achieve our targeted yield or increase or even be maintained over time, any of which could materially and adversely affect us.

Common stock eligible for future sale may have adverse effects on the market price of our common stock.

The sale of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. In addition, our common stock ownership is fairly concentrated, which somewhat limits the liquidity of the market of our stock. We can give no assurance that there will be greater liquidity in the trading market for our common stock in the future. If there is a limited liquidity in the trading market for our common stock, a sale of a large number of shares of our common stock could be adversely disruptive to the market price of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

Further, in accordance with, and as consideration for entering into, our new secured term loan, we issued detachable warrants to the lenders party thereto, as initial holders of the warrants, to purchase, in the aggregate, up to 7,542,227 shares of our common stock, par value $0.01 per share, representing 5.00% of our fully diluted shares outstanding at such time, at an exercise price of $4.00 per share, subject to customary adjustments, exercisable for ten years. We agreed to file with the Securities and Exchange Commission, as soon as practicable but in no event later than March 31, 2026, a shelf registration statement on Form S-3 covering resales of the shares of common stock underlying the warrants.

The market price of shares of our common stock could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of shares of our common stock or other equity securities.

There are warrants to purchase shares of our Common Stock currently outstanding.

As of the date of this annual report, we had outstanding warrants to purchase shares of our common stock to various persons and entities, under which we could be obligated to issue up to 7,542,227 shares of common stock with exercise prices of $4.00 per share, subject to customary adjustments. Each of our warrants outstanding entitles the holder to purchase one share of our common stock for each warrant share held. If issued, the shares underlying these warrants would increase the number of shares of our common stock currently outstanding and dilute the holdings and voting rights of our then-existing stockholders.

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

Any such corporate tax liability could be substantial and would reduce our cash available for, among other things, our operations and distributions to our stockholders. In addition, if we fail to maintain our qualification as a REIT, we will not be required to pay dividends to our stockholders. As a result of all these factors, our failure to maintain our qualification as a REIT also could impair our ability to expand our business and raise capital, and would materially and adversely affect us and the market price of our common stock. Furthermore, we have from time to time owned and may in the future own direct or indirect interests in one or more entities that elected or will elect to be taxed as REITs under the Internal Revenue Code. We refer to each such entity as a Subsidiary REIT. If a Subsidiary REIT fails to qualify as a REIT, then (i) the Subsidiary REIT would face the tax consequences described above, and (ii) the Subsidiary REIT’s failure to qualify as a REIT could have an adverse effect on our ability to comply with the REIT income and asset tests, and thus could impair our ability to qualify as a REIT unless we could avail ourselves of certain relief provisions.

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

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities, stock in REITs and other qualifying real estate assets, including certain mortgage loans and certain kinds of MBS and debt instruments of publicly offered REITs. The remainder of our investments in securities (other than government securities and securities that are qualifying real estate assets for purposes of the REIT asset tests) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and securities that are qualifying real estate assets for purposes of the REIT asset tests) can consist of the securities of any one issuer, and no more than 20% (25% for taxable years beginning after December 31, 2025) of the value of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio, or contribute to a TRS, otherwise attractive investments, and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the income or asset requirements for qualifying as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

A REIT’s ownership of securities of a TRS is not subject to the 5% or 10% asset tests applicable to REITs. Not more than 20% (25% for taxable years beginning after December 31, 2025) of the value of a REIT’s total assets may be represented by securities of TRSs, and not more than 25% of the value of a REIT’s total assets may be represented by securities (including securities of one or more TRSs), other than those securities includable in the 75% asset test. We anticipate that the aggregate value of the stock and securities of any TRSs that we own will be less than 20% (25% for taxable years beginning after December 31, 2025) of the value of our total assets, and together with any other nonqualifying assets that we own will be less than 25% of the value of our total assets, and we will monitor the value of these investments to ensure compliance with applicable ownership limitations. In addition, we intend to structure our transactions with any TRSs that we own to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the above limitations or to avoid application of the 100% excise tax discussed above.

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

“Qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates are generally subject to tax at preferential rates, currently at a maximum federal rate of 20%. Dividends payable by REITs, however, generally are not eligible for the preferential tax rates applicable to qualified dividend income. However, U.S. stockholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (e.g., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT subject to certain holding period requirements. Although this deduction reduces the effective U.S. federal income tax rate applicable to certain dividends paid by REITs (generally to 29.6% assuming the stockholder is subject to the 37% maximum rate), such tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. Accordingly, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the stock of REITs, including the per share trading price of our common stock.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate exposure or currency fluctuations will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if (A) the instrument hedges either (i) interest rate risk on liabilities used to carry or acquire real estate assets or (ii) currency fluctuations with respect to items of income that qualify for purposes of the REIT 75% or 95% gross income tests or assets that generate such income or (B) the transaction is entered into to hedge the income or loss from prior hedging transactions, where the property or indebtedness which was the subject of the prior hedging transaction was extinguished or disposed of, and, in each case, such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains, or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in such TRS.

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

When purchasing securities, we may rely on opinions or advice of counsel for the issuer of the securities, or statements made in related offering documents, for purposes of determining whether the securities represent debt or equity securities for U.S. federal income tax purposes, and also to what extent those securities constitute qualifying real estate assets for purposes of the REIT asset tests and produce income which qualifies under the 75% and 95% REIT gross income tests. The inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate-level tax.

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
our ability to resume paying dividends;
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
•
adverse market reaction to any increased leverage we incur or terms of financings we enter in the future;
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
•
general market and economic conditions, and trends including inflationary concerns and the current state of the credit and capital markets, and the impact of natural disasters, prolonged civil unrest, political instability or uncertainty, including the military conflicts between Russia and Ukraine, Israel and Hamas, and other conflicts throughout the Middle East, North Africa, and South America more broadly, tensions involving Russia, China, and Iran, military activities, or broad-based sanctions, should they continue for the long term or escalate, global health crises and other events on market and economic conditions;
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
•
uncertainty surrounding the strength of the U.S. economy or capital markets;
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
•
cybersecurity awareness training of employees with access to our Manager’s IT systems or our critical information;
•
a cybersecurity incident response plan; and
•
a third-party risk assessment process for key service providers based on our Manager’s assessment of each provider’s operational criticality and respective risk profile.

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

Item 3. Legal Proceedings.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2025, we were not involved in any material legal proceedings. Refer to Note 14 to our consolidated financial statements for information on our commitments and contingencies.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION FOR COMMON STOCK, HOLDERS OF RECORD AND DIVIDEND POLICY

On November 3, 2021, our common stock began trading on the NYSE under the symbol “CMTG.” As of February 17, 2026, there were approximately 15 stockholders of record of our common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.

On December 16, 2024, our Board paused our quarterly dividend on our common stock commencing with the fourth quarter dividend that would have otherwise been paid in January 2025. Such action was taken to preserve capital and create added financial flexibility for capital allocation decisions, including to effectuate the refinancing of our prior secured term loan and reduce leverage on other financings, with the objective of enhancing stockholder value over the long-term. The timing and amount of any future dividends declared by our Board depend on a variety of factors, including cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code, and such other factors as our Board deems relevant.

The following table sets forth the dividends declared per share during each calendar quarter for 2025, 2024, and 2023:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2025 Cash dividend	$-	$-	$-	$-
2024 Cash dividend	$0.25	$0.25	$0.10	$-
2023 Cash dividend	$0.37	$0.37	$0.25	$0.25

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

None.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

EQUITY COMPENSATION PLAN INFORMATION

Our equity compensation plan information required by this item will be included in the Proxy Statement to be filed relating to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

PERFORMANCE GRAPH

The information below shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act. The following graph is a comparison of the cumulative total stockholder return on shares of our common stock, the Russell 2000 Index (the “Russell 2000”), and the Dow Jones U.S. Mortgage REIT Index, a published industry index, from November 3, 2021 (the date our common stock began trading on the NYSE) to December 31, 2025. The graph assumes that $100 was invested on November 3, 2021 in our common stock, the Russell 2000 and the Dow Jones U.S. Mortgage REIT Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

40%
30%
20%
10%
0%
-10%
-20%
-30%
-40%
-50%
-60%
-70%
-80%
-90%
-100%
18.2%
11.4%
-76.2%
Nov-21
Nov-21
Dec-21
Jan-22
Feb-22
Mar-22
Apr-22
May-22
May-22
Jun-22
Jul-22
Aug-22
Sep-22
Oct-22
Nov-22
Nov-22
Dec-22
Jan-23
Feb-23
Mar-23
Apr-23
May-23
Jun-23
Jun-23
Jul-23
Aug-23
Sep-23
Oct-23
Nov-23
Nov-23
Dec-23
Jan-24
Feb-24
Mar-24
Apr-24
May-24
Jun-24
Jun-24
Jul-24
Aug-24
Sep-24
Oct-24
Nov-24
Dec-24
Dec-24
Jan-25
Feb-25
Mar-25
Apr-25
May-25
Jun-25
Jul-25
Jul-25
Aug-25
Sep-25
Oct-25
Nov-25
Dec-25
Dec-25
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

Our loan origination and repayment volume may fluctuate based on market conditions or other conditions inherent in our portfolio. As such, we may modify our investment strategy from time to time by shifting focus to optimizing outcomes within our existing portfolio, which may include actions such as selling a loan or syndicating a portion of a loan, working with our borrowers to enhance the value of underlying properties that constitute our collateral, and in certain circumstances assuming legal title and/or physical possession of the collateral property of a defaulted loan.

We were organized as a Maryland corporation on April 29, 2015 and commenced operations on August 25, 2015, and our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol “CMTG.” We have elected and believe we have qualified to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015. We are externally managed and advised by our Manager, an investment adviser registered with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to the Investment Advisers Act of 1940, as amended, (the “Advisers Act”). We operate our business in a manner that permits us to maintain our exclusion from registration under the 1940 Act.

I. Key Financial Measures and Indicators

As a CRE finance company, we believe the key financial measures and indicators for our business are net income (loss) per share, Distributable Earnings (Loss) per share, Distributable Earnings per share prior to realized gains and losses, which such gains and losses includes charge-offs of principal, accrued interest receivable, and/or exit fees, dividends declared per share, book value per share, adjusted book value per share, Net Debt-to-Equity Ratio and Total Leverage Ratio. During the year ended December 31, 2025, we had net loss per share of $3.49, Diluted Distributable Loss per share of $1.88, Diluted Distributable Earnings per share prior to realized gains and losses of $0.24, and our Board did not declare any dividends. As of December 31, 2025, our book value per share was $10.69, our adjusted book value per share was $11.33, our Net Debt-to-Equity Ratio was 1.9x, and our Total Leverage Ratio was 2.5x. We use Net Debt-to-Equity Ratio and Total Leverage Ratio, financial measures which are not prepared in accordance with GAAP, to evaluate our financial leverage, which in the case of our Total Leverage Ratio, makes certain adjustments that we believe provide a more conservative measure of our financial condition.

Net Loss Per Share and Dividends Declared Per Share

The following table sets forth the calculation of basic and diluted net loss per share and dividends declared per share ($ in thousands, except share and per share data):

	Three Months Ended	Year Ended
	December 31, 2025	December 31, 2025	December 31, 2024
Net loss	$(219,211)	$(489,069)	$(221,265)
Weighted average shares of common stock outstanding, basic and diluted	140,439,492	140,149,720	139,225,441
Basic and diluted net loss per share of common stock	$(1.56)	$(3.49)	$(1.60)
Dividends declared per share of common stock	$-	$-	$0.60

On December 16, 2024, our Board paused our quarterly dividend on our common stock commencing with the fourth quarter dividend that would have otherwise been paid in January 2025. Such action was taken to preserve capital and create added financial flexibility for capital allocation decisions, including to effectuate the refinancing of our prior secured term loan and reduce leverage on other financings, with the objective of enhancing stockholder value over the long-term. The timing and amount of any future dividends declared by our Board depend on a variety of factors, including cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code, and such other factors as our Board deems relevant.

Distributable Earnings (Loss)

Distributable Earnings (Loss) is a non-GAAP measure used to evaluate our performance excluding the effects of certain transactions, non-cash items and GAAP adjustments, as determined by our Manager. Distributable Earnings (Loss) is a non-GAAP measure, which we define as net income (loss) in accordance with GAAP, excluding (i) non-cash stock-based compensation expense, (ii) real estate owned held-for-investment depreciation and amortization, (iii) any unrealized gains or losses from mark-to-market valuation changes (other than permanent impairments) that are included in net income (loss) for the applicable period, (iv) one-time events pursuant to changes in GAAP and (v) certain non-cash items, which in the judgment of our Manager, should not be included in Distributable Earnings (Loss). Furthermore, we present Distributable Earnings prior to realized gains and losses, which such gains and losses includes charge-offs of principal, accrued interest receivable, and/or exit fees, as we believe this more easily allows our Board, Manager, and investors to compare our operating performance to our peers, to assess our ability to declare and pay dividends, and to determine our compliance with certain financial covenants. Pursuant to the Management Agreement, we use Core Earnings, which is substantially the same as Distributable Earnings (Loss) excluding incentive fees, to determine the incentive fees we pay our Manager.

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

The table below summarizes the reconciliation from weighted average diluted shares under GAAP to the weighted average diluted shares used for Distributable Loss and Distributable Earnings prior to realized gains and losses for the years ended December 31, 2025 and 2024:

Weighted Averages	December 31, 2025	December 31, 2024
Diluted Shares - GAAP	140,149,720	139,225,441
Unvested RSUs	2,641,770	2,689,202
Diluted Shares - Distributable Loss	142,791,490	141,914,643

The following table provides a reconciliation of net loss to Distributable Loss and Distributable Earnings prior to realized gains and losses ($ in thousands, except share and per share data):

	Three Months Ended	Year Ended
	December 31, 2025	December 31, 2025	December 31, 2024
Net loss	$(219,211)	$(489,069)	$(221,265)
Adjustments:
Non-cash stock-based compensation expense	2,242	14,139	18,101
Provision for current expected credit loss reserve	211,681	466,527	212,620
Depreciation and amortization expense	5,731	10,754	10,489
Amortization of above and below market lease values, net	258	1,204	1,416
Unrealized loss on interest rate cap	-	71	1,406
Loss on extinguishment of debt	847	1,394	4,135
Valuation adjustment for loan receivable held-for-sale	-	41,767	7,227
Valuation adjustment for real estate owned held-for-sale	-	(12,618)	80,461
Loss on partial sales of real estate owned, net	1,382	1,016	-
Distributable Earnings prior to realized gains and losses	$2,930	$35,185	$114,590
Loss on extinguishment of debt	(847)	(1,394)	(4,135)
Principal charge-offs (1)	(102,222)	(312,017)	(98,934)
Valuation adjustment for real estate owned held-for-sale	-	12,618	(80,461)
Loss on partial sales of real estate owned, net	(1,382)	(1,016)	-
Previously recognized depreciation and amortization on portion of real estate owned (2)	(142)	(2,340)	(32,302)
Previously recognized gain on foreclosure of real estate owned held-for-sale (3)	-	-	5,592
Distributable Loss	$(101,663)	$(268,964)	$(95,650)
Weighted average diluted shares - Distributable Loss	142,956,410	142,791,490	141,914,643
Diluted Distributable Earnings per share prior to realized gains and losses	$0.02	$0.24	$0.81
Diluted Distributable Loss per share	$(0.71)	$(1.88)	$(0.67)
(1)
For the three months ended December 31, 2025, amount includes a $16.9 million charge-off of accrued interest receivable related to the foreclosure on a land parcel in December 2025 and the mortgage foreclosure of a multifamily property in January 2026. For the year ended December 31, 2025, amount includes (i) a $23.3 million charge-off of accrued interest receivable related to the discounted payoff of a land loan in March 2025, the mortgage foreclosures on certain multifamily properties in July 2025, the foreclosure on a land parcel in December 2025, and the mortgage foreclosure of a multifamily property in January 2026, and (ii) a $0.5 million charge-off of an exit fee related to the discounted payoff of a land loan in March 2025. For the year ended December 31, 2024, amount includes a $23.2 million charge-off of accrued interest receivable related to the reclassification of a for sale condo loan to held-for-sale.
(2)
For the three months ended December 31, 2025 and year ended December 31, 2025, amounts reflect previously recognized depreciation and amortization on the portions of our mixed-use real estate owned asset that were sold. For the year ended December 31, 2024, amount reflects previously recognized depreciation on our hotel portfolio real estate owned asset upon reclassification to held-for-sale as of December 31, 2024. Amounts not previously recognized in Distributable (Loss) Earnings.

(3)
Reflects total gain on foreclosure of our hotel portfolio real estate owned asset, which was classified as held-for-sale as of December 31, 2024. Amount not previously recognized in Distributable (Loss) Earnings.

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

The following table sets forth the calculation of our book value and our adjusted book value per share, a non-GAAP financial measure, as of December 31, 2025 and 2024 ($ in thousands, except share and per share data):

	December 31, 2025	December 31, 2024
Total Equity	$1,531,895	$2,008,086
Number of shares of common stock outstanding and RSUs	143,285,119	142,187,015
Book Value per share(1)	$10.69	$14.12
Add back: accumulated depreciation and amortization on real estate owned and related lease intangibles	0.10	0.03
Add back: general CECL reserve	0.54	1.02
Adjusted Book Value per share	$11.33	$15.17
(1)
Calculated as (i) total equity divided by (ii) number of shares of common stock outstanding and RSUs at period end.

II. Our Portfolio

The table below summarizes our loans receivable held-for-investment as of December 31, 2025 ($ in thousands):

					Weighted Average(3)
	Number of Loans	Loan Commitment (1)	Unpaid Principal Balance	Carrying Value (2)	Yield to Maturity (4)	Term to Initial Maturity	Term to Fully Extended Maturity (5)	Weighted Average Origination LTV (6)	Weighted Average Adjusted LTV (7)
Senior and subordinate loans	33	$4,329,235	$4,057,357	$3,688,729	6.2%	0.5 years	1.1 years	71.2%	76.3%
(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Net of specific CECL reserves of $365.4 million.
(3)
Weighted averages are based on unpaid principal balance.
(4)
Represents the weighted average annualized yield to initial maturity of each loan, inclusive of coupon, and fees received, based on the applicable floating benchmark rate/floors (if applicable), in place as of December 31, 2025. For loans placed on non-accrual, the annualized yield to initial maturity used in calculating the weighted average annualized yield to initial maturity is 0%.
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

Portfolio Activity and Overview

The following table details our individual loans receivable held-for-investment based on unpaid principal balances as of December 31, 2025 ($ in thousands):

Loan Number	Loan Type	Origination Date	Loan Commitment (1)	Unpaid Principal Balance	Carrying Value (2)	Origination LTV(3)	Fully Extended Maturity(4)	Property Type (5)	Construction (5,6)	Location	Risk Rating (7)
1	Senior	12/16/2021	$405,000	$402,341	$300,000	n/m	7/31/2025	Multifamily	-	CA	5
2	Senior	9/26/2019	319,900	225,497	190,800	n/m	3/31/2026	Office	-	GA	5
3	Senior	6/30/2022	224,938	224,938	224,573	63.9%	6/30/2029	Hospitality	-	CA	3
4	Senior	7/12/2018	220,000	220,000	221,350	52.9%	8/1/2028	Hospitality	-	NY	3
5	Senior	8/17/2022	235,000	220,000	220,325	68.3%	8/17/2027	Hospitality	-	CA	4
6	Senior	4/14/2022	187,480	179,798	179,755	55.7%	4/14/2027	Multifamily	-	MI	3
7 (8)	Senior	9/2/2022	176,257	173,779	173,239	60.0%	9/2/2027	Multifamily	-	UT	2
8	Senior	1/14/2022	170,000	170,000	98,000	n/m	1/14/2027	Multifamily	-	CO	5
9	Senior	1/9/2018	157,129	157,129	120,100	n/m	1/9/2024	Land	-	VA	5
10	Senior	9/8/2022	160,000	155,000	155,000	63.5%	9/8/2027	Multifamily	-	AZ	4
11	Senior	4/26/2022	151,698	137,696	90,000	n/m	4/26/2027	Multifamily	-	TX	5
12	Senior	12/10/2021	130,000	130,000	129,675	75.6%	12/10/2026	Multifamily	-	VA	2
13	Senior	6/17/2022	126,535	126,535	126,535	62.8%	6/17/2027	Multifamily	-	TX	3
14	Subordinate	12/9/2021	125,000	125,000	124,939	80.3%	1/1/2027	Office	-	IL	3
15	Senior	4/29/2019	117,323	115,489	114,820	61.5%	10/29/2026	Mixed-use	-	NY	3
16	Senior	7/20/2021	113,468	113,468	113,809	76.2%	7/20/2026	Multifamily	-	IL	3
17	Senior	11/4/2022	124,200	112,030	111,647	43.1%	11/9/2026	Mixed-use	Y	MA	3
18	Senior	2/13/2020	123,910	111,542	87,900	n/m	2/13/2025	Office	-	CA	5
19	Senior	7/30/2024	104,455	102,376	101,535	82.4%	10/21/2026	Retail	-	NJ	3
20	Senior	12/21/2022	112,100	102,239	102,239	60.9%	12/21/2027	Multifamily	-	WA	3
21	Senior	8/2/2021	95,000	93,214	92,827	68.5%	8/2/2026	Office	-	CA	4
22	Senior	12/15/2021	86,000	86,000	86,000	58.5%	12/15/2026	Mixed-use	-	TN	3
23	Senior	8/1/2022	115,250	78,500	78,500	82.1%	7/30/2026	Hospitality	Y	NY	4
24	Senior	7/27/2022	75,550	75,550	75,554	66.1%	7/27/2027	Multifamily	-	UT	3
25 (10)	Senior	2/2/2022	90,000	71,299	53,486	n/m	2/2/2027	Office	-	WA	5
26	Senior	8/27/2021	81,210	67,892	39,200	n/m	8/27/2026	Office	-	GA	5
27 (8)	Senior	7/31/2019	67,000	67,000	67,000	42.4%	1/30/2022	Land	-	NY	4
28	Senior	1/19/2022	73,677	62,320	62,169	51.2%	1/19/2027	Hospitality	-	TN	3
29	Senior	4/5/2019	50,000	50,000	50,000	49.0%	4/6/2028	Retail	-	NY	3
30 (9)	Senior	12/22/2021	44,724	37,400	37,400	n/m	12/22/2026	Multifamily	-	TX	5
31	Senior	4/5/2019	36,345	36,345	36,345	n/m	4/5/2028	Other	-	Other	3
32	Senior	2/17/2022	28,479	25,373	22,400	n/m	2/17/2027	Multifamily	-	TX	5
33	Senior	7/1/2019	1,607	1,607	1,607	n/m	12/30/2020	Other	-	Other	5
Total			4,329,235	4,057,357	3,688,729
General CECL reserve					(73,328)
Grand Total/Weighted Average			$4,329,235	$4,057,357	$3,615,401				6%		3.6
(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Net of specific CECL reserves of $365.4 million.
(3)
Origination LTV represents “loan-to-value” or “loan-to-cost,” which is calculated as our total loan commitment upon origination, as if fully funded, plus any financings that are pari passu with or senior to our loan, divided by our estimate of either (1) the value of the underlying real estate, determined in accordance with our underwriting process (typically consistent with, if not less than, the value set forth in a third-party appraisal) or (2) the borrower’s projected, fully funded cost basis in the asset, in each case as we deem appropriate for the relevant loan and other loans with similar characteristics. Underwritten values and projected costs should not be assumed to reflect our judgment of current market values or project costs, which may have changed materially since the date of origination. Weighted average origination LTV of 71.2% is based on loan commitment, including non-consolidated senior interests and pari passu interests, and excludes risk rated 5 loans.
(4)
Fully extended maturity assumes all extension options are exercised by the borrower upon satisfaction of the applicable conditions.
(5)
Classification of property type and construction status reflect the state of collateral as of December 31, 2025.
(6)
Percent of total construction loans based on loan commitments as of December 31, 2025.
(7)
Weighted average risk rating weighted by carrying value net of specific CECL reserves.
(8)
In January 2026, this loan was repaid.
(9)
In January 2026, we acquired legal title to the collateral property through a mortgage foreclosure. In anticipation of such foreclosure, we recognized a principal charge-off of $39.1 million as of December 31, 2025.
(10)
In February 2026, we assigned our right, title, and interest in this loan and the collateral property to our financing counterparty in exchange for the full extinguishment of amounts due under the related financing. See Note 3 - Loan Portfolio to our consolidated financial statements for further detail.

The following table summarizes changes in unpaid principal balance for our loans receivable held-for-investment ($ in thousands):

	Three Months Ended December 31, 2025	Year Ended December 31, 2025	Year Ended December 31, 2024
Unpaid principal balance, beginning of period	$4,518,241	$6,200,290	$7,044,524
Loan receivable acquired in connection with a full loan repayment	-	-	100,007
Advances on existing loans	45,240	168,986	448,293
Repayments of loans receivable	(333,211)	(1,641,218)	(659,202)
Sales of loans receivable	-	(80,408)	(60,256)
Transfer to real estate owned, held-for-investment (See Note 5)	(87,942)	(369,983)	-
Transfer to loans receivable held-for-sale	-	(30,000)	(673,076)
Principal charge-offs	(84,971)	(190,310)	-
Total fundings, net of repayments, sales and transfers	(460,884)	(2,142,933)	(844,234)
Unpaid principal balance, end of period	$4,057,357	$4,057,357	$6,200,290

During the year ended December 31, 2025, we resolved $2.6 billion of unpaid principal balance prior to charge-offs, including $1.3 billion of watchlist loans and $324.6 million of loans classified as held-for-sale as of the prior year-end. Total 2025 resolutions include (i) $863.9 million of full loan repayments, (ii) $93.8 million of partial loan repayments, (iii) $101.1 million of loan sales at par, (iv) $333.9 million of loan sales below par, (v) $811.6 million of discounted payoffs prior to charge-offs, and (vi) $392.8 million of mortgage or Uniform Commercial Code (“UCC”) foreclosures prior to charge-offs. Subsequent to December 31, 2025, we resolved $388.7 million of unpaid principal balance prior to charge-offs, including $214.9 million of watchlist loans. Total 2026 resolutions to date include (i) $240.8 million of full loan repayments, (ii) $76.6 million of mortgage foreclosures prior to charge-offs, and (iii) $71.3 million related to the assignment of our right, title, and interest in a loan receivable and the collateral property to our financing counterparty in exchange for the full extinguishment of amounts due under the related financing.

Real Estate Owned

To maximize recovery from certain defaulted loans, we have assumed legal title and/or physical possession of the collateral property underlying such loan receivables. As of December 31, 2025, our portfolio includes eight real estate owned assets with a total carrying value of $746.8 million (including related net lease intangible assets), of which six were acquired through mortgage or UCC foreclosures during the year ended December 31, 2025. Such real estate owned assets are not included in the summary of our loan portfolio table above. The following table details the carrying value of each of our real estate owned held-for-investment assets reflected on our consolidated balance sheet as of December 31, 2025 ($ in millions):

			Carrying Value
Property Type	Location	Foreclosure Date	Real Estate, Net	Lease Intangibles, Net (1)	Deferred Leasing Costs, Net (1)	Total
Hotel Portfolio	New York, NY	February 2021	$319.5	$-	$-	$319.5
Mixed-use	New York, NY	June 2023	67.4	12.8	0.6	80.8
Multifamily	Phoenix, AZ	May 2025	40.8	0.7	-	41.5
Multifamily	Henderson, NV	June 2025	75.3	1.5	-	76.8
Multifamily	Dallas, TX	July 2025	24.4	0.3	-	24.7
Multifamily (2)	Dallas, TX	July 2025	108.3	0.9	-	109.2
Land Parcel	New York, NY	December 2025	94.3	-	-	94.3
Total, December 31, 2025			$730.0	$16.2	$0.6	$746.8
(1)
Amounts included in other assets or other liabilities on our consolidated balance sheet.
(2)
Represents two multifamily properties which previously represented the collateral property for one senior loan.

The following table presents detail related to changes in our real estate owned held-for-investment, net, during the year ended December 31, 2025 ($ in thousands):

	Gross Cost	Accumulated Depreciation	Real Estate Owned Held-for-Investment, Net
Total, December 31, 2024	$128,563	$(1,423)	$127,140
Reclassification of hotel portfolio to held-for-investment	320,000	-	320,000
Foreclosures of multifamily properties and land parcel, including capitalized transaction costs	346,273	-	346,273
Partial sales of mixed-use property	(60,460)	1,144	(59,316)
Capital expenditures	2,360	-	2,360
Depreciation expense	-	(6,452)	(6,452)
Total, December 31, 2025	$736,736	$(6,731)	$730,005

Fair values of collateral assets used to determine the initial estimated fair value of real estate owned are calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach. Estimates of fair values used to determine real estate owned upon acquisition may include, among others, assumptions of property specific cash flows over estimated holding periods, assumptions of property redevelopment costs, assumptions of leasing activities, discount rates, market and terminal capitalization rates, and, with respect to land, value per buildable square foot. These assumptions are based upon the nature of the properties, recent and projected property cash flows, recent sales and lease comparables, and anticipated real estate and capital market conditions, among other factors which we may deem relevant. Estimates of fair values used to determine real estate owned upon acquisition during the year ended December 31, 2025 include assumptions of market capitalization rates ranging from 4.75% to 5.50% and, with respect to the land parcel, value per buildable square foot of $253.

See Note 5 - Real Estate Owned to our consolidated financial statements for further detail.

Asset Management

Our Manager proactively manages our portfolio from each investment’s closing to final resolution and our Sponsor has dedicated asset management employees to perform asset management services. Following the closing of an investment, the asset management team rigorously monitors the investment, with an emphasis on ongoing analyses of both quantitative and qualitative matters, including financial, legal, and market conditions. Through the final resolution, the asset management team maintains regular contact with borrowers, servicers, property managers, and local market experts while monitoring the performance of the asset, anticipating borrower, property and market issues, and enforcing our rights and remedies when appropriate.

Some of our borrowers may experience delays in the execution of their business plans, changes in their capital position and available liquidity, and/or changes in market conditions which may impact the performance of the collateral property, borrower, or sponsor. As a transitional lender, we may from time to time execute loan modifications with borrowers when and if appropriate, which may include additional equity contributions from them, repurposing of reserves, pledges of additional collateral or other forms of credit support, additional guarantees, temporary deferrals of interest or principal, partial deferral of coupon interest as payment-in-kind interest, and/or a discounted loan payoff. To the extent warranted by ongoing conditions specific to our borrowers or overall market conditions, we may make additional modifications and/or in certain circumstances when and if appropriate, and depending on the business plans, financial condition, liquidity and results of operations of our borrowers, among other factors, (i) assume legal title and/or physical possession of the collateral property or (ii) assign our right, title, and interest in our loan and the collateral property to our financing counterparty in exchange for the extinguishment of amounts due under the related financing.

Our Manager evaluates the credit quality of each of our loans receivable on an individual basis and assigns a risk rating at least quarterly. We have developed a loan grading system for all of our outstanding loans receivable that are collateralized directly or indirectly by real estate. Grading criteria include, but are not limited to, as-is or as-stabilized debt yield, term of loan, property type, property or collateral location, loan type, structure, collateral cash flow volatility and other more subjective variables that include, but are not limited to, as-is or as-stabilized collateral value, market conditions, industry conditions, borrower/sponsor financial stability, and borrower/sponsor exit plan. While evaluating the credit quality of each loan within our portfolio, we assess these quantitative and qualitative factors as a whole and with no pre-prescribed weight on their impact to our determination of a loan’s risk rating. However, based upon the facts and circumstances for each loan and the overall market conditions, we may consider certain previously mentioned factors more or less relevant than others. We utilize the grading system to determine each loan’s risk of loss and to provide a determination as to whether an individual loan is impaired and whether a specific CECL reserve is necessary. Based on a 5-point scale, the loans are graded “1” through “5,” from less risk to greater risk, respectively. The weighted average risk rating of our loans receivable held-for-investment portfolio was 3.6 at December 31, 2025, weighted by carrying value net of specific CECL reserves.

Current Expected Credit Losses

The current expected credit loss reserve required under GAAP reflects our current estimate of potential credit losses related to our loan portfolio, which may fluctuate depending on market conditions and changes in our loan portfolio. See Note 2 to our consolidated financial statements for further detail of our current expected credit loss reserve methodology. The following table illustrates the changes in the current expected credit loss reserve for our loans receivable held-for-investment for the years ended December 31, 2025 and 2024, respectively ($ in thousands):

		General CECL Reserve
	Specific CECL Reserve	Loans Receivable Held-for-Investment	Unfunded Loan Commitments (2)	Total General CECL Reserve	Accrued Interest Receivable (1)	Total CECL Reserve
Total reserve, December 31, 2023	$72,587	$70,371	$9,726	$80,097	$-	$152,684
Provision (reversal)	124,022	51,739	(4,180)	47,559	41,039	212,620
Charge-offs	(75,689)	-	-	-	(23,245)	(98,934)
Total reserve, December 31, 2024	$120,920	$122,110	$5,546	$127,656	$17,794	$266,370
Provision (reversal)	484,209	(48,782)	(1,206)	(49,988)	32,306	466,527
Charge-offs	(239,705)	-	-	-	(23,318)	(263,023)
Total reserve, December 31, 2025	$365,424	$73,328	$4,340	$77,668	$26,782	$469,874
(1)
CECL reserves for accrued interest receivable, if any, are included in other assets on our consolidated balance sheets. In December 2025, $1.6 million of accrued interest previously reserved for was satisfied upon the foreclosure of a land parcel. See Note 5 - Real Estate Owned to our consolidated financial statements for further detail.
(2)
CECL reserves for unfunded commitments are included in other liabilities on our consolidated balance sheets.

The following table illustrates our specific and general CECL reserves as a percentage of total unpaid principal balance of loans receivable held-for-investment as of December 31, 2025 and 2024:

	Specific CECL Reserve (1)	General CECL Reserve (2)	Total CECL Reserve (3)
Reserve at December 31, 2024	18.2%	2.3%	4.0%
Reserve at December 31, 2025	26.0%	2.9%	10.9%
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

Specific CECL Reserves

In certain circumstances, we may determine that a borrower is experiencing financial difficulty, and, if the repayment of the loan’s principal is collateral dependent, the loan is no longer suited for the WARM model. In these instances, there have been diminutions in the fair value and performance of the collateral property primarily as a result of reduced tenant and/or capital markets demand for such property types in the markets in which these assets and borrowers operate. For such loans, we seek resolutions through a variety of means including, but not limited to, foreclosures on the collateral asset, sales of our loan receivable, and discounted repayments. If we anticipate assuming legal title and/or physical possession of the collateral property and the fair value of the collateral property is determined to be below the carrying value of our loan, we may recognize a specific CECL reserve. Furthermore, in certain circumstances, we may recognize a specific CECL reserve based upon anticipated proceeds from the disposition of our loan. The following table presents a summary of our risk rated 5 loans receivable held-for-investment as of December 31, 2025 ($ in thousands):

Property Type	Location	Unpaid Principal Balance	Carrying Value Before Specific CECL Reserve	Specific CECL Reserve	Net Carrying Value
Multifamily	CA	$402,341	$402,223	$(102,223)	$300,000
Multifamily	CO	170,000	170,000	(72,000)	98,000
Multifamily	TX	137,696	137,181	(47,181)	90,000
Multifamily (1)	TX	37,400	37,400	-	37,400
Multifamily	TX	25,373	25,312	(2,912)	22,400
Total Multifamily		772,810	772,116	(224,316)	547,800
Land	VA	157,129	157,129	(37,029)	120,100
Total Land		157,129	157,129	(37,029)	120,100
Office	GA	225,497	225,497	(34,697)	190,800
Office	CA	111,542	111,263	(23,363)	87,900
Office (2)	WA	71,299	71,212	(17,725)	53,487
Office	GA	67,892	67,494	(28,294)	39,200
Total Office		476,230	475,466	(104,079)	371,387
Other (3)	Other	1,607	1,607	-	1,607
Total Other		1,607	1,607	-	1,607
Total		$1,407,776	$1,406,318	$(365,424)	$1,040,894
(1)
In January 2026, we acquired legal title to the collateral property through a mortgage foreclosure. In anticipation of such foreclosure, we recognized a principal charge-off of $39.1 million as of December 31, 2025.
(2)
In February 2026, we assigned our right, title, and interest in this loan receivable and the collateral property to our financing counterparty in exchange for the full extinguishment of amounts due under the related financing. As of December 31, 2025, we determined a specific CECL reserve based upon our remaining equity in this investment and amounts due to our financing counterparty under the terms of our guarantee. See Note 6 - Debt Obligations - Notes Payable for further detail.
(3)
Amounts deemed uncollectible have been charged-off as of December 31, 2025.

Fair values of collateral assets used to determine specific CECL reserves are calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach. Estimates of fair values used to determine specific CECL reserves may include, among others, assumptions of property specific cash flows over estimated holding periods, assumptions of property redevelopment costs, assumptions of leasing activities, discount rates, market and terminal capitalization rates, and, with respect to land, value per buildable square foot. These assumptions are based upon the nature of the properties, recent and projected property cash flows, recent sales and lease comparables, and anticipated real estate and capital market conditions, among other factors which we may deem relevant. Estimates of fair values used to determine specific CECL reserves as of December 31, 2025 include discount rates ranging from 6.0% to 9.5%, market and terminal capitalization rates ranging from 4.72% to 8.25%, and, with respect to the land loan, value per buildable square foot of $140 based on current entitlements.

Historical Originations and Realizations

The following table presents our loan commitment originations, loan commitment realizations, and the amount of principal charge-offs recognized for each origination vintage year as of December 31, 2025 by year of origination ($ in thousands):

		Total by Origination Year as of December 31, 2025
	Total	2025	2024(2)	2023	2022	2021	2020	2019	2018 and Prior
Loan Commitment Originations (1)	$18,148,179	$-	$104,455	$101,059	$3,463,564	$2,959,122	$401,743	$4,076,115	$7,042,121
Loan Commitment Realizations through Repayment or Sale	$12,899,928	$-	$-	$101,059	$1,066,586	$1,813,911	$276,933	$3,456,592	$6,184,847
Principal Charge-offs from Repayment or Sale	$372,669	$-	$-	$315	$46,484	$8,251	$23,675	$249,511	$44,433
Loan Commitment Realizations through REO (3)	$806,414	$-	$-	$-	$320,868	$83,901	$-	$-	$401,645
Principal Charge-offs from REO (3)(4)	$152,397	$-	$-	$-	$45,896	$39,053	$-	$-	$67,448
(1)
Loan commitment upsizes and protective advances subsequent to origination are reflected as increases in loan commitment in the year that the loan was originated.
(2)
Reflects a loan receivable acquired in connection with a full loan repayment.
(3)
Amounts include loan commitment and principal charge-offs related to a loan for which we acquired legal title to the collateral property through mortgage foreclosure in January 2026.
(4)
Excludes loss recognized in connection with the reclassification of our real estate owned hotel portfolio to held-for-sale and loss on partial sales of our mixed-use real estate owned asset, net.

Portfolio Financing

Our financing arrangements include repurchase arrangements, a term participation facility, asset-specific financings, debt related to real estate owned hotel portfolio and secured term loan borrowings.

The following table summarizes our secured financings ($ in thousands):

	December 31, 2025
	Capacity	Borrowings Outstanding	Weighted Average Spread (1)
Repurchase agreements and term participation facility	$4,180,546	$2,187,066	+ 2.92%
Notes payable	195,830	177,999	+ 3.22%
Secured term loan (2)	556,188	556,188	+ 4.50%
Debt related to real estate owned hotel portfolio	235,000	235,000	+ 3.18%
Total/Weighted Average	$5,167,564	$3,156,253	+ 3.23%
(1)
Weighted average spread over the applicable benchmark rate is based on unpaid principal balance. SOFR as of December 31, 2025 was 3.69%.
(2)
In January 2026, we refinanced our secured term loan with a new secured term loan which provides for an aggregate principal amount of $500.0 million and interest to accrue at a rate of SOFR plus 6.75%, subject to a floor of 2.50%. See Note 6 - Debt Obligations - Secured Term Loan to our consolidated financial statements for further detail.

See Note 6 - Debt Obligations to our consolidated financial statements for further details.

Repurchase Agreements and Term Participation Facility

We finance certain of our loans and multifamily real estate owned properties using repurchase agreements and a term participation facility. As of December 31, 2025, aggregate borrowings outstanding under our repurchase agreements and term participation facility totaled $2.2 billion, with a weighted average spread of SOFR plus 2.92% per annum based on unpaid principal balance. As of December 31, 2025, the loans receivable securing the outstanding borrowings under these facilities had a weighted average term to initial maturity and fully extended maturity of 0.5 years and 1.1 years, respectively, assuming all conditions to extend are met. Further, we have a repurchase agreement that specifically provides for the ability to finance (i) loans receivable, including those which may be delinquent or in default, and (ii) real estate owned assets subsequent to assuming legal title and/or physical possession of the collateral property. As of December 31, 2025, $195.3 million of borrowings outstanding relate to our multifamily real estate owned assets.

Each repurchase agreement contains “margin maintenance” provisions, which are designed to allow the counterparty to require the delivery of cash or other assets to de-lever financings on assets that are determined to have experienced a diminution in value. Since inception through December 31, 2025, we have not received any margin calls under any of our repurchase agreements.

Notes Payable

We finance certain of our loans via secured financings that are term-matched to the underlying loan, some of which are partially recourse to us. We refer to such financings as notes payable and they are secured by the related loans receivable. As of December 31, 2025, two of our loans were financed with notes payable. Subsequent to December 31, 2025, our notes payable were fully extinguished.

Secured Term Loan

As of December 31, 2025, we had a secured term loan with an unpaid principal balance of $556.2 million and a carrying value of $549.4 million. Our prior secured term loan is presented net of any original issue discount and transaction expenses which were deferred and recognized as interest expense over the life of the prior secured term loan using the effective interest method. In January 2026, we refinanced our secured term loan with a new secured term loan which provides for an aggregate principal amount of $500.0 million and a maturity date of January 30, 2030. See Note 6 - Debt Obligations - Secured Term Loan to our consolidated financial statements for further detail.

Debt Related to Real Estate Owned Hotel Portfolio

On February 8, 2021 we assumed a $300.0 million securitized senior mortgage in connection with a foreclosure on a hotel portfolio. Subsequently, we entered into modifications of our debt related to real estate owned hotel portfolio to provide for, among other things, total principal payments of $25.0 million, an extension of the contractual maturity date to February 9, 2025, and the designation of a portion of the loan becoming partial recourse to us. Concurrent with each modification, we acquired interest rate caps with notional amounts equal to the borrowing outstanding, strike rates ranging from 3.0% to 5.0%, and maturity dates matching the associated financing. Upon maturity in February 2025 and subsequent thereto, we entered into forbearance agreements with our lender through September 9, 2025 and concurrently repaid $5.0 million of the principal balance. During the forbearance period, interest accrued at additional rates ranging from 3.0% to 5.0% per annum. On June 9, 2025, we refinanced our debt related to real estate owned hotel portfolio with a non-recourse senior mortgage in the amount of $235.0 million. Such financing matures on June 9, 2027, and we may extend the maturity to June 9, 2030 pursuant to three one-year extension options, subject to meeting prescribed conditions. As of December 31, 2025, our debt related to real estate owned hotel portfolio has an unpaid principal balance of $235.0 million, a carrying value of $231.0 million and a stated rate of SOFR plus 3.18%. See Derivatives below for further detail of our interest rate cap.

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

Changes in the fair value of our interest rate cap are recorded as an unrealized gain or loss on interest rate cap on our consolidated statements of operations and the fair value is recorded in other assets on our consolidated balance sheets. Proceeds received from our counterparty related to the interest rate cap are recorded as proceeds from interest rate cap on our consolidated statements of operations. As of December 31, 2025 and 2024, the fair values of our interest rate caps were de minimis. During the year ended December 31, 2025, we did not recognize any proceeds from our interest rate cap. During the years ended December 31, 2024 and 2023, we recognized $1.3 million and $6.1 million, respectively, of proceeds from interest rate cap.

Financial Covenants

Our financing agreements generally contain certain financial covenants. As of December 31, 2025, we are in compliance with all financial covenants under our financing agreements.

Future compliance with our financial covenants is dependent upon the results of our operating activities, our financial condition, and the overall market conditions in which we and our borrowers operate. The impact of macroeconomic conditions on the commercial real estate and capital markets, including elevated benchmark interest rates compared to recent historical standards and the effects thereof on our and our borrowers’ operating performance, may make it more difficult for us to satisfy these financial covenants in the future. Non-compliance with financial covenants may result in our lenders exercising their rights and remedies as provided for in the respective agreements. As the results of our operating activities, our financial condition, and the overall market conditions in which we and our borrowers operate evolve, we may continue to work with our counterparties on modifying financial covenants as needed; however, there is no assurance that our counterparties will agree to such modifications.

Prior Secured Term Loan

As calculated in accordance with our prior secured term loan agreement and as of December 31, 2025, (i) our tangible net worth, which may reflect certain adjustments for our current expected credit loss reserve, shall not be less than $1.4 billion and (ii) our indebtedness shall not exceed 77.8% of our total assets. For the quarter ended December 31, 2025, there was no measurement of our Interest Coverage Ratio. In January 2026, our prior secured term loan was repaid in full.

Repurchase Agreements and Term Participation Facility

As calculated in accordance with our repurchase agreements and our term participation facility and as of December 31, 2025, (i) our tangible net worth shall not be less than $1.0 billion plus 75% of the aggregate cash proceeds received by us after January 30, 2026 from any equity issuances, capital contributions, and/or subscriptions (net of any related costs), (ii) our indebtedness shall not exceed 77.8% of our total assets, and (iii) our cash liquidity shall not be less than the greater of (x) $20.0 million or (y) 5% of total recourse indebtedness (which includes our secured term loan). For the quarter ended December 31, 2025 and for the quarters ending March 31, 2026 to June 30, 2027, there is no measurement of our Interest Coverage Ratio. Commencing with the quarters ending September 30, 2027 and December 31, 2027, our Interest Coverage Ratio shall not be less than 1.10 to 1.00. Subsequent thereto, our Interest Coverage Ratio shall not be less than (i) 1.20 to 1.00 for the quarters ending March 31, 2028 and June 30, 2028 and (ii) 1.30 to 1.00 for the quarters ending September 30, 2028 and thereafter.

New Secured Term Loan

As calculated in accordance with our new secured term loan agreement and effective upon its closing, (i) our tangible net worth shall not be less than $1.0 billion plus 75% of the aggregate cash proceeds received by us after January 30, 2026 from any equity issuances, capital contributions, and/or subscriptions (net of any related costs) and (ii) our indebtedness shall not exceed 77.8% of our total assets. For the quarters ending March 31, 2026 to June 30, 2027, there is no measurement of our Interest Coverage Ratio. Commencing with the quarters ending September 30, 2027 and December 31, 2027, our Interest Coverage Ratio shall not be less than 1.10 to 1.00. Subsequent thereto, our Interest Coverage Ratio shall not be less than (i) 1.20 to 1.00 for the quarters ending March 31, 2028 and June 30, 2028 and (ii) 1.30 to 1.00 for the quarters ending September 30, 2028 and thereafter.

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

The following table summarizes our non-consolidated senior interest and related retained subordinate interest as of December 31, 2025 ($ in thousands):

	Loan Count	Loan Commitment	Unpaid Principal Balance	Carrying Value	Weighted Average Interest Rate (1)	Term to Initial Maturity (in years)	Term to Fully Extended Maturity (in years) (2)
Fixed rate non-consolidated senior loans	1	$830,000	$830,000	N/A	3.47%	1.0	1.0
Retained fixed rate subordinate loans	1	$125,000	$125,000	$124,939	8.50%	1.0	1.0

(1)
Weighted average is based on unpaid principal balance.
(2)
Term to fully extended maturity is determined based on the maximum maturity of each of the corresponding loans, assuming all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.

Floating and Fixed Rate Portfolio

Our business model seeks to minimize our exposure to changing interest rates by originating floating rate loans and financing them with floating rate liabilities. Further, we seek to match the benchmark rate index in the floating rate loans we originate with the benchmark rate index used in the related floating rate financings. Generally, we use SOFR as the benchmark rate index in both our floating rate loans and floating rate financings. As of December 31, 2025, 96.9% of our loans receivable held-for-investment based on unpaid principal balance were floating rate and indexed to SOFR. All of our financing is floating rate and indexed to SOFR, which resulted in approximately $774.5 million of net floating rate exposure.

The following table details our net floating rate exposure as of December 31, 2025 ($ in thousands):

Net Floating Rate Exposure
Floating rate loans receivable	$3,930,750
Floating rate liabilities secured by loans receivable	(2,169,779)
Net floating rate exposure - loan portfolio	1,760,971
Floating rate liabilities secured by real estate owned assets	(430,286)
Secured term loan	(556,188)
Net floating rate exposure	$774,497

As of December 31, 2025 and aside from our interest rate cap on our debt related to real estate owned hotel portfolio, we do not employ interest rate derivatives (interest rate swaps, caps, collars or floors) to hedge our asset or liability portfolio, but we may do so in the future.

Results of Operations – Years Ended December 31, 2025 and 2024:

The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2025 and 2024 ($ in thousands, except per share data):

	Year Ended
	December 31, 2025	December 31, 2024	$ Change
Revenue
Interest and related income	$389,507	$601,409	$(211,902)
Less: interest and related expense	304,990	440,344	(135,354)
Net interest income	84,517	161,065	(76,548)
Revenue from real estate owned	103,311	87,350	15,961
Total net revenue	187,828	248,415	(60,587)
Expenses
Management fees - affiliate	32,101	36,230	(4,129)
General and administrative expenses	19,987	15,707	4,280
Stock-based compensation expense	14,139	18,101	(3,962)
Real estate owned:
Operating expenses	68,475	57,835	10,640
Interest expense	33,160	26,612	6,548
Depreciation and amortization	10,754	10,489	265
Total expenses	178,616	164,974	13,642
Proceeds from interest rate cap	-	1,297	(1,297)
Unrealized loss on interest rate cap	(71)	(1,406)	1,335
Loss on partial sales of real estate owned, net	(1,016)	-	(1,016)
Loss from equity method investment	(124)	(154)	30
Loss on extinguishment of debt	(1,394)	(4,135)	2,741
Valuation adjustment for real estate owned held-for-sale	12,618	(80,461)	93,079
Provision for current expected credit loss reserve	(466,527)	(212,620)	(253,907)
Valuation adjustment for loan receivable held-for-sale	(41,767)	(7,227)	(34,540)
Net loss	$(489,069)	$(221,265)	$(267,804)
Net loss per share of common stock:
Basic and diluted	$(3.49)	$(1.60)	$(1.89)

Comparison of the Years Ended December 31, 2025 and 2024

Net Revenue

Total net revenue decreased $60.6 million during the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease is primarily due to a decrease in net interest income of $76.5 million, which was driven by a decrease in interest income of $211.9 million as a result of a reduction in the size of our loan portfolio and an increase in the portion of loans on non-accrual status during the year ended December 31, 2025 as compared to the year ended December 31, 2024, partially offset by a decrease in interest expense of $135.4 million primarily as a result of lower average borrowing levels. The decrease in total net revenue was partially offset by an increase in revenue from real estate owned of $16.0 million attributable to higher overall average occupancy, ADR, and RevPAR levels at our hotel portfolio compared to the year ended December 31, 2024 and revenue recognized from the multifamily properties we foreclosed on during the year ended December 31, 2025.

Expenses

Expenses are primarily comprised of base management fees payable to our Manager, general and administrative expenses, stock-based compensation expense, operating expenses from real estate owned, interest expense from real estate owned, and depreciation and amortization on real estate owned and related in-place and other lease intangible values. Operating expenses from real estate owned primarily include real estate taxes, utilities, repairs and maintenance, personnel costs of third-party property managers, property management fees incurred to third-parties, insurance, marketing, and general and administrative expenses specific to our real estate owned properties. Expenses increased by $13.6 million during the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to:

(i)
an increase in operating expenses from real estate owned of $10.6 million during the comparative period, due to operating expenses such as real estate taxes, utilities, and repairs and maintenance expenses incurred from the multifamily properties we foreclosed on during the year ended December 31, 2025 and higher variable operating expenses, such as labor costs and marketing expenses in connection with higher occupancy levels at the hotel portfolio;
(ii)
an increase in interest expense on real estate owned of $6.5 million during the comparative period, due to interest expense recognized on debt related to the multifamily properties we foreclosed on during the year ended December 31, 2025 and additional interest being incurred on our debt related to real estate owned hotel portfolio pursuant to the forbearance agreement prior to its refinancing on June 9, 2025, offset in part by lower borrowing levels of our debt related to real estate owned hotel portfolio subsequent to its refinancing;
(iii)
an increase in general and administrative expenses of $4.3 million primarily as a result of an increase in non-recurring costs incurred over the comparative period, generally related to legal and professional fees related to loan enforcement and financing related matters, including a non-recurring $2.7 million expense relating to the modification of our prior secured term loan in November 2025;
(iv)
partially offset by a decrease in management fees of $4.1 million as a result of lower stockholders’ equity compared to the comparative period;
(v)
further offset by a decrease in stock-based compensation of $4.0 million due to the vesting period of previously issued restricted stock units ending on July 1, 2025 and the remaining unvested restricted stock unit grants having a grant date fair value less than that of the grant which vested.

Proceeds from Interest Rate Cap

Proceeds from interest rate cap decreased $1.3 million during the year ended December 31, 2025. During the year ended December 31, 2024, the strike rate on our interest rate cap was 5.00% as compared to the strike rate on our interest rate cap during the year ended December 31, 2025 which was 6.79%.

Unrealized Loss on Interest Rate Cap

During the year ended December 31, 2025, we recognized a $0.1 million unrealized loss on interest rate cap as the value of the interest rate cap was determined to be de minimis due to prevailing interest rates falling well below the cap’s strike rate. During the year ended December 31, 2024, we recognized a $1.4 million unrealized loss on the interest rate cap due to the remaining duration of the interest rate cap decreasing as well as prevailing interest rates declining.

Loss on Partial Sales of Real Estate Owned, Net

During the year ended December 31, 2025, we sold the office and signage components of our mixed-use property to unaffiliated purchasers in a series of transactions resulting in an aggregate loss on partial sales, net of $1.0 million. We did not sell any of our real estate owned assets during the year ended December 31, 2024.

Loss from Equity Method Investment

During the years ended December 31, 2025 and 2024, we recognized de minimis losses from our equity method investment as a result of the net losses recognized by our investee during each respective period.

Loss on Extinguishment of Debt

During the year ended December 31, 2025, we recognized a loss on extinguishment of debt of $1.4 million due to the recognition of unamortized deferred financing costs resulting from the repayment of financing balances prior to maturity. During the year ended December 31, 2024, we recognized a loss on extinguishment of debt of $4.1 million, inclusive of a $1.6 million spread maintenance payment and $2.7 million of unamortized deferred financing costs, resulting from the repayment of financing balances prior to maturity and following a refinancing or a sale of the associated loan, partially offset by the $0.2 million reversal of previously recognized financing costs that were ultimately not owed upon the payoff of a loan participation.

Valuation Adjustment for Real Estate Owned Held-for-Sale

As of December 31, 2024, we determined that our hotel portfolio real estate owned asset met the held-for-sale criteria and concurrently recognized a $80.5 million loss based upon anticipated sales price, less estimated costs to sell. In September 2025, we determined that a sale of the hotel portfolio was no longer advisable and thus determined that the hotel portfolio no longer met the held-for-sale criteria, and reclassified it to held-for-investment on our consolidated balance sheet, resulting in a $13.0 million reversal of a previously recognized valuation adjustment for real estate owned held-for-sale, related to previously estimated sale costs.

Provision for Current Expected Credit Loss Reserve

During the year ended December 31, 2025, we recorded a provision for current expected credit losses of $466.5 million, which consisted of a $484.2 million increase in our specific CECL reserves prior to principal and exit fee charge-offs, a $32.3 million increase in CECL reserves on accrued interest receivable prior to charge-offs, offset in part by a $50.0 million decrease in our general CECL reserves. The increase in our specific CECL reserves was primarily attributable to specific reserves determined on loans now classified as risk rated 5, changes to collateral values, and protective advances made, offset in part by principal charge-offs recognized. The increase in our CECL reserves on accrued interest receivable is attributable to reserving against outstanding interest due to us upon loans being placed on non-accrual status during the year ended December 31, 2025, offset in part by a reduction in reserves upon the receipt or satisfaction of past due interest and charge-offs recognized. The decrease in our general CECL reserves was primarily attributable to the reduction in the size of our loan portfolio subject to determination of the general CECL reserve and the resolution of a contingent discounted loan payoff, offset in part by changes in risk ratings, non-accrual status, and expected remaining duration within our loan portfolio.

During the year ended December 31, 2024, we recorded a provision for current expected credit losses of $212.6 million, which consisted of a $47.6 million increase in our general CECL reserves, a $124.0 million increase in our specific CECL reserves prior to principal charge-offs, and a $41.0 million increase in CECL reserves on accrued interest receivable prior to charge-offs. The increase in our general CECL reserves was primarily attributable to changes in the historical loss rate of the analogous data set, consideration of a contingent discounted loan payoff, and changes in risk ratings, non-accrual status, and expected remaining duration within our loan portfolio, offset in part by the reduction in the size of our loan portfolio subject to determination of the general CECL reserve. The increase in our specific CECL reserves was primarily attributable to specific reserves determined on loans now classified as risk rated 5, changes in collateral values, protective advances made, the reclassification of a loan receivable to held-for-sale, offset in part by principal charge-offs recognized. The increase in our CECL reserves on accrued interest receivable is attributable to reserving against outstanding interest due to us upon loans being placed on non-accrual status during the year ended December 31, 2024, offset in part by charge-offs recognized.

Valuation Adjustment for Loan Receivable Held-for-Sale

During the year ended December 31, 2025, we recognized a valuation adjustment of $41.8 million for a loan receivable held-for-sale as a result of additional protective advances made and a decrease in proceeds ultimately received from the sale of the loan collateralized by a for sale condo project. During the year ended December 31, 2024, we recognized a valuation adjustment of $7.2 million for a loan receivable held-for sale as a result of additional protective advances made and a reduction in anticipated proceeds from the sale of such loan.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Year Ended December 31, 2024 and 2023” in our Form 10-K for the year ended December 31, 2024, filed with the SEC on February 19, 2025, which is accessible on the SEC’s website at www.sec.gov, for a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023.

Liquidity and Capital Resources

Capitalization

We have capitalized our business to date primarily through the issuance of shares of our common stock and borrowings under our secured financings and secured term loan. As of December 31, 2025, we had 140,218,764 shares of our common stock outstanding, representing $1.5 billion of equity, and also had $3.2 billion of outstanding borrowings under our secured financings, our prior secured term loan, and our debt related to real estate owned hotel portfolio. As of December 31, 2025, our secured financings consisted of four repurchase agreements with capacity of $3.8 billion and a combined outstanding balance of $1.9 billion, a term participation facility with a capacity of $349.8 million and an outstanding balance of $329.5 million, and two asset-specific financings with capacity of $195.8 million and an outstanding balance of $178.0 million. As of December 31, 2025, our debt related to real estate owned hotel portfolio had an outstanding balance of $235.0 million and our prior secured term loan had an outstanding balance of $556.2 million. In January 2026, we refinanced our secured term loan with a new secured term loan which provides for an aggregate principal amount of

$500.0 million and a maturity date of January 30, 2030. See Note 6 - Debt Obligations - Secured Term Loan to our consolidated financial statements for further detail.

Net Debt-to-Equity Ratio and Total Leverage Ratio

Net Debt-to-Equity Ratio and Total Leverage Ratio are non-GAAP measures that we use to evaluate our financial leverage, which in the case of our Total Leverage Ratio, makes certain adjustments that we believe provide a more conservative measure of our financial condition.

Net Debt-to-Equity Ratio is calculated as the ratio of asset-specific debt (repurchase agreements, term participation facility, notes payable, net, and debt related to real estate owned hotel portfolio, net) and secured term loan, less cash and cash equivalents to total equity.

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

The following table presents our Net Debt-to-Equity Ratios and Total Leverage Ratios as of December 31, 2025 and 2024 ($ in thousands):

	December 31, 2025	December 31, 2024
Asset-specific debt	$2,595,580	$4,179,372
Secured term loan, net	549,447	709,777
Total debt	3,145,027	4,889,149
Less: cash and cash equivalents	(173,186)	(99,075)
Net Debt	2,971,841	4,790,074
Total Equity	$1,531,895	$2,008,086
Net Debt-to-Equity Ratio	1.9x	2.4x
Non-consolidated senior loans	$830,000	$830,000
Total Leverage	$3,801,841	$5,620,074
Total Leverage Ratio	2.5x	2.8x

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents, interest income from our loans, proceeds from loan repayments, available borrowings under our repurchase agreements based on existing collateral, available borrowing capacity related to our asset-specific financings based on existing collateral, proceeds from the issuance of incremental secured term loan or other corporate debt issuances, and proceeds from the issuance of our common stock. As circumstances warrant and to the extent permissible, we and our subsidiaries may also issue common equity, preferred equity, warrants, and/or debt, incur other debt, including term loans, or explore sales of certain of our loans receivable or real estate owned assets from time to time, dependent upon market conditions and available pricing.

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

The following table sets forth, as of December 31, 2025 and 2024, our sources of available liquidity ($ in thousands):

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$173,186	$99,075
Approved and undrawn credit capacity(1)	11,446	2,599
Total sources of liquidity	$184,632	$101,674

(1)
Amounts based on existing collateral.

Under the terms of our loan agreements with certain of our borrowers, we require and have oversight of borrower funds held in reserve accounts with third-party loan servicers for our benefit which provide additional collateral support for our loans. Upon the occurrence of certain events or the borrower meeting prescribed conditions in accordance with the terms of the loan agreement, these funds may be transferred by the third-party loan servicers to the borrower or to other third parties, subject to our approval, to satisfy certain obligations. In instances where the borrower is in monetary default under the terms of the loan agreement, we have the ability to direct the third-party loan servicers to release such reserve funds to us to satisfy past due amounts. To date, funds held in such reserve accounts are not and have not been reflected on our consolidated balance sheets.

The following table presents a summary of our unencumbered loans receivable held-for-investment as of December 31, 2025 ($ in thousands):

Loan Type	Loan Commitment	Unpaid Principal Balance (1)	Carrying Value	Property Type	Construction	Location	Risk Rating
Subordinate	$125,000	$125,000	$124,939	Office	-	IL	3
Senior	115,250	78,500	78,500	Hospitality	Y	NY	4
Senior	95,000	93,214	92,827	Office	-	CA	4
Senior	81,210	67,892	39,200	Office	-	GA	5
Senior	1,607	1,607	1,607	Other	-	Other	5
Total	$418,067	$366,213	$337,073
(1)
Reflects amounts net of specific CECL reserves of $28.3 million.

As of December 31, 2025, our mixed-use real estate owned asset with a carrying value of $80.8 million (including related net lease intangible assets) and our land parcel real estate owned asset with a carrying value of $94.3 million were unencumbered.

Our ability to finance or sell certain of these unencumbered assets is subject to one or more counterparties’ willingness to finance or purchase such loans or real estate owned assets.

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

On May 10, 2024, we entered into an equity distribution agreement with certain sales agents, pursuant to which we may sell, from time to time, up to an aggregate sales price of $150.0 million of our common stock pursuant to a continuous offering program (the “ATM Agreement”) under our in place effective shelf registration. Sales of our common stock made pursuant to the ATM Agreement may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. The timing and amount of actual sales will depend on a variety of factors, including market conditions, the trading price of our common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the year ended December 31, 2025, we did not issue any shares of our common stock pursuant to the ATM Agreement. As of December 31, 2025, the ATM Agreement has not been utilized, and $150.0 million of our common stock remained available for issuance pursuant to the ATM Agreement.

Liquidity Needs

Our primary liquidity needs generally include loan origination and acquisitions, future fundings to our borrowers on our unfunded loan commitments, interest payment and principal repayment obligations on outstanding borrowings under our financings, operating expenses, management fees, and dividend payments to our stockholders necessary to satisfy REIT dividend requirements. We currently maintain, and seek to maintain, cash and liquidity to i) comply with minimum liquidity covenants under certain of our financing agreements and ii) meet our above mentioned primary liquidity needs. Further, we seek to meet such liquidity needs through our sources of liquidity discussed above. In January 2026, we refinanced our secured term loan with a new secured term loan which provides for an aggregate principal amount of $500.0 million and a maturity date of January 30, 2030.

During the years ended December 31, 2025 and 2024, we made deleveraging payments to certain of our financing counterparties in the amounts of $579.7 million and $286.1 million, respectively. In January 2026, we further deleveraged certain of our financing counterparties in the amount of $89.7 million, including deleveraging upon the refinancing of our secured term loan, and expect to continue to do so as agreed with our lenders. Our ability to make any future deleveraging payments or required principal repayments will depend upon the results of our operating activities, our total sources of liquidity, the timing, amount, and pace of resolutions of our loans and real estate owned assets, our financial condition, and the overall market conditions in which we operate, among other factors.

As of December 31, 2025, we had aggregate unfunded loan commitments of $271.9 million which is comprised of funding for capital expenditures and construction, leasing costs, and carry costs. The timing of these fundings will vary depending on the progress of capital projects, leasing, and cash flows at the properties securing our loans and equity contributions from our borrowers, if required. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the collateral property, but are expected to occur over the remaining loan term. In certain circumstances, conditions to funding may not be met by our borrowers and portions of our unfunded loan commitments may never become eligible to be drawn on.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments as of December 31, 2025 were as follows ($ in thousands):

	Payment Timing
	Total Obligations	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Unfunded loan commitments (1)	$271,878	$77,461	$37,500	$156,917	$-
Unfunded loan commitments for non-accrual, maturity default, risk rated 5 and/or delinquent loans	(224,417)	(30,000)	(37,500)	(156,917)	-
Secured financings, term loan agreement, and debt related to real estate owned - principal (2) (3) (4)	3,156,253	1,871,560	854,406	430,287	-
Secured financings, term loan agreement, and debt related to real estate owned - interest (2) (3)	348,587	193,012	113,455	42,120	-
Total	$3,552,301	$2,112,033	$967,861	$472,407	$-
(1)
The estimated allocation of our unfunded loan commitments for loans receivable held-for-investment is based on the earlier of our expected funding date and the commitment expiration date. As of December 31, 2025, we have $139.8 million of in-place financings to fund our remaining commitments, excluding $11.4 million of approved and undrawn credit capacity based on existing collateral.
(2)
The allocation of our secured financings and prior secured term loan is based on the earlier of the fully extended maturity date (assuming conditions to extend are met) of each individual corresponding loan receivable or the maximum maturity date under the respective financing agreement, and assumes nine loans with an aggregate unpaid principal balance of $1.4 billion that are in maturity default that represent collateral for aggregate borrowings outstanding of $779.7 million have a contractual obligation to pay in less than one year.
(3)
Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured financing agreements and SOFR in effect as of December 31, 2025 will remain constant into the future. Actual amounts borrowed and rates will vary over time. Our floating rate loans and related liabilities are indexed to SOFR. Totals exclude non-consolidated senior interests.
(4)
In January 2026, we refinanced our secured term loan due in less than 1 year with a new secured term loan which provides for a maturity date of January 30, 2030. See Note 6 - Debt Obligations - Secured Term loan to our consolidated financial statements for further detail.

In certain circumstances, conditions to funding may not be met by our borrowers and portions of our unfunded loan commitments may not become eligible to be or expected to be drawn on. Of the $271.9 million of unfunded loan commitments for our loans receivable held-for-investment as of December 31, 2025, the following table details the portion of unfunded loan commitments and in-place financings to fund our remaining commitments for loans receivable held-for-investment whereby conditions to funding are not currently being met, including loans on non-accrual status, in maturity default, risk rated 5, and/or which are delinquent in accordance with our revenue recognition policy ($ in thousands):

	Unfunded Loan Commitments	In-place Financing Commitments	Net Loan Commitment
Gross total commitment	$271,878	$139,756	$132,122
Non-accrual, maturity default, risk rated 5 and/or delinquent loans	(224,417)	(104,706)	(119,711)
Net loan commitment	$47,461	$35,050	$12,411

Subject to borrowers meeting future funding conditions provided for in our loan agreements, we expect to fund our $12.4 million of net loan commitments over the remaining maximum term of the related loans.

We incur to our Manager, payable in cash, a base management fee and incentive fee (to the extent earned), which are generally paid quarterly, in arrears. The tables above do not include the amounts payable to our Manager under the Management Agreement which are reflected as management fee payable - affiliate on our consolidated balance sheet.

Loan Maturities

The following table summarizes the future scheduled repayments of principal for loans receivable held-for-investment as of December 31, 2025 ($ in thousands):

	Initial Maturity		Fully Extended Maturity
Year	Unpaid Principal Balance(1)	Loan Commitment(1)	Unpaid Principal Balance(1)	Loan Commitment(1)
2026	$2,147,411	$2,355,797	$1,161,866	$1,331,530
2027	895,389	943,854	1,624,589	1,711,776
2028	50,000	50,000	306,345	306,345
2029	224,938	224,938	224,938	224,938
2030	-	-	-	-
Thereafter	-	-	-	-
Total	$3,317,738	$3,574,589	$3,317,738	$3,574,589
(1)
Excludes $739.6 million in unpaid principal balance and $754.6 million in loan commitments of loans receivable held-for-investment that are in maturity default with no available extension options.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash for the years ended December 31, 2025 and 2024 ($ in thousands):

	December 31, 2025	December 31, 2024
Net cash flows (used in) provided by operating activities	$(30,460)	$84,517
Net cash flows provided by investing activities	1,867,721	779,911
Net cash flows used in financing activities	(1,779,976)	(945,817)
Net increase (decrease) in cash and cash equivalents and restricted cash	$57,285	$(81,389)

We experienced a net increase in cash, cash equivalents, and restricted cash of $57.3 million during the year ended December 31, 2025, compared to a net decrease of $81.4 million during the year ended December 31, 2024.

During the year ended December 31, 2025, we received $1.6 billion from loan repayments, received $332.1 million of loan sale proceeds, received $60.5 million from partial sales of our mixed-use real estate owned asset, and received $904.0 million of proceeds from borrowings under our financing arrangements, net of payments for deferred financing costs and exit fees. Additionally, we made $133.1 million of advances on loans and made repayments on financings arrangements of $2.7 billion (inclusive of $579.7 million of deleveraging repayments).

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our REIT taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of December 31, 2025, we were in compliance with all REIT requirements.

The following table details the income tax treatment for our common stock dividends for the years ended December 31, 2024 and 2023. The Board did not declare any dividends during the year ended December 31, 2025.

	Year Ended
	December 31, 2024	December 31, 2023
Ordinary dividends	50.6%	30.9%
Capital gain dividends	0.0%	0.0%
Nondividend distributions	49.4%	69.1%
Total	100.0%	100.0%

See Note 13 - Income Taxes to our consolidated financial statements for further detail.

Off-Balance Sheet Arrangements

As of December 31, 2025, we had no off-balance sheet arrangements aside from those discussed in Note 3 - Loan Portfolio, Note 4 - Equity Method Investment, and Note 14 - Commitments and Contingencies to our consolidated financial statements.

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

Current Expected Credit Losses

The CECL reserve required under ASC 326, Financial Instruments – Credit Losses, reflects our current estimate of potential credit losses related to our loan portfolio. Changes to the CECL reserve are recognized through a provision for or reversal of current expected credit loss reserve on our consolidated statements of operations. ASC 326 specifies the reserve should be based on relevant information about past events, including historical loss experience, current loan portfolio, market conditions and reasonable and supportable macroeconomic forecasts through each loan within our loan portfolio’s expected remaining duration.

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

The WARM method requires us to reference historical loan loss data from a comparable data set and apply such loss rate to each of our loans over their expected remaining duration, taking into consideration expected economic conditions over the forecasted timeframe. Our general CECL reserve reflects our forecast of the current and future macroeconomic conditions that may impact the performance of the commercial real estate assets securing our loans and each borrower’s ultimate ability to repay. These estimates include unemployment rates, price indices for commercial properties, and market liquidity, all of which may influence the likelihood and magnitude of potential credit losses for our loans during their expected remaining duration. Additionally, further adjustments may be made based upon loan positions senior to ours, the risk rating of a loan, whether a loan is a construction loan, timing of the loan’s initial maturity, or the economic conditions specific to the property type of a loan’s collateral property.

To estimate an annual historical loss rate, we obtained historical loss rate data for loans most comparable to our loan portfolio from a commercial mortgage-backed securities database licensed by a third party, Trepp, LLC, which contains historical loss data from the 1990s through December 31, 2025. We believe this CMBS data is the most relevant, available, and comparable dataset to our portfolio.

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

In certain circumstances, we may determine that a loan is no longer suited for the WARM method because (i) it has unique risk characteristics, (ii) we have deemed the borrower/sponsor to be experiencing financial difficulty and the repayment of the loan’s principal is collateral-dependent, (iii) we anticipate assuming legal title and/or physical possession of the collateral property and the fair value of the collateral property is determined to be below the carrying value of our loan, and/or (iv) recovery of our loan may occur at an amount below our loan’s carrying value. We may instead elect to employ different methods to estimate credit losses that also conform to ASC 326 and related guidance.

For such loans, we would separately measure the specific reserve for each loan by using the estimated fair value of the loan’s collateral. In certain circumstances, we may recognize a specific reserve based upon anticipated proceeds from the disposition of our loan. If the estimated fair value of the collateral or anticipated proceeds from the disposition of our loan is less than the carrying value of the loan, an asset-specific reserve is created as a component of our overall current expected credit loss reserve. Specific reserves are equal to the excess of a loan’s carrying value over the estimated fair value of the collateral or anticipated proceeds from the disposition of our loan. If recovery of our loan is expected from the sale of the collateral, specific reserves are equal to the excess of a loan’s carrying value over the estimated fair value of the collateral less estimated costs to sell.

Fair values of collateral assets used to determine specific CECL reserves are calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach. Estimates of fair values used to determine specific CECL reserves may include, among others, assumptions of property specific cash flows over estimated holding periods, assumptions of property redevelopment costs, assumptions of leasing activities, discount rates, market and terminal capitalization rates, and, with respect to land, value per buildable square foot. These assumptions are based upon the nature of the properties, recent and projected property cash flows, recent sales and lease comparables, and anticipated real estate and capital market conditions, among other factors which we may deem relevant. Estimates of fair values used to determine specific CECL reserves as of December 31, 2025 include discount rates ranging from 6.0% to 9.5%, market and terminal capitalization rates ranging from 4.72% to 8.25%, and, with respect to the land loan, value per buildable square foot of $140 based on current entitlements.

Significant judgment is required in determining impairment and in estimating the resulting credit loss reserve, and actual losses, if any, could materially differ from those estimates.

Real Estate Owned

To maximize recovery from certain defaulted loans, we may from time to time assume legal title and/or physical possession of the collateral property of a defaulted loan through foreclosure, a deed-in-lieu of foreclosure, or an assignment-in-lieu of foreclosure. We account for acquisitions of real estate, including foreclosures, deed-in-lieu of foreclosures, or assignment-in-lieu of foreclosures, in accordance with ASC 805, Business Combinations, which first requires that we determine if the real estate investment is the acquisition of an asset or a business combination. Under this model, we identify and determine the estimated fair value of any assets acquired and liabilities assumed. This generally results in the allocation of the purchase price to the assets acquired and liabilities assumed based on the relative estimated fair values of each respective asset and liability. Debt related to real estate owned hotel portfolio is initially recorded at its estimated fair value at the time of foreclosure, deed-in-lieu of foreclosure, or assignment-in-lieu of foreclosure.

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

Real estate assets held-for-investment are evaluated for indicators of impairment on a quarterly basis. Factors that we may consider in our impairment analysis include, among others: (i) significant underperformance relative to historical or anticipated operating results; (ii) significant negative industry or economic trends; (iii) costs necessary to extend the life or improve the real estate asset; (iv) significant increase in competition; and (v) ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows expected to be generated by the real estate asset over the estimated remaining holding period is less than the carrying amount of such real estate asset. Cash flows include operating cash flows and anticipated capital proceeds generated by the sale of the real estate asset. If the sum of such estimated undiscounted cash flows is less than the carrying amount of the real estate asset, an impairment charge is recorded equal to the excess of the carrying value of the real estate asset over its estimated fair value.

Fair values of collateral assets used to determine the initial estimated fair value of real estate owned are calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach. Estimates of fair values used to determine real estate owned upon acquisition may include, among others, assumptions of property specific cash flows over estimated holding periods, assumptions of property redevelopment costs, assumptions of leasing activities, discount rates, market and terminal capitalization rates, and, with respect to land, value per buildable square foot. These assumptions are based upon the nature of the properties, recent and projected property cash flows, recent sales and lease comparables, and anticipated real estate and capital market conditions, among other factors which we may deem relevant. Estimates of fair values used to determine real estate owned upon acquisition during the year ended December 31, 2025 include assumptions of market capitalization rates ranging from 4.75% to 5.50% and, with respect to the land parcel, value per buildable square foot of $253.

There were no impairments of our real estate owned held-for-investment assets through December 31, 2025.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

In early 2022, the U.S. Federal Reserve began a campaign to combat inflation by increasing interest rates, ultimately resulting in benchmark interest rates increasing by 5.25% by the end of 2023. Although the U.S. Federal Reserve has reduced benchmark interest rates between September 2024 and December 2025, such benchmark rates remain elevated relative to recent historical standards. Additionally, the U.S. Federal Reserve has indicated that further changes in benchmark interest rates are dependent upon changes in prices and employment markets. The timing, direction, and extent of any future adjustment to benchmark interest rates by the U.S. Federal Reserve is uncertain. Elevated benchmark interest rates imposed by the U.S. Federal Reserve may continue to increase our interest expense, negatively impact the ability of our borrowers to service their debt, and reduce the value of the CRE collateral underlying our loans. Conversely, in a period of declining interest rates, the interest income on floating rate investments would decline, while any decline in the interest we are charged on our floating rate debt may not equal or exceed the decrease in interest income and the interest expense we incur. Exclusive of the impact of non-accrual loans, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income.

The following table illustrates as of December 31, 2025 the impact on our net interest income and net interest income per share for loans receivable held-for-investment for the twelve-month period following December 31, 2025, assuming a decrease in SOFR of 50 and 100 basis points and an increase in SOFR of 50 and 100 basis points in the applicable interest rate benchmark (based on SOFR of 3.69% as of December 31, 2025) ($ in thousands, except per share data):

Net Floating		Decrease		Increase
Rate Exposure	Change in	100 Basis Points	50 Basis Points	50 Basis Points	100 Basis Points
$774,497	Net interest income	$7,110	$3,957	$(3,603)	$(7,206)
	Net interest income per share	$0.05	$0.03	$(0.03)	$(0.05)

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

Credit Risk

Our loans and other investments are also subject to credit risk, including the risk of default. In particular, changes in general economic conditions, including interest rates, will affect the creditworthiness of borrowers and/or the value of underlying real estate collateral relating to our investments. By its nature, our investment strategy emphasizes prudent risk management and capital preservation by primarily originating senior loans utilizing underwriting techniques requiring relatively conservative loan-to-value ratio levels to insulate us from credit losses absent a significant diminution in collateral value. In addition, we seek to manage credit risk by performing extensive due diligence on our collateral, borrower and guarantors, as applicable, evaluating, among other things, title, environmental and physical condition of collateral, comparable sales and leasing analysis of similar collateral, the quality of and alternative uses for the real estate collateral being underwritten, submarket trends, our borrower’s track record and the reasonableness of the borrower’s projections prior to originating a loan. Subsequent to origination, we also manage credit risk by proactively monitoring our investments and, whenever possible, limiting our own leverage to partial recourse or non-recourse, match-funding financing. Notwithstanding these efforts, there can be no assurance that we will be able to avoid losses in all circumstances. The performance and value of our loans and investments depend upon, among other things, the borrower’s ability to improve and operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, our Sponsor’s asset management team rigorously monitors the performance of our loan portfolio and our Sponsor’s asset management and origination teams maintain regular contact with borrowers, property managers, co-lenders and local market experts to monitor the performance of the underlying loan collateral, anticipate borrower, property and market issues and, to the extent necessary or appropriate, enforce our rights as the lender.

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

Capital Markets Risk

We are exposed to risks related to the equity and debt capital markets which impact our related ability to raise capital through the issuance of our common stock or other debt or equity-related instruments. As a REIT, we are required to distribute a significant portion of our REIT taxable income annually, which constrains our ability to retain and accumulate operating earnings and therefore requires us to utilize debt or equity capital to finance the growth of our business. We seek to mitigate these risks by constantly monitoring the debt and equity capital markets, the maturity profile of our in-place loan portfolio and financings, and other potential liquidity requirements to inform our decisions on the amount, timing, and terms of any capital we may raise.

Each of our repurchase agreements contain “margin maintenance” provisions, which allow the lender to require the delivery of cash or other assets to reduce the financing amount against loans that have been deemed to have experienced a diminution in value. A substantial deterioration in the commercial real estate capital markets, among other things, may negatively impact the value of assets financed with lenders that have margin maintenance provisions in their facilities. Certain of our repurchase agreements permit valuation adjustments solely as a result of collateral-specific credit events, while other repurchase agreements contain provisions also allowing our lenders to make margin calls upon the occurrence of adverse changes in the capital markets or as a result of interest rate or spread fluctuations, subject to minimum thresholds, among other factors. As of December 31, 2025, we have not received any margin calls under any of our repurchase agreements.

Financing Risk

We finance and have financed our business through a variety of means, including the syndication of non-consolidated senior interests, notes payable, borrowings under our repurchase and participation facilities, the syndication of senior participations in our originated senior loans, and secured term loan. Over time, as market conditions change, we may use other forms of financing in addition to these methods of financing. Weakness or volatility in the debt capital markets, the CRE and mortgage markets, changes in regulatory requirements, geopolitical volatility, global trade tensions, and fluctuation in interest rates and the resulting market disruptions therefrom, among other things, could adversely affect one or more of our lenders or potential lenders and could cause one or more of our lenders or potential lenders to be unwilling or unable to provide us with financing, increase the costs of or reduce the advance rate on existing financing or otherwise offer unattractive terms for that financing. In addition, we may seek to finance our business through the issuance of our common stock or other equity or equity-related instruments, though there is no assurance that such financing will be available on a timely basis with attractive terms, or at all.

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

Our relationships with our lenders subject us to counterparty risks including the risk that a counterparty is unable to fund undrawn credit capacity, particularly if such counterparty enters bankruptcy, among other detrimental effects. We manage this risk by seeking diverse financing sources across counterparties and financing types and generally obtaining financing from high credit quality institutions.

The nature of our loans and other investments also exposes us to the risk that our borrowers are unable to execute their business plans, and as a result do not make required interest and principal payments on scheduled due dates, as well as the impact of our borrowers’ tenants not making scheduled rent payments when contractually due. We seek to manage this risk through a comprehensive credit analysis prior to making an investment and rigorous monitoring of our borrowers’ progress in executing their business plans as well as market conditions that may affect the collateral property, through our asset management process. Each loan is structured with various lender protections that are designed to discourage and deter fraudulent behavior and other bad acts by borrowers, as well as require borrowers to adhere to their stated business plans while the loan is outstanding. Such protections may include, without limitation: cash management accounts, “bad boy” carveout guarantees, completion guarantees, guarantor minimum net worth and liquidity requirements, partial or full recourse to sponsors and/or guarantors, approval rights over major decisions, and performance tests throughout the loan term.

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

Repayment / Extension Risk

Loans are generally expected to be repaid at maturity, unless the borrower repays early or meets contractual conditions to qualify for a maturity extension. The granting of these extensions may cause a loan’s term to extend beyond the term of its related secured financing. Elevated interest rates recently imposed by the U.S. Federal Reserve relative to recent historical standards may lead to an increase in the number of our borrowers who exercise or request additional extension options, or who may become unwilling or unable to make contractual payments when due. Some of our borrowers may experience delays in the execution of their business plans, changes in their capital position and available liquidity, and/or changes in market conditions which may impact the performance of the collateral property, borrower, or sponsor. Accordingly, this may result in the borrower not meeting certain extension conditions such as minimum debt yield, maximum LTV, and/or the ability of the borrower to purchase replacement interest rate caps. Elevated interest rates may also increase the number of our borrowers who may default because, among other things, they may not be able to find replacement financing for our loan. Furthermore, there may be certain instances where, for loans which have been modified, we may not be able to maintain the associated financing on its existing terms. This could have a negative impact on our results of operations, and in some situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

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

Real Estate Risk

The market values of loans secured directly or indirectly by CRE assets and CRE assets themselves are subject to volatility and may be adversely affected by a number of factors, including the interest rate environment; persistent inflation; increases in remote work trends; natural disasters or pandemics; national, regional, local and foreign economic conditions (which may be adversely affected by industry slowdowns, global trade tensions, and other factors); changes in government laws, regulations, and actions (such as tax, real estate, environmental and climate, rent control, zoning laws, bank reserve requirements, and changes in monetary policy); supply chain and labor market disruptions; changes in social conditions; changes in employment conditions; regional or local real estate conditions; geopolitical volatility; changes or continued weakness in specific industry segments; construction quality, age and design; changes to construction costs; demographic factors; changes to building or similar codes; and changes in real property tax rates. In addition, decreases in property values reduce the value of the loan collateral and the potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses. We may realize losses related to foreclosures, repayments of our loans at an amount below our carrying value, the sale of our loans, the restructuring of the loans in our investment portfolio on terms that may be more favorable to borrowers than those underwritten at origination, or the sale of real estate owned assets. We seek to manage these risks through our underwriting, loan structuring, financing structuring and asset management processes.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Claros Mortgage Trust, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Claros Mortgage Trust, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

General Current Expected Credit Loss Reserve - Loan Risk Ratings

As described in Notes 2 and 3 to the consolidated financial statements, the Company’s total general current expected credit loss (“CECL”) reserve was $77.7 million as of December 31, 2025, of which $73.3 million relates to loans receivable held-for-investment and $4.3 million relates to unfunded loan commitments. Management primarily arrives at their general CECL reserve using the Weighted Average Remaining Maturity, or WARM method. The application of the WARM method to estimate a general CECL reserve requires judgment, including the appropriate historical loan loss reference data, the expected timing and amount of future loan fundings and repayments, the current credit quality of the portfolio, and management’s expectations of performance and market conditions over the relevant time period. For both the funded and unfunded portions of the loans, management considers the internal risk rating of each loan as the primary credit quality indicator underlying management’s assessment. Management evaluates the credit quality of each of the loans on an individual basis and assigns a risk rating at least quarterly. Management developed a loan grading system for all outstanding loans that are collateralized directly or indirectly by real estate. In conjunction with the quarterly loan portfolio review, management assesses the risk factors of each loan and assigns a risk rating based on several factors including, but not limited to, as-is or as-stabilized debt yield, term of loan, property type, property or collateral location, loan type, structure, collateral cash flow volatility and other more subjective variables that include, but are not limited to, as-is or as-stabilized collateral value, market conditions, industry conditions, borrower/sponsor financial stability, and borrower/sponsor exit plan (collectively “risk factors”). Management utilizes the grading system to determine each loan’s risk of loss and to provide a determination as to whether an individual loan is impaired and whether a specific CECL reserve is necessary.

The principal considerations for our determination that performing procedures relating to the loan risk ratings used when developing the general CECL reserve is a critical audit matter are (i) the significant judgment by management when developing the general CECL reserve; and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s risk factors, as applicable, used to evaluate credit quality and assign loan risk ratings.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls when developing the general CECL reserve, including controls over management’s risk factors used to evaluate credit quality and assign loan risk ratings. These procedures also included, among others, (i) testing management’s process for developing the general CECL reserve; (ii) evaluating the appropriateness of the loan grading system used by management; (iii) testing the completeness and accuracy of the underlying data used when evaluating credit quality and assigning the loan risk ratings; and (iv) for a sample of loans, evaluating the reasonableness of management’s risk factors, as applicable, used to evaluate credit quality and assign loan risk ratings. Evaluating the reasonableness of management’s risk factors involved (i) considering whether the risk factors used to evaluate credit quality and assign loan risk ratings were consistent with evidence obtained in other areas of the audit and (ii) evaluating management’s assessment over leasing trends, property financial data, and other evidence used by management to support their conclusions, as applicable.

Valuation of Collateral Related to the Specific CECL Reserve and Acquired Real Estate Owned Held-for-Investment

As described in Notes 2, 3 and 5 to the consolidated financial statements, the Company’s specific CECL reserve was $365.4 million on loans receivable held-for-investment as of December 31, 2025. During the year ended December 31, 2025, the Company acquired real estate owned held-for-investment through mortgage foreclosure for an estimated fair value of $351.7 million. In certain circumstances, management may determine that a loan is no longer suited for the WARM method because (i) it has unique risk characteristics, (ii) management has deemed the borrower/sponsor to be experiencing financial difficulty and the repayment of the loan’s principal is collateral-dependent, (iii) the Company anticipates assuming legal title/and or physical possession of the collateral property and the fair value of the collateral asset is determined to be below the carrying value, and/or (iv) recovery of the loan may occur at an amount below the loan’s carrying value. For such loans, management separately measures the specific reserve for each loan by using the estimated fair value of the loan’s collateral. Specific reserves are equal to the excess of a loan’s carrying value over the estimated fair value of the collateral or anticipated proceeds from the disposition of the loan. If recovery of the loan is expected from the sale of the collateral, specific reserves are equal to the excess of a loan’s carrying value over the estimated fair value of the collateral less estimated costs to sell. Additionally, the Company may assume legal title and/or physical possession of the collateral property of a defaulted loan through foreclosure, a deed-in-lieu of foreclosure, or an assignment-in-lieu of foreclosure. Real estate owned is initially recorded upon acquisition at its estimated fair value. The estimated fair values used to determine specific CECL reserves and to record real estate owned held-for-investment when acquired are calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach (collectively “valuation methods”) and may include, among others, assumptions of property specific cash flows over estimated holding periods, assumptions of property redevelopment costs, assumptions of leasing activities, discount, market capitalization and terminal capitalization rates, and, with respect to land, value per buildable square foot. These assumptions are based upon the nature of the properties, recent and projected property cash flows, recent sales and lease comparables, and anticipated real estate and capital market conditions, among other factors which may be deemed relevant by management.

The principal considerations for our determination that performing procedures relating to the valuation of collateral related to the specific CECL reserve and acquired real estate owned held-for-investment is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the collateral used to (a) determine the specific CECL reserves and (b) record the acquired real estate owned held-for-investment; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to (a) the discount, market capitalization and terminal capitalization rates and value per buildable square foot for the collateral used to determine the specific CECL reserves using the valuation methods, as applicable, and (b) the market capitalization rates and value per buildable square foot for the collateral used to record the acquired real estate owned held-for-investment using the valuation methods, as applicable; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the collateral used to determine the specific CECL reserves and to record the acquired real estate owned held-for-investment. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates of the collateral used to (a) determine the specific CECL reserves and (b) record the acquired real estate owned held-for-investment; and (ii) testing the completeness and accuracy of the underlying data used in the valuation methods. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the valuation methods and (ii) the reasonableness of (a) the discount, market capitalization and terminal capitalization rates and value per buildable square foot assumptions for the collateral used to determine the specific reserves and (b) the market capitalization and value per buildable square foot assumptions for the collateral used to record the acquired real estate owned held-for-investment.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 18, 2026

We have served as the Company’s auditor since 2015.

Claros Mortgage Trust, Inc.

Consolidated Balance Sheets

($ in thousands, except share data)

	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$173,186	$99,075
Restricted cash	17,599	34,425
Loans receivable held-for-investment	4,054,152	6,190,292
Less: current expected credit loss reserve	(438,751)	(243,030)
Loans receivable held-for-investment, net	3,615,401	5,947,262
Loans receivable held-for-sale	-	277,062
Equity method investment	42,196	42,320
Real estate owned held-for-investment, net	730,005	127,140
Real estate owned held-for-sale	-	307,020
Other assets	143,372	132,651
Total assets	$4,721,759	$6,966,955

Liabilities and Equity
Repurchase agreements	$1,857,614	$3,190,339
Term participation facility	329,452	477,584
Notes payable, net	177,522	236,845
Secured term loan, net	549,447	709,777
Debt related to real estate owned hotel portfolio, net	230,992	274,604
Other liabilities	37,063	42,700
Management fee payable - affiliate	7,774	27,020
Total liabilities	3,189,864	4,958,869

Commitments and Contingencies - Note 14

Equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 140,218,764 and 139,362,657 shares issued and 140,218,764 and 139,362,657 shares outstanding at December 31, 2025 and 2024, respectively	1,402	1,394
Additional paid-in capital	2,752,884	2,740,014
Accumulated deficit	(1,222,391)	(733,322)
Total equity	1,531,895	2,008,086
Total liabilities and equity	$4,721,759	$6,966,955

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Operations

($ in thousands, except share and per share data)

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Revenue
Interest and related income	$389,507	$601,409	$697,874
Less: interest and related expense	304,990	440,344	470,512
Net interest income	84,517	161,065	227,362
Revenue from real estate owned	103,311	87,350	79,190
Total net revenue	187,828	248,415	306,552

Expenses
Management fees - affiliate	32,101	36,230	38,153
Incentive fees - affiliate	-	-	1,558
General and administrative expenses	19,987	15,707	16,605
Stock-based compensation expense	14,139	18,101	16,599
Real estate owned:
Operating expenses	68,475	57,835	49,502
Interest expense	33,160	26,612	23,630
Depreciation and amortization	10,754	10,489	9,287
Total expenses	178,616	164,974	155,334

Proceeds from interest rate cap	-	1,297	6,101
Unrealized loss on interest rate cap	(71)	(1,406)	(5,157)
Loss on partial sales of real estate owned, net	(1,016)	-	-
Gain on foreclosure of real estate owned	-	-	4,162
(Loss) income from equity method investment	(124)	(154)	594
(Loss) gain on extinguishment of debt	(1,394)	(4,135)	2,217
Valuation adjustment for real estate owned held-for-sale	12,618	(80,461)	-
Provision for current expected credit loss reserve	(466,527)	(212,620)	(153,683)
Valuation adjustment for loan receivable held-for-sale	(41,767)	(7,227)	-
Gain on sale of loan	-	-	575

Net (loss) income	(489,069)	(221,265)	6,027

Net (loss) income per share of common stock:
Basic and diluted	$(3.49)	$(1.60)	$0.02
Weighted average shares of common stock outstanding:
Basic and diluted	140,149,720	139,225,441	138,617,043

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Changes in Equity

($ in thousands, except share data)

	Common Stock		Additional
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Total Equity
Balance at December 31, 2022	138,376,144	$1,400	$2,712,316	$(257,245)	$2,456,471
Retirement of treasury shares	-	(17)	17	-	-
Stock-based compensation expense	369,213	4	16,781	-	16,785
Payments for withholding taxes upon delivery of stock-based awards	-	-	(3,897)	-	(3,897)
Dividends declared	-	-	-	(175,486)	(175,486)
Net income	-	-	-	6,027	6,027
Balance at December 31, 2023	138,745,357	$1,387	$2,725,217	$(426,704)	$2,299,900
Stock-based compensation expense	617,300	7	18,286	-	18,293
Payments for withholding taxes upon delivery of stock-based awards	-	-	(3,489)	-	(3,489)
Dividends declared	-	-	-	(85,353)	(85,353)
Net loss	-	-	-	(221,265)	(221,265)
Balance at December 31, 2024	139,362,657	$1,394	$2,740,014	$(733,322)	$2,008,086
Stock-based compensation expense	856,107	8	14,337	-	14,345
Payments for withholding taxes upon delivery of stock-based awards	-	-	(1,467)	-	(1,467)
Net loss	-	-	-	(489,069)	(489,069)
Balance at December 31, 2025	140,218,764	$1,402	$2,752,884	$(1,222,391)	$1,531,895

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

($ in thousands)

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Cash flows from operating activities
Net (loss) income	$(489,069)	$(221,265)	$6,027
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Accretion of fees and discounts on loans receivable	(10,616)	(19,793)	(22,809)
Amortization of deferred financing costs on secured financings	23,574	20,225	22,450
Amortization of deferred financing costs on debt related to real estate owned hotel portfolio	2,298	3,679	524
Non-cash stock-based compensation expense	14,345	18,286	16,781
Depreciation and amortization on real estate owned, in-place lease values, and deferred leasing costs	10,754	10,489	9,287
Amortization of above and below market lease values, net	1,204	1,416	708
Straight-line rent adjustment	(560)	(127)	(87)
Unrealized loss on interest rate cap	71	1,406	5,157
Loss on partial sales of real estate owned, net	1,016	-	-
Loss (income) from equity method investment	124	154	(594)
Loss (gain) on extinguishment of debt	1,394	4,135	(2,217)
Valuation adjustment for real estate owned held-for-sale	(12,618)	80,461	-
Gain on sale of loan	-	-	(575)
Gain on foreclosure of real estate owned	-	-	(4,162)
Non-cash advances on loans receivable in lieu of interest	(47,972)	(41,318)	(63,632)
Non-cash advances on secured financings in lieu of interest	7,729	8,479	3,858
Non-cash advances on debt related to real estate owned hotel portfolio	1,146	-	-
Repayment of non-cash advances on loans receivable in lieu of interest	36,352	23,051	23,910
Repayment of non-cash advances on debt related to real estate owned hotel portfolio	(1,146)	-	-
Provision for current expected credit loss reserve	466,527	212,620	153,683
Valuation adjustment for loan receivable held-for-sale	41,767	7,227	-
Changes in operating assets and liabilities:
Other assets	(46,779)	(42,034)	(36,053)
Other liabilities	(10,755)	(279)	(564)
Management fee payable - affiliate	(19,246)	17,705	(552)
Net cash (used in) provided by operating activities	(30,460)	84,517	111,140

Cash flows from investing activities
Loan originations, acquisitions and advances, net of fees	(121,014)	(504,704)	(769,710)
Advances on loan receivable held-for-sale	(12,079)	(2,961)	-
Repayments of loans receivable	1,604,866	647,151	550,060
Proceeds from sales of loans receivable	332,073	636,821	186,683
Extension and exit fees received from loans receivable	4,282	4,958	2,492
Reserves and deposits held for loans receivable	-	(5)	(1)
Proceeds from partial sales of real estate owned	60,484	-	-
Capital expenditures on real estate owned	(2,360)	(1,349)	(2,093)
Capital expenditures on real estate owned held-for-sale	(362)	-	-
Payment of deferred leasing costs	(725)	-	-
Cash and restricted cash acquired from foreclosures on real estate owned	4,148	-	256
Payment of transaction costs from foreclosures on real estate owned	(1,592)	-	(7,024)
Net cash provided by (used in) investing activities	1,867,721	779,911	(39,337)

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

($ in thousands)

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Cash flows from financing activities
Dividends paid	-	(120,681)	(192,159)
Payments for withholding taxes upon delivery of stock-based awards	(1,467)	(3,489)	(3,897)
Proceeds from secured financings	696,246	1,465,498	1,027,847
Proceeds from debt related to real estate owned hotel portfolio	235,000	-	-
Payment of deferred financing costs	(26,237)	(16,545)	(13,511)
Payment of exit fees on secured financing	(1,038)	-	(13)
Purchase of interest rate cap	(71)	(521)	-
Repayments of secured financings	(2,245,772)	(2,247,452)	(996,404)
Repayments of secured term loan	(161,637)	(7,627)	(26,936)
Repayments of debt related to real estate owned hotel portfolio	(275,000)	(15,000)	-
Net cash used in financing activities	(1,779,976)	(945,817)	(205,073)

Net increase (decrease) in cash, cash equivalents and restricted cash	57,285	(81,389)	(133,270)
Cash, cash equivalents and restricted cash, beginning of period	133,500	214,889	348,159
Cash, cash equivalents and restricted cash, end of period	$190,785	$133,500	$214,889

Cash and cash equivalents, end of period	$173,186	$99,075	$187,301
Restricted cash, end of period	17,599	34,425	27,588
Cash, cash equivalents and restricted cash, end of period	$190,785	$133,500	$214,889

Supplemental disclosure of cash flow information:
Cash paid for interest	$313,233	$439,364	$465,911

Supplemental disclosure of non-cash investing and financing activities:
Dividends accrued	$-	$-	$35,328
Loan principal payments held by servicer	$-	$-	$11,000
Accrued deferred financing costs	$-	$648	$-
Accrued loan sale transaction costs	$-	$44	$-
Accrued loans receivable held-for-investment extension fees	$-	$-	$341
Real estate acquired in foreclosure	$344,670	$-	$128,563
Lease intangibles, net acquired in foreclosures on real estate owned	$7,030	$-	$20,080
Working capital acquired in foreclosures on real estate owned	$(7,937)	$-	$(6,623)
Accrued real estate foreclosure costs	$55	$-	$-
Settlement of loans receivable in foreclosures on real estate owned	$393,464	$-	$208,797
Settlement of accrued interest receivable in foreclosures on real estate owned	$1,557	$-	$-

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

We consolidate all entities that are controlled either through majority ownership or voting rights. We also identify entities for which control is achieved through means other than through voting rights (a variable interest entity or “VIE”) using the analysis as set forth in Accounting Standards Codification (“ASC”) 810, Consolidation of Variable Interest Entities, and determine when and which variable interest holder, if any, should consolidate the VIE. We do not have any consolidated variable interest entities as of December 31, 2025 and 2024. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Loans Receivable Held-for-Sale

Loans that we have originated or acquired and for which we have an intent and ability to sell are classified as loans receivable held-for-sale and are reflected on our consolidated balance sheet at the lower of (i) amortized cost and (ii) estimated fair value less estimated transaction costs. If the expected sale proceeds is below a loan’s amortized cost generally as a result of a diminution in the value of the collateral asset, a specific CECL reserve is recorded and subsequently charged-off in the period in which we have determined the loan meets the held-for-sale criteria, and the loan is subsequently reclassified to held-for-sale. Once a loan is classified as

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

held-for-sale, subsequent adjustments to the fair value of such loan are reflected within valuation adjustment for loan receivable held-for-sale on our consolidated statements of operations.

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

Current Expected Credit Losses

The current expected credit loss (“CECL”) reserve required under ASC 326, Financial Instruments – Credit Losses, reflects our current estimate of potential credit losses related to our loan portfolio. Changes to the CECL reserve are recognized through a provision for or reversal of current expected credit loss reserve on our consolidated statements of operations. ASC 326 specifies the reserve should be based on relevant information about past events, including historical loss experience, current loan portfolio, market conditions and reasonable and supportable macroeconomic forecasts through each loan within our loan portfolio’s expected remaining duration.

General CECL Reserve

Our loans are typically collateralized by real estate, or in the case of mezzanine loans, by an equity interest in an entity that owns real estate. We consider key credit quality indicators in underwriting loans and estimating credit losses, including: the capitalization of borrowers and sponsors; the expertise of the borrowers and sponsors in a particular real estate sector and geographic market; collateral type; geographic region; use and occupancy of the property; property market value; loan-to-value (“LTV”) ratio; loan amount and lien position; our risk ratings; and prior experience with the borrower/sponsor. This information is used to assess the financial and operating capability, experience and profitability of the borrower/sponsor. Ultimate repayment of our loans is sensitive to interest rate changes, general economic conditions, performance of the collateral asset, financial wherewithal of the borrower/sponsor, LTV ratio, existence of a liquid investment sales market for commercial properties, and availability of replacement financing.

We regularly evaluate on a loan-by-loan basis, the extent and impact of any credit deterioration associated with the performance and/or value of the collateral property, the financial and operating capability of the borrower/sponsor, the financial strength of loan guarantors, if any, and the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such analyses are completed and reviewed by asset management personnel and evaluated by senior management on at least a quarterly basis, utilizing various data sources, including, to the extent available, (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections, (iii) sales and financing comparables, (iv) current credit spreads for refinancing and (v) other relevant market data.

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

The WARM method requires us to reference historical loan loss data from a comparable data set and apply such loss rate to each of our loans over their expected remaining duration, taking into consideration expected economic conditions over the forecasted timeframe. Our general CECL reserve reflects our forecast of the current and future macroeconomic conditions that may impact the performance of the commercial real estate assets securing our loans and each borrower’s ultimate ability to repay. These estimates include unemployment rates, price indices for commercial properties, and market liquidity, all of which may influence the likelihood and magnitude of potential credit losses for our loans during their expected remaining duration. Additionally, further adjustments may be made based upon loan positions senior to ours, the risk rating of a loan, whether a loan is a construction loan, timing of the loan’s initial maturity, or the economic conditions specific to the property type of a loan’s collateral property.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

To estimate an annual historical loss rate, we obtained historical loss rate data for loans most comparable to our loan portfolio from a commercial mortgage-backed securities database licensed by a third party, Trepp, LLC, which contains historical loss data from the 1990s through December 31, 2025. We believe this CMBS data is the most relevant, available, and comparable dataset to our portfolio.

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
4.
High Risk/Potential for Loss: A loan that has a risk of realizing a principal loss
5.
Impaired/Loss Likely: A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss

Specific CECL Reserve

In certain circumstances, we may determine that a loan is no longer suited for the WARM method because (i) it has unique risk characteristics, (ii) we have deemed the borrower/sponsor to be experiencing financial difficulty and the repayment of the loan’s principal is collateral-dependent, (iii) we anticipate assuming legal title and/or physical possession of the collateral property and the fair value of the collateral asset is determined to be below the carrying value of our loan, and/or (iv) recovery of our loan may occur at an amount below our loan’s carrying value. We may instead elect to employ different methods to estimate credit losses that also conform to ASC 326 and related guidance. For such loans, we would separately measure the specific reserve for each loan by using the estimated fair value of the loan’s collateral. In certain circumstances, we may recognize a specific reserve based upon anticipated proceeds from the disposition of our loan. If the estimated fair value of the collateral or anticipated proceeds from the disposition of our loan is less than the carrying value of the loan, an asset-specific reserve is created as a component of our overall current expected credit loss reserve. Specific reserves are equal to the excess of a loan’s carrying value over the estimated fair value of the collateral or anticipated proceeds from the disposition of our loan. If recovery of our loan is expected from the sale of the collateral, specific reserves are equal to the excess of a loan’s carrying value over the estimated fair value of the collateral less estimated costs to sell.

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

See Note 3 - Loan Portfolio - Current Expected Credit Losses for further detail.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Financial Instruments

Financial instruments held by us generally include cash and cash equivalents, restricted cash, loans receivable held-for-investment, loans receivable held-for-sale, other assets, other liabilities, management fee payable - affiliate, repurchase agreements, term participations, notes payable, secured term loan and debt related to real estate owned hotel portfolio. The estimated fair value of cash and cash equivalents, restricted cash, other assets (excluding the fair value of our interest rate cap), other liabilities, and management fee payable - affiliate approximates their current carrying amount.

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

Restricted Cash

Restricted cash includes reserve balances for real estate taxes, insurance, capital improvements, and deferred maintenance for our real estate owned hotel portfolio and multifamily properties, as well as lockbox accounts held pursuant to the terms of certain financings.

Real Estate Owned (and Related Debt)

To maximize recovery from certain defaulted loans, we may from time to time assume legal title and/or physical possession of the collateral property of a defaulted loan through foreclosure, a deed-in-lieu of foreclosure, or an assignment-in-lieu of foreclosure. We account for acquisitions of real estate, including foreclosures, deed-in-lieu of foreclosures, or assignment-in-lieu of foreclosures, in accordance with ASC 805, Business Combinations, which first requires that we determine if the real estate investment is the acquisition of an asset or a business combination. Under this model, we identify and determine the estimated fair value of any assets acquired and liabilities assumed. This generally results in the allocation of the purchase price to the assets acquired and liabilities assumed based on the relative estimated fair values of each respective asset and liability.

In such instances, the asset is classified as real estate owned held-for-investment, net on our consolidated balance sheets. Real estate owned is initially recorded at estimated fair value, plus acquisition costs in the instance of an asset acquisition, and is subsequently presented net of accumulated depreciation. Depreciation on real estate assets held-for-investment, except for land, is computed using a straight-line method over estimated useful lives ranging from 5 to 40 years and is recognized in depreciation and amortization expense on our consolidated statements of operations. If the held-for-sale criteria prescribed by ASC 360, Property, Plant, and Equipment, are met, the asset is classified as real estate owned held-for-sale and reflected at the lower of (i) amortized cost and (ii) estimated fair value less estimated transaction costs on our consolidated balance sheets. Once classified as real estate owned held-for-sale, we cease recognition of the related depreciation and amortization. If a real estate owned asset no longer meets the held-for-sale criteria, the asset is reclassified as real estate owned held-for-investment and reflected at the lower of (i) amortized cost prior to classification to held-for-sale with adjustments for depreciation during the held-for-sale period, if applicable, and (ii) estimated fair value.

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

Real estate assets held-for-investment are evaluated for indicators of impairment on a quarterly basis. Factors that we may consider in our impairment analysis include, among others: (i) significant underperformance relative to historical or anticipated operating results;

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

(ii) significant negative industry or economic trends; (iii) costs necessary to extend the life or improve the real estate asset; (iv) significant increase in competition; and (v) ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows expected to be generated by the real estate asset over the estimated remaining holding period is less than the carrying amount of such real estate asset. Cash flows include operating cash flows and anticipated capital proceeds generated by the sale of the real estate asset. If the sum of such estimated undiscounted cash flows is less than the carrying amount of the real estate asset, an impairment charge is recorded equal to the excess of the carrying value of the real estate asset over its estimated fair value. When determining the estimated fair value of a real estate asset, we make certain assumptions including consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon our estimate of a capitalization rate and discount rate. There were no impairments of our real estate owned held-for-investment assets through December 31, 2025.

Debt assumed in a foreclosure, deed-in-lieu of foreclosure, or assignment-in-lieu of foreclosure of real estate is recorded at its estimated fair value at the time of the acquisition.

See Note 5 - Real Estate Owned for further detail.

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

At each reporting period we assess whether there are any indicators of other-than-temporary impairment of our equity investments. There were no other-than-temporary impairments of our equity method investment through December 31, 2025.

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

As of December 31, 2025 and 2024, our only derivative is our interest rate cap on our debt related to real estate owned hotel portfolio, which is recognized on our consolidated balance sheets at fair value within other assets. To determine the fair value of our interest rate cap, we use a variety of methods and assumptions that are based on market conditions as of the balance sheet date, such as discounted cash flows and option-pricing models.

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

Other Assets

Other assets generally include interest receivable, net of CECL reserves related to interest receivable for loans on non-accrual status, miscellaneous receivables, prepaid expenses, deferred tax asset (net of any valuation allowance), deferred financing costs, net of accumulated amortization related to certain of our secured financings, interest rate cap at fair value, and certain lease intangible assets, net of accumulated amortization. As of December 31, 2025, we incurred $5.1 million of costs in connection with the January 2026 refinancing of our secured term loan and issuance of warrants which, as of December 31, 2025, are included within other assets on our consolidated balance sheet, $0.6 million of which remains accrued and included within other liabilities on our consolidated balance sheet. See Note 6 - Debt Obligations - Secured Term Loan for further detail.

Deferred Financing Costs

Deferred financing costs include costs and discounts related to the establishment and ongoing operations of our secured financings, and may include fees paid to the financing counterparty when financing a specific asset and original issue discount, if any. Costs related

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

to our repurchase agreements and term participation facility are included within other assets on our consolidated balance sheets and are amortized as interest expense using the straight-line method over the contractual term of the repurchase agreement or the contractual term of the collateral asset for the term participation facility. Costs and discounts, if any, related to notes payable, secured term loan, and debt related to real estate owned hotel portfolio are presented on our consolidated balance sheets as direct deductions from the carrying amount of the respective obligation and are amortized as interest expense using the effective interest method over the contractual term of the obligation. When a secured financing is modified, costs incurred to our counterparty are accounted for as deferred financing costs, whereas costs incurred to third-parties are expensed to general and administrative expense on our consolidated statements of operations.

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

Repurchase Agreements

We finance certain of our loans receivable and real estate owned assets using repurchase agreements, whereby an asset is sold to a counterparty to be repurchased at a later date at a predetermined price. Such arrangements are accounted for as secured financings under GAAP and are presented as a liability on our consolidated balance sheets. Prior to repurchase, interest is incurred to the counterparty based upon the sales price and a predetermined interest rate. Borrowings under the repurchase agreements are partially recourse to us.

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

Notes Payable, Net

We finance certain of our loans receivable using direct financing, collateralized by the loans receivable, which are presented as liability net of any unamortized deferred financing costs and discounts, if any, on our consolidated balance sheets. Certain of our notes payable are partially recourse to us. Subsequent to December 31, 2025, our notes payable were fully extinguished. See Note 6 - Debt Obligations - Notes Payable for further detail.

Secured Term Loan, Net

Our prior secured term loan was collateralized by a pledge of equity in certain subsidiaries and their related assets and was presented on our consolidated balance sheets net of any unamortized deferred financing costs and discounts, if any. Our prior secured term loan was fully recourse to us. In January 2026, we refinanced our secured term loan. See Note 6 - Debt Obligations - Secured Term Loan for further detail.

Other Liabilities

Other liabilities generally includes interest payable, accrued expenses, general CECL reserves related to our unfunded loan commitments, and below market lease values, net.

Revenue Recognition

Interest income from loans receivable is recorded on the accrual basis based on the unpaid principal balance and the contractual terms of the loans. Fees, premiums, discounts and direct costs associated with these loans are initially deferred and recognized as an adjustment to unpaid principal balance until the loan is advanced and are then amortized or accreted into interest income over the term of the loan as an adjustment to yield using the effective interest method based on expected cash flows through the expected recovery period. Income accrual may be suspended for loans when we determine that the payment of income and/or principal is no longer probable. Once income accrual is suspended, any previously recognized interest income deemed uncollectible is either reversed against interest income or reserved for under our CECL reserve. Factors considered when making this determination include, but are not limited to, our assessment of the collateral value, delinquency in excess of 90 days, and overall market conditions. While on non-accrual status, based on our estimation as to collectability of principal, payments received from the borrower are either accounted for on a cash basis, where interest income is recognized only upon actual receipt of cash, or on a cost-recovery basis, where all cash receipts reduce a loan’s

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

carrying value. If and when a loan is brought back into compliance with its contractual terms, and we have determined that the borrower has demonstrated an ability and willingness to continue to make contractually required payments related to the loan, we resume accrual of interest.

Revenue from real estate owned represents revenues associated with the operations of our hotel portfolio, mixed-use property, and multifamily properties classified as real estate owned.

Revenue from the operations of our hotel portfolio is recognized when guestrooms are occupied, services have been rendered or fees have been earned. Hotel revenues consist of room sales, food and beverage sales and other hotel revenues and are recorded net of any discounts, sales and other taxes collected from customers. In accordance with ASC 606, Revenue from Contracts with Customers, revenue from our hotel portfolio is recognized when we transfer promised services to customers in an amount that reflects the consideration to which we expect to be entitled to in exchange for those services. ASC 606 includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when the performance obligation is satisfied. Our contracts generally have a single performance obligation, such as renting a hotel room to a customer, providing food and beverage to a customer, or providing a hotel property related good or service to a customer. Our performance obligations are generally satisfied at a point in time.

Revenue from operations of our mixed-use and multifamily properties is derived from lease agreements with tenants, which we account for under ASC 842, Leases. Such lease agreements generally provide for fixed rent payments, which we recognize on a straight-line basis over the lease term, and variable rent payments, including reimbursement of certain operating expenses and miscellaneous fees, which we recognize when earned. These reimbursements represent revenue attributable to non-lease components for which the timing and pattern of recognition is the same for lease components. We use the practical expedient, which allows us to account for lease and non-lease components as a single component for all classes of underlying assets. We periodically evaluate the collectability of tenant receivables required under the lease agreements. If we determine that collectability is not probable, we reverse any difference between revenue recognized to date and payments that have been collected from the tenant to date as a current period adjustment to revenue from real estate owned. Lease agreements with residential tenants are generally for one-year terms and lease agreements with commercial tenants are generally for terms ranging from ten to fifteen years, and customarily are renewable upon consent of both parties.

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

Reportable Segments

We have determined that our Chief Operating Decision Maker (“CODM”) is J. Michael McGillis, our Chief Financial Officer, President, and Director. For the year ended December 31, 2023, as a result of obtaining title to our mixed-use property and the performance of our hotel portfolio, our CODM determined that we have two operating segments and two reporting segments, with activities related to investing in income-producing loans collateralized by institutional quality commercial real estate and activities related to the operations of our real estate owned assets. See Note 3 - Loan Portfolio for further detail of our loan portfolio, Note 5 - Real Estate Owned for further detail of our real estate owned assets, and Note 15 - Segment Reporting for further detail of segment profit and loss.

Recent Accounting Guidance

The FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”). The standard clarifies required form and content of interim financial statements and notes and requires entities issuing condensed financial statements to disclose certain events occurring since the end of the most recent fiscal year that have a material impact on the entity. ASU 2025-11

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The adoption of ASU 2025-11 is not expected to have a material impact on our consolidated financial statements.

The FASB issued ASU 2025-08, “Financial Instruments - Credit Losses (Topic 326): Purchased Loans” (“ASU 2025-08”). The standard requires recognition of an initial CECL reserve upon the acquisition of a loan which has not experienced a more than insignificant credit deterioration since origination. The initial CECL reserve is amortized as an adjustment to interest income with subsequent changes to the CECL reserve recognized through earnings. ASU 2025-08 is effective for annual periods beginning after December 15, 2026 and interim periods within, with early adoption permitted. Effective October 1, 2025, we adopted ASU 2025-08 on a prospective basis and such adoption did not have a material impact on our consolidated financial statements.

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

The FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”). The standard provides improvements to income tax disclosure requiring disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is effective for annual periods beginning after December 15, 2024. As such, we have adopted ASU 2023-09 on a prospective basis and the adoption did not have a material impact on our consolidated financial statements.

The FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The standard provides improvements to reportable segment disclosure requirements for annual and interim reporting, primarily through enhanced disclosures about significant segment expenses and measures of segment profit or loss. The standard is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024. As such, we have adopted ASU 2023-07 retrospectively for all periods presented. See Note 15 - Segment Reporting for further detail.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Note 3. Loan Portfolio

Loans Receivable

Our loan receivable held-for-investment portfolio as of December 31, 2025 was comprised of the following loans ($ in thousands, except for number of loans):

	Number of Loans	Loan Commitment(1)	Unpaid Principal Balance	Carrying Value (2)	Weighted Average Spread(3)	Weighted Average Interest Rate(4)
Loans receivable held-for-investment:
Variable:
Senior loans(5)	31	$4,202,628	$3,930,750	$3,562,183	+ 3.17%	5.46%
	31	4,202,628	3,930,750	3,562,183	+ 3.17%	5.46%
Fixed:
Senior loans(5)	1	$1,607	$1,607	$1,607	N/A	0.00%
Subordinate loans	1	125,000	125,000	124,939	N/A	8.50%
	2	126,607	126,607	126,546		8.39%
Total/Weighted Average	33	$4,329,235	$4,057,357	$3,688,729	N/A	5.55%
General CECL reserve				(73,328)
Loans receivable held-for-investment, net				$3,615,401
(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Net of specific CECL reserves of $365.4 million.
(3)
The weighted average spread is expressed as a spread over the relevant floating benchmark rates. One-month term Secured Overnight Financing Rate (“SOFR”) as of December 31, 2025 was 3.69%. Weighted average is based on unpaid principal balance as of December 31, 2025. For loans placed on non-accrual, the spread used in calculating the weighted average spread is 0%.
(4)
Reflects the weighted average interest rate based on the applicable floating benchmark rate (if applicable), including SOFR floors (if applicable). Weighted average is based on unpaid principal balance as of December 31, 2025 and includes loans on non-accrual status. For loans placed on non-accrual, the interest rate used in calculating the weighted average interest rate is 0%.
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

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

(5)
Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans (if any), and pari passu participations in senior mortgage loans.

Activity relating to our loans receivable held-for-investment portfolio for the years ended December 31, 2025 and 2024 ($ in thousands):

	Unpaid Principal Balance	Deferred Fees and Discounts	Specific CECL Reserve	Carrying Value (1)
Balance at December 31, 2024	$6,200,290	$(9,998)	$(120,920)	$6,069,372
Advances on existing loans	121,014	-	-	121,014
Non-cash advances in lieu of interest	47,972	-	-	47,972
Origination fees, discounts, extension fees and exit fees	-	(4,282)	-	(4,282)
Repayments of loans receivable	(1,604,866)	-	-	(1,604,866)
Repayments of non-cash advances in lieu of interest	(36,352)	-	-	(36,352)
Accretion of fees and discounts	-	10,616	-	10,616
Sales of loans receivable	(80,408)	-	23,782	(56,626)
Transfer to real estate owned, held-for-investment (See Note 5)	(369,983)	231	23,911	(345,841)
Transfer to loans receivable held-for-sale	(30,000)	-	1,931	(28,069)
Provision for specific CECL reserve	-	-	(484,209)	(484,209)
Charge-offs	(190,310)	229	190,081	-
Balance at December 31, 2025	$4,057,357	$(3,204)	$(365,424)	$3,688,729
General CECL reserve				(73,328)
Carrying Value				$3,615,401
(1)
Balance at December 31, 2024 does not include general CECL reserve.

	Unpaid Principal Balance	Deferred Fees and Discounts	Specific CECL Reserve	Carrying Value (1)
Balance at December 31, 2023	$7,044,524	$(24,141)	$(72,587)	$6,947,796
Loan receivable acquired in connection with a full loan repayment	100,007	(2,278)	-	97,729
Advances on existing loans	406,975	-	-	406,975
Non-cash advances in lieu of interest	41,318	-	-	41,318
Origination fees, discounts, extension fees and exit fees	-	(4,618)	-	(4,618)
Repayments of loans receivable	(636,151)	-	-	(636,151)
Repayments of non-cash advances in lieu of interest	(23,051)	-	-	(23,051)
Accretion of fees and discounts	-	19,793	-	19,793
Sales of loans receivable	(60,256)	207	440	(59,609)
Transfer to loans held-for-sale	(673,076)	1,039	75,249	(596,788)
Provision for specific CECL reserve	-	-	(124,022)	(124,022)
Balance at December 31, 2024	$6,200,290	$(9,998)	$(120,920)	$6,069,372
General CECL reserve				(122,110)
Carrying Value				$5,947,262
(1)
Balance at December 31, 2023 does not include general CECL reserve.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Sales of Loans Receivable

The following table summarizes our loans receivable sold during the year ended December 31, 2025 ($ in thousands):

Property Type	Location	Loan Commitment	Unpaid Principal Balance Before Principal Charge-Off/ Valuation Allowance	Carrying Value Before Principal Charge-Off/ Valuation Allowance	Principal Charge-Off and Valuation Allowance	Sale Proceeds	Risk Rating (2)
For Sale Condo (1) (3)	CA	$247,260	$223,491	$223,491	$(77,100)	$146,391	4
Hospitality (1)	CA	101,059	101,059	101,299	(315)	100,984	3
Hospitality (1) (4)	CA	80,408	80,408	80,408	(23,782)	56,626	4
Land (1) (5)	MA	30,000	30,000	30,000	(1,931)	28,069	3
Total sold, year ended December 31, 2025		$458,727	$434,958	$435,198	$(103,128)	$332,070
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
(3)
Principal charge-off and valuation allowance attributable to the delinquency of the loan and its $23.8 million of remaining unfunded commitments. During the year ended December 31, 2025, we recognized a $41.8 million valuation allowance as a result of additional protective advances made and a decrease in proceeds ultimately received. Effective October 1, 2024, this loan was placed on non-accrual status.
(4)
Principal charge-off attributable to the diminution in the value of the collateral asset, and prorations and transaction costs related to the sale.
(5)
Through a mortgage foreclosure auction of the collateral property, we sold our right, title, and interest in the collateral asset to an unaffiliated purchaser for a gross sales price of $28.1 million.

During the year ended December 31, 2023, we sold a senior loan collateralized by a portfolio of multifamily properties located in San Francisco, CA. We obtained a true-sale-at-law opinion and determined the transaction constituted a sale. Concurrent with the sale, we entered into an agreement with the transferee which provides for a share of cash flows from the senior loan upon the transferee achieving certain financial metrics. As of December 31, 2025, we have not recognized any value to this interest on our consolidated financial statements.

Loan Modification and Repayment Activity

In December 2025, we agreed to a discounted loan payoff of $104.0 million on an office loan with an unpaid principal balance of $150.0 million. As a result of this repayment, we recognized a $46.0 million charge-off through our provision for current expected credit loss reserve. Such amount was previously contemplated within our general CECL reserve.

In July 2025, we received a discounted loan payoff of $350.0 million on a multifamily loan with an unpaid principal balance of $390.0 million. Retroactive to its initial maturity date of November 2024, we agreed to a modification of this loan which provided for (i) a discounted loan payoff of $350.0 million, contingent on the borrower meeting prescribed conditions within a certain timeframe, (ii) an extension of the maturity date from November 1, 2024 to August 1, 2025, (iii) a curtailment of existing maturity extension options, and (iv) partial deferral of monthly debt service payments until maturity. In July 2025, this loan was repaid in accordance with the terms of the modified loan agreement, and we recognized a principal charge-off equal to the agreed upon discount. This loan remained on accrual status through repayment as the borrower continued to perform in accordance with the terms of the modified loan agreement.

In June 2025, we sold a previously modified hospitality loan for a gross sales price of $59.25 million. After prorations and transaction costs, we recognized a $23.8 million principal charge-off through our provision for current expected credit loss reserve. Prior to this loan sale, the loan had an unpaid principal balance of $80.4 million, was in maturity default, and was risk rated 4. Concurrent with this loan sale, we entered into an agreement with the guarantor of the loan receivable which provides for a partial repayment of such individual’s loan guarantee. As of December 31, 2025, we have not recognized any value to this agreement on our consolidated financial statements.

In April 2025, we agreed to a discounted loan payoff of $775,000 on a subordinate loan secured by an equity interest in a retail property in Brooklyn, NY with an unpaid principal balance of $886,000. Prior to this repayment, the loan was risk rated 5, on non-accrual status, and fully reserved for as part of our specific CECL reserves. As a result of this repayment, we recognized a $109,000 charge-off through our provision for current expected credit loss reserve.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

In March 2025, we agreed to a loan repayment of a land loan with an unpaid principal balance of $183.0 million and deferred interest receivable of $6.4 million, which resulted in (i) a discounted loan payoff of $164.7 million, (ii) a discounted repayment of deferred interest receivable of $2.9 million, and (iii) a waiver of a $0.5 million exit fee. As a result of this repayment, we recognized a $22.3 million charge-off through our provision for current expected credit loss reserve.

In March 2025, we agreed to a discounted loan payoff of a previously modified office loan with an unpaid principal balance of $87.8 million prior to a principal charge-off following the borrower’s sale of the collateral asset in April 2025. After prorations and transaction costs, we recognized a $23.7 million charge-off through our provision for current expected credit loss reserve as a result of this discounted repayment. Prior to this loan repayment, the loan was in maturity default and risk rated 4. Effective March 31, 2025, this loan was placed on non-accrual status.

Concentration of Risk

The following table presents our loans receivable held-for-investment by loan type, as well as property type and geographic location of the properties collateralizing these loans as of December 31, 2025 and 2024 ($ in thousands):

	December 31, 2025		December 31, 2024
Loan Type	Carrying Value (1)	Percentage	Carrying Value (2)	Percentage
Senior loans(3)	$3,563,790	97%	$5,944,494	98%
Subordinate loans	124,939	3%	124,878	2%
	$3,688,729	100%	$6,069,372	100%
General CECL reserve	(73,328)		(122,110)
	$3,615,401		$5,947,262

Property Type	Carrying Value (1)	Percentage	Carrying Value (2)	Percentage
Multifamily	$1,603,610	44%	$2,584,728	43%
Hospitality	806,913	22%	1,129,666	19%
Office	589,152	16%	859,085	14%
Mixed-use (4)	312,467	8%	541,311	9%
Land	187,100	5%	488,643	8%
Retail	151,535	4%	129,755	2%
Other	37,952	1%	336,184	5%
	$3,688,729	100%	$6,069,372	100%
General CECL reserve	(73,328)		(122,110)
	$3,615,401		$5,947,262

Geographic Location	Carrying Value (1)	Percentage	Carrying Value (2)	Percentage
United States
West	$1,583,143	43%	$1,916,586	32%
Northeast	744,852	20%	1,583,579	26%
Midwest	418,503	11%	486,724	8%
Southeast	378,169	10%	659,172	11%
Southwest	276,335	8%	589,956	10%
Mid Atlantic	249,775	7%	793,359	12%
Other	37,952	1%	39,996	1%
	$3,688,729	100%	$6,069,372	100%
General CECL reserve	(73,328)		(122,110)
	$3,615,401		$5,947,262
(1)
Net of specific CECL reserves of $365.4 million at December 31, 2025.
(2)
Net of specific CECL reserves of $120.9 million at December 31, 2024.
(3)
Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans and pari passu participations in senior mortgage loans.
(4)
At December 31, 2025, mixed-use consists of 2% office, 2% life science, 2% hospitality, 1% multifamily, and 1% retail. At December 31, 2024, mixed-use consists of 3% office, 3% multifamily, 2% retail, 1% hospitality, and immaterial amounts of for sale condo.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Interest Income and Accretion

The following table summarizes our interest and accretion income from our loan portfolio and interest on cash balances for the years ended December 31, 2025, 2024, and 2023 ($ in thousands):

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Coupon interest	$371,295	$573,055	$662,789
Accretion of fees and discounts	10,616	19,793	22,809
Interest on cash, cash equivalents, and other income	7,596	8,561	12,276
Total interest and related income(1)	$389,507	$601,409	$697,874
(1)
For the years ended December 31, 2025, 2024, and 2023, we recognized $1.2 million, $4.5 million, and $1.6 million, respectively, of default interest, late fees, pre-payment penalties, and/or accelerated fees following repayments prior to maturity.

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

The following tables allocate the principal balance and carrying value of our loans receivable held-for-investment based on our internal risk ratings as of December 31, 2025 and 2024 ($ in thousands):

December 31, 2025
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value (1)	% of Total of Carrying Value
1	-	$-	$-	0%
2	2	303,779	302,914	8%
3	15	1,732,088	1,731,270	47%
4	5	613,714	613,652	17%
5	11	1,407,776	1,040,893	28%
	33	$4,057,357	$3,688,729	100%
General CECL reserve			(73,328)
			$3,615,401
(1)
Net of specific CECL reserves of $365.4 million.

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

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2025 and 2024, the average risk rating of our loans receivable held-for-investment portfolio was 3.6 and 3.5, respectively, weighted by carrying value net of specific CECL reserves.

The following table presents the carrying value and significant characteristics of our loans receivable held-for-investment on non-accrual status as of December 31, 2025 ($ in thousands):

Property Type	Location	Risk Rating	Unpaid Principal Balance	Carrying Value Before Specific CECL Reserve	Specific CECL Reserve	Net Carrying Value	Interest Recognition Method / as of Date
Multifamily	CA	5	$402,341	$402,223	$(102,223)	$300,000	Cash Basis/ 6/30/2025
Office	GA	5	225,497	225,497	(34,697)	190,800	Cost Recovery/ 12/31/2025
Multifamily	CO	5	170,000	170,000	(72,000)	98,000	Cash Basis/ 9/30/2025
Land	VA	5	157,129	157,129	(37,029)	120,100	Cost Recovery/ 1/1/2023
Multifamily	TX	5	137,696	137,181	(47,181)	90,000	Cash Basis/ 7/1/2024
Office	CA	5	111,542	111,263	(23,363)	87,900	Cost Recovery/ 4/1/2023
Office	GA	5	67,892	67,494	(28,294)	39,200	Cost Recovery/ 9/1/2023
Multifamily (1) (2)	TX	5	37,400	37,400	-	37,400	Cash Basis/ 6/30/2025
Multifamily	TX	5	25,373	25,312	(2,912)	22,400	Cash Basis/ 7/1/2024
Other (2)	Other	5	1,607	1,607	-	1,607	Cost Recovery/ 7/1/2020
Total risk rated 5 loans (3)			1,336,477	1,335,106	(347,699)	987,407
Office	CA	4	93,214	92,827	-	92,827	Cost Recovery/ 9/1/2023
Land (4)	NY	4	67,000	67,000	-	67,000	Cash Basis/ 11/1/2021
Total risk rated 4 loans			160,214	159,827	-	159,827
Total non-accrual			$1,496,691	$1,494,933	$(347,699)	$1,147,234

(1)
In January 2026, we acquired legal title to the collateral property through a mortgage foreclosure. In anticipation of such foreclosure, we recognized a principal charge-off of $39.1 million as of December 31, 2025.
(2)
Amounts deemed uncollectible have been charged-off as of December 31, 2025.
(3)
Amount excludes one risk rated 5 loan with an unpaid principal balance of $71.3 million and a carrying value net of specific CECL reserves of $53.5 million that remained on accrual status as monthly debt service was satisfied through borrower funded reserves. In February 2026, we assigned our right, title, and interest in this loan receivable and the collateral property to our financing counterparty in exchange for the full extinguishment of amounts due under the related financing. See Note 6 - Debt Obligations - Notes Payable for further detail.
(4)
In January 2026, this loan was repaid in full. During the year ended December 31, 2025, we recognized $3.0 million of interest income on a cash basis from this loan, which is included in the $6.0 million of interest income recognized on a cash basis as discussed below for the year ended December 31, 2025.

As of December 31, 2025, loans receivable classified as non-accrual represented 31.1% of our total loans receivable held-for-investment, based on carrying value net of specific CECL reserves. During the year ended December 31, 2025, we (i) recognized $6.0 million of interest income on a cash basis for loans on non-accrual status and (ii) received $16.2 million of cost recovery proceeds for loans on non-accrual status, of which $13.6 million was applied against past due interest and reduced the related CECL reserve. Further, the above table excludes three loans with an aggregate carrying value of $453.8 million that are in maturity default but remain on accrual status as the borrower is either current on interest payments or interest is deemed collectible based on the collateral property’s value.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

The following table presents the carrying value and significant characteristics of our loans receivable held-for-investment on non-accrual status as of December 31, 2024 ($ in thousands):

Property Type	Location	Risk Rating	Unpaid Principal Balance	Carrying Value Before Specific CECL Reserve	Specific CECL Reserve	Net Carrying Value	Interest Recognition Method / as of Date
Land	VA	5	$152,834	$152,834	$(32,734)	$120,100	Cost Recovery/ 1/1/2023
Multifamily (1)	TX	5	119,084	118,717	(617)	118,100	Cash Basis/ 10/1/2024
Office	CA	5	111,542	111,263	(20,463)	90,800	Cost Recovery/ 4/1/2023
Multifamily (1)	NV	5	96,529	96,082	(16,682)	79,400	Cash Basis/ 1/1/2024
Office	GA	5	68,492	68,094	(27,894)	40,200	Cost Recovery/ 9/1/2023
Multifamily (1)	AZ	5	50,164	49,957	(7,157)	42,800	Cash Basis/ 1/1/2024
Multifamily (1)	TX	5	39,279	39,085	(10,885)	28,200	Cash Basis/ 1/1/2024
Multifamily	TX	5	24,865	24,804	(3,604)	21,200	Cash Basis/ 7/1/2024
Other (2)	Other	5	1,651	1,651	-	1,651	Cost Recovery/ 7/1/2020
Other (3)	NY	5	886	884	(884)	-	Cost Recovery/ 6/30/2023
Total risk rated 5 loans			665,326	663,371	(120,920)	542,451
Multifamily	TX	4	136,355	135,840	-	135,840	Cash Basis/ 7/1/2024
Office	CA	4	95,214	94,827	-	94,827	Cost Recovery/ 9/1/2023
Land (1)	NY	4	87,741	88,166	-	88,166	Cash Basis/ 4/1/2024
Land	NY	4	67,000	67,000	-	67,000	Cash Basis/ 11/1/2021
Total risk rated 4 loans			386,310	385,833	-	385,833
Total non-accrual			$1,051,636	$1,049,204	$(120,920)	$928,284
(1)
During the year ended December 31, 2025, we acquired legal title to the collateral property through mortgage or UCC foreclosures. See Note 5 - Real Estate Owned for further detail.
(2)
Amounts deemed uncollectible have been charged-off as of December 31, 2024.
(3)
In April 2025, we agreed to a loan repayment which resulted in a discounted loan payoff of $775,000.

As of December 31, 2024, loans receivable classified as non-accrual represented 15.3% of our total loans receivable held-for-investment, based on carrying value net of specific CECL reserves. During the year ended December 31, 2024, we (i) recognized $4.6 million of interest income on a cash basis for loans on non-accrual status and (ii) received $7.1 million of cost recovery proceeds for loans on non-accrual status. Further, the above table excludes (i) four loans with an aggregate carrying value of $394.8 million that are in maturity default but remain on accrual status as the borrower is either current on interest payments or interest is deemed collectible based on the collateral property’s value and (ii) three loans with an aggregate carrying value of $647.3 million that are delinquent in accordance with our revenue recognition policy but remain on accrual status as the interest is deemed collectible based on the collateral property’s value.

Current Expected Credit Losses

The current expected credit loss reserve required under GAAP reflects our current estimate of potential credit losses related to our loan commitments. See Note 2 for further detail of our current expected credit loss reserve methodology.

The following table illustrates the changes in the current expected credit loss reserve for our loans receivable held-for-investment for the years ended December 31, 2025 and 2024, respectively ($ in thousands):

		General CECL Reserve
	Specific CECL Reserve	Loans Receivable Held-for-Investment	Unfunded Loan Commitments (2)	Total General CECL Reserve	Accrued Interest Receivable (1)	Total CECL Reserve
Total reserve, December 31, 2023	$72,587	$70,371	$9,726	$80,097	$-	$152,684
Provision (reversal)	124,022	51,739	(4,180)	47,559	41,039	212,620
Charge-offs	(75,689)	-	-	-	(23,245)	(98,934)
Total reserve, December 31, 2024	$120,920	$122,110	$5,546	$127,656	$17,794	$266,370
Provision (reversal)	484,209	(48,782)	(1,206)	(49,988)	32,306	466,527
Charge-offs	(239,705)	-	-	-	(23,318)	(263,023)
Total reserve, December 31, 2025	$365,424	$73,328	$4,340	$77,668	$26,782	$469,874

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

(1)
CECL reserves for accrued interest receivable, if any, are included in other assets on our consolidated balance sheets. In December 2025, $1.6 million of accrued interest previously reserved for was satisfied upon the foreclosure of a land parcel. See Note 5 - Real Estate Owned for further detail.
(2)
CECL reserves for unfunded commitments are included in other liabilities on our consolidated balance sheets.

The following table illustrates our specific and general CECL reserves as a percentage of total unpaid principal balance of loans receivable held-for-investment as of December 31, 2025 and 2024:

	Specific CECL Reserve (1)	General CECL Reserve (2)	Total CECL Reserve (3)
Reserve at December 31, 2024	18.2%	2.3%	4.0%
Reserve at December 31, 2025	26.0%	2.9%	10.9%
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

During the year ended December 31, 2025, we recorded a provision for current expected credit losses of $466.5 million, which consisted of a $484.2 million increase in our specific CECL reserves prior to principal and exit fee charge-offs, a $32.3 million increase in CECL reserves on accrued interest receivable prior to charge-offs, offset in part by a $50.0 million decrease in our general CECL reserves. The increase in our specific CECL reserves was primarily attributable to specific reserves determined on loans now classified as risk rated 5, changes to collateral values, and protective advances made, offset in part by principal charge-offs recognized. The increase in our CECL reserves on accrued interest receivable is attributable to reserving against outstanding interest due to us upon loans being placed on non-accrual status during the year ended December 31, 2025, offset in part by a reduction in reserves upon the receipt or satisfaction of past due interest and charge-offs recognized. The decrease in our general CECL reserves was primarily attributable to the reduction in the size of our loan portfolio subject to determination of the general CECL reserve and the resolution of a contingent discounted loan payoff, offset in part by changes in risk ratings, non-accrual status, and expected remaining duration within our loan portfolio. As of December 31, 2025, our total current expected credit loss reserve was $469.9 million.

During the year ended December 31, 2024, we recorded a provision for current expected credit losses of $212.6 million, which consisted of a $47.6 million increase in our general CECL reserves, a $124.0 million increase in our specific CECL reserves prior to principal charge-offs, and a $41.0 million increase in CECL reserves on accrued interest receivable prior to charge-offs. The increase in our general CECL reserves was primarily attributable to changes in the historical loss rate of the analogous data set, consideration of a contingent discounted loan payoff, and changes in risk ratings, non-accrual status, and expected remaining duration within our loan portfolio, offset in part by the reduction in the size of our loan portfolio subject to determination of the general CECL reserve. The increase in our specific CECL reserves was primarily attributable to specific reserves determined on loans now classified as risk rated 5, changes in collateral values, protective advances made, the reclassification of a loan receivable to held-for-sale, offset in part by principal charge-offs recognized. The increase in our CECL reserves on accrued interest receivable is attributable to reserving against outstanding interest due to us upon loans being placed on non-accrual status during the year ended December 31, 2024, offset in part by charge-offs recognized. As of December 31, 2024, our total current expected credit loss reserve was $266.4 million.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Specific CECL Reserves

In certain circumstances, we may determine that a borrower is experiencing financial difficulty, and, if the repayment of the loan’s principal is collateral dependent, the loan is no longer suited for the WARM model. In these instances, there have been diminutions in the fair value and performance of the collateral property primarily as a result of reduced tenant and/or capital markets demand for such property types in the markets in which these assets and borrowers operate. For such loans, we seek resolutions through a variety of means including, but not limited to, foreclosures on the collateral asset, sales of our loan receivable, and discounted repayments. If we anticipate assuming legal title and/or physical possession of the collateral property and the fair value of the collateral asset is determined to be below the carrying value of our loan, we may recognize a specific CECL reserve. Furthermore, in certain circumstances, we may recognize a specific CECL reserve based upon anticipated proceeds from the disposition of our loan. The following table presents a summary of our risk rated 5 loans receivable held-for-investment as of December 31, 2025 ($ in thousands):

Property Type	Location	Unpaid Principal Balance	Carrying Value Before Specific CECL Reserve	Specific CECL Reserve	Net Carrying Value
Multifamily	CA	$402,341	$402,223	$(102,223)	$300,000
Multifamily	CO	170,000	170,000	(72,000)	98,000
Multifamily	TX	137,696	137,181	(47,181)	90,000
Multifamily (1)	TX	37,400	37,400	-	37,400
Multifamily	TX	25,373	25,312	(2,912)	22,400
Total Multifamily		772,810	772,116	(224,316)	547,800
Land	VA	157,129	157,129	(37,029)	120,100
Total Land		157,129	157,129	(37,029)	120,100
Office	GA	225,497	225,497	(34,697)	190,800
Office	CA	111,542	111,263	(23,363)	87,900
Office (2)	WA	71,299	71,212	(17,725)	53,487
Office	GA	67,892	67,494	(28,294)	39,200
Total Office		476,230	475,466	(104,079)	371,387
Other (3)	Other	1,607	1,607	-	1,607
Total Other		1,607	1,607	-	1,607
Total		$1,407,776	$1,406,318	$(365,424)	$1,040,894
(1)
In January 2026, we acquired legal title to the collateral property through a mortgage foreclosure. In anticipation of such foreclosure, we recognized a principal charge-off of $39.1 million as of December 31, 2025.
(2)
In February 2026, we assigned our right, title, and interest in this loan receivable and the collateral property to our financing counterparty in exchange for the full extinguishment of amounts due under the related financing. As of December 31, 2025, we determined a specific CECL reserve based upon our remaining equity in this investment and amounts due to our financing counterparty under the terms of our guarantee. See Note 6 - Debt Obligations - Notes Payable for further detail.
(3)
Amounts deemed uncollectible have been charged-off as of December 31, 2025.

Fair values of collateral assets used to determine specific CECL reserves are calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach. Estimates of fair values used to determine specific CECL reserves may include, among others, assumptions of property specific cash flows over estimated holding periods, assumptions of property redevelopment costs, assumptions of leasing activities, discount rates, market and terminal capitalization rates, and, with respect to land, value per buildable square foot. These assumptions are based upon the nature of the properties, recent and projected property cash flows, recent sales and lease comparables, and anticipated real estate and capital market conditions, among other factors which we may deem relevant. Estimates of fair values used to determine specific CECL reserves as of December 31, 2025 include discount rates ranging from 6.0% to 9.5%, market and terminal capitalization rates ranging from 4.72% to 8.25%, and, with respect to the land loan, value per buildable square foot of $140 based on current entitlements.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Our primary credit quality indicator is our internal risk rating, which is further discussed above. The following table presents the carrying value of our loans receivable held-for-investment as of December 31, 2025 by year of origination and risk rating, and principal charge-offs recognized during the year ended December 31, 2025 ($ in thousands):

			Carrying Value by Origination Year as of December 31, 2025
Risk Rating	Number of Loans	Carrying Value (1)	2025	2024 (2)	2023	2022	2021	2020	2019	2018
1	-	$-	$-	$-	$-	$-	$-	$-	$-	$-
2	2	302,914	-	-	-	173,239	129,675	-	-	-
3	15	1,731,270	-	101,535	-	882,472	324,748	-	201,165	221,350
4	5	613,652	-	-	-	453,825	92,827	-	67,000	-
5	11	1,040,893	-	-	-	263,886	376,600	87,900	192,407	120,100
	33	$3,688,729	$-	$101,535	$-	$1,773,422	$923,850	$87,900	$460,572	$341,450
Principal Charge-offs(3)			$-	$-	$-	$45,895	$39,053	$23,675	$136,919	$43,158
(1)
Net of specific CECL reserves of $365.4 million.
(2)
Reflects a loan receivable acquired in connection with a full loan repayment in 2024.
(3)
Includes cumulative $49.0 million charge-off recognized through valuation adjustment for loans receivable held-for-sale on our consolidated statement of operations.

The following table details overall statistics for our loans receivable held-for-investment:

	December 31, 2025	December 31, 2024
Weighted average yield to maturity(1)	6.2%	7.6%
Weighted average term to initial maturity	0.5 years	0.7 years
Weighted average term to fully extended maturity(2)	1.1 years	1.7 years
(1)
Represents the weighted average annualized yield to initial maturity of each loan, inclusive of coupon and contractual fees, based on the applicable floating benchmark rate/floors (if applicable), in place as of December 31, 2025 and 2024. For loans placed on non-accrual, the annualized yield to initial maturity used in calculating the weighted average annualized yield to initial maturity is 0%.
(2)
Term to fully extended maturity is determined based on the maximum maturity of each of the corresponding loans, assuming all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.

Note 4. Equity Method Investment

As of December 31, 2025 and December 31, 2024, we hold a 51% interest in CMTG/TT Mortgage REIT LLC (“CMTG/TT”). We are not deemed to be the primary beneficiary of CMTG/TT in accordance with ASC 810, therefore we do not consolidate this joint venture. During its active investment period, CMTG/TT originated loans collateralized by institutional quality commercial real estate. As of December 31, 2025, the sole remaining loan held by CMTG/TT had an unpaid principal balance of $78.5 million and was placed on non-accrual status effective April 1, 2023. As of December 31, 2025, the carrying value of our 51% equity interest in CMTG/TT approximated $42.2 million.

The following tables present CMTG/TT’s consolidated balance sheets as of December 31, 2025 and 2024 ($ in thousands):

	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$16	$49
Loans receivable held-for-investment	83,167	83,167
Other assets	7	8
Total assets	$83,190	$83,224

Liabilities and Members' Capital
Other liabilities	$452	$243
Total liabilities	452	243

Members' capital	82,738	82,981
Total capital	82,738	82,981
Total liabilities and members' capital	$83,190	$83,224

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

The following tables present CMTG/TT’s consolidated statements of operations for the years ended December 31, 2025, 2024, and 2023 ($ in thousands):

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Revenue
Interest and related income	$1	$4	$1,543
Total revenue	1	4	1,543

Expenses
Management fees - affiliate	207	208	209
Incentive fees - affiliate	-	-	91
General and administrative expenses	37	97	78
Total expenses	244	305	378

Net (loss) income	$(243)	$(301)	$1,165

At each reporting period, we assess whether there are any indicators of other-than-temporary impairment of our equity investment. There were no other-than-temporary impairments of our equity method investment through December 31, 2025.

Note 5. Real Estate Owned

The following table presents detail related to our real estate owned held-for-investment, net, as of December 31, 2025 and 2024 ($ in thousands):

	December 31, 2025	December 31, 2024
Land	$296,373	$112,898
Building, building improvements, and site improvements	431,905	11,251
Tenant improvements	2,318	4,414
Furniture, fixtures and equipment	6,140	-
Real estate owned held-for-investment	736,736	128,563
Less: accumulated depreciation	(6,731)	(1,423)
Real estate owned held-for-investment, net	$730,005	$127,140

Depreciation expense related to our real estate owned held-for-investment assets for the years ended December 31, 2025, 2024, and 2023 was $6.5 million, $9.7 million, and $8.9 million, respectively. At each reporting period, we assess whether there are any indicators of impairment of our real estate owned held-for-investment assets. There were no impairments of our real estate owned held-for-investment assets through December 31, 2025.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

The following table presents detail related to changes in our real estate owned held-for-investment, net, during the year ended December 31, 2025 ($ in thousands):

	Gross Cost	Accumulated Depreciation	Real Estate Owned Held-for-Investment, Net
Total, December 31, 2024	$128,563	$(1,423)	$127,140
Reclassification of hotel portfolio to held-for-investment	320,000	-	320,000
Foreclosures of multifamily properties and land parcel, including capitalized transaction costs	346,273	-	346,273
Partial sales of mixed-use property	(60,460)	1,144	(59,316)
Capital expenditures	2,360	-	2,360
Depreciation expense	-	(6,452)	(6,452)
Total, December 31, 2025	$736,736	$(6,731)	$730,005

The following table presents additional detail related to the revenues and operating expenses of our real estate owned assets ($ in thousands):

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Revenue
Hotel portfolio	$85,534	$79,920	$75,852
Mixed-use property fixed rents	7,048	8,331	4,134
Mixed-use property variable rents	445	388	(175)
Mixed-use property amortization of above and below market leases, net	(1,280)	(1,416)	(708)
Mixed-use property straight-line rent adjustment	560	127	87
Multifamily properties fixed rents	8,969	-	-
Multifamily properties variable rents	1,959	-	-
Multifamily property amortization of below market leases, net	76	-	-
Total revenue from real estate owned	$103,311	$87,350	$79,190

Operating expenses
Hotel portfolio	$54,532	$52,626	$47,274
Mixed-use property	4,399	5,209	2,228
Multifamily properties	9,544	-	-
Land	-	-	-
Total operating expenses from real estate owned	$68,475	$57,835	$49,502

Interest expense
Hotel portfolio	$24,389	$26,612	$23,630
Mixed-use property	-	-	-
Multifamily properties (1)	8,771	-	-
Total interest expense from real estate owned	$33,160	$26,612	$23,630
(1)
Such assets are pledged to certain of our repurchase agreements and, accordingly, excludes any allocation of amortization of deferred financing costs related to such repurchase agreement.

Hotel Portfolio

On February 8, 2021, we acquired legal title to a portfolio of seven limited service hotels located in New York, NY through a foreclosure and assumed the securitized senior mortgage. As of December 31, 2024, we determined that our hotel portfolio had met the held-for-sale criteria and, accordingly, we reflected this asset as real estate owned held-for-sale on our consolidated balance sheet. We determined the anticipated sale did not reflect a strategic shift and therefore did not qualify for presentation as a discontinued operation. Concurrent with this classification, we recognized an $80.5 million loss based upon the anticipated sales price, less estimated costs to sell, as a valuation adjustment for real estate owned held-for-sale on our consolidated statement of operations. During the first nine months of 2025, we continued to pursue the sale of this asset and concurrently incurred $362,000 of capital expenditures at our hotel portfolio, which is included within valuation adjustment for real estate owned held-for-sale on our consolidated statement of operations.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

In September 2025, we determined that a sale was no longer advisable given current market conditions. Accordingly, we ceased the sale process, determined the hotel portfolio no longer met the held-for-sale criteria, and reclassified the hotel portfolio to real estate owned, held-for-investment on our consolidated balance sheet. As we determined the fair value of the hotel portfolio to be $320.0 million upon reclassification to held-for-investment, we did not recognize depreciation expense for the period in which the hotel portfolio was classified as held-for-sale. Concurrent with the reclassification to held-for-investment, we recognized a $13.0 million reversal of a previously recognized valuation adjustment for real estate owned held-for-sale, representing previously estimated sale costs. During the year ended December 31, 2023, we recorded an out-of-period adjustment of $4.2 million, representing an over accrual of accounts payable assumed upon the foreclosure of our hotel portfolio and, accordingly, we recorded an adjustment to correct the prior period understatement of the gain on foreclosure of our hotel portfolio. This is reflected as an adjustment to gain on foreclosure on our consolidated statement of operations during the year ended December 31, 2023, and such amount was not deemed to be material to any periods presented.

Mixed-use Property

On June 30, 2023, we acquired legal title to a mixed-use property located in New York, NY and the equity interests in the borrower through an assignment-in-lieu of foreclosure and, upon acquiring legal title, was comprised of office, retail, and signage components. During the year ended December 31, 2025, we sold the office and signage components of the property to unaffiliated purchasers in a series of transactions for an aggregate gross sales price of $66.7 million, resulting in (i) an aggregate loss on partial sales, net of $1.0 million and (ii) proceeds, net of transaction costs and prorations, of $60.5 million. As of December 31, 2025, the mixed-use property appears as part of real estate owned held-for-investment, net and related lease intangibles appear within other assets and other liabilities on our consolidated balance sheet.

Multifamily Properties

On May 28, 2025, we acquired legal title to a multifamily property located in Phoenix, AZ through a mortgage foreclosure. Prior to such date, the multifamily property represented the collateral for a senior loan with an unpaid principal balance of $50.2 million. As a result of the mortgage foreclosure, we recognized a principal charge-off of $6.9 million based upon the multifamily property’s $42.8 million estimated fair value as determined by a third-party appraisal and assumption of $0.3 million of net working capital. In connection with the mortgage foreclosure, we incurred $0.1 million of transaction costs. As of December 31, 2025, the multifamily property appears as part of real estate owned held-for-investment, net and related lease intangibles appear within other assets on our consolidated balance sheet.

On June 12, 2025, we acquired legal title to a multifamily property located in Henderson, NV through a mortgage foreclosure. Prior to such date, the multifamily property represented the collateral for a senior loan with an unpaid principal balance of $96.5 million. As a result of the mortgage foreclosure, we recognized a principal charge-off of $16.5 million based upon the multifamily property’s $79.4 million estimated fair value as determined by a third-party appraisal and assumption of $0.1 million of net working capital. In connection with the mortgage foreclosure, we incurred $0.4 million of transaction costs. As of December 31, 2025, the multifamily property appears as part of real estate owned held-for-investment, net and related lease intangibles appear within other assets on our consolidated balance sheet.

On July 1, 2025, we acquired legal title to a multifamily property located in Dallas, TX through a mortgage foreclosure. Prior to such date, the multifamily property represented the collateral for a senior loan with an unpaid principal balance of $39.3 million prior to principal charge-offs. As a result of the mortgage foreclosure, we recognized principal and accrued interest receivable charge-offs of $13.5 million and $0.3 million, respectively, based upon the multifamily property’s $25.3 million estimated fair value as determined by a third-party appraisal and assumption of $0.3 million of net working capital. In connection with the mortgage foreclosure, we incurred $0.3 million of transaction costs. As of December 31, 2025, the multifamily property appears as part of real estate owned held-for-investment, net and related lease intangibles appear within other assets on our consolidated balance sheet.

On July 1, 2025, we acquired legal title to two multifamily properties located in Dallas, TX through a mortgage foreclosure. Prior to such date, the multifamily properties represented the collateral for a senior loan with an unpaid principal balance of $119.1 million prior to principal charge-offs. As a result of the mortgage foreclosures, we recognized principal and accrued interest receivable charge-offs of $9.0 million and $2.6 million, respectively, based upon the multifamily properties’ aggregate $110.2 million estimated fair value as determined by a third-party appraisal and assumption of $0.2 million of net liabilities assumed. In connection with the mortgage foreclosure, we incurred $0.5 million of transaction costs. As of December 31, 2025, the multifamily property appears as part of real estate owned held-for-investment, net, related lease intangibles appear within other assets, and below-market lease values related to a nominal retail component appear within other liabilities on our consolidated balance sheet.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Land Parcel

On December 18, 2025, we acquired legal title to a land parcel located in New York, NY through a foreclosure. Prior to such date, the land parcel represented the collateral for a senior loan with an unpaid principal balance of $87.7 million which was placed on non-accrual status effective April 1, 2024. As the land parcel’s estimated fair value of $94.0 million as determined by a third-party appraisal exceeded the carrying value of our loan, upon foreclosure we recognized (i) a $12.9 million charge-off of accrued interest receivable representing a portion of the previously reserved $14.5 million and (ii) $0.5 million related to enforcement costs. In connection with the foreclosure, we assumed $4.3 million of net liabilities and we incurred $0.3 million of transaction costs. As of December 31, 2025, the land parcel appears as part of real estate owned held-for-investment, net on our consolidated balance sheet.

Fair values of collateral assets used to determine the initial estimated fair value of real estate owned are calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach. Estimates of fair values used to determine real estate owned upon acquisition may include, among others, assumptions of property specific cash flows over estimated holding periods, assumptions of property redevelopment costs, assumptions of leasing activities, discount rates, market and terminal capitalization rates, and, with respect to land, value per buildable square foot. These assumptions are based upon the nature of the properties, recent and projected property cash flows, recent sales and lease comparables, and anticipated real estate and capital market conditions, among other factors which we may deem relevant. Estimates of fair values used to determine real estate owned upon acquisition during the year ended December 31, 2025 include assumptions of market capitalization rates ranging from 4.75% to 5.50% and, with respect to the land parcel, value per buildable square foot of $253.

In accordance with ASC 805, we allocated the fair value of assets acquired and liabilities assumed in connection with the above mortgage and UCC foreclosures during the year ended December 31, 2025 on the above mentioned multifamily properties and land parcel as follows ($ in thousands):

	Phoenix, AZ	Henderson, NV	Dallas, TX	Dallas, TX (3)	New York, NY	Total
Land	$6,400	$9,000	$2,087	$22,736	$94,000	$134,223
Building	34,592	64,600	19,273	84,388	-	202,853
Site improvements	-	2,100	2,445	559	-	5,104
Furniture, fixtures and equipment	206	400	815	1,069	-	2,490
In-place lease values (1)	1,602	3,300	680	1,851	-	7,433
Below market lease values (2)	-	-	-	(403)	-	(403)
Total	$42,800	$79,400	$25,300	$110,200	$94,000	$351,700
(1)
Included within other assets on our consolidated balance sheets.
(2)
Included within other liabilities on our consolidated balance sheets.
(3)
Represents two multifamily properties which previously represented the collateral property for one senior loan.

The following table presents additional detail of the assets acquired and liabilities assumed in connection with the mortgage and UCC foreclosures during the year ended December 31, 2025 on the above-mentioned multifamily properties and land parcel ($ in thousands):

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

	Phoenix, AZ	Henderson, NV	Dallas, TX	Dallas, TX (4)	New York, NY	Total
Assets
Cash	$188	$65	$185	$-	$-	$438
Restricted cash	312	672	821	1,905	-	3,710
Real estate owned	41,198	76,100	24,620	108,752	94,000	344,670
In-place lease values (1)	1,602	3,300	680	1,851	-	7,433
Other assets	26	54	20	36	-	136
Total assets	43,326	80,191	26,326	112,544	94,000	356,387

Liabilities
Below market lease values (2)	$-	$-	$-	$403	$-	$403
Other liabilities	227	653	742	2,175	4,276	8,073
Total liabilities	227	653	742	2,578	4,276	8,476

Equity	43,099	79,538	25,584	109,966	89,724	347,911
Carrying value of loan prior to charge-offs (3)	(49,957)	(96,082)	(39,085)	(118,959)	(88,166)	(392,249)
Accrued interest receivable	-	-	(320)	(2,594)	(14,454)	(17,368)
Charge-off	$(6,858)	$(16,544)	$(13,821)	$(11,587)	$(12,896)	$(61,706)
(1)
Included within other assets on our consolidated balance sheets.
(2)
Included within other liabilities on our consolidated balance sheets.
(3)
Carrying values are net of a total $0.8 million of unamortized fees.
(4)
Represents two multifamily properties which previously represented the collateral property for one senior loan.

Leases

We have non-cancelable operating leases for space in our mixed-use and multifamily properties. These leases provide for fixed rent payments, which we recognize on a straight-line basis, and variable rent payments, including reimbursement of certain operating expenses and miscellaneous fees, which we recognize when earned. As of December 31, 2025, the future minimum fixed rents under our non-cancellable leases for each of the next five years and thereafter are as follows ($ in thousands):

Year	Amount
2026	$5,512
2027	5,540
2028	5,662
2029	6,390
2030	6,437
Thereafter	29,311
Total	$58,852

Lease Intangibles

As of December 31, 2025 and 2024, our lease intangibles are comprised of the following ($ in thousands):

Intangible	December 31, 2025	December 31, 2024
In-place, above market, and other lease values	$28,383	$24,289
Less: accumulated amortization	(8,632)	(3,888)
In-place, above market, and other lease values, net(1)	$19,751	$20,401

Below market lease values	$(4,612)	$(4,209)
Less: accumulated amortization	1,016	565
Below market lease values, net(2)	$(3,596)	$(3,644)
(1)
Included within other assets on our consolidated balance sheets.
(2)
Included within other liabilities on our consolidated balance sheets.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Amortization of our lease intangibles for the years ended December 31, 2025, 2024, and 2023 is as follows ($ in thousands):

	Year Ended
Intangible	December 31, 2025	December 31, 2024	December 31, 2023
In-place and other lease values (1)	$4,284	$802	$401
Above market lease values (2)	(1,655)	(1,793)	(896)
Below market lease values (2)	451	377	188
(1)
Amortization of in-place and other lease values is recognized in depreciation and amortization expense on our consolidated statements of operations.
(2)
Amortization of above and below market lease values, net is recognized in revenue from real estate owned on our consolidated statements of operations.

As of December 31, 2025, the estimated amortization of our lease intangibles is approximately as follows ($ in thousands):

	In-place and Other Lease Values (1)	Above Market Lease Values (2)	Below Market Lease Values (2)
2026	$3,713	$(1,559)	$528
2027	684	(1,559)	528
2028	593	(1,559)	402
2029	410	(1,559)	377
2030	410	(1,559)	377
Thereafter	1,206	(4,940)	1,384
Total	$7,016	$(12,735)	$3,596

(1)
Amortization of in-place and other lease values is recognized in depreciation and amortization expense on our consolidated statements of operations.
(2)
Amortization of above and below market lease values, net is recognized in revenue from real estate owned on our consolidated statements of operations.

The weighted average amortization period for in-place lease values and below market lease values acquired during the year ended December 31, 2025 was 1.3 years and 2.6 years, respectively.

Note 6. Debt Obligations

As of December 31, 2025 and 2024, we financed certain of our loans receivable using repurchase agreements, a term participation facility, and/or notes payable. Further, we have debt related to real estate owned hotel portfolio and a secured term loan. Our financings bear interest at a rate equal to SOFR plus a credit spread.

The following table summarizes our financings as of December 31, 2025 and 2024 ($ in thousands):

	December 31, 2025			December 31, 2024
	Capacity	Borrowings Outstanding	Weighted Average Spread(1)	Capacity	Borrowings Outstanding	Weighted Average Spread(1)
Repurchase agreements and term participation facility (2)	$4,180,546	$2,187,066	+ 2.92%	$5,454,083	$3,667,923	+ 2.75%
Notes payable	195,830	177,999	+ 3.22%	273,330	238,938	+ 3.57%
Secured term loan	556,188	556,188	+ 4.50%	717,825	717,825	+ 4.50%
Debt related to real estate owned hotel portfolio	235,000	235,000	+ 3.18%	275,000	275,000	+ 2.94%
Total/Weighted Average	$5,167,564	$3,156,253	+ 3.23%	$6,720,238	$4,899,686	+ 3.05%
(1)
Weighted average spread over the applicable benchmark rate is based on unpaid principal balance. SOFR as of December 31, 2025 and 2024 was 3.69% and 4.33%, respectively.
(2)
The repurchase agreements and term participation facility are partially recourse to us. As of December 31, 2025 and 2024, the weighted average recourse on our repurchase agreements and term participation facility was 30% and 29%, respectively.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Repurchase Agreements and Term Participation Facility

Repurchase Agreements

The following table summarizes our repurchase agreements by lender as of December 31, 2025 ($ in thousands):

Lender	Initial Maturity	Fully Extended Maturity(1)	Maximum Capacity	Borrowings Outstanding and Carrying Value	Undrawn Capacity	Carrying Value of Collateral(2)
JP Morgan Chase Bank, N.A. (3)	7/28/2026	7/28/2028	$1,882,487	$880,675	$1,001,812	$1,479,384
JP Morgan Chase Bank, N.A.(4)	3/31/2028	3/31/2030	948,253	926,939	21,314	1,193,842
Morgan Stanley Bank, N.A. (5)	1/26/2026	1/26/2028	750,000	50,000	700,000	113,809
Wells Fargo Bank, N.A.	4/30/2026	4/30/2028	250,000	-	250,000	-
Total			$3,830,740	$1,857,614	$1,973,126	$2,787,035
(1)
Facility maturity dates may be extended, subject to meeting prescribed conditions.
(2)
Net of specific CECL reserves, if any.
(3)
In January 2026, this facility was modified to extend the fully extended maturity to July 28, 2030.
(4)
Repurchase agreement specifically provides for the ability to finance (i) loans receivable, including those which may be delinquent or in default, and (ii) real estate owned assets subsequent to assuming legal title and/or physical possession of the collateral property. As of December 31, 2025, (i) $195.3 million of borrowings outstanding on this repurchase agreement relate to our multifamily real estate owned assets, and (ii) the carrying value of collateral for this repurchase agreement includes our multifamily real estate owned assets included in real estate owned, held-for-investment, related lease intangibles included in other assets, and below market lease values included in other liabilities on our consolidated balance sheet.
(5)
In January 2026, we exercised our option to extend the initial maturity of this facility to January 26, 2027 and reduced the maximum capacity to $250.0 million.

During the year ended December 31, 2025 and upon reaching maturity, the Barclays Bank PLC repurchase agreement and the Goldman Sachs Bank USA repurchase agreements were terminated in accordance with the terms of their respective agreements.

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
(2)
Net of specific CECL reserves, if any.

Term Participation Facility

On November 4, 2022, we entered into a master participation and administration agreement to finance certain of our loans receivable.

Our term participation facility as of December 31, 2025 is summarized as follows ($ in thousands):

Contractual Maturity Date	Total Commitments	Borrowings Outstanding and Carrying Value	Carrying Value of Collateral
12/23/2029	$349,806	$329,452	$590,237

Our term participation facility as of December 31, 2024 is summarized as follows ($ in thousands):

Contractual Maturity Date	Total Commitments	Borrowings Outstanding and Carrying Value	Carrying Value of Collateral (1)
12/23/2029	$555,662	$477,584	$941,778

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

(1)
Amount includes the carrying value of our mixed-use real estate owned asset, including related net lease intangible assets.

Notes Payable

Our notes payable as of December 31, 2025 are summarized as follows ($ in thousands):

Contractual Maturity Date	Maximum Extension Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral
9/2/2026 (1)	9/2/2027	$121,834	$121,454	$173,239
2/2/2026 (2)	2/2/2027	56,166	56,068	53,487
Total		$178,000	$177,522	$226,726

(1)
In January 2026, this note payable was repaid in full upon the repayment of the associated loan receivable.
(2)
In February 2026, we assigned our right, title, and interest in this loan receivable and collateral property to our financing counterparty in exchange for the full extinguishment of amounts due under the related note payable.

Our notes payable as of December 31, 2024 are summarized as follows ($ in thousands):

Contractual Maturity Date	Maximum Extension Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral
9/2/2026	9/2/2027	$105,280	$104,333	$148,729
7/15/2027	7/15/2027	77,500	76,895	183,427
2/2/2026	2/2/2027	56,158	55,617	70,677
Total		$238,938	$236,845	$402,833

Secured Term Loan

On August 9, 2019, we entered into a $450.0 million secured term loan which, during 2020 and 2021, was modified to provide for an increase in the aggregate principal amount of $325.0 million and a reduction in the interest rate to the greater of (i) SOFR plus a 0.10% credit spread adjustment and (ii) 0.50%, plus a credit spread of 4.50%. In November 2025, we further modified our prior secured term loan to provide for, among other things, a $150.0 million repayment, requirements to prepay our prior secured term loan with a portion of net proceeds of certain asset dispositions, and modifications of certain of our financial covenants. In connection with this modification, we recognized a $0.8 million loss on extinguishment of debt and incurred (i) a $5.25 million fee to our lenders which is included as a deferred financing cost within other assets on our accompanying consolidated balance sheet as of December 31, 2025 and (ii) $2.7 million of legal and professional fees which are included in general and administrative expenses on our consolidated statement of operations for the year ended December 31, 2025. In January 2026, we refinanced our secured term loan with a new secured term loan which provides for an aggregate principal amount of $500.0 million, a maturity date of January 30, 2030, and interest to accrue at a rate of SOFR plus 6.75%, subject to a floor of 2.50%. Our new secured term loan is collateralized by a pledge of equity in certain subsidiaries and their related assets.

The prior secured term loan as of December 31, 2025 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Interest Rate	Borrowings Outstanding	Carrying Value
8/9/2026	S + 4.50%	8.29%	$556,188	$549,447
(1)
SOFR at December 31, 2025 was 3.69%.

The prior secured term loan as of December 31, 2024 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Interest Rate	Borrowings Outstanding	Carrying Value
8/9/2026	S + 4.50%	8.93%	$717,825	$709,777
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

Our debt related to real estate owned hotel portfolio as of December 31, 2025 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Net Interest Rate(1)	Borrowings Outstanding	Carrying Value
6/9/2027	S + 3.18%	6.87%	$235,000	$230,992
(1)
SOFR at December 31, 2025 was 3.69% which was below the 6.79% strike rate provided by our interest rate cap. See Note 7 - Derivatives for further detail.

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

Interest Expense and Amortization

The following table summarizes our interest and amortization expense on our secured financings, debt related to real estate owned hotel portfolio, and secured term loan for the years ended December 31, 2025, 2024, and 2023 ($ in thousands):

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Interest expense on secured financings	$219,166	$348,283	$376,007
Interest expense on secured term loan	62,250	71,836	72,055
Amortization of deferred financing costs	23,574	20,225	22,450
Interest and related expense	304,990	440,344	470,512
Interest expense on debt related to real estate owned hotel portfolio (1)	24,389	26,612	23,630
Interest expense on multifamily real estate owned properties (2)	8,771	-	-
Total interest and related expense	$338,150	$466,956	$494,142
(1)
For the years ended December 31, 2025, 2024, and 2023, interest expense on debt related to real estate owned hotel portfolio includes $2.3 million, $3.7 million, and $0.5 million, respectively, of amortization of deferred financing costs.
(2)
Our multifamily real estate owned assets are pledged to certain of our repurchase agreements. Thus, amount excludes any allocation of amortization of deferred financing costs related to such repurchase agreement.

Financial Covenants

Our financing agreements generally contain certain financial covenants. As of December 31, 2025, we are in compliance with all financial covenants under our financing agreements.

Future compliance with our financial covenants is dependent upon the results of our operating activities, our financial condition, and the overall market conditions in which we and our borrowers operate. The impact of macroeconomic conditions on the commercial real estate and capital markets, including elevated benchmark interest rates compared to recent historical standards and the effects thereof on our and our borrowers’ operating performance, may make it more difficult for us to satisfy these financial covenants in the future. Non-compliance with financial covenants may result in our lenders exercising their rights and remedies as provided for in the respective

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

agreements. As the results of our operating activities, our financial condition, and the overall market conditions in which we and our borrowers operate evolve, we may continue to work with our counterparties on modifying financial covenants as needed; however, there is no assurance that our counterparties will agree to such modifications.

Prior Secured Term Loan

As calculated in accordance with our prior secured term loan agreement and as of December 31, 2025, (i) our tangible net worth, which may reflect certain adjustments for our current expected credit loss reserve, shall not be less than $1.4 billion and (ii) our indebtedness shall not exceed 77.8% of our total assets. For the quarter ended December 31, 2025, there was no measurement of our Interest Coverage Ratio. In January 2026, our prior secured term loan was repaid in full.

Repurchase Agreements and Term Participation Facility

As calculated in accordance with our repurchase agreements and our term participation facility and as of December 31, 2025, (i) our tangible net worth shall not be less than $1.0 billion plus 75% of the aggregate cash proceeds received by us after January 30, 2026 from any equity issuances, capital contributions, and/or subscriptions (net of any related costs), (ii) our indebtedness shall not exceed 77.8% of our total assets, and (iii) our cash liquidity shall not be less than the greater of (x) $20.0 million or (y) 5% of total recourse indebtedness (which includes our secured term loan). For the quarter ended December 31, 2025 and for the quarters ending March 31, 2026 to June 30, 2027, there is no measurement of our Interest Coverage Ratio. Commencing with the quarters ending September 30, 2027 and December 31, 2027, our Interest Coverage Ratio shall not be less than 1.10 to 1.00. Subsequent thereto, our Interest Coverage Ratio shall not be less than (i) 1.20 to 1.00 for the quarters ending March 31, 2028 and June 30, 2028 and (ii) 1.30 to 1.00 for the quarters ending September 30, 2028 and thereafter.

New Secured Term Loan

As calculated in accordance with our new secured term loan agreement and effective upon its closing, (i) our tangible net worth shall not be less than $1.0 billion plus 75% of the aggregate cash proceeds received by us after January 30, 2026 from any equity issuances, capital contributions, and/or subscriptions (net of any related costs) and (ii) our indebtedness shall not exceed 77.8% of our total assets. For the quarters ending March 31, 2026 to June 30, 2027, there is no measurement of our Interest Coverage Ratio. Commencing with the quarters ending September 30, 2027 and December 31, 2027, our Interest Coverage Ratio shall not be less than 1.10 to 1.00. Subsequent thereto, our Interest Coverage Ratio shall not be less than (i) 1.20 to 1.00 for the quarters ending March 31, 2028 and June 30, 2028 and (ii) 1.30 to 1.00 for the quarters ending September 30, 2028 and thereafter.

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

Changes in the fair value of our interest rate cap are recorded as an unrealized gain or loss on interest rate cap on our consolidated statements of operations and the fair value is recorded in other assets on our consolidated balance sheets. Proceeds received from our counterparty related to the interest rate cap are recorded as proceeds from interest rate cap on our consolidated statements of operations. As of December 31, 2025 and 2024, the fair values of our interest rate caps were de minimis. During the year ended December 31, 2025, we did not recognize any proceeds from our interest rate cap. During the years ended December 31, 2024 and 2023, we recognized $1.3 million and $6.1 million, respectively, of proceeds from interest rate cap.

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

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability other than quoted prices, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Financial Instruments Reported at Fair Value

The fair value of our interest rate caps are determined by using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the interest rate caps. The variable interest rates used in the calculation of projected receipts on the interest rate caps are based on a third-party expert’s expectation of future interest rates derived from observable market interest rate curves and volatilities. Our interest rate caps are classified as Level 2 in the fair value hierarchy. As of December 31, 2025 and 2024, the fair values of our interest rate caps were de minimis.

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows ($ in thousands):

	December 31, 2025
	Carrying	Unpaid Principal		Fair Value Hierarchy Level
	Value	Balance	Fair Value	Level 1	Level 2	Level 3
Loans receivable held-for-investment, net	$3,615,401	$4,057,357	$3,636,499	$-	$-	$3,636,499
Repurchase agreements	1,857,614	1,857,614	1,857,614	-	-	1,857,614
Term participation facility	329,452	329,452	325,837	-	-	325,837
Notes payable, net	177,522	178,000	177,861	-	-	177,861
Secured term loan, net	549,447	556,188	538,112	-	-	538,112
Debt related to real estate owned hotel portfolio, net	230,992	235,000	235,216	-	-	235,216

	December 31, 2024
	Carrying	Unpaid Principal		Fair Value Hierarchy Level
	Value	Balance	Fair Value	Level 1	Level 2	Level 3
Loans receivable held-for-investment, net	$5,947,262	$6,200,290	$5,934,590	$-	$-	$5,934,590
Loans receivable held-for-sale	277,062	312,471	277,062	-	-	277,062
Repurchase agreements	3,190,339	3,190,339	3,190,339	-	-	3,190,339
Term participation facility	477,584	477,584	476,099	-	-	476,099
Notes payable, net	236,845	238,938	236,939	-	-	236,939
Secured term loan, net	709,777	717,825	685,522	-	-	685,522
Debt related to real estate owned hotel portfolio, net	274,604	275,000	274,680	-	-	274,680

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Note 9. Equity

Common Stock

Our charter provides for the issuance of up to 500,000,000 shares of common stock with a par value of $0.01 per share. As of December 31, 2025 and 2024, we had 140,218,764 and 139,362,657 shares of common stock issued and outstanding, respectively.

The following table provides a summary of the number of shares of common stock outstanding during the years ended December 31, 2025, 2024, and 2023:

	Year Ended
Common Stock Outstanding	December 31, 2025	December 31, 2024	December 31, 2023
Beginning balance	139,362,657	138,745,357	138,376,144
Issuance of common stock in exchange for fully vested RSUs	856,107	617,300	369,213
Ending balance	140,218,764	139,362,657	138,745,357

At the Market Stock Offering Program

On May 10, 2024, we entered into an equity distribution agreement with certain sales agents, pursuant to which we may sell, from time to time, up to an aggregate sales price of $150.0 million of our common stock pursuant to a continuous offering program (the “ATM Agreement”) under our in place effective shelf registration. Sales of our common stock made pursuant to the ATM Agreement may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. The timing and amount of actual sales will depend on a variety of factors, including market conditions, the trading price of our common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the year ended December 31, 2025, we did not issue any shares of our common stock pursuant to the ATM Agreement. As of December 31, 2025, the ATM Agreement has not been utilized, and $150.0 million of our common stock remained available for issuance pursuant to the ATM Agreement.

Dividends

The Board did not declare any dividends during the year ended December 31, 2025. The following table details our dividend activity for common stock during the year ended December 31, 2024($ in thousands, except per share data):

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

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2025, 2024 and 2023 we had no dilutive securities. As a result, basic and diluted EPS are the same. The calculation of basic and diluted EPS is as follows ($ in thousands, except for share and per share data):

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Net (loss) income	$(489,069)	$(221,265)	$6,027
Dividends on participating securities(1)	-	(1,949)	(3,681)
Participating securitiesʾ share in earnings	-	-	-
Basic (loss) earnings	$(489,069)	$(223,214)	$2,346
Weighted average shares of common stock outstanding, basic and diluted(2)	140,149,720	139,225,441	138,617,043
Net (loss) income per share of common stock, basic and diluted	$(3.49)	$(1.60)	$0.02
(1)
For the years ended December 31, 2025, 2024, and 2023, dividends on participating securities excludes $–, $42,000, and $35,000, respectively, of dividends on fully vested RSUs.
(2)
Amounts as of December 31, 2025, 2024, and 2023 include 220,728, 102,063, and 41,780 fully vested RSUs, respectively.

For the years ended December 31, 2025, 2024, and 2023, 2,641,770, 2,689,202, and 2,637,717 of weighted average unvested RSUs, respectively, were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

Note 11. Related Party Transactions

Our activities are managed by our Manager. Pursuant to the terms of the Management Agreement, our Manager is responsible for originating investment opportunities, providing asset management services and administering our day-to-day operations. Our Manager is entitled to receive a management fee, an incentive fee and a termination fee as defined below.

The following table summarizes our management and incentive fees ($ in thousands):

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Management fees	$32,101	$36,230	$38,153
Incentive fees	-	-	1,558
Total	$32,101	$36,230	$39,711

On January 30, 2026 and in connection with our new secured term loan, we amended our Management Agreement and our by-laws. Our new secured term loan provides the lenders with the right to appoint two non-voting observers to our Board, each of whom must qualify as independent under the standards of the New York Stock Exchange and be reasonably satisfactory to us. The new secured term loan also provides additional governance rights upon the occurrence and continuance of a material event of default (“MEOD”), including the right to have the two board observers be automatically appointed to our Board (the “Designated Directors”) and to have such Designated Directors, through a restructuring committee, participate in a review of our Manager and have such restructuring committee make a recommendation to the Board regarding whether or not to terminate our Manager. In such instances and prior to termination, only fees and expenses incurred subsequent to the MEOD necessary to cover our Manager’s operating costs may be paid by us. Such amendment is only effective until our new secured term loan is repaid in full.

Management Fees

Effective October 1, 2015, our Manager earns a base management fee in an amount equal to 1.50% per annum of Stockholders’ Equity, as defined in the Management Agreement. Management fees are reduced by our pro rata share of any management fees and incentive fees (if incentive fees are not incurred by us) incurred to our Manager by CMTG/TT. Management fees are generally paid quarterly, in arrears, and $7.8 million and $27.0 million were accrued and were included in management fee payable - affiliate, on our consolidated balance sheets at December 31, 2025 and 2024, respectively.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Incentive Fees

Our Manager is entitled to an incentive fee equal to 20% of the excess of our Core Earnings on a rolling four-quarter basis, as defined in the Management Agreement, over a 7.00% return on Stockholders’ Equity. Incentive fees are reduced by our pro rata share of any incentive fees incurred to our Manager by CMTG/TT.

Termination Fees

If we elect to terminate the Management Agreement aside from instances discussed above, we are required to pay our Manager a termination fee equal to three times the sum of the average total annual amount of management fees and the average annual incentive fee paid by us over the prior two years.

Reimbursable Expenses

Our Manager or its affiliates are entitled to reimbursement for certain documented costs and expenses incurred by them on our behalf, as set forth in the Management Agreement, excluding any expenses specifically required to be borne by our Manager under the Management Agreement. For the years ended December 31, 2025, 2024, and 2023, we incurred $4.2 million, $4.3 million, and $4.1 million, respectively, of reimbursable expenses incurred on our behalf by our Manager, which are included in general and administrative expenses on our consolidated statements of operations. As of December 31, 2025 and 2024, $1.0 million and $3.1 million, respectively, of reimbursable expenses incurred on our behalf and due to our Manager are included in other liabilities on our consolidated balance sheets.

Note 12. Stock-Based Compensation

Incentive Award Plan

We are externally managed and do not currently have any employees. On March 30, 2016, we adopted the 2016 Incentive Award Plan (the “Plan”) to promote the success and enhance the value of the Company by linking the individual interests of employees of our Manager and its affiliates to those of our stockholders. As of December 31, 2025, the maximum remaining number of shares that may be issued under the Plan is 2,073,456 shares. Awards granted under the Plan may be granted with the right to receive dividend equivalents and generally vest in equal installments on the specified anniversaries of the grant.

Deferred Compensation Plan

On May 24, 2022, we adopted the Deferred Compensation Plan to provide our directors and certain executives with an opportunity to defer payment of their stock-based compensation or RSUs and director cash fees, if applicable, pursuant to the terms of the Deferred Compensation Plan.

Under our Deferred Compensation Plan, certain of our Board members elected to receive the annual fees and/or time-based RSUs to which they are entitled under our Non-Employee Director Compensation Program in the form of deferred RSUs. Accordingly, during the years ended December 31, 2025, 2024, and 2023, we issued 59,189, 21,259, and 15,410, respectively, of deferred RSUs in lieu of cash fees to such directors, and recognized an expense of approximately $212,000, $192,000, and $186,000, respectively. Such expense is included in general and administrative expenses on our consolidated statements of operations.

Non-Employee Director Compensation Program

Our Board awards time-based RSUs to eligible non-employee Board members on an annual basis as part of such Board members’ annual compensation in accordance with the Non-Employee Director Compensation Program. The time-based awards are generally issued in the second quarter on the date of the annual meeting of our stockholders, in conjunction with the director’s election to our Board, and the awards vest on the earlier of (x) the one-year anniversary of the grant date and (y) the date of the next annual meeting of our stockholders following the grant date, subject to the applicable participants’ continued service through such vesting date. Effective January 1, 2024, our Non-Employee Director Compensation Program was amended to increase the value of the annual director grants and increase the annual retainer fees payable to the chair and members of the Nominating and Corporate Governance Committee, members of the Compensation Committee and the Lead Independent Director, as set forth in the Non-Employee Director Compensation Program. Effective January 1, 2025, to maintain competitiveness in our recruitment and retention of directors, our Non-Employee Director Compensation Program was amended to increase the value of the annual director grants and increase the annual retainer fees payable to the chairs and members of the Audit, Compensation and Nominating and Corporate Governance Committees, and the Lead Independent Director, as set forth in the amended Non-Employee Director Compensation Program.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Eligible non-executive members of our Board were granted the time-based RSUs under the Plan. Each RSU was granted with the right to receive dividend equivalents. Additionally, certain directors elected to defer their RSUs pursuant to the terms of the Deferred Compensation Plan. Such deferred awards will become payable on the earliest to occur of the participant’s separation from service or a change in control. The following table details the time-based RSUs granted to non-executive members of our Board during the years ended December 31, 2025, 2024, and 2023:

Date of Grant	Total RSU Grant	Grant Date Fair Value Per Share
6/1/2025	276,750	$2.71
6/1/2024	89,214	$8.07
6/1/2023	58,536	$10.25

Stock-Based Compensation Expense

For the years ended December 31, 2025, 2024, and 2023, we recognized $14.1 million, $18.1 million, and $16.6 million, respectively, of stock-based compensation expense related to the RSUs. As of December 31, 2025, total unrecognized compensation expense was $9.1 million based on the grant date fair value of RSUs granted. This expense is expected to be recognized over a remaining period of 1.6 years from December 31, 2025.

Certain participants of the Plan are required to settle their tax liabilities through a reduction of their vested RSU delivery. Such amount will result in a corresponding adjustment to additional paid-in capital and a cash payment to our Manager or its affiliates in order to remit the required statutory tax withholding to each respective taxing authority. The following table details the deliveries of shares of our common stock for vested RSUs and corresponding payments for withholding taxes upon delivery of such vested RSUs during the years ended December 31, 2025, 2024, and 2023, which are reflected as adjustments to additional paid-in capital on our consolidated statement of changes in equity ($ in thousands).

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Vested RSUs	1,348,713	1,012,741	703,318
Shares of common stock delivered	826,369	596,454	342,786
Payments for withholding taxes upon delivery of stock-based awards	$1,467	$3,489	$3,897

The following table details the time-based RSU activity during the years ended December 31, 2025 and 2024.

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value Per Share	Number of Restricted Share Units	Weighted Average Grant Date Fair Value Per Share
Unvested, beginning of period	2,722,295	$11.70	2,526,202	$15.31
Granted	1,822,273	2.61	1,598,544	8.86
Vested	(1,437,927)	13.70	(1,072,611)	15.74
Forfeited	(261,014)	8.22	(329,840)	12.46
Unvested, end of period	2,845,627	5.19	2,722,295	11.70

Note 13. Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with our taxable year ended December 31, 2015 and expect to continue to operate so as to qualify as a REIT. As a result, we will generally not be subject to federal and state income tax on that portion of our income that we distribute to stockholders if we (i) distribute at least 90% of our taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains, and (ii) comply with certain other requirements to qualify as a REIT. Since Commencement of Operations, we have been in compliance with all REIT requirements and we plan to continue to operate so that we meet the requirements for taxation as a REIT. Therefore, other than amounts relating to our taxable REIT subsidiary (“TRS”), as described below, we have not provided for current income tax expense related to

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

our REIT taxable income for the years ended December 31, 2025, 2024, and 2023. Additionally, no provision has been made for federal or state income taxes in the accompanying financial statements, as we believe we have met the prescribed requisite requirements.

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

Our real estate owned hotel portfolio is held in a TRS. A TRS is a corporation that is owned directly or indirectly by a REIT and has jointly elected with the REIT to be treated as a TRS for tax purposes. Given the TRS’s history of generating taxable losses, we are not able to conclude that it is more likely than not that we will realize the future benefit of the TRS’s deferred tax assets and therefore recorded a full valuation allowance. Given the full valuation allowance, we did not record a provision or benefit for income taxes for the years ended December 31, 2025, 2024, and 2023, and we did not have any deferred tax assets, net of valuation allowances or deferred tax liabilities, net of any valuation allowances as of December 31, 2025 and 2024. Our gross deferred tax asset and valuation allowance as of December 31, 2025 were each $54.8 million. As of December 31, 2024, our gross deferred tax asset and valuation allowance were each $56.6 million.

The components of the deferred tax asset at December 31, 2025 consisted of an investment basis difference in our real estate owned hotel portfolio of approximately $2.2 million, a net operating loss carryforward of approximately $28.3 million, and net unrealized loss (a deferred tax asset) of approximately $24.3 million. The components of the deferred tax asset at December 31, 2024 consisted of an investment basis difference in our real estate owned hotel portfolio of approximately $4.4 million, a net operating loss carryforward of approximately $23.5 million, and net unrealized gain (a deferred tax liability) of approximately $28.7 million.

We recognize tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions, if applicable, are included as a component of the provision for income taxes in our consolidated statements of operations. As of December 31, 2025 and 2024, we have not recorded any amounts for uncertain tax positions.

The federal statutory rate for the years ended December 31, 2025, 2024, and 2023 was 21%. Our effective tax rate differs from its combined U.S. federal, state and local corporate statutory tax rate primarily due to income earned at the REIT, which is not subject to tax, due to the deduction for qualifying distributions made by us, and any change in the valuation allowance.

Our tax returns are subject to audit by taxing authorities. As of the date of this filing, tax years 2022 and onward remain open to examination by major taxing jurisdictions in which we are subject to taxes.

The following table details the income tax treatment for our common stock dividends for the years ended December 31, 2024 and 2023. The Board did not declare any dividends during the year ended December 31, 2025.

	Year Ended
	December 31, 2024	December 31, 2023
Ordinary dividends	50.6%	30.9%
Capital gain dividends	0.0%	0.0%
Nondividend distributions	49.4%	69.1%
Total	100.0%	100.0%

On July 4, 2025, a budget reconciliation bill (the “Bill”) was signed into law in the United States. The Bill includes several significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017 and other changes to the Internal Revenue Code, that affect REITs and their investors. For instance, for taxable years beginning after December 31, 2025, the Bill modifies the REIT asset test requirement with respect to TRSs, providing that not more than 25% (previously 20%) of the gross value of a REIT’s assets may be represented by securities of one or more TRSs. Additionally, the Bill permanently extends the Internal Revenue Code Section 199A pass-through qualified business income deduction. This allows certain individuals, trusts, and estates to continue deducting up to 20% of their qualified business income, including qualified REIT dividends. This deduction was set to expire for taxable years beginning after December 31, 2025. The Bill is not expected to have a material impact on our consolidated financial statements.

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

Note 14. Commitments and Contingencies

We hold a 51% interest in CMTG/TT as a result of committing to invest $124.9 million in CMTG/TT. As of December 31, 2025 and 2024, we have contributed $163.1 million to CMTG/TT and have received return of capital distributions of $123.3 million, of which $111.1 million were recallable. As of December 31, 2025 and 2024, our remaining capital commitment to CMTG/TT was $72.9 million.

As of December 31, 2025 and 2024, we had aggregate unfunded loan commitments of $271.9 million and $498.3 million, respectively, which amounts will generally be funded to finance construction or leasing related expenditures by our borrowers, subject to them achieving certain conditions precedent to such funding. These future commitments will expire over the remaining term of the loans, none of which exceed five years.

To the extent a financing is expected to reach final maturity, we may seek replacement financings, extension of existing financings, or other capital solutions as deemed appropriate by management. Our contractual payments due under all financings were as follows as of December 31, 2025 ($ in thousands):

Year	Initial Maturity (1)	Fully Extended Maturity (2)
2026 (3) (4)	$2,496,060	$1,871,560
2027	279,869	562,758
2028	185,038	291,649
2029	-	-
2030	195,286	430,286
Total	$3,156,253	$3,156,253
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
(3)
Includes financings outstanding of $779.7 million related to nine loans in maturity default with aggregate unpaid principal balance of $1.4 billion.
(4)
In January 2026, we refinanced our secured term loan with a new secured term loan which provides for a maturity date of January 30, 2030. See Note 6 - Debt Obligations - Secured Term loan for further detail.

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

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

The following table provides a calculation of Distributable (Loss) Earnings for our loan and REO portfolios, as well as a reconciliation to net (loss) income, for the years ended December 31, 2025, 2024, and 2023 ($ in thousands):

	Year Ended December 31, 2025			Year Ended December 31, 2024			Year Ended December 31, 2023
	Loan Portfolio	REO Portfolio	Total	Loan Portfolio	REO Portfolio	Total	Loan Portfolio	REO Portfolio	Total
Interest and related income	$389,507	$-	$389,507	$601,409	$-	$601,409	$697,874	$-	$697,874
Interest and related expense	(304,990)	-	(304,990)	(440,344)	-	(440,344)	(470,512)	-	(470,512)
Revenue from real estate owned	-	103,311	103,311	-	87,350	87,350	-	79,190	79,190
Amortization of above and below market leases, net	-	1,204	1,204	-	1,416	1,416	-	708	708
Management fees - affiliate	(32,101)	-	(32,101)	(36,230)	-	(36,230)	(38,153)	-	(38,153)
Incentive fees - affiliate	-	-	-	-	-	-	(1,558)	-	(1,558)
General and administrative expenses	(19,987)	-	(19,987)	(15,707)	-	(15,707)	(16,605)	-	(16,605)
Real estate owned:
Operating expenses	-	(68,475)	(68,475)	-	(57,835)	(57,835)	-	(49,502)	(49,502)
Interest expense	-	(33,160)	(33,160)	-	(26,612)	(26,612)	-	(23,630)	(23,630)
Proceeds from interest rate cap	-	-	-	-	1,297	1,297	-	6,101	6,101
(Loss) income from equity method investment	(124)	-	(124)	(154)	-	(154)	-	594	594
Gain on sale of loan	-	-	-	-	-	-	575	-	575
(Loss) gain on extinguishment of debt	(1,394)	-	(1,394)	(4,135)	-	(4,135)	2,217	-	2,217
Principal charge-offs (1)	(312,017)	-	(312,017)	(98,934)	-	(98,934)	(147,361)	-	(147,361)
Valuation adjustment for real estate owned held-for-sale	-	12,618	12,618	-	(80,461)	(80,461)	-	-	-
Loss on partial sales of real estate owned, net	-	(1,016)	(1,016)	-	-	-	-	-	-
Previously recognized depreciation and amortization on portion of real estate owned (2)	-	(2,340)	(2,340)	-	(32,302)	(32,302)	-	-	-
Previously recognized gain on foreclosure of real estate owned held-for-sale (3)	-	-	-	-	5,592	5,592	-	-	-
Distributable (Loss) Earnings	$(281,106)	$12,142	$(268,964)	$5,905	$(101,555)	$(95,650)	$26,477	$13,461	$39,938

Reconciliation to net (loss) income
Principal charge-offs (1)			312,017			98,934			147,361
Previously recognized depreciation and amortization on portion of real estate owned (2)			2,340			32,302			-
Previously recognized gain on foreclosure of real estate owned held-for-sale (3)			-			(5,592)			-
Provision for current expected credit loss reserve			(466,527)			(212,620)			(153,683)
Valuation adjustment for loan receivable held-for-sale			(41,767)			(7,227)			-
Depreciation and amortization			(10,754)			(10,489)			(9,287)
Amortization of above and below market leases, net			(1,204)			(1,416)			(708)
Gain on foreclosure of real estate owned			-			-			4,162
Stock-based compensation expense			(14,139)			(18,101)			(16,599)
Unrealized loss on interest rate cap			(71)			(1,406)			(5,157)
Net (loss) income			$(489,069)			$(221,265)			$6,027
(1)
For the year ended December 31, 2025, amount includes (i) a $23.3 million charge-off of accrued interest receivable related to the discounted payoff of a land loan in March 2025, the mortgage foreclosures on certain multifamily properties in July 2025, the foreclosure on a land parcel in December 2025, and the mortgage foreclosure of a multifamily property in January 2026, and (ii) a $0.5 million charge-off of an exit fee related to the discounted payoff of a land loan in March 2025. For the year ended December 31, 2024, amount includes a $23.2 million charge-off of accrued interest receivable related to the reclassification of a for sale condo loan to held-for-sale.
(2)
For the year ended December 31, 2025, amount reflects previously recognized depreciation and amortization on the portions of our mixed-use real estate owned asset that were sold. For the year ended December 31, 2024, amount reflects previously recognized depreciation on our hotel portfolio real estate owned asset upon reclassification to held-for-sale as of December 31, 2024. Amounts not previously recognized in Distributable (Loss) Earnings.
(3)
Reflects total gain on foreclosure of our hotel portfolio real estate owned asset, which was classified as held-for-sale as of December 31, 2024. Amount not previously recognized in Distributable (Loss) Earnings.

Note 16. Subsequent Events

We have evaluated subsequent events through the filing of this Annual Report on Form 10-K and note the following transactions or events that have occurred:

Claros Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

1.
In January 2026, we completed a mortgage foreclosure on a multifamily property located in Dallas, TX. As of December 31, 2025, the multifamily property represented the collateral for a senior loan with an unpaid principal balance of $76.6 million prior to principal charge-offs of $39.1 million, was risk rated 5, and on non-accrual status. See Note 3 - Loan Portfolio for further detail.
2.
In January 2026, we received the full repayment of a land loan. As of December 31, 2025, the loan had an unpaid principal balance of $67.0 million, was risk rated 4, and was on non-accrual status. Concurrently, the borrower paid $3.0 million of past due contractual interest which was not previously recognized. A portion of the repayment proceeds was used to repay the associated financing of $33.5 million.
3.
In January 2026, we received the full repayment of a multifamily loan. As of December 31, 2025, the loan had total commitments of $176.3 million, an unpaid principal balance of $173.8 million, and was risk rated 2. A portion of the repayment proceeds was used to repay the associated financing of $121.8 million.
4.
In January 2026, we refinanced our secured term loan with a new secured term loan which provides for an aggregate principal amount of $500.0 million and a maturity date of January 30, 2030. See Note 6 - Debt Obligations for further detail. As consideration for entering into our new secured term loan, we issued detachable warrants to the lenders party thereto to purchase, in the aggregate, up to 7,542,227 shares of our common stock, at an exercise price of $4.00 per share, exercisable for ten years.
5.
In January 2026, we modified our Management Agreement. See Note 11 - Related Party Transactions for further detail.
6.
In February 2026, we assigned our right, title, and interest in an office loan and the collateral property to our financing counterparty in exchange for the full extinguishment of amounts due under the related financing. As of December 31, 2025, the loan had a total commitment of $90.0 million, an unpaid principal balance of $71.3 million, a risk rating of 5, and a secured financing balance of $56.2 million. See Note 3 - Loan Portfolio and Note 6 - Debt Obligations for further detail.

Claros Mortgage Trust, Inc.

Schedule III - Real Estate and Accumulated Depreciation

As of December 31, 2025

($ in thousands)

			Initial Costs		Costs Subsequent to Acquisition	As of December 31, 2025
Description	Location	Encumbrances	Land	Building and related improvements	Building and related improvements	Land	Building and related improvements	Total (1)	Accumulated Depreciation	Total, net of Accumulated Depreciation	Month of Acquisition	Useful Lifes (2)
Hotel Portfolio (3)	New York, NY	$235,000	$101,662	$215,139	$4,626	$101,662	$219,765	$321,427	$1,991	$319,436	February 2021	5 - 40 years
Mixed-use (4)	New York, NY	-	60,025	8,078	258	60,025	8,336	68,361	929	67,432	June 2023	5 - 35 years
Multifamily	Phoenix, AZ	32,607	6,420	34,929	162	6,420	35,091	41,511	713	40,798	May 2025	4 - 30 years
Multifamily	Henderson, NV	62,744	9,049	67,485	116	9,049	67,601	76,650	1,349	75,301	June 2025	5 - 30 years
Multifamily	Dallas, TX	25,530	2,111	22,785	45	2,111	22,830	24,941	507	24,434	July 2025	5 - 30 years
Multifamily(5)	Dallas, TX	74,405	22,836	86,392	346	22,836	86,738	109,574	1,242	108,332	July 2025	8 - 38 years
Land Parcel	New York, NY	-	94,272	-	-	94,272	-	94,272	-	94,272	December 2025	N/A

Total		$430,286	$296,375	$434,808	$5,553	$296,375	$440,361	$736,736	$6,731	$730,005

(1)
The aggregate cost of the real estate owned assets included above for Federal income tax purposes is $875.6 million as of December 31, 2025.
(2)
Represents the range of useful lives for building, building improvements, site improvements, tenant improvements, and furniture, fixtures, and equipment.
(3)
Amounts reflect the carrying value of the hotel portfolio subsequent to reclassification to held-for-investment during the year ended December 31, 2025
(4)
Reflects amounts net of partial sales during the year ended December 31, 2025.
(5)
Represents two multifamily properties which previously represented the collateral property for one senior loan.

Reconciliation of Real Estate ($ in thousands):

	2025	2024	2023
Balance at January 1,	$128,563	$546,999	$416,343
Reclassification of hotel portfolio to held-for-investment (to held-for-sale)	320,000	(419,785)	-
Foreclosures, including capitalized transaction costs	346,273	-	128,563
Capital expenditures	2,360	1,349	2,093
Partial sales of mixed-use property	(60,460)	-	-
Balance at December 31,	$736,736	$128,563	$546,999

Reconciliation of Accumulated Depreciation ($ in thousands):

	2025	2024	2023
Balance at January 1,	$1,423	$24,040	$15,154
Additions charged to operating expenses	6,453	9,685	8,886
Partial sales of mixed-use property	(1,145)	-	-
Reclassification of hotel portfolio to held-for-sale	-	(32,302)	-
Balance at December 31,	$6,731	$1,423	$24,040

Claros Mortgage Trust, Inc.

Schedule IV - Mortgage Loans on Real Estate

As of December 31, 2025

($ in thousands, except for number of loans)

Type of Loan	Description/Location	Number of Investments	Interest Payment Rates(1)	Maximum Maturity Date (2)	Periodic Payment Terms (3)	Prior Liens (4)	Face Amount of Loans	Carrying Amount of Loans (5) (6)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Senior Mortgage Loans
Senior loans in excess of 3% of the carrying amount of total loans
Senior mortgage loan	Multifamily/West		+ 3.01%	2025	I/O	N/A	$402,341	$300,000	$402,341
Senior mortgage loan	Office/Southeast		+ 3.60%	2026	I/O	N/A	225,497	190,800	225,497
Senior mortgage loan	Hospitality/West		+ 4.30%	2029	I/O	N/A	224,938	224,573	-
Senior mortgage loan	Hospitality/Northeast		+ 6.25%	2028	I/O	N/A	220,000	221,350	-
Senior mortgage loan	Hospitality/West		+ 5.50%	2027	I/O	N/A	220,000	220,325	220,000
Senior mortgage loan	Multifamily/Midwest		+ 3.30%	2027	I/O	N/A	179,798	179,755	-
Senior mortgage loan	Multifamily/West		+ 4.50%	2027	I/O	N/A	173,779	173,239	-
Senior mortgage loan	Land/Mid Atlantic		+ 0.00%	2024	I/O	N/A	157,129	120,100	157,129
Senior mortgage loan	Multifamily/West		+ 4.90%	2027	I/O	N/A	155,000	155,000	155,000
Senior mortgage loan	Multifamily/Mid Atlantic		+ 3.40%	2026	I/O	N/A	130,000	129,675	-
Senior mortgage loan	Multifamily/Southwest		+ 3.40%	2027	I/O	N/A	126,535	126,535	-
Senior mortgage loan	Mixed-use/Northeast		+ 4.00%	2026	I/O	N/A	115,489	114,820	-
Senior mortgage loan	Multifamily/Midwest		+ 4.21%	2026	I/O	N/A	113,468	113,809	-
Senior mortgage loan	Mixed-use/Northeast		+ 6.35%	2026	I/O	N/A	112,030	111,647	-
						N/A	2,556,004	2,381,628	1,159,967
Senior loans less than 3% of the carrying amount of total loans
Senior mortgage loans	Various	18	Floating: + 2.86% - 12.00%	2020 - 2028	I/O / P	N/A	1,376,353	1,182,162	790,224

Subordinate Loans
Subordinate loans in excess of 3% of the carrying amount of total loans
Mezzanine loans	Office	1	Fixed: 8.50%	2027	I/O	$830,000	125,000	124,939	-
Subordinate loans less than 3% of the carrying amount of total loans
Total loans						$830,000	$4,057,357	$3,688,729	$1,950,191
General CECL reserve						N/A	N/A	$(73,328)	N/A
Total loans after general CECL reserves						$830,000	$4,057,357	$3,615,401	$1,950,191

(1)
As a spread over SOFR. SOFR as of December 31, 2025 was 3.69%.
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
(4)
Represents only third-party liens and is expressed as the total loan unpaid principal balance senior to our subordinated loan interest as of December 31, 2025.
(5)
The aggregate cost of the loans included above for Federal income tax purposes is $4.1 billion as of December 31, 2025.
(6)
Amounts net of specific CECL reserves of $365.4 million.

Reconciliation of Mortgage Loans on Real Estate ($ in thousands)

	2025 (1)	2024 (1)
Balance at January 1,	$5,947,262	$6,877,425
Additions during period:
Fundings on loan receivables	121,014	406,975
Non-cash advances in lieu of interest	47,972	41,318
Loan receivable acquired in connection with a full loan repayment	-	97,729
Accretion of fees and discounts	10,616	19,793
Deductions during period:
Repayments of loans, including proceeds from sales of loans not previously classified as held-for-sale	(1,697,844)	(718,811)
Origination fees, extension fees, and exit fees received	(4,282)	(4,618)
Transfer to real estate owned, held-for-investment (2)	(345,841)	-
Transfer to loans held-for-sale	(28,069)	(596,788)
Provision for current expected credit losses (3)	(435,427)	(175,761)
Balance at December 31,	$3,615,401	$5,947,262

(1)
Includes Mortgage and Mezzanine loans.
(2)
See Note 5 – Real Estate Owned of our consolidated financial statements for further detail.
(3)
See Note 3 – Loan Portfolio of our consolidated financial statements for further detail.

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

As of December 31, 2025, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

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

As of December 31, 2025, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on that evaluation, our management, concluded that our internal control over financial reporting was effective as of December 31, 2025.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and the effectiveness of our internal control over financial reporting as of December 31, 2025, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) or Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed not later than April 30, 2026 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed not later than April 30, 2026 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed not later than April 30, 2026 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed not later than April 30, 2026 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed not later than April 30, 2026 with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this annual report on Form 10-K:

(1) and (2) Financial Statements and schedules: See index to financial statements and schedules included in Item 8.

(3) Exhibits

Exhibit Number	Description

3.1

Articles of Amendment and Restatement of Claros Mortgage Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated November 5, 2021, filed by the Company, Commission File No. 001-40993)

3.2

Amended and Restated Bylaws of Claros Mortgage Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated January 30, 2026, filed by the Company, Commission File No. 001-40993)

4.1

Specimen Common Stock Certificate of Claros Mortgage Trust, Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K, dated March 16, 2022, filed by the Company, Commission File No. 001-40993)

10.1

Amended and Restated Management Agreement of Claros Mortgage Trust, Inc. and Claros REIT Management LP, dated August 2, 2022 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, dated August 2, 2022, filed by the Company, Commission File No. 001-40993)

10.2

Amendment No. 1 to Amended and Restated Management Agreement, dated as of January 30, 2026, by and between Claros Mortgage Trust, Inc. and Claros REIT Management LP. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated January 30 2026, filed by the Company, Commission File No. 001-40993)

10.3

Claros Mortgage Trust, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.4

Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.5

Form of Time-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.6

Form of Time-Based Restricted Stock Unit Award Agreement (Non-Deferral Form) (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, dated May 10, 2022, filed by the Company, Commission File No. 001-40993)

10.7

Form of Time-Based Restricted Stock Unit Award Agreement (Deferral Form) (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, dated May 10, 2022, filed by the Company, Commission File No. 001-40993)

10.8

Claros Mortgage Trust, Inc. Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.9

Claros Mortgage Trust, Inc., Amended Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, dated May 6, 2024, filed by the Company, Commission File No. 001-40993)

10.10

Claros Mortgage Trust, Inc., Amended and Restated Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.76 to the Annual Report on Form 10-K, dated February 19, 2025, filed by the Company, Commission File No. 001-40993)

10.11

Form of Indemnification Agreement with directors and certain officers (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.12

Registration Rights Agreement between Claros Mortgage Trust, Inc. and Claros REIT Holdings LP, dated July 8, 2016 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-11, dated October 8, 2021, filed by the Company, Commission File No. 333-260140)

10.13

Amended and Restated Registration Rights Agreement between Claros Mortgage Trust, Inc. and CMTG Investor, L.P., dated July 8, 2016 (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-11, dated October 8, 2021, filed by the Company, Commission File No. 333-260140)

10.14

Registration Rights Agreement between Claros Mortgage Trust, Inc. and Fuyou Investment Management Limited, dated July 8, 2016 (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-11, dated October 8, 2021, filed by the Company, Commission File No. 333-260140)

10.15+

Registration Rights Agreement, dated as of January 30, 2026 by and among Claros Mortgage Trust, Inc. and the investors named therein (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated January 30, 2026, filed by the Company, Commission File No. 001-40993)

10.16

Master Repurchase and Securities Contract Agreement, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of January 26, 2017 (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.17

First Amendment to Master Repurchase and Securities Contract Agreement, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of June 26, 2018 (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.18

Second Amendment to Master Repurchase and Securities Contract Agreement, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of March 13, 2019 (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.19

Third Amendment to Master Repurchase and Securities Contract Agreement, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of November 1, 2019 (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.20

Fourth Amendment to Master Repurchase and Securities Contract Agreement, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of February 3, 2020 (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.21

Fifth Amendment to Master Repurchase and Securities Contract Agreement, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of February 21, 2020 (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.22

Sixth Amendment to Master Repurchase and Securities Contract Agreement, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of March 17, 2020 (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.23

Seventh Amendment to Master Repurchase and Securities Contract Agreement, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of April 10, 2020 (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.24

Eighth Amendment to Master Repurchase and Securities Contract Agreement, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of January 29, 2021 (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.25

Ninth Amendment to Master Repurchase and Securities Contract Agreement, by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of September 9, 2021 (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.26

Tenth Amendment to Master Repurchase and Securities Contract Agreement by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of January 25, 2022 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, dated May 2, 2023, filed by the Company, Commission File No. 001-40993)

10.27

Eleventh Amendment to Master Repurchase and Securities Contract Agreement by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of January 26, 2023 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, dated May 2, 2023, filed by the Company, Commission File No. 001-40993)

10.28

Twelfth Amendment to Master Repurchase and Securities Contract Agreement and First Amendment to Guaranty by and between Morgan Stanley Bank, N.A. and CMTG MS Finance LLC, dated as of March 16, 2023 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, dated May 2, 2023, filed by the Company, Commission File No. 001-40993)

10.29

Thirteenth Amendment to Master Repurchase and Securities Contract Agreement by and between CMTG MS Finance LLC and Morgan Stanley Bank N.A., dated as of August 15, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 20, 2024, filed by the Company, Commission File No. 001-40993)

10.30

Fourteenth Amendment to Master Repurchase and Securities Contract Agreement and Fifth Amendment to Guaranty dated as of January 30, 2026, by and among Claros Mortgage Trust, Inc., CMTG MS Finance LLC, and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, dated January 30, 2026, filed by the Company, Commission File No. 001-40993)

10.31

Guaranty made by Claros Mortgage Trust, Inc. in favor of Morgan Stanley Bank, N. A., dated as of January 26, 2017 (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.32

Second Amendment to Guaranty Agreement made by Claros Mortgage Trust, Inc. in favor of Morgan Stanley Bank, N.A., dated as of October 5, 2023 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, dated October 31, 2023, filed by the Company, Commission File No. 001-40993)

10.33

Third Amendment to Guaranty by and between Claros Mortgage Trust, Inc. and Morgan Stanley Bank, N.A., dated as of June 30, 2024 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, dated August 5, 2024, filed by the Company, Commission File No. 001-40993)

10.34

Fourth Amendment to the Guaranty by and between Claros Mortgage Trust, Inc. and Morgan Stanley Bank, N.A., dated as of February 10, 2025 (incorporated by reference to Exhibit 10.83 to the Annual Report on Form 10-K, dated February 19, 2025, filed by the Company, Commission File No. 001-40993)

10.35

Amended and Restated Uncommitted Master Repurchase Agreement by and between CMTG JP Finance LLC and JPMorgan Chase Bank, National Association, dated as of May 27, 2021 (incorporated by reference to Exhibit 10.42 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.36

Amendment No. 2 to Amended and Restated Master Repurchase Agreement by and between CMTG JP Finance LLC and JPMorgan Chase Bank, National Association, dated as of January 14, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated January 21, 2022, filed by the Company, Commission File No. 001-40993)

10.37

Amendment No. 3 to Amended and Restated Master Repurchase Agreement and Amendment No. 1 to Guarantee Agreement by and between CMTG JP Finance LLC and JPMorgan Chase Bank, National Association, dated as of March 10, 2023 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, dated May 2, 2023, filed by the Company, Commission File No. 001-40993)

10.38

Amendment No. 4 to Amended and Restated Master Repurchase Agreement and Amendment No. 2 to Guarantee Agreement by and among the Company, CMTG JP Finance LLC and JPMorgan Chase Bank, National Association, dated as of July 28, 2023 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, dated August 1, 2023, filed by the Company, Commission File No. 001-40993)

10.39

Amendment No. 5 to Amended and Restated Master Repurchase Agreement and Amendment No. 3 to Guarantee Agreement by and among the Company, CMTG JP Finance LLC and JPMorgan Chase Bank, National Association, dated as of June 20, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated June 24, 2024, filed by the Company, Commission File No. 001-40993)

10.40

Guarantee Agreement made by Claros Mortgage Trust, Inc. in favor of JPMorgan Chase Bank, National Association, dated as of June 29, 2018 (incorporated by reference to Exhibit 10.43 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.41

Amendment No. 1 to Guarantee Agreement by and between Claros Mortgage Trust, Inc. and JPMorgan Chase Bank, N.A., dated as of March 29, 2023 (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q, dated May 2, 2023, filed by the Company, Commission File No. 001-40993)

10.42

Amendment No. 2 to Guarantee Agreement made by Claros Mortgage Trust, Inc. in favor of JPMorgan Chase Bank, National Association, dated as of December 28, 2023 (incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K, dated February 20, 2024, filed by the Company, Commission File No. 001-40993)

10.43

Amendment No. 3 to Guarantee Agreement made by Claros Mortgage Trust, Inc. in favor of JPMorgan Chase Bank, National Association, dated as of January 1, 2024 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, dated May 6, 2024, filed by the Company, Commission File No. 001-40993)

10.44

Amendment No. 4 to Guarantee Agreement made by Claros Mortgage Trust, Inc. in favor of JPMorgan Chase Bank, National Association, dated as of June 28, 2024 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, dated August 5, 2024, filed by the Company, Commission File No. 001-40993)

10.45

Loan Guaranty by and among the subsidiary guarantors named therein and JPMorgan Chase Bank, N.A., dated as of August 9, 2019 (incorporated by reference to Exhibit 10.50 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.46

Pledge and Security Agreement by and among Claros Mortgage Trust, Inc., the subsidiary guarantors named therein and JPMorgan Chase Bank, N.A., dated as of August 9, 2019 (incorporated by reference to Exhibit 10.52 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.47

Master Repurchase and Securities Contract by and between CMTG WF Finance LLC and Wells Fargo Bank, National Association, dated as of September 29, 2021 (incorporated by reference to Exhibit 10.53 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.48

Amendment No. 2 to Master Repurchase and Securities Contract by and between CMTG WF Finance LLC and Wells Fargo Bank, National Association, dated as of March 7, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 9, 2022, filed by the Company, Commission File No. 001-40993)

10.49

Guarantee Agreement made by Claros Mortgage Trust, Inc. in favor of Wells Fargo Bank, National Association, dated as of September 29, 2021 (incorporated by reference to Exhibit 10.54 to the Registration Statement on Form S-11, dated October 28, 2021, filed by the Company, Commission File No. 333-260140)

10.50

Amendment No. 1 to Guarantee Agreement made by Claros Mortgage Trust, Inc. in favor of Wells Fargo Bank, National Association, dated as of May 19, 2023 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, dated August 1, 2023, filed by the Company, Commission File No. 001-40993)

10.51

Amendment No. 2 to Guarantee Agreement made by Claros Mortgage Trust, Inc. in favor of Wells Fargo Bank, National Association, dated as of January 19, 2024 (incorporated by reference to Exhibit 10.65 to the Annual Report on Form 10-K, dated February 20, 2024, filed by the Company, Commission File No. 001-40993)

10.52

Amendment No. 3 to Guarantee Agreement made by Claros Mortgage Trust, Inc. in favor of Wells Fargo Bank, National Association, dated as of July 30, 2024 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, dated August 5, 2024, filed by the Company, Commission File No. 001-40993)

10.53

Amendment No. 4 to Guarantee Agreement by and between Claros Mortgage Trust, Inc. and Wells Fargo Bank, National Association, dated as of January 31, 2025 (incorporated by reference to Exhibit 10.60 to the Annual Report on Form 10-K, dated February 19, 2025, filed by the Company, Commission File No. 001-40993)

10.54

Amendment No. 5 to Guarantee Agreement, dated as of January 30, 2026, by and between Claros Mortgage Trust, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K, dated January 30, 2026, filed by the Company, Commission File No. 001-40993)

10.55

Extension Option Acknowledgement Letter, dated as of September 29, 2023, regarding that certain Master Repurchase and Securities Contract, dated as of September 29, 2021, by and between CMTG WF Finance LLC and Wells Fargo Bank, National Association, as amended, and that certain Guarantee Agreement made by the Company in favor of Wells Fargo Bank, National Association, dated as of September 29, 2021, by and among the Company, CMTG WF Finance LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, dated October 31, 2023, filed by the Company, Commission File No. 001-40993)

10.56

Short-Term Extension Letter Agreement by and among Claros Mortgage Trust, Inc., CMTG WF Finance LLC, CMTG WF Finance Holdco LLC, and Wells Fargo Bank, National Association, dated as of September 30, 2024 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, dated November 7, 2024, filed by the Company, Commission File No. 001-40993)

10.57

Amended and Restated Short-Term Extension Letter Agreement by and among Claros Mortgage Trust, Inc., CMTG WF Finance LLC, CMTG WF Finance Holdco LLC and Wells Fargo Bank, National Association, dated as of November 22, 2024 (incorporated by reference to Exhibit 10.79 to the Annual Report on Form 10-K, dated February 19, 2025, filed by the Company, Commission File No. 001-40993)

10.58

Second Amended and Restated Short-Term Extension Letter Agreement by and among Claros Mortgage Trust, Inc., CMTG WF Finance LLC, CMTG WF Finance Holdco LLC and Wells Fargo Bank, National Association, dated as of January 24, 2025 (incorporated by reference to Exhibit 10.80 to the Annual Report on Form 10-K, dated February 19, 2025, filed by the Company, Commission File No. 001-40993)

10.59+

Third Amended and Restated Short-Term Extension Letter Agreement by and among Claros Mortgage Trust, Inc., CMTG WF Finance LLC, CMTG WF Finance Holdco LLC, and Wells Fargo Bank National Association, dated as of January 31, 2025 (incorporated by reference to Exhibit 10.81 to the Annual Report on Form 10-K, dated February 19, 2025, filed by the Company, Commission File No. 001-40993)

10.60+

Fourth Amended and Restated Short-Term Extension Letter Agreement by and among Claros Mortgage Trust, Inc., CMTG WF Finance LLC, CMTG WF Finance Holdco LLC, and Wells Fargo Bank National Association, dated as of April 2, 2025 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, dated May 7, 2025, filed by the Company, Commission File No. 001-40993)

10.61

Master Participation and Administration Agreement, by and among JPMorgan Chase Bank, National Association, CMTG JPM Term Holdco LLC, CMTG JPM Term Funding LLC and Situs Asset Management LLC, dated as of November 4, 2022 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, dated November 9, 2022, filed by the Company, Commission File No. 001-40993)

10.62

Amendment No. 4 to Guarantee Agreement by and between Claros Mortgage Trust, Inc. and JPMorgan Chase Bank, National Association, dated as of February 6, 2025 (incorporated by reference to Exhibit 10.82 to the Annual Report on Form 10-K, dated February 20, 2024, filed by the Company, Commission File No. 001-40993)

10.63

Amendment No. 5 to Guarantee Agreement by and between Claros Mortgage Trust, Inc. and JPMorgan Chase Bank, National Association, dated as of February 11, 2025 (incorporated by reference to Exhibit 10.84 to the Annual Report on Form 10-K, dated February 19, 2025, filed by the Company, Commission File No. 01-40993)

10.64

Amendment No. 6 to Guarantee Agreement, dated as of January 30, 2026, by and between Claros Mortgage Trust, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, dated January 30, 2026, filed by the Company, Commission File No. 001-40993)

10.65

Amendment No. 6 to Amended and Restated Master Repurchase Agreement by and among Claros Mortgage Trust, Inc., CMTG JP Finance LLC, and JPMorgan Chase Bank, National Association, dated as of March 31, 2025 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, dated May 7, 2025, filed by the Company, Commission File No. 001-40993)

10.66

Amendment No. 7 to Amended and Restated Master Repurchase Agreement dated as of October 2, 2025 by and between CMTG JP Finance LLC and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated October 6, 2025, filed by the Company, Commission File No. 001-40993)

10.67

Amendment No. 8 to Amended and Restated Master Repurchase Agreement and Amendment No. 4 to Guarantee Agreement, dated as of January 30, 2026, by and among Claros Mortgage Trust, Inc., CMTG JP Finance LLC, and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated January 30, 2026, filed by the Company, Commission File No. 001-40993)

10.68

Uncommitted Master Repurchase Agreement by and among CMTG JNP Finance LLC, Claros Mortgage Trust, Inc. and JPMorgan Chase Bank, National Association, dated as of March 31, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 4, 2025, filed by the Company, Commission File No. 001-40993)

10.69

Amendment No. 1 to Master Repurchase and Securities Contract by and among Claros Mortgage Trust, Inc., CMTG WF Finance LLC, CMTG WF Finance Holdco LLC and Wells Fargo Bank, National Association, dated as of January 24, 2022 (incorporated by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q, dated May 7, 2025, filed by the Company, Commission File No. 001-40993)

10.70

Amendment No. 3 to Master Repurchase and Securities Contract by and among Claros Mortgage Trust, Inc., CMTG WF Finance LLC, CMTG WF Finance Holdco LLC and Wells Fargo Bank, National Association, dated as of August 22, 2022 (incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q, dated May 7, 2025, filed by the Company, Commission File No. 001-40993)

10.71

Amendment No. 4 to Master Repurchase and Securities Contract by and between CMTG WF Finance LLC and Wells Fargo Bank, National Association, dated as of April 30, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated May 5, 2025, filed by the Company, Commission File No. 001-40993)

10.72+

Amendment No. 1 to Amended and Restated Master Repurchase Agreement dated as of October 2, 2025 by and among CMTG JNP Finance LLC, Claros Mortgage Trust, Inc., and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated October 6, 2025, filed by the Company, Commission File No. 001-40993)

10.73

Amendment No. 2 to Amended and Restated Master Repurchase Agreement dated as of January 30, 2026, by and among CMTG JNP Finance LLC, Claros Mortgage Trust, Inc., and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, dated January 30 2026, filed by the Company, Commission File No. 001-40993)

10.74+

Term Loan Credit Agreement, dated as of January 30, 2026, by and among Claros Mortgage Trust, Inc., as borrower, HPS Investment Partners, LLC, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated January 30, 2026, filed by the Company, Commission File No. 001-40993)

10.75+

Warrant Agreement, dated as of January 30, 2026, by and among Claros Mortgage Trust, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated January 30, 2026, filed by the Company, Commission File No. 001-40993)

19.1

Claros Mortgage Trust, Inc. Insider Trading Compliance Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K, dated February 19, 2025, filed by the Company, Commission File No. 001-40993)

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

Claros Mortgage Trust, Inc.

Date: February 18, 2026	By:	/s/ Richard J. Mack
Richard J. Mack
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard J. Mack	Chief Executive Officer and Chairman	February 18, 2026
Richard J. Mack	(Principal Executive Officer)

/s/ J. Michael McGillis	Chief Financial Officer, President and Director (Principal Financial and Accounting Officer)	February 18, 2026
J. Michael McGillis

/s/ Steven L. Richman	Director	February 18, 2026
Steven L. Richman

/s/ Andrew Silberstein	Director	February 18, 2026
Andrew Silberstein

/s/ Derrick D. Cephas	Director	February 18, 2026
Derrick D. Cephas

/s/ Mary Haggerty	Director	February 18, 2026
Mary Haggerty

/s/ Pamela Liebman	Director	February 18, 2026
Pamela Liebman

/s/ Vincent Tese	Director	February 18, 2026
Vincent Tese

/s/ W. Edward Walter III	Director	February 18, 2026
W. Edward Walter III