Form 10-Q
period 2026-03-31
Claros Mortgage Trust, Inc.
filed 2026-05-06
CIK 1666291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 5, 2026, the registrant had 140,218,764 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Claros Mortgage Trust, Inc.

Consolidated Balance Sheets

(unaudited, in thousands, except share data)

	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$116,782	$173,186
Restricted cash	13,662	17,599
Loans receivable held-for-investment	3,504,010	4,054,152
Less: current expected credit loss reserve	(396,433)	(438,751)
Loans receivable held-for-investment, net	3,107,577	3,615,401
Equity method investment	42,158	42,196
Real estate owned held-for-investment, net	764,763	730,005
Other assets	119,456	143,372
Total assets	$4,164,398	$4,721,759

Liabilities and Equity
Repurchase agreements	$1,593,114	$1,857,614
Term participation facility	339,160	329,452
Notes payable, net	-	177,522
Secured term loan, net	465,577	549,447
Debt related to real estate owned hotel portfolio, net	231,699	230,992
Other liabilities	34,653	37,063
Management fee payable - affiliate	7,347	7,774
Total liabilities	2,671,550	3,189,864

Commitments and Contingencies - Note 14

Equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 140,218,764 and 140,218,764 shares issued and 140,218,764 and 140,218,764 shares outstanding at March 31, 2026 and December 31, 2025, respectively	1,402	1,402
Additional paid-in capital	2,768,131	2,752,884
Accumulated deficit	(1,276,685)	(1,222,391)
Total equity	1,492,848	1,531,895
Total liabilities and equity	$4,164,398	$4,721,759

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Operations

(unaudited, in thousands, except share and per share data)

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenue
Interest and related income	$58,999	$118,038
Less: interest and related expense	50,894	89,227
Net interest income	8,105	28,811
Revenue from real estate owned	21,414	14,564
Total net revenue	29,519	43,375

Expenses
Management fees - affiliate	7,347	8,397
General and administrative expenses	3,212	4,270
Stock-based compensation expense	2,317	5,074
Real estate owned:
Operating expenses	18,054	12,915
Interest expense	9,176	6,554
Depreciation and amortization	6,399	438
Total expenses	46,505	37,648

Loss from equity method investment	(38)	(37)
Loss on extinguishment of debt	(5,898)	(547)
Loss on real estate owned held-for-sale	-	(49)
Provision for current expected credit loss reserve	(31,372)	(41,123)
Valuation adjustment for loan receivable held-for-sale	-	(42,594)

Net Loss	$(54,294)	$(78,623)

Net Loss per share of common stock:
Basic and diluted	$(0.39)	$(0.56)
Weighted average shares of common stock outstanding:
Basic and diluted	140,456,493	139,475,685

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Changes in Equity

(unaudited, in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total Equity
Balance at December 31, 2025	140,218,764	$1,402	$2,752,884	$(1,222,391)	$1,531,895
Stock-based compensation expense	-	-	2,369	-	2,369
Issuance of warrants	-	-	13,500	-	13,500
Equity issuance costs	-	-	(622)	-	(622)
Net loss	-	-	-	(54,294)	(54,294)
Balance at March 31, 2026	140,218,764	$1,402	$2,768,131	$(1,276,685)	$1,492,848

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total Equity
Balance at December 31, 2024	139,362,657	$1,394	$2,740,014	$(733,322)	$2,008,086
Stock-based compensation expense	-	-	5,122	-	5,122
Net loss	-	-	-	(78,623)	(78,623)
Balance at March 31, 2025	139,362,657	$1,394	$2,745,136	$(811,945)	$1,934,585

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities
Net Loss	$(54,294)	$(78,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of fees and discounts on loans receivable	(1,660)	(2,797)
Amortization of deferred financing costs on secured financings	6,487	5,765
Amortization of deferred financing costs on debt related to real estate owned hotel portfolio	707	396
Amortization of discount on secured term loan	569	-
Non-cash stock-based compensation expense	2,369	5,122
Depreciation and amortization on real estate owned, in-place lease values, and deferred leasing costs	6,399	438
Amortization of above and below market lease values, net	258	354
Straight-line rent adjustment	(201)	-
Loss from equity method investment	38	37
Loss on extinguishment of debt	5,898	547
Loss on real estate owned held-for-sale	-	49
Non-cash advances on loans receivable in lieu of interest	(964)	(14,487)
Non-cash advances on secured financings in lieu of interest	-	2,188
Repayment of non-cash advances on loans receivable in lieu of interest	20,036	2,423
Provision for current expected credit loss reserve	31,372	41,123
Valuation adjustment for loan receivable held-for-sale	-	42,594
Changes in operating assets and liabilities:
Other assets	(12,026)	(15,737)
Other liabilities	(11,039)	(6,554)
Management fee payable - affiliate	(427)	(18,623)
Net cash used in operating activities	(6,478)	(35,785)

Cash flows from investing activities
Loan originations, acquisitions and advances, net of fees	(21,212)	(27,404)
Advances on loan receivable held-for-sale	-	(12,079)
Repayments of loans receivable	224,693	213,001
Proceeds from sales of loans receivable	197,500	100,985
Extension and exit fees received from loans receivable	168	341
Capital expenditures on real estate owned	(2,264)	(49)
Cash and restricted cash acquired from foreclosures on real estate owned	1,933	-
Payment of transaction costs from foreclosures on real estate owned	(269)	-
Net cash provided by investing activities	400,549	274,795

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from financing activities
Proceeds from secured financings	10,708	222,776
Proceeds from secured term loan and issuance of warrants	500,000	-
Payment of deferred financing costs	(18,513)	(4,675)
Payment of equity issuance costs	(493)	-
Payment of fees on secured financing	(2,592)	(1,038)
Repayments of secured financings	(387,334)	(438,794)
Repayments of secured term loan	(556,188)	(1,907)
Net cash used in financing activities	(454,412)	(223,638)

Net (decrease) increase in cash, cash equivalents and restricted cash	(60,341)	15,372
Cash, cash equivalents and restricted cash, beginning of period	190,785	133,500
Cash, cash equivalents and restricted cash, end of period	$130,444	$148,872

Cash and cash equivalents, end of period	$116,782	$127,829
Restricted cash, end of period	13,662	21,043
Cash, cash equivalents and restricted cash, end of period	$130,444	$148,872

Supplemental disclosure of cash flow information:
Cash paid for interest	$54,222	$91,871

Supplemental disclosure of non-cash investing and financing activities:
Accrued deferred financing costs	$333	$1,851
Accrued equity issuance costs	$9	$-
Accrued deferred leasing costs	$-	$353
Real estate acquired in foreclosure	$36,504	$-
Lease intangibles, net acquired in foreclosures on real estate owned	$896	$-
Working capital acquired in foreclosures on real estate owned	$(3,272)	$-
Settlement of loan receivable in foreclosure on real estate owned	$76,577	$-
Settlement of loan receivable through assignment to lender	$56,166	$-
Settlement of note payable through assignment to lender	$56,166	$-

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

These unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of our financial position, results of operations and cash flows have been included. Our results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year or any other future period.

We consolidate all entities that are controlled either through majority ownership or voting rights. We also identify entities for which control is achieved through means other than through voting rights (a variable interest entity or “VIE”) using the analysis as set forth in Accounting Standards Codification (“ASC”) 810, Consolidation of Variable Interest Entities, and determine when and which variable interest holder, if any, should consolidate the VIE. We do not have any consolidated variable interest entities as of March 31, 2026 and December 31, 2025. All significant intercompany transactions and balances have been eliminated in consolidation.

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

To estimate an annual historical loss rate, we obtained historical loss rate data for loans most comparable to our loan portfolio from a commercial mortgage-backed securities database licensed by a third party, Trepp, LLC, which contains historical loss data from the 1990s through March 31, 2026. We believe this CMBS data is the most relevant, available, and comparable data set to our portfolio.

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

Assets acquired and liabilities assumed generally include land, building, building improvements, tenant improvements, furniture, fixtures and equipment, mortgages payable, and identified intangible assets and liabilities, which generally consists of above or below market lease values, in-place lease values, and other lease-related values. In estimating fair values for allocating the purchase price of our real estate owned, we may utilize various methods, including a market approach, which considers recent sales of similar properties, adjusted for differences in location and state of the physical asset, or a replacement cost approach, which considers the composition of physical assets acquired, adjusted based on industry standard information and the remaining useful life of the acquired property. In estimating fair values of intangible assets acquired or liabilities assumed, we consider the estimated cost of leasing our real estate owned assuming the property was vacant, the value of the current lease agreements relative to market-rate leases, and the estimation of total lease-up time, including lost rents. In-place, above market, and other lease values, net are included within other assets on our consolidated balance sheets. Below market lease values, net, are included within other liabilities on our consolidated balance sheets. Amortization of in-place and other lease values is recognized in depreciation and amortization expense on our consolidated statements of operations. Amortization of above and below market lease values is recognized in revenue from real estate owned on our consolidated statements of operations.

Real estate assets held-for-investment are evaluated for indicators of impairment on a quarterly basis. Factors that we may consider in our impairment analysis include, among others: (i) significant underperformance relative to historical or anticipated operating results; (ii) significant negative industry or economic trends; (iii) costs necessary to extend the life or improve the real estate asset; (iv) significant increase in competition; and (v) ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows expected to be generated by the real estate asset over the estimated remaining holding period is less than the carrying amount of such real estate asset. Cash flows include operating cash flows and anticipated capital proceeds generated by the sale of the real estate asset. If the sum of such estimated undiscounted cash flows is less than the carrying amount of the real estate asset, an impairment charge is recorded equal to the excess of the carrying value of the real estate asset over its estimated fair value. When determining the estimated fair value of a real estate asset, we make certain assumptions including consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon our estimate of a capitalization rate and discount rate. There were no impairments of our real estate owned held-for-investment assets through March 31, 2026.

Debt assumed in a foreclosure, deed-in-lieu of foreclosure, or assignment-in-lieu of foreclosure of real estate is recorded at its estimated fair value at the time of the acquisition.

See Note 5 - Real Estate Owned for further detail.

Recent Accounting Guidance

The FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”). The standard clarifies required form and content of interim financial statements and notes and requires entities issuing condensed financial statements to disclose certain events occurring since the end of the most recent fiscal year that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The adoption of ASU 2025-11 is not expected to have a material impact on our consolidated financial statements.

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

Note 3. Loan Portfolio

Loans Receivable

Our loan receivable held-for-investment portfolio as of March 31, 2026 was comprised of the following loans ($ in thousands):

	Number of Loans	Loan Commitment(1)	Unpaid Principal Balance	Carrying Value (2)	Weighted Average Spread(3)	Weighted Average Interest Rate(4)
Loans receivable held-for-investment:
Variable:
Senior loans(5)	26	$3,583,712	$3,379,441	$3,028,634	+ 2.81%	4.80%
	26	3,583,712	3,379,441	3,028,634	+ 2.81%	4.80%
Fixed:
Senior loans(5)	1	$1,607	$1,607	$1,607	N/A	0.00%
Subordinate loans	1	125,000	125,000	124,954	N/A	8.50%
	2	126,607	126,607	126,561		8.39%
Total/Weighted Average	28	$3,710,319	$3,506,048	$3,155,195	N/A	4.93%
General CECL reserve				(47,618)
Loans receivable held-for-investment, net				$3,107,577

(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Net of specific CECL reserves of $348.8 million.
(3)
The weighted average spread is expressed as a spread over the relevant floating benchmark rates. One-month term Secured Overnight Financing Rate (“SOFR”) as of March 31, 2026 was 3.66%. Weighted average is based on unpaid principal balance as of March 31, 2026. For loans placed on non-accrual, the spread used in calculating the weighted average spread is 0%.
(4)
Reflects the weighted average interest rate based on the applicable floating benchmark rate (if applicable), including SOFR floors (if applicable). Weighted average is based on unpaid principal balance as of March 31, 2026 and includes loans on non-accrual status. For loans placed on non-accrual, the interest rate used in calculating the weighted average interest rate is 0%.
(5)
Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans (if any), and pari passu participations in senior mortgage loans.

Our loans receivable held-for-investment portfolio as of December 31, 2025 was comprised of the following loans ($ in thousands):

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
(3)
The weighted average spread is expressed as a spread over the relevant floating benchmark rates. SOFR as of December 31, 2025 was 3.69%. Weighted average is based on unpaid principal balance as of December 31, 2025. For loans placed on non-accrual, the spread used in calculating the weighted average spread is 0%.
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

Activity relating to our loans receivable held-for-investment portfolio for the three months ended March 31, 2026 ($ in thousands):

	Unpaid Principal Balance	Deferred Fees and Discounts	Specific CECL Reserve	Carrying Value (1)
Balance at December 31, 2025	$4,057,357	$(3,204)	$(365,424)	$3,688,729
Advances on existing loans	21,212	-	-	21,212
Non-cash advances in lieu of interest	964	-	-	964
Origination fees, discounts, extension fees and exit fees	-	(168)	-	(168)
Repayments of loans receivable	(224,693)	-	-	(224,693)
Assignment of loan receivable to lender	(71,356)	-	17,784	(53,572)
Repayments of non-cash advances in lieu of interest	(20,036)	-	-	(20,036)
Accretion of fees and discounts	-	1,660	-	1,660
Sales of loans receivable	(220,000)	(326)	29,855	(190,471)
Transfer to real estate owned, held-for-investment (See Note 5)	(37,400)	-	1,338	(36,062)
Provision for specific CECL reserve	-	-	(32,368)	(32,368)
Balance at March 31, 2026	$3,506,048	$(2,038)	$(348,815)	$3,155,195
General CECL reserve				(47,618)
Carrying Value				$3,107,577

(1)
Balance at December 31, 2025 does not include general CECL reserve.

Sales of Loans Receivable

The following table summarizes our loan receivable sold during the three months ended March 31, 2026 ($ in thousands):

Property Type(1)	Location	Loan Commitment	Unpaid Principal Balance Before Principal Charge-Off	Carrying Value Before Principal Charge-Off	Principal Charge-Off	Net Sale Proceeds	Risk Rating (2)
Hospitality(3)	CA	$235,000	$220,000	$220,326	$(29,855)	$190,471	4

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
(3)
In March 2026, this loan was sold for a gross sales price of $197.5 million. Pursuant to the terms of the sale, a reconciliation of working capital was required by May 24, 2026 to determine any necessary purchase price adjustments. The maximum liability due to the purchaser was $6.75 million, which is included within other liabilities on our consolidated balance sheet as of March 31, 2026 and within the principal charge-off. In May 2026, the reconciliation was completed and $6.75 million was paid to the purchaser.

During the year ended December 31, 2023, we sold a senior loan collateralized by a portfolio of multifamily properties located in San Francisco, CA. We obtained a true-sale-at-law opinion and determined the transaction constituted a sale. Concurrent with the sale, we entered into an agreement with the transferee which provides for a share of cash flows from the senior loan upon the transferee achieving certain financial metrics. As of March 31, 2026, we have not recognized any value to this interest on our consolidated financial statements.

Concentration of Risk

The following table presents our loans receivable held-for-investment by loan type, as well as property type and geographic location of the properties collateralizing these loans as of March 31, 2026 and December 31, 2025 ($ in thousands):

	March 31, 2026		December 31, 2025
Loan Type	Carrying Value (1)	Percentage	Carrying Value (2)	Percentage
Senior loans (3)	$3,030,241	96%	$3,563,790	97%
Subordinate loans	124,954	4%	124,939	3%
	$3,155,195	100%	$3,688,729	100%
General CECL reserve	(47,618)		(73,328)
	$3,107,577		$3,615,401

Property Type	Carrying Value (1)	Percentage	Carrying Value (2)	Percentage
Multifamily	$1,400,368	44%	$1,603,610	44%
Hospitality	592,001	19%	806,913	22%
Office	533,981	17%	589,152	16%
Mixed-Use (4)	319,005	10%	312,467	8%
Retail	151,788	5%	151,535	4%
Land	120,100	4%	187,100	5%
Other	37,952	1%	37,952	1%
	$3,155,195	100%	$3,688,729	100%
General CECL reserve	(47,618)		(73,328)
	$3,107,577		$3,615,401

Geographic Location	Carrying Value (1)	Percentage	Carrying Value (2)	Percentage
United States
West	$1,141,684	36%	$1,583,143	43%
Northeast	683,643	22%	744,852	20%
Midwest	418,561	13%	418,503	11%
Southeast	384,556	12%	378,169	10%
Mid Atlantic	249,864	8%	249,775	7%
Southwest	238,935	8%	276,335	8%
Other	37,952	1%	37,952	1%
	$3,155,195	100%	$3,688,729
General CECL reserve	(47,618)		(73,328)
	$3,107,577		$3,615,401

(1)
Net of specific CECL reserves of $348.8 million at March 31, 2026.
(2)
Net of specific CECL reserves of $365.4 million at December 31, 2025.
(3)
Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans and pari passu participations in senior mortgage loans.
(4)
At March 31, 2026, mixed-use consists of 3% office, 2% life science, 2% hospitality, 2% multifamily, and 1% retail. At December 31, 2025, mixed-use consists of 2% office, 2% life science, 2% hospitality, 1% multifamily, and 1% retail.

Interest Income and Accretion

The following table summarizes our interest and accretion income from our loan portfolio and interest on cash balances for the three months ended March 31, 2026 and 2025, respectively ($ in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Coupon interest	$56,167	$114,477
Accretion of fees and discounts	1,660	2,797
Interest on cash, cash equivalents, and other income	1,172	764
Total interest and related income (1)	$58,999	$118,038

(1)
For the three months ended March 31, 2026 and 2025, we recognized $0.5 million and $0.0 million, respectively, of default interest, late fees, pre-payment penalties, and/or accelerated fees following repayments prior to maturity.

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

The following tables allocate the principal balance and carrying value of our loans receivable held-for-investment based on our internal risk ratings as of March 31, 2026 and December 31, 2025 ($ in thousands):

March 31, 2026
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value (1)	% of Total of Carrying Value
1	-	$-	$-	0%
2	1	130,000	129,764	4%
3	14	1,624,306	1,624,262	52%
4	4	451,549	451,162	14%
5	9	1,300,193	950,007	30%
	28	$3,506,048	$3,155,195	100%
General CECL reserve			(47,618)
			$3,107,577

(1)
Net of specific CECL reserves of $348.8 million.

December 31, 2025
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value (1)	% of Total of Carrying Value
1	-	$-	$-	0%
2	2	303,779	302,914	8%
3	15	1,732,088	1,731,270	47%
4	5	613,714	613,652	17%
5	11	1,407,776	1,040,893	28%
	33	$4,057,357	$3,688,729	100%
General CECL reserve			(73,328)
			$3,615,401

(1)
Net of specific CECL reserves of $365.4 million.

As of March 31, 2026 and December 31, 2025, the average risk rating of our loans receivable held-for-investment portfolio was 3.7 and 3.6, respectively, weighted by carrying value net of specific CECL reserves.

The following table presents the carrying value and significant characteristics of our loans receivable held-for-investment on non-accrual status as of March 31, 2026 ($ in thousands):

Property Type	Location	Risk Rating	Unpaid Principal Balance	Carrying Value Before Specific CECL Reserve	Specific CECL Reserve	Net Carrying Value	Interest Recognition Method / as of Date
Multifamily	CA	5	$402,341	$402,223	$(102,223)	$300,000	Cash Basis/ 6/30/2025
Office	GA	5	225,746	225,746	(34,946)	190,800	Cost Recovery/ 12/31/2025
Multifamily	CO	5	170,000	170,000	(72,000)	98,000	Cash Basis/ 9/30/2025
Land	VA	5	157,644	157,644	(37,544)	120,100	Cost Recovery/ 1/1/2023
Multifamily	TX	5	139,237	138,722	(48,722)	90,000	Cash Basis/ 7/1/2024
Office	CA	5	111,542	111,263	(23,363)	87,900	Cost Recovery/ 4/1/2023
Office	GA	5	66,642	66,244	(27,044)	39,200	Cost Recovery/ 9/1/2023
Multifamily (1)	TX	5	25,434	25,373	(2,973)	22,400	Cash Basis/ 7/1/2024
Other (2)	Other	5	1,607	1,607	-	1,607	Cost Recovery/ 7/1/2020
Total risk rated 5 loans			1,300,193	1,298,822	(348,815)	950,007
Multifamily	AZ	4	155,000	155,000	-	155,000	Cash Basis/ 3/31/2026
Office	CA	4	91,514	91,127	-	91,127	Cost Recovery/ 9/1/2023
Total risk rated 4 loans			246,514	246,127	-	246,127
Total non-accrual			$1,546,707	$1,544,949	$(348,815)	$1,196,134

(1)
In May 2026, we acquired legal title to the collateral property through a mortgage foreclosure.
(2)
Amounts deemed uncollectible have been charged-off as of March 31, 2026.

As of March 31, 2026, loans receivable classified as non-accrual represented 37.9% of our total loans receivable held-for-investment, based on carrying value net of specific CECL reserves. During the three months ended March 31, 2026, we (i) recognized $3.0 million of interest income on a cash basis upon the repayment of a non-accrual loan in January 2026 and (ii) received $3.6 million of cost recovery proceeds for loans on non-accrual status, of which $0.7 million was applied against past due interest and reduced the related CECL reserve. Further, the above table excludes one loan with an aggregate carrying value of $78.5 million that is in maturity default but remains on accrual status as interest is deemed collectible based on the collateral property’s value.

The following table presents the carrying value and significant characteristics of our loans receivable held-for-investment on non-accrual status as of December 31, 2025 ($ in thousands):

Property Type	Location	Risk Rating	Unpaid Principal Balance	Carrying Value Before Specific CECL Reserve	Specific CECL Reserve	Net Carrying Value	Interest Recognition Method / as of Date
Multifamily	CA	5	$402,341	$402,223	$(102,223)	$300,000	Cash Basis/ 6/30/2025
Office	GA	5	225,497	225,497	(34,697)	190,800	Cost Recovery/ 12/31/2025
Multifamily	CO	5	170,000	170,000	(72,000)	98,000	Cash Basis/ 9/30/2025
Land	VA	5	157,129	157,129	(37,029)	120,100	Cost Recovery/ 1/1/2023
Multifamily	TX	5	137,696	137,181	(47,181)	90,000	Cash Basis/ 7/1/2024
Office	CA	5	111,542	111,263	(23,363)	87,900	Cost Recovery/ 4/1/2023
Office	GA	5	67,892	67,494	(28,294)	39,200	Cost Recovery/ 9/1/2023
Multifamily(1)(2)	TX	5	37,400	37,400	-	37,400	Cash Basis/ 6/30/2025
Multifamily	TX	5	25,373	25,312	(2,912)	22,400	Cash Basis/ 7/1/2024
Other (2)	Other	5	1,607	1,607	-	1,607	Cost Recovery/ 7/1/2020
Total risk rated 5 loans(3)			1,336,477	1,335,106	(347,699)	987,407
Office	CA	4	93,214	92,827	-	92,827	Cost Recovery/ 9/1/2023
Land(4)	NY	4	67,000	67,000	-	67,000	Cash Basis/ 11/1/2021
Total risk rated 4 loans			160,214	159,827	-	159,827
Total non-accrual			$1,496,691	$1,494,933	$(347,699)	$1,147,234

(1)
In January 2026, we acquired legal title to the collateral property through a mortgage foreclosure. In anticipation of such foreclosure, we recognized a principal charge-off of $39.1 million as of December 31, 2025.
(2)
Amounts deemed uncollectible have been charged-off as of December 31, 2025.
(3)
Amount excludes one risk rated 5 loan with an unpaid principal balance of $71.3 million and a carrying value net of specific CECL reserves of $53.5 million that remained on accrual status as monthly debt service was satisfied through borrower funded reserves. In February 2026, we assigned our right, title, and interest in this loan receivable and the collateral property to our financing counterparty in exchange for the full extinguishment of amounts due under the related financing. Upon assignment, we recognized a principal charge-off of $17.8 million which includes $2.6 million paid to our financing counterparty under the terms of our guarantee. See Note 6 - Debt Obligations - Notes Payable for further detail.
(4)
In January 2026, this loan was repaid in full. During the year ended December 31, 2025, we recognized $3.0 million of interest income on a cash basis from this loan, which is included in the $6.0 million of interest income recognized on a cash basis as discussed below for the year ended December 31, 2025. Upon repayment in January 2026, we recognized an additional $3.0 million of interest income on a cash basis from this loan, which is included in cash basis interest income discussed above for the three months ended March 31, 2026.

As of December 31, 2025, loans receivable classified as non-accrual represented 31.1% of our total loans receivable held-for-investment, based on carrying value net of specific CECL reserves. During the year ended December 31, 2025, we (i) recognized $6.0 million of interest income on a cash basis for loans on non-accrual status and (ii) received $16.2 million of cost recovery proceeds for loans on non-accrual status, of which $13.6 million was applied against past due interest and reduced the related CECL reserve. Further, the above table excludes three loans with an aggregate carrying value of $453.8 million that are in maturity default but remain on accrual status as the borrower is current on interest payments and/or interest is deemed collectible based on the collateral property’s value.

Current Expected Credit Losses

The current expected credit loss reserve required under GAAP reflects our current estimate of potential credit losses related to our loan commitments. See Note 2 for further detail of our current expected credit loss reserve methodology.

The following table illustrates the changes in the current expected credit loss reserve for our loans receivable held-for-investment for the three months ended March 31, 2026 and 2025, respectively ($ in thousands):

		General CECL Reserve
	Specific CECL Reserve	Loans Receivable Held-for- Investment	Unfunded Loan Commitments(2)	Total General CECL Reserve	Accrued Interest Receivable(1)	Total CECL Reserve
Total reserve, December 31, 2024	$120,920	$122,110	$5,546	$127,656	$17,794	$266,370
Provision (reversal)	41,458	(3,975)	100	(3,875)	3,540	41,123
Charge-offs	(43,113)	-	-	-	(3,540)	(46,653)
Total reserve, March 31, 2025	$119,265	$118,135	$5,646	$123,781	$17,794	$260,840

Total reserve, December 31, 2025	$365,424	$73,328	$4,340	$77,668	$26,782	$469,874
Provision (reversal)	32,368	(25,710)	(1,864)	(27,574)	26,578	31,372
Charge-offs	(48,977)	-	-	-	(12,884)	(61,861)
Total reserve, March 31, 2026	$348,815	$47,618	$2,476	$50,094	$40,476	$439,385
(1)
CECL reserves for accrued interest receivable, if any, are included in other assets on our consolidated balance sheets.
(2)
CECL reserve for unfunded commitments is included in other liabilities on our consolidated balance sheets.

The following table illustrates our specific and general CECL reserves as a percentage of total unpaid principal balance of loans receivable held-for-investment as of March 31, 2026, December 31, 2025, March 31, 2025, and December 31, 2024:

	Specific CECL Reserve (1)	General CECL Reserve (2)	Total CECL Reserve (3)
Reserve at December 31, 2024	18.2%	2.3%	4.0%
Reserve at March 31, 2025	16.4%	2.4%	4.1%
Reserve at December 31, 2025	26.0%	2.9%	10.9%
Reserve at March 31, 2026	26.8%	2.3%	11.4%

(1)
Represents specific CECL reserves on loans receivable held-for-investment as a percentage of unpaid principal balance of risk rated 5 loans.
(2)
Represents general CECL reserves on loans receivable held-for-investment and related unfunded loan commitments as a percentage of unpaid principal balance of loans subject to the general CECL reserve.
(3)
Represents total CECL reserves on loans receivable held-for-investment and related unfunded loan commitments as a percentage of total unpaid principal balance of loans receivable held-for-investment.

During the three months ended March 31, 2026, we recorded a provision for current expected credit losses of $31.4 million, which consisted of a $32.4 million increase in our specific CECL reserves prior to principal and exit fee charge-offs and a $26.6 million increase in CECL reserves on accrued interest receivable prior to charge-offs, offset in part by a $27.6 million decrease in our general CECL reserves. The increase in our specific CECL reserves was primarily attributable to protective advances made on certain loans and a specific reserve determined on a loan sold which was not previously classified as held-for-sale, offset in part by principal charge-offs recognized. The increase in our CECL reserves on accrued interest receivable is attributable to reserving against outstanding interest due to us upon a loan being placed on non-accrual status during the three months ended March 31, 2026, offset in part by a reduction in reserves upon the receipt of past due interest and charge-offs recognized in connection with the sale of a delinquent loan. The decrease in our general CECL reserves was primarily attributable to seasoning of our loan portfolio, a reduction in the size of our loan portfolio subject to determination of the general CECL reserve, and changes in the historical loss rate of the analogous data set, offset in part by changes in risk ratings and expected remaining duration within our loan portfolio. As of March 31, 2026, our total current expected credit loss reserve was $439.4 million.

During the three months ended March 31, 2025, we recorded a provision for current expected credit losses of $41.1 million, which consisted of a $41.5 million increase in our specific CECL reserve prior to charge-offs of principal and exit fees and a $3.5 million increase in CECL reserves on accrued interest receivable prior to charge-offs, offset in part by a $3.9 million decrease in our general CECL reserve. The increase in our specific CECL reserves was primarily attributable to specific reserves determined on a discounted loan repayment, offset in part by changes to collateral values and protective advances made. The reversal of our general CECL reserves was primarily attributable to changes in the historical loss rate of the analogous data set, seasoning of our loan portfolio, and a reduction in the size of our loan portfolio subject to determination of the general CECL reserve. As of March 31, 2025, our total current expected credit loss reserve was $260.8 million.

Specific CECL Reserves

In certain circumstances, we may determine that a borrower is experiencing financial difficulty, and, if the repayment of the loan’s principal is collateral dependent, the loan is no longer suited for the WARM model. In these instances, there have been diminutions in the fair value and performance of the collateral property primarily as a result of reduced tenant and/or capital markets demand for such property types in the markets in which these assets and borrowers operate. For such loans, we seek resolutions through a variety of means including, but not limited to, foreclosures on the collateral asset, sales of our loan receivable, and discounted repayments. If we anticipate assuming legal title and/or physical possession of the collateral property and the fair value of the collateral asset is determined to be below the carrying value of our loan, we may recognize a specific CECL reserve. Furthermore, in certain circumstances, we may recognize a specific CECL reserve based upon anticipated proceeds from the disposition of our loan. The following table presents a summary of our risk rated 5 loans receivable held-for-investment as of March 31, 2026 ($ in thousands):

Property Type	Location	Unpaid Principal Balance	Carrying Value Before Specific CECL Reserve	Specific CECL Reserve	Net Carrying Value
Multifamily	CA	$402,341	$402,223	$(102,223)	$300,000
Multifamily	CO	170,000	170,000	(72,000)	98,000
Multifamily	TX	139,237	138,722	(48,722)	90,000
Multifamily (1)	TX	25,434	25,373	(2,973)	22,400
Total Multifamily		737,012	736,318	(225,918)	510,400
Land	VA	157,644	157,644	(37,544)	120,100
Total Land		157,644	157,644	(37,544)	120,100
Office	GA	225,746	225,746	(34,946)	190,800
Office	CA	111,542	111,263	(23,363)	87,900
Office	GA	66,642	66,244	(27,044)	39,200
Total Office		403,930	403,253	(85,353)	317,900
Other (2)	Other	1,607	1,607	-	1,607
Total Other		1,607	1,607	-	1,607
Total		$1,300,193	$1,298,822	$(348,815)	$950,007

(1)
In May 2026, we acquired legal title to the collateral property through a mortgage foreclosure.
(2)
Amounts deemed uncollectible have been charged-off as of March 31, 2026.

Fair values of collateral assets used to determine specific CECL reserves are calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach. Estimates of fair values used to determine specific CECL reserves may include, among others, assumptions of property specific cash flows over estimated holding periods, assumptions of property redevelopment costs, assumptions of leasing activities, discount rates, market and terminal capitalization rates, and, with respect to land, value per buildable square foot. These assumptions are based upon the nature of the properties, recent and projected property cash flows, recent sales and lease comparables, and anticipated real estate and capital market conditions, among other factors which we may deem relevant. Estimates of fair values used to determine specific CECL reserves as of March 31, 2026 include discount rates ranging from 6.0% to 9.5%, market and terminal capitalization rates ranging from 4.72% to 8.25%, and, with respect to the land loan, value per buildable square foot of $140 based on current entitlements.

Our primary credit quality indicator is our internal risk rating, which is further discussed above. The following table presents the carrying value of our loans receivable held-for-investment as of March 31, 2026 by year of origination and risk rating, and principal charge-offs recognized during the three months ended March 31, 2026 ($ in thousands):

			Carrying Value by Origination Year as of March 31, 2026
Risk Rating	Number of Loans	Carrying Value (1)	2025	2024 (2)	2023	2022	2021	2020	2019	2018
1	-	$-	$-	$-	$-	$-	$-	$-	$-	$-
2	1	129,764	-	-	-	-	129,764	-	-	-
3	14	1,624,262	-	101,788	-	775,995	324,763	-	201,366	220,350
4	4	451,162	-	-	-	360,035	91,127	-	-	-
5	9	950,007	-	-	-	210,400	339,200	87,900	192,407	120,100
	28	$3,155,195	$-	$101,788	$-	$1,346,430	$884,854	$87,900	$393,773	$340,450
Principal Charge-offs(3)			$-	$-	$-	$47,639	$1,338	$-	$-	$-

(1)
Net of specific CECL reserves of $348.8 million.
(2)
Reflects a loan receivable acquired in connection with a full loan repayment in 2024.
(3)
Principal charge-offs pertain to loans receivable previously included in our loan receivable held-for-investment portfolio and were resolved during the three months ended March 31, 2026.

The following table details overall statistics for our loans receivable held-for-investment:

	March 31, 2026	December 31, 2025
Weighted average yield to maturity(1)	5.6%	6.2%
Weighted average term to initial maturity	0.4 years	0.5 years
Weighted average term to fully extended maturity(2)	0.9 years	1.1 years

(1)
Represents the weighted average annualized yield to initial maturity of each loan, inclusive of coupon and contractual fees, based on the applicable floating benchmark rate/floors (if applicable), in place as of March 31, 2026 and December 31, 2025. For loans placed on non-accrual, the annualized yield to initial maturity used in calculating the weighted average annualized yield to initial maturity is 0%.
(2)
Term to fully extended maturity is determined based on the maximum maturity of each of the corresponding loans, assuming all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.

Note 4. Equity Method Investment

As of March 31, 2026 and December 31, 2025, we hold a 51% interest in CMTG/TT Mortgage REIT LLC (“CMTG/TT”). We are not deemed to be the primary beneficiary of CMTG/TT in accordance with ASC 810, therefore we do not consolidate this joint venture. During its active investment period, CMTG/TT originated loans collateralized by institutional quality commercial real estate. As of March 31, 2026, the sole remaining loan held by CMTG/TT had a carrying value of $83.2 million and was placed on non-accrual status effective April 1, 2023. As of March 31, 2026, the carrying value of our 51% equity interest in CMTG/TT approximated $42.2 million.

The following tables present CMTG/TT’s consolidated balance sheets as of March 31, 2026 and December 31, 2025 ($ in thousands):

	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$11	$16
Loans receivable held-for-investment	83,167	83,167
Other assets	5	7
Total assets	$83,183	$83,190

Liabilities and Members' Capital
Other liabilities	$520	$452
Total liabilities	520	452

Members' capital	82,663	82,738
Total capital	82,663	82,738
Total liabilities and members' capital	$83,183	$83,190

The following tables present CMTG/TT’s consolidated statements of operations for the three months ended March 31, 2026 and 2025 ($ in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenue
Interest and related income	$-	$-
Total revenue	-	-

Expenses
Management fees - affiliate	52	52
General and administrative expenses	23	22
Total expenses	75	74

Net loss	$(75)	$(74)

At each reporting period, we assess whether there are any indicators of other-than-temporary impairment of our equity investment. There were no other than temporary impairments of our equity method investment through March 31, 2026.

Note 5. Real Estate Owned

The following table presents additional detail related to our real estate owned held-for-investment, net, as of March 31, 2026 and December 31, 2025 ($ in thousands):

	March 31, 2026	December 31, 2025
Land	$301,980	$296,373
Building, building improvements, and site improvements	464,541	431,905
Tenant improvements	2,318	2,318
Furniture, fixtures and equipment	6,996	6,140
Real estate owned held-for-investment	775,835	736,736
Less: accumulated depreciation	(11,072)	(6,731)
Real estate owned held-for-investment, net	$764,763	$730,005

Depreciation expense related to our real estate owned held-for-investment assets for the three months ended March 31, 2026 and 2025 was $4.3 million and $0.2 million, respectively. At each reporting period, we assess whether there are any indicators of impairment of our real estate owned held-for-investment assets. There were no impairments of our real estate owned held-for-investment assets through March 31, 2026.

The following table presents detail related to changes in our real estate owned held-for-investment, net, during the three months ended March 31, 2026 ($ in thousands):

	Gross Cost	Accumulated Depreciation	Real Estate Owned Held-for-Investment, Net
Total, December 31, 2025	$736,736	$(6,731)	$730,005
Foreclosure of multifamily property including capitalized transaction costs	36,835	-	36,835
Capital expenditures	2,264	-	2,264
Depreciation expense	-	(4,341)	(4,341)
Total, March 31, 2026	$775,835	$(11,072)	$764,763

The following table presents additional detail related to the revenues and operating expenses of our real estate owned assets ($ in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenue
Hotel portfolio	$13,364	$12,690
Mixed-use property fixed rents	1,306	2,087
Mixed-use property variable rents	170	116
Mixed-use property amortization of above and below market leases, net	(295)	(354)
Mixed-use property straight-line rent adjustment	201	25
Multifamily properties fixed rents	5,147	-
Multifamily properties variable rents	1,484	-
Multifamily property amortization of below market leases, net	37	-
Total revenue from real estate owned	$21,414	$14,564

Operating expenses
Hotel portfolio	$11,833	$11,404
Mixed-use property	451	1,511
Multifamily properties	5,603	-
Land	167	-
Total operating expenses from real estate owned	$18,054	$12,915

Interest expense
Hotel portfolio	$4,737	$6,554
Mixed-use property	-	-
Multifamily properties (1)	4,439	-
Total interest expense from real estate owned	$9,176	$6,554
(1)
Such assets are pledged to certain of our repurchase agreements and, accordingly, excludes any allocation of amortization of deferred financing costs related to such repurchase agreement.

Multifamily Property

On January 7, 2026, we acquired legal title to a multifamily property located in Dallas, TX through a mortgage foreclosure. Prior to such date, the multifamily property represented the collateral for a senior loan with an unpaid principal balance prior to principal charge-off of $76.6 million. As of December 31, 2025 and in anticipation of the mortgage foreclosure, we recognized a principal charge-off of $39.1 million based upon the multifamily property’s $37.4 million estimated fair value as determined by a third-party appraisal. During the three months ended March 31, 2026, we recognized an additional principal charge-off of $1.3 million upon the assumption of net working capital. In connection with the mortgage foreclosure, we incurred $0.3 million of transaction costs. As of March 31, 2026, the multifamily property appears as part of real estate owned held-for-investment, net and related lease intangibles appear within other assets on our consolidated balance sheet.

Fair values of collateral assets used to determine the initial estimated fair value of real estate owned are calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach. Estimates of fair values used to determine real estate owned upon acquisition may include, among others, assumptions of property specific cash flows over estimated holding periods, assumptions of property redevelopment costs, assumptions of leasing activities, discount rates, market and terminal capitalization rates, and, with respect to land, value per buildable square foot. These assumptions are based upon the nature of the properties, recent and projected property cash flows, recent sales and lease comparables, and anticipated real estate and capital market conditions, among other factors which we may deem relevant. Estimates of fair values used to determine real estate owned upon acquisition during the three months ended March 31, 2026 include assumptions of a market capitalization rate of 5.75% and a discount rate of 8.00%.

In accordance with ASC 805, we allocated the fair value of assets acquired and liabilities assumed in connection with the above mentioned mortgage foreclosure as follows ($ in thousands):

Land	$5,549
Building	28,632
Site improvements	1,471
Furniture, fixtures and equipment	852
In-place lease values (1)	896
Total	$37,400
(1)
Included within other assets on our consolidated balance sheets.

The following table presents additional detail of the assets acquired and liabilities assumed in connection with the above mentioned mortgage foreclosure ($ in thousands):

Assets
Cash	$261
Restricted cash	1,672
Real estate owned	36,504
In-place lease values (1)	896
Other assets	359
Total assets	39,692

Liabilities
Other liabilities	$3,631
Total liabilities	3,631

Equity	36,061
Carrying value of loan prior to charge-offs (2)	(76,453)
Principal Charge-off	$(40,392)
(1)
Included within other assets on our consolidated balance sheets.
(2)
Represents carrying value of loan prior to charge-offs recognized as of December 31, 2025 and during the three months ended March 31, 2026. Amount is net of $0.1 million of unamortized fees.

Leases

We have non-cancelable operating leases for space in our mixed-use and multifamily properties. These leases provide for fixed rent payments, which we recognize on a straight-line basis, and variable rent payments, including reimbursement of certain operating expenses and miscellaneous fees, which we recognize when earned. As of March 31, 2026, the future minimum fixed rents under our non-cancellable leases for each of the next five years and thereafter are as follows ($ in thousands):

Year	Amount
2026(1)	$4,124
2027	5,540
2028	5,662
2029	6,390
2030	6,437
Thereafter	29,311
Total	$57,464

(1) Contractual lease payments due for the remaining nine months of 2026.

Lease Intangibles

As of March 31, 2026 and December 31, 2025, our lease intangibles are comprised of the following ($ in thousands):

Intangible	March 31, 2026	December 31, 2025
In-place, above market, and other lease values	$29,279	$28,383
Less: accumulated amortization	(11,068)	(8,632)
In-place, above market, and other lease values, net (1)	$18,211	$19,751

Below market lease values	$(4,612)	$(4,612)
Less: accumulated amortization	1,148	1,016
Below market lease values, net (2)	$(3,464)	$(3,596)
(1)
Included within other assets on our consolidated balance sheets.
(2)
Included within other liabilities on our consolidated balance sheets.

Amortization of our lease intangibles for the three months ended March 31, 2026 and 2025 is as follows ($ in thousands):

	Three Months Ended
Intangible	March 31, 2026	March 31, 2025
In-place and other lease values (1)	$2,046	$200
Above market lease values (2)	(390)	(448)
Below market lease values (2)	132	94
(1)
Amortization of in-place and other lease values is recognized in depreciation and amortization expense on our consolidated statements of operations.
(2)
Amortization of above and below market lease values, net is recognized in revenue from real estate owned on our consolidated statements of operations.

As of March 31, 2026, the estimated amortization of our lease intangibles is approximately as follows ($ in thousands):

	In-place and Other Lease Values (1)	Above Market Lease Values (2)	Below Market Lease Values (2)
2026 (3)	$2,564	$(1,169)	$396
2027	684	(1,559)	528
2028	593	(1,559)	402
2029	410	(1,559)	377
2030	410	(1,559)	377
Thereafter	1,205	(4,940)	1,384
Total	$5,866	$(12,345)	$3,464

(1)
Amortization of in-place and other lease values is recognized in depreciation and amortization expense on our consolidated statements of operations.

(2)
Amortization of above and below market lease values, net is recognized in revenue from real estate owned on our consolidated statements of operations.
(3)
Amortization of lease intangibles for the remaining nine months of 2026.

The weighted average amortization period for in-place lease values acquired during the three months ended March 31, 2026 was 1.0 year.

Note 6. Debt Obligations

As of March 31, 2026 and December 31, 2025, we financed certain of our loans receivable using repurchase agreements, a term participation facility, and/or notes payable. Further, we have debt related to real estate owned hotel portfolio and a secured term loan. Our financings bear interest at a rate equal to SOFR plus a credit spread.

The following table summarizes our financings as of March 31, 2026 and December 31, 2025 ($ in thousands):

	March 31, 2026			December 31, 2025
	Capacity	Borrowings Outstanding	Weighted Average Spread (1)	Capacity	Borrowings Outstanding	Weighted Average Spread(1)
Repurchase agreements and term participation facility (2)	$3,638,348	$1,932,274	+ 2.91%	$4,180,546	$2,187,066	+ 2.92%
Notes payable	-	-	-	195,830	177,999	+ 3.22%
Secured term loan	500,000	500,000	+ 6.75%	556,188	556,188	+ 4.50%
Debt related to real estate owned hotel portfolio	235,000	235,000	+ 3.18%	235,000	235,000	+ 3.18%
Total/Weighted Average	$4,373,348	$2,667,274	+ 3.65%	$5,167,564	$3,156,253	+ 3.23%

(1)
Weighted average spread over the applicable benchmark rate is based on unpaid principal balance. SOFR as of March 31, 2026 and December 31, 2025 was 3.66% and 3.69%, respectively.
(2)
The repurchase agreements and term participation facility are partially recourse to us. As of March 31, 2026 and December 31, 2025, the weighted average recourse on our repurchase agreements and term participation facility was 30% and 30%, respectively.

Repurchase Agreements and Term Participation Facility

Repurchase Agreements

The following table summarizes our repurchase agreements by lender as of March 31, 2026 ($ in thousands):

Lender	Initial Maturity	Fully Extended Maturity(1)	Maximum Capacity	Borrowings Outstanding and Carrying Value	Undrawn Capacity	Carrying Value of Collateral(2)
JP Morgan Chase Bank, N.A.	7/28/2026	7/28/2030	$1,882,487	$655,675	$1,226,812	$1,192,585
JP Morgan Chase Bank, N.A. (3)	3/31/2028	3/31/2030	908,753	887,439	21,314	1,196,764
Morgan Stanley Bank, N.A.	1/26/2027	1/26/2028	250,000	50,000	200,000	113,809
Wells Fargo Bank, N.A. (4)	4/30/2026	4/30/2028	250,000	-	250,000	-
Total			$3,291,240	$1,593,114	$1,698,126	$2,503,158

(1)
Facility maturity dates may be extended, subject to meeting prescribed conditions.
(2)
Net of specific CECL reserves, if any.
(3)
Repurchase agreement specifically provides for the ability to finance (i) loans receivable, including those which may be delinquent or in default, and (ii) real estate owned assets subsequent to assuming legal title and/or physical possession of the collateral property. As of March 31, 2026, (i) $232.5 million of borrowings outstanding on this repurchase agreement relate to our multifamily real estate owned assets, and (ii) the carrying value of collateral for this repurchase agreement includes our multifamily real estate owned assets included in real estate owned, held-for-investment, related lease intangibles included in other assets, and below market lease values included in other liabilities on our consolidated balance sheet.
(4)
In April 2026, we extended the initial maturity of this repurchase agreement to July 29, 2026.

The following table summarizes our repurchase agreements by lender as of December 31, 2025 ($ in thousands):

Lender	Initial Maturity	Fully Extended Maturity (1)	Maximum Capacity	Borrowings Outstanding and Carrying Value	Undrawn Capacity	Carrying Value of Collateral (2)
JP Morgan Chase Bank, N.A.	7/28/2026	7/28/2028	$1,882,487	$880,675	$1,001,812	$1,479,384
JP Morgan Chase Bank, N.A.(3)	3/31/2028	3/31/2030	948,253	926,939	21,314	1,193,842
Morgan Stanley Bank, N.A.	1/26/2026	1/26/2028	750,000	50,000	700,000	113,809
Wells Fargo Bank, N.A.	4/30/2026	4/30/2028	250,000	-	250,000	-
Total			$3,830,740	$1,857,614	$1,973,126	$2,787,035

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

Term Participation Facility

On November 4, 2022, we entered into a master participation and administration agreement to finance certain of our loans receivable.

Our term participation facility as of March 31, 2026 is summarized as follows ($ in thousands):

Contractual Maturity Date	Total Commitments	Borrowings Outstanding and Carrying Value	Carrying Value of Collateral
12/23/2029	$347,108	$339,160	$602,797

Our term participation facility as of December 31, 2025 is summarized as follows ($ in thousands):

Contractual Maturity Date	Total Commitments	Borrowings Outstanding and Carrying Value	Carrying Value of Collateral(1)
12/23/2029	$349,806	$329,452	$590,237

Notes Payable

As of March 31, 2026, none of our loans receivable were financed with notes payable. Our notes payable as of December 31, 2025 are summarized as follows ($ in thousands):

Contractual Maturity Date	Maximum Extension Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral
9/2/2026(1)	9/2/2027	$121,833	$121,454	$173,239
2/2/2026(2)	2/2/2027	56,166	56,068	53,487
Total		$177,999	$177,522	$226,726

(1)
In January 2026, this note payable was repaid in full upon the repayment of the associated loan receivable.
(2)
In February 2026, we assigned our right, title, and interest in the loan receivable and collateral property to our financing counterparty in exchange for the full extinguishment of amounts due under the related note payable.

Secured Term Loan

On August 9, 2019, we entered into a secured term loan which accrued interest at the greater of (i) SOFR plus a 0.10% credit spread adjustment and (ii) 0.50%, plus a credit spread of 4.50%. In January 2026, we refinanced our secured term loan with a new secured term loan which provides for an aggregate principal amount of $500.0 million, a maturity date of January 30, 2030, and incurs interest at a rate of SOFR plus 6.75%, subject to a floor of 2.50%. In connection with the repayment of our prior secured term loan, we recognized a loss on extinguishment of debt of $5.9 million, representing unamortized deferred financing costs at the time of repayment. Our new secured term loan is collateralized by a pledge of equity in certain subsidiaries and their related assets. As consideration for and in connection with entering into our new secured term loan, we issued detachable warrants exercisable until January 2037. In accordance with ASC 470, Debt, based on relative fair values at January 30, 2026 and prior to original issue discount and deferred financing costs, we allocated $486.5 million of value to the secured term loan using a discounted cash flow model, incorporating Level 3 assumptions of an implied yield on the value of the warrants. Value allocated to the detachable warrants is classified as equity and creates a corresponding discount on our secured term loan in the same amount which is amortized to interest expense using the effective interest method. Furthermore, we incurred $23.0 million of transaction costs which were allocated proportionately between deferred financing costs and equity issuance costs in the same manner. See Note 9 - Equity - Warrants for further detail.

Our secured term loan as of March 31, 2026 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Interest Rate	Borrowing Outstanding	Carrying Value
1/30/2030	S + 6.75%	10.41%	$500,000	$465,577

(1)
SOFR at March 31, 2026 was 3.66%.

Our prior secured term loan as of December 31, 2025 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Interest Rate	Borrowing Outstanding	Carrying Value
8/9/2026	S + 4.50%	8.29%	$556,188	$549,447

(1)
SOFR at December 31, 2025 was 3.69%.

Debt Related to Real Estate Owned Hotel Portfolio

On February 8, 2021, we assumed a $300.0 million securitized senior mortgage in connection with a foreclosure on a hotel portfolio which, subsequent thereto, was modified to provide for, among other things, total principal payments of $25.0 million, an extension of the contractual maturity date to February 9, 2025, and the designation of a portion of the loan becoming partial recourse to us. Concurrent with each modification, we acquired interest rate caps with notional amounts equal to the borrowing outstanding, strike rates ranging from 3.0% to 5.0%, and maturity dates matching the associated financing. Upon maturity in February 2025, we entered into forbearance agreements with our lender through September 9, 2025 and concurrently repaid $5.0 million of the principal balance. During the forbearance period, interest accrued at additional rates ranging from 3.0% to 5.0% per annum. On June 9, 2025, we refinanced our debt related to real estate owned hotel portfolio with a non-recourse senior mortgage in the amount of $235.0 million. Such financing matures on June 9, 2027, and we may extend the maturity to June 9, 2030 pursuant to three one-year extension options, subject to meeting prescribed conditions.

Our debt related to real estate owned hotel portfolio as of March 31, 2026 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Net Interest Rate (1)	Borrowing Outstanding	Carrying Value
6/9/2027	S + 3.18%	6.84%	$235,000	$231,699

(1)
SOFR at March 31, 2026 was 3.66%, which was below the 6.79% strike rate provided by our interest rate cap. See Note 7 – Derivatives for further detail.

Our debt related to real estate owned hotel portfolio as of December 31, 2025 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Net Interest Rate (1)	Borrowing Outstanding	Carrying Value
6/9/2027	S + 3.18%	6.87%	$235,000	$230,992

(1)
SOFR at December 31, 2025 was 3.69%, which was below the 6.79% strike rate provided by our interest rate cap. See Note 7 – Derivatives for further detail.

Interest Expense and Amortization

The following table summarizes our interest and amortization expense on our secured financings, debt related to real estate owned hotel portfolio, and secured term loan for the three months ended March 31, 2026 and 2025, respectively ($ in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Interest expense on secured financings	$31,249	$67,414
Interest expense on secured term loan	12,589	16,048
Amortization of deferred financing costs	6,487	5,765
Amortization of discount on secured term loan	569	-
Interest and related expense	50,894	89,227
Interest expense on debt related to real estate owned hotel portfolio (1)	4,737	6,554
Interest expense on multifamily real estate owned properties (2)	4,439	-
Total interest and related expense	$60,070	$95,781

(1)
For the three months ended March 31, 2026 and 2025, interest expense on debt related to real estate owned hotel portfolio includes $0.7 million and $0.4 million respectively, of amortization of deferred financing costs.
(2)
Our multifamily real estate owned assets are pledged to certain of our repurchase agreements. Thus, amount excludes any allocation of amortization of deferred financing costs related to such repurchase agreement.

Financial Covenants

Our financing agreements generally contain certain financial covenants. As of March 31, 2026, we are in compliance with all financial covenants under our financing agreements.

Future compliance with our financial covenants is dependent upon the results of our operating activities, our financial condition, and the overall market conditions in which we and our borrowers operate. The impact of macroeconomic conditions on the commercial real estate and capital markets, including elevated benchmark interest rates compared to recent historical levels and the effects thereof on our and our borrowers’ operating performance, may make it more difficult for us to satisfy these financial covenants in the future. Non-compliance with financial covenants may result in our lenders exercising their rights and remedies as provided for in the respective agreements. As the results of our operating activities, our financial condition, and the overall market conditions in which we and our borrowers operate evolve, we may continue to work with our counterparties on modifying financial covenants as needed; however, there is no assurance that our counterparties will agree to such modifications.

Repurchase Agreements and Term Participation Facility

As calculated in accordance with our repurchase agreements and our term participation facility and as of March 31, 2026, (i) our tangible net worth shall not be less than $1.0 billion plus 75% of the aggregate cash proceeds received by us after January 30, 2026 from any equity issuances, capital contributions, and/or subscriptions (net of any related costs), (ii) our total debt to equity ratio shall not exceed 3.50 to 1.00, and (iii) our cash liquidity shall not be less than the greater of (x) $20.0 million or (y) 5% of total recourse indebtedness (which includes our secured term loan). For the quarters ending March 31, 2026 to June 30, 2027, there is no measurement of our ratio of earnings before interest, taxes, depreciation, and amortization to interest charges (our “Interest Coverage Ratio”). Commencing with the quarters ending September 30, 2027 and December 31, 2027, our Interest Coverage Ratio shall not be less than 1.10 to 1.00. Subsequent thereto, our Interest Coverage Ratio shall not be less than (i) 1.20 to 1.00 for the quarters ending March 31, 2028 and June 30, 2028 and (ii) 1.30 to 1.00 for the quarters ending September 30, 2028 and thereafter.

Secured Term Loan

As calculated in accordance with our new secured term loan agreement and effective upon its closing, (i) our tangible net worth shall not be less than $1.0 billion plus 75% of the aggregate cash proceeds received by us after January 30, 2026 from any equity issuances, capital contributions, and/or subscriptions (net of any related costs) and (ii) our total debt to equity ratio shall not exceed 3.50 to 1.00. For the quarters ending March 31, 2026 to June 30, 2027, there is no measurement of our Interest Coverage Ratio. Commencing with the quarters ending September 30, 2027 and December 31, 2027, our Interest Coverage Ratio shall not be less than 1.10 to 1.00. Subsequent thereto, our Interest Coverage Ratio shall not be less than (i) 1.20 to 1.00 for the quarters ending March 31, 2028 and June 30, 2028 and (ii) 1.30 to 1.00 for the quarters ending September 30, 2028 and thereafter.

Note 7. Derivatives

Prior to the June 2025 refinance of our debt related to real estate owned hotel portfolio, we acquired interest rate caps with maturity dates and notional amounts equal to that of the then maturity dates and outstanding principal balance of our debt related to real estate owned hotel portfolio, respectively, and strike rates ranging from 3.0% to 5.0% which effectively limited the maximum interest rate to 7.94%. Concurrent with refinancing our debt related to real estate owned hotel portfolio in June 2025, we acquired an interest rate cap for a price of $71,000 with a notional amount of $235.0 million, a strike rate of 6.79%, and a maturity date of June 2027, which effectively limits the maximum interest rate of our debt related to real estate owned hotel portfolio to 9.97%.

Changes in the fair value of our interest rate cap are recorded as an unrealized gain or loss on interest rate cap on our consolidated statements of operations and the fair value is recorded in other assets on our consolidated balance sheets. Proceeds received from our counterparty related to the interest rate cap are recorded as proceeds from interest rate cap on our consolidated statements of operations. As of March 31, 2026 and December 31, 2025, the fair value of our interest rate cap was de minimis. During the three months ended March 31, 2026 and 2025, we did not recognize any proceeds from our interest rate caps.

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

Financial Instruments Reported at Fair Value

The fair value of our interest rate caps are determined by using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the interest rate caps. The variable interest rates used in the calculation of projected receipts on the interest rate caps are based on a third-party expert’s expectation of future interest rates derived from observable market interest rate curves and volatilities. Our interest rate caps are classified as Level 2 in the fair value hierarchy. As of March 31, 2026 and December 31, 2025, the fair value of our interest rate cap was de minimis.

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows ($ in thousands):

	March 31, 2026
	Carrying	Unpaid Principal		Fair Value Hierarchy Level
	Value	Balance	Fair Value	Level 1	Level 2	Level 3
Loans receivable held-for-investment, net	$3,107,577	$3,506,048	$3,072,630	$-	$-	$3,072,630
Repurchase agreements	1,593,114	1,593,114	1,593,114	-	-	1,593,114
Term participation facility	339,160	339,160	335,082	-	-	335,082
Secured term loan, net	465,577	500,000	492,699	-	-	492,699
Debt related to real estate owned hotel portfolio, net	231,699	235,000	235,082	-	-	235,082

	December 31, 2025
	Carrying	Unpaid Principal		Fair Value Hierarchy Level
	Value	Balance	Fair Value	Level 1	Level 2	Level 3
Loans receivable held-for-investment, net	$3,615,401	$4,057,357	$3,636,499	$-	$-	$3,636,499
Repurchase agreements	1,857,614	1,857,614	1,857,614	-	-	1,857,614
Term participation facility	329,452	329,452	325,837	-	-	325,837
Notes payable, net	177,522	177,999	177,861	-	-	177,861
Secured term loan, net	549,447	556,188	538,112	-	-	538,112
Debt related to real estate owned hotel portfolio, net	230,992	235,000	235,216	-	-	235,216

Note 9. Equity

Common Stock

Our charter provides for the issuance of up to 500,000,000 shares of common stock with a par value of $0.01 per share. As of March 31, 2026 and December 31, 2025, we had 140,218,764 and 140,218,764 shares of common stock issued and outstanding, respectively. During the three months ended March 31, 2026 and 2025, we did not issue, repurchase, or retire any shares of our common stock.

At the Market Stock Offering Program

On May 10, 2024, we entered into an equity distribution agreement with certain sales agents, pursuant to which we may sell, from time to time, up to an aggregate sales price of $150.0 million of our common stock pursuant to a continuous offering program (the “ATM Agreement”) under our in place effective shelf registration. Sales of our common stock made pursuant to the ATM Agreement may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. The timing and amount of actual sales will depend on a variety of factors, including market conditions, the trading price of our common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the three months ended March 31, 2026, we did not issue any shares of our common stock pursuant to the ATM Agreement. As of March 31, 2026, the ATM Agreement has not been utilized, and $150.0 million of our common stock remained available for issuance pursuant to the ATM Agreement.

Dividends

The Board did not declare any dividends during the three months ended March 31, 2026 and 2025.

Warrants

As consideration for and in connection with entering into our new secured term loan in January 2026, we issued detachable warrants to purchase up to 7,542,227 shares of our common stock at an exercise price of $4.00 per share, with an expiration date of January 2037. In accordance with ASC 470, Debt, based on relative fair values at January 30, 2026, we allocated $13.5 million of value to the warrants using Level 3 inputs within a Black-Scholes model, incorporating terms of the warrants, historical volatility of our common stock, and current dividend levels. Value allocated to warrants is classified as equity with no subsequent remeasurement and creates a corresponding discount on our secured term loan in the same amount. See Note 6 - Debt Obligations - Secured Term Loan for further detail. As of March 31, 2026, none of the warrants have been exercised.

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

For the three months ended March 31, 2026 and 2025, we had no dilutive securities. As a result, basic and diluted EPS are the same. The calculation of basic and diluted EPS is as follows ($ in thousands, except per share data):

	Three Months Ended
	March 31, 2026	March 31, 2025
Net loss	$(54,294)	$(78,623)
Dividends on participating securities (1)	-	-
Participating securities’ share in earnings	-	-
Basic loss	$(54,294)	$(78,623)
Weighted average shares of common stock outstanding, basic and diluted (2)	140,456,493	139,475,685
Net (loss) income per share of common stock, basic and diluted	$(0.39)	$(0.56)

(1)
For the three months ended March 31, 2026 and 2025, our Board did not declare any dividends.
(2)
Amounts for the three months ended March 31, 2026 and 2025 include 237,920 and 113,151 fully vested RSUs, respectively.

For the three months ended March 31, 2026 and 2025, 3,003,627 and 2,717,009 of weighted average unvested RSUs, respectively, were excluded from the calculation of diluted EPS because the effect was anti-dilutive. For the three months ended March 31, 2026, 7,542,227 of weighted average warrants were excluded from the calculation of diluted EPS because the effect was anti-dilutive. For the three months ended March 31, 2025, we had no outstanding warrants.

Note 11. Related Party Transactions

Our activities are managed by our Manager. Pursuant to the terms of the Management Agreement, our Manager is responsible for originating investment opportunities, providing asset management services and administering our day-to-day operations. Our Manager is entitled to receive a management fee, an incentive fee and a termination fee as defined below.

Management Fees

Effective October 1, 2015, our Manager earns a base management fee in an amount equal to 1.50% per annum of Stockholders’ Equity, as defined in the Management Agreement. Management fees are reduced by our pro rata share of any management fees and incentive fees (if incentive fees are not incurred by us) incurred to our Manager by CMTG/TT. During the three months ended March 31, 2026 and 2025, we incurred $7.3 million and $8.4 million, respectively, of management fees. Management fees are generally paid quarterly, in arrears, and $7.3 million and $7.8 million were accrued and were included in management fee payable – affiliate, on our consolidated balance sheets at March 31, 2026 and December 31, 2025, respectively.

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

Reimbursable Expenses

Our Manager or its affiliates are entitled to reimbursement for certain documented costs and expenses incurred by them on our behalf, as set forth in the Management Agreement, excluding any expenses specifically required to be borne by our Manager under the Management Agreement. For the three months ended March 31, 2026 and 2025, we incurred $0.7 million and $0.7 million, respectively, of reimbursable expenses incurred on our behalf by our Manager, which are included in general and administrative expenses on our consolidated statements of operations. As of March 31, 2026 and December 31, 2025, $0.7 million and $1.0 million, respectively, of reimbursable expenses incurred on our behalf and due to our Manager are included in other liabilities on our consolidated balance sheets.

Note 12. Stock-Based Compensation

Incentive Award Plan

We are externally managed and do not currently have any employees. On March 30, 2016, we adopted the 2016 Incentive Award Plan (the “Plan”) to promote the success and enhance the value of the Company by linking the individual interests of employees of our Manager and its affiliates to those of our stockholders. As of March 31, 2026, the maximum remaining number of shares that may be issued under the Plan is 871,264 shares. Subsequent thereto, we issued 22,898 shares and 848,366 shares remain available under the Plan. Awards granted under the Plan may be granted with the right to receive dividend equivalents and generally vest in equal installments on the specified anniversaries of the grant.

Deferred Compensation Plan

On May 24, 2022, we adopted the Deferred Compensation Plan to provide our directors and certain executives with an opportunity to defer payment of their stock-based compensation or RSUs and director cash fees, if applicable, pursuant to the terms of the Deferred Compensation Plan.

Under our Deferred Compensation Plan, certain of our Board members elected to receive the annual fees and/or time-based RSUs to which they are entitled under our Non-Employee Director Compensation Program in the form of deferred RSUs. Accordingly, during the three months ended March 31, 2026 and 2025, we issued 17,192 and 11,088, respectively, of deferred RSUs in lieu of cash fees to such directors, and recognized an expense of approximately $53,000 and $53,000, respectively. Such expense is included in general and administrative expenses on our consolidated statements of operations.

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

Stock-Based Compensation Expense

For the three months ended March 31, 2026 and 2025, we recognized $2.3 million and $5.1 million, respectively, of stock-based compensation expense related to the RSUs. As of March 31, 2026, total unrecognized compensation expense was $9.2 million based on the grant date fair value of RSUs granted. This expense is expected to be recognized over a remaining period of 2.0 years from March 31, 2026.

Certain participants of the Plan are required to settle their tax liabilities through a reduction of their vested RSU delivery. Such amount will result in a corresponding adjustment to additional paid-in capital and a cash payment to our Manager or its affiliates in order to remit the required statutory tax withholding to each respective taxing authority. During the three months ended March 31, 2026 and 2025, there were no deliveries of shares of common stock for vested RSUs.

The following table details the time-based RSU activity during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value Per Share	Number of Restricted Share Units	Weighted Average Grant Date Fair Value Per Share
Unvested, beginning of period	2,845,627	$5.19	2,722,295	$11.70
Granted	1,185,000	2.08	24,509	4.08
Forfeited	-	-	(25,838)	10.69
Unvested, end of period	4,030,627	4.27	2,720,966	11.64

Note 13. Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with our taxable year ended December 31, 2015 and expect to continue to operate so as to qualify as a REIT. As a result, we will generally not be subject to federal and state income tax on that portion of our income that we distribute to stockholders if we (i) distribute at least 90% of our taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains, and (ii) comply with certain other requirements to qualify as a REIT. Since Commencement of Operations, we have been in compliance with all REIT requirements and we plan to continue to operate so that we meet the requirements for taxation as a REIT. Therefore, other than amounts relating to our taxable REIT subsidiary (“TRS”), as described below, we have not provided for current income tax expense related to our REIT taxable income for the three months ended March 31, 2026 and 2025, respectively. Additionally, no provision has been made for federal or state income taxes in the accompanying financial statements, as we believe we have met the prescribed requisite requirements.

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

Our real estate owned hotel portfolio is held in a TRS. A TRS is a corporation that is owned directly or indirectly by a REIT and has jointly elected with the REIT to be treated as a TRS for tax purposes. Given the TRS’s history of generating taxable losses, we are not able to conclude that it is more likely than not that we will realize the future benefit of the TRS’s deferred tax assets and therefore recorded a full valuation allowance. Given the full valuation allowance, we did not record a provision or benefit for income taxes for the three months ended March 31, 2026 and 2025, and we did not have any deferred tax assets, net of valuation allowances or deferred tax liabilities, net of any valuation allowances as of March 31, 2026 and December 31, 2025. Our gross deferred tax asset and valuation allowance at March 31, 2026 were $57.7 million. As of December 31, 2025, our gross deferred tax asset and valuation allowance were each $54.8 million.

We recognize tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions, if applicable, are included as a component of the provision for income taxes in our consolidated statements of operations. As of March 31, 2026 and December 31, 2025, we have not recorded any amounts for uncertain tax positions.

Our tax returns are subject to audit by taxing authorities. As of the date of this filing, tax years 2022 and onward remain open to examination by major taxing jurisdictions in which we are subject to taxes.

Note 14. Commitments and Contingencies

We hold a 51% interest in CMTG/TT as a result of committing to invest $124.9 million in CMTG/TT. As of March 31, 2026 and December 31, 2025, we have contributed $163.1 million to CMTG/TT and have received return of capital distributions of $123.3 million, of which $111.1 million were recallable. As of March 31, 2026 and December 31, 2025, our remaining capital commitment to CMTG/TT was $72.9 million.

As of March 31, 2026 and December 31, 2025, we had aggregate unfunded loan commitments of $204.3 million and $271.9 million, respectively, which amounts will generally be funded to finance construction or leasing related expenditures by our borrowers, subject to them achieving certain conditions precedent to such funding. These future commitments will expire over the remaining term of the loans, none of which exceed five years.

To the extent a financing is expected to reach final maturity, we may seek replacement financings, extension of existing financings, or other capital solutions as deemed appropriate by management. Our contractual payments due under all financings were as follows as of March 31, 2026 ($ in thousands):

Year	Initial Maturity(1)	Fully Extended Maturity(2)
2026 (3)	$1,469,857	$1,028,023
2027	279,869	381,092
2028	16,578	122,189
2029	168,460	168,460
2030	732,510	967,510
Total	$2,667,274	$2,667,274

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
(3)
Includes financings outstanding of $584.9 million related to eight loans in maturity default with aggregate unpaid principal balance of $1.4 billion.

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

The following table provides a calculation of Distributable Loss for our loan and REO portfolios, as well as a reconciliation to net loss, for the three months ended March 31, 2026 and 2025 ($ in thousands):

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Loan Portfolio	REO Portfolio	Total	Loan Portfolio	REO Portfolio	Total
Interest and related income	$58,999	$-	$58,999	$118,038	$-	$118,038
Interest and related expense	(50,894)	-	(50,894)	(89,227)	-	(89,227)
Revenue from real estate owned	-	21,414	21,414	-	14,564	14,564
Amortization of above and below market leases, net	-	258	258	-	354	354
Management fees - affiliate	(7,347)	-	(7,347)	(8,397)	-	(8,397)
General and administrative expenses	(3,212)	-	(3,212)	(4,270)	-	(4,270)
Real estate owned:
Operating expenses	-	(18,054)	(18,054)	-	(12,915)	(12,915)
Interest expense	-	(9,176)	(9,176)	-	(6,554)	(6,554)
Loss from equity method investment	(38)	-	(38)	(37)	-	(37)
Amortization of discount on secured term loan	569	-	569	-	-	-
Loss on extinguishment of debt	(5,898)	-	(5,898)	(547)	-	(547)
Principal charge-offs (1)	(61,861)	-	(61,861)	(46,653)	-	(46,653)
Valuation adjustment for real estate owned held- for-sale	-	-	-	-	(49)	(49)
Distributable Loss	$(69,682)	$(5,558)	$(75,240)	$(31,093)	$(4,600)	$(35,693)

Reconciliation to net loss
Principal charge-offs (1)			61,861			46,653
Provision for current expected credit loss reserve			(31,372)			(41,123)
Valuation adjustment for loan receivable held-for-sale			-			(42,594)
Depreciation and amortization			(6,399)			(438)
Amortization of above and below market leases, net			(258)			(354)
Amortization of discount on secured term loan			(569)			-
Stock-based compensation expense			(2,317)			(5,074)
Net loss			$(54,294)			$(78,623)

(1)
For the three months ended March 31, 2026, amount includes a $12.9 million charge-off of accrued interest receivable and $0.3 million charge-off of an exit fee related to the sale of a hospitality loan in March 2026. For the three months ended March 31, 2025, amount includes a $3.5 million charge-off of accrued interest receivable and a $0.5 million charge-off of an exit fee related to the discounted payoff of a land loan in March 2025.

Note 16. Subsequent Events

We have evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and note the following transactions or events that have occurred:

1.
In May 2026, we completed a mortgage foreclosure on a multifamily property located in Dallas, TX. As of March 31, 2026, the multifamily property represented the collateral for a risk rated 5 loan receivable with an unpaid principal balance of $25.4 million. See Note 3 - Loan Portfolio for further detail.
2.
In May 2026, we entered into a binding agreement to sell a 239-unit multifamily property located in Dallas, TX to an unaffiliated purchaser for a gross sales price of $48.0 million. As of March 31, 2026, the property’s carrying value was $46.8 million, inclusive of lease intangible assets. The property previously served as partial collateral for a loan receivable and we foreclosed on the property in July 2025.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements herein and will make forward-looking statements in future filings with the SEC, press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, we intend to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: our business and investment strategy; changes in interest rates and their impact on our borrowers and on the availability and cost of our financing; our projected operating results; defaults by borrowers in paying debt service on outstanding loans; anticipated timing, amount, and pace of resolutions of our investments; the timing of cash flows, if any, from our investments; our ability to maintain levels of liquidity that meet or exceed our liquidity needs; the state of and uncertainty surrounding the U.S. and global economy generally or in specific geographic regions; reduced demand for office, multifamily or retail space, including as a result of the increase in remote and/or hybrid work trends which allow work from remote locations other than the employer’s office premises; governmental actions and initiatives and changes to government regulations and policies, including changes in monetary policy; the amount of commercial mortgage loans requiring refinancing; our ability to obtain and maintain financing arrangements on attractive terms, or at all; our ability to maintain compliance with covenants under our financing arrangements; current and prospective financing costs and advance rates for our existing and target assets; our expected leverage; general volatility of the capital markets and the markets in which we may invest and in which our borrowers operate; the state of the regional, national, and global banking systems; the return on or impact of current and future investments, including our loan portfolio and real estate owned assets; allocation of investment opportunities to us by our Manager and our Sponsor; changes in the markets in which we and our borrowers operate and the impacts thereof; changes in the market value of our investments and collateral underlying our investments; the effects of hedging instruments on our existing and target assets; rates of default, decreased recovery rates, and/or increased loss severity rates on our existing and target assets and related impairment charges, including as these relate to our real estate owned assets; the degree to which our hedging strategies may or may not protect us from interest rate volatility; changes in governmental regulations, tax laws and rates, and similar matters (including the interpretation thereof); our ability to maintain our qualification as a real estate investment trust (“REIT”); our ability to maintain our exclusion from registration under the Investment Company Act of 1940, as amended (the “1940 Act”); the availability and attractiveness of investment opportunities we are able to originate in our target assets; the ability of our Manager to locate suitable investments for us, monitor, service and administer our investments and execute our investment strategy; the availability of qualified personnel from our Sponsor and its affiliates, including our Manager; estimates relating to our ability to pay or resume paying dividends to our stockholders in the future; our understanding of our competition; impact of increased competition on projected returns; the risk of securities class action litigation or stockholder activism; geopolitical or economic conditions or uncertainty, which may include military conflicts and activities (including the military conflicts between Russia and Ukraine, Israel and Hamas, and elsewhere throughout the Middle East, North Africa, and South America more broadly), tensions involving Russia, China, and Iran, political instability, social unrest, civil disturbances, terrorism, natural disasters and pandemics; and market trends in our industry, interest rates, real estate values, the debt markets generally, the CRE debt market or the general economy.

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

I. Key Financial Measures and Indicators

As a CRE finance company, we believe the key financial measures and indicators for our business are net income (loss) per share, Distributable Earnings (Loss) per share, Distributable Earnings (Loss) per share prior to realized gains and losses, which such gains and losses includes charge-offs of principal, accrued interest receivable, and/or exit fees, dividends declared per share, book value per share, adjusted book value per share, Net Debt-to-Equity Ratio and Total Leverage Ratio. During the three months ended March 31, 2026, we had net loss per share of $0.39, Diluted Distributable Loss per share of $0.52, Diluted Distributable Loss per share prior to realized losses of $0.05, and our Board did not declare any dividends. As of March 31, 2026, our book value per share was $10.33, our adjusted book value per share was $10.83, our Net Debt-to-Equity Ratio was 1.7x, and our Total Leverage Ratio was 2.2x. We use Net Debt-to-Equity Ratio and Total Leverage Ratio, financial measures which are not prepared in accordance with GAAP, to evaluate our financial leverage, which in the case of our Total Leverage Ratio, makes certain adjustments that we believe provide a more conservative measure of our financial condition.

Net Loss Per Share and Dividends Declared Per Share

The following table sets forth the calculation of basic and diluted net loss per share and dividends declared per share ($ in thousands, except per share data):

	Three Months Ended
	March 31, 2026	December 31, 2025
Net loss	$(54,294)	$(219,211)
Weighted average shares of common stock outstanding, basic and diluted	140,456,493	140,439,492
Basic and diluted net loss per share of common stock	$(0.39)	$(1.56)
Dividends declared per share of common stock	$-	$-

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

Distributable Earnings (Loss)

Distributable Earnings (Loss) is a non-GAAP measure used to evaluate our performance excluding the effects of certain transactions, non-cash items and GAAP adjustments, as determined by our Manager. Distributable Earnings (Loss) is a non-GAAP measure, which we define as net income (loss) in accordance with GAAP, excluding (i) non-cash stock-based compensation expense, (ii) real estate owned held-for-investment depreciation and amortization, (iii) any unrealized gains or losses from mark-to-market valuation changes (other than permanent impairments) that are included in net income (loss) for the applicable period, (iv) one-time events pursuant to changes in GAAP and (v) certain non-cash items, which in the judgment of our Manager, should not be included in Distributable Earnings (Loss). Furthermore, we present Distributable Earnings (Loss) prior to realized gains and losses, which such gains and losses include charge-offs of principal, accrued interest receivable, and/or exit fees, as we believe this more easily allows our Board, Manager, and investors to compare our operating performance to our peers, to assess our ability to declare and pay dividends, and to determine our compliance with certain financial covenants. Pursuant to the Management Agreement, we use Core Earnings, which is substantially the same as Distributable Earnings (Loss) excluding incentive fees, to determine the incentive fees we pay our Manager.

We believe that Distributable Earnings (Loss) and Distributable Earnings (Loss) prior to realized gains and losses provide meaningful information to consider in addition to our net income (loss) and cash flows from operating activities in accordance with GAAP. Distributable Earnings (Loss) and Distributable Earnings (Loss) prior to realized gains and losses do not represent net income (loss) or cash flows from operating activities in accordance with GAAP and should not be considered as an alternative to GAAP net income (loss), an indication of our cash flows from operating activities, a measure of our liquidity or an indication of funds available for our cash needs. In addition, our methodology for calculating these non-GAAP measures may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures and, accordingly, our reported Distributable Earnings (Loss) and Distributable Earnings (Loss) prior to realized gains and losses may not be comparable to the Distributable Earnings (Loss) and Distributable Earnings (Loss) prior to realized gains and losses reported by other companies.

In order to maintain our status as a REIT, we are required to distribute at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, as dividends. Distributable Earnings (Loss), Distributable Earnings (Loss) prior to realized gains and losses, and other similar measures, have historically been a useful indicator over time of a mortgage REIT’s ability to cover its dividends, and to mortgage REITs themselves in determining the amount of any dividends to declare. Distributable Earnings (Loss) and Distributable Earnings (Loss) prior to realized gains and losses are key factors, among others, considered by our Board in determining the dividend each quarter and as such we believe Distributable Earnings (Loss) and Distributable Earnings (Loss) prior to realized gains and losses are also useful to investors.

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

In determining Distributable Earnings (Loss) per share and Distributable Earnings (Loss) per share prior to realized gains and losses, the dilutive effects of unvested RSUs and warrants outstanding are considered. The weighted average diluted shares outstanding used for Distributable Earnings (Loss) and Distributable Earnings (Loss) per share prior to realized gains and losses have been adjusted from weighted average diluted shares under GAAP to include weighted average unvested RSUs and warrants outstanding, if the exercise price of the warrants outstanding exceeds the average share price of our common stock during such period.

The table below summarizes the reconciliation from weighted average diluted shares under GAAP to the weighted average diluted shares used for Distributable Loss and Distributable Earnings (Loss) prior to realized losses for the three months ended March 31, 2026 and December 31, 2025:

	Three Months Ended
Weighted Averages	March 31, 2026	December 31, 2025
Diluted Shares - GAAP	140,456,493	140,439,492
Unvested RSUs	3,003,627	2,516,918
Diluted Shares - Distributable Loss	143,460,120	142,956,410

The following table provides a reconciliation of net loss to Distributable Loss and Distributable Earnings (Loss) prior to realized gains and losses ($ in thousands, except per share data):

	Three Months Ended
	March 31, 2026	December 31, 2025
Net loss	$(54,294)	$(219,211)
Adjustments:
Non-cash stock-based compensation expense	2,317	2,242
Provision for current expected credit loss reserve	31,372	211,681
Depreciation and amortization expense	6,399	5,731
Amortization of above and below market lease values, net	258	258
Amortization of discount on secured term loan	569	-
Loss on extinguishment of debt	5,898	847
Loss on partial sales of real estate owned, net	-	1,382
Distributable (loss) earnings prior to realized losses	$(7,481)	$2,930
Loss on extinguishment of debt	(5,898)	(847)
Principal charge-offs (1)	(61,861)	(102,222)
Loss on partial sales of real estate owned, net	-	(1,382)
Previously recognized depreciation and amortization on portion of real estate owned(2)	-	(142)
Distributable loss	$(75,240)	$(101,663)
Weighted average diluted shares - Distributable loss	143,460,120	142,956,410
Diluted Distributable (loss) earnings per share prior to realized losses	$(0.05)	$0.02
Diluted Distributable loss per share	$(0.52)	$(0.71)

(1)
For the three months ended March 31, 2026, amount includes a $12.9 million charge-off of accrued interest receivable and a $0.3 million charge-off of an exit fee related to the sale of a hospitality loan in March 2026. For the three months ended December 31, 2025, amount includes a $16.9 million charge-off of accrued interest receivable related to the foreclosure on a land parcel in December 2025 and the mortgage foreclosure of a multifamily property in January 2026.
(1)
For the three months ended December 31, 2025, amounts reflect previously recognized depreciation and amortization on the portions of our mixed-use real estate owned asset that were sold. Amounts not previously recognized in Distributable Earnings (Loss).

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

The following table sets forth the calculation of our book value and our adjusted book value per share, a non-GAAP financial measure, as of March 31, 2026 and December 31, 2025 ($ in thousands, except per share data):

	March 31, 2026	December 31, 2025
Total Equity	$1,492,848	$1,531,895
Number of shares of common stock outstanding and RSUs (1)	144,487,311	143,285,119
Book Value per share (2)	$10.33	$10.69
Add back: accumulated depreciation and amortization on real estate owned and related lease intangibles	0.15	0.10
Add back: general CECL reserve	0.35	0.54
Adjusted Book Value per share	$10.83	$11.33

(1)
As of March 31, 2026, amount excludes 7,542,227 warrants outstanding as the exercise price of $4.00 per share exceeded the closing share price of our common stock.

(2) Calculated as (i) total equity divided by (ii) number of shares of common stock outstanding and RSUs at period end.

II. Our Portfolio

The table below summarizes our loans receivable held-for-investment as of March 31, 2026 ($ in thousands):

					Weighted Average(3)
	Number of Loans	Loan Commitment(1)	Unpaid Principal Balance	Carrying Value(2)	Yield to Maturity(4)	Term to Initial Maturity	Term to Fully Extended Maturity(5)	Weighted Average Origination LTV (6)	Weighted Average Adjusted LTV (7)
Senior and subordinate loans	28	$3,710,319	$3,506,048	$3,155,195	5.6%	0.4 years	0.9 years	72.3%	77.2%

(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Net of specific CECL reserves of $348.8 million.
(3)
Weighted averages are based on unpaid principal balance.
(4)
Represents the weighted average annualized yield to initial maturity of each loan, inclusive of coupon, and fees received, based on the applicable floating benchmark rate/floors (if applicable), in place as of March 31, 2026. For loans placed on non-accrual, the annualized yield to initial maturity used in calculating the weighted average annualized yield to initial maturity is 0%.
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

Portfolio Activity and Overview

The following table details our individual loans receivable held-for-investment based on unpaid principal balances as of March 31, 2026 ($ in thousands):

Loan Number	Loan Type	Origination Date	Loan Commitment (1)	Unpaid Principal Balance	Carrying Value (2)	Origination LTV(3)	Fully Extended Maturity(4)	Property Type (5)	Construction (5,6)	Location	Risk Rating (7)
1	Senior	12/16/2021	$405,000	$402,341	$300,000	n/m	7/31/2025	Multifamily	-	CA	5
2	Senior	9/26/2019	319,900	225,746	190,800	n/m	3/31/2026	Office	-	GA	5
3	Senior	6/30/2022	224,938	224,938	224,593	63.9%	6/30/2029	Hospitality	-	CA	3
4	Senior	7/12/2018	219,000	219,000	220,350	52.9%	8/1/2028	Hospitality	-	NY	3
5	Senior	4/14/2022	187,480	179,798	179,798	55.7%	4/14/2027	Multifamily	-	MI	3
6	Senior	1/14/2022	170,000	170,000	98,000	n/m	1/14/2027	Multifamily	-	CO	5
7	Senior	1/9/2018	157,644	157,644	120,100	n/m	1/9/2024	Land	-	VA	5
8	Senior	9/8/2022	160,000	155,000	155,000	63.5%	9/8/2027	Multifamily	-	AZ	4
9	Senior	4/26/2022	151,698	139,237	90,000	n/m	4/26/2027	Multifamily	-	TX	5
10	Senior	12/10/2021	130,000	130,000	129,764	75.6%	12/10/2026	Multifamily	-	VA	2
11	Senior	6/17/2022	126,535	126,535	126,535	62.8%	6/17/2027	Multifamily	-	TX	4
12	Subordinate	12/9/2021	125,000	125,000	124,954	80.3%	1/1/2027	Office	-	IL	3
13	Senior	11/4/2022	124,200	118,066	117,984	43.1%	11/9/2026	Mixed-use	Y	MA	3
14	Senior	4/29/2019	117,323	115,489	115,021	61.5%	10/29/2026	Mixed-use	-	NY	3
15	Senior	7/20/2021	113,468	113,468	113,809	76.2%	7/20/2026	Multifamily	-	IL	3
16	Senior	2/13/2020	123,910	111,542	87,900	n/m	2/13/2025	Office	-	CA	5
17	Senior	12/21/2022	109,600	109,600	109,463	60.9%	12/21/2027	Multifamily	-	WA	3
18	Senior	7/30/2024	104,455	102,376	101,788	82.4%	10/21/2026	Retail	-	NJ	3
19	Senior	8/2/2021	93,300	91,514	91,127	68.5%	8/2/2026	Office	-	CA	4
20	Senior	12/15/2021	86,000	86,000	86,000	58.5%	12/15/2026	Mixed-use	-	TN	3
21	Senior	8/1/2022	115,250	78,500	78,500	82.1%	7/30/2026	Hospitality	Y	NY	4
22	Senior	7/27/2022	75,550	75,550	75,601	66.1%	7/27/2027	Multifamily	-	UT	3
23	Senior	1/19/2022	73,677	68,676	68,556	51.2%	1/19/2027	Hospitality	-	TN	3
24	Senior	8/27/2021	79,960	66,642	39,200	n/m	8/27/2026	Office	-	GA	5
25	Senior	4/5/2019	50,000	50,000	50,000	49.0%	4/6/2028	Retail	-	NY	3
26	Senior	4/5/2019	36,345	36,345	36,345	n/m	4/5/2028	Other	-	Other	3
27 (8)	Senior	2/17/2022	28,479	25,434	22,400	n/m	2/17/2027	Multifamily	-	TX	5
28	Senior	7/1/2019	1,607	1,607	1,607	n/m	12/30/2020	Other	-	Other	5
Total			3,710,319	3,506,048	3,155,195
General CECL reserve					(47,618)
Grand Total/Weighted Average			$3,710,319	$3,506,048	$3,107,577				6%		3.7

(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Net of specific CECL reserves of $348.8 million.
(3)
Origination LTV represents “loan-to-value” or “loan-to-cost,” which is calculated as our total loan commitment upon origination, as if fully funded, plus any financings that are pari passu with or senior to our loan, divided by our estimate of either (1) the value of the underlying real estate, determined in accordance with our underwriting process (typically consistent with, if not less than, the value set forth in a third-party appraisal) or (2) the borrower’s projected, fully funded cost basis in the asset, in each case as we deem appropriate for the relevant loan and other loans with similar characteristics. Underwritten values and projected costs should not be assumed to reflect our judgment of current market values or project costs, which may have changed materially since the date of origination. Weighted average origination LTV of 72.3% is based on loan commitment, including non-consolidated senior interests and pari passu interests, and excludes risk rated 5 loans.
(4)
Fully extended maturity assumes all extension options are exercised by the borrower upon satisfaction of the applicable conditions.
(5)
Classification of property type and construction status reflect the state of collateral as of March 31, 2026.
(6)
Percent of total construction loans based on loan commitments as of March 31, 2026.
(7)
Weighted average risk rating weighted by carrying value net of specific CECL reserves.
(8)
In May 2026, we acquired legal title to the collateral property through a mortgage foreclosure.

The following table summarizes changes in unpaid principal balance for our loans receivable held-for-investment ($ in thousands):

Three Months Ended March 31, 2026
Unpaid principal balance, beginning of period	$4,057,357
Advances on existing loans	22,176
Repayments of loans receivable	(244,729)
Assignment of loan receivable to lender	(71,356)
Sale of loan receivable	(220,000)
Transfer to real estate owned, held-for-investment (See Note 5)	(37,400)
Unpaid principal balance, end of period	$3,506,048

During the three months ended March 31, 2026, we resolved $608.8 million of unpaid principal balance prior to charge-offs, including $434.9 million of watchlist loans, and received $4.0 million of partial loan repayments. Such resolutions included (i) $240.8 million of full loan repayments, (ii) $220.0 million of loan sales below par, (iii) $76.6 million of mortgage foreclosures prior to charge-offs, and (iv) $71.4 million related to the assignment of our right, title, and interest in a loan receivable and the collateral property to our financing counterparty in exchange for the full extinguishment of amounts due under the related financing. Subsequent to March 31, 2026, we resolved a watchlist loan with $25.4 million of unpaid principal balance prior to charge-offs through a mortgage foreclosure and received $8.0 million of partial loan repayments.

Real Estate Owned

To maximize recovery from certain defaulted loans, we have assumed legal title and/or physical possession of the collateral property underlying such loan receivables. As of March 31, 2026, our portfolio includes nine real estate owned assets with a total carrying value of $780.2 million (including related net lease intangible assets and deferred leasing costs), of which one was acquired through a mortgage foreclosure during the quarter ended March 31, 2026. Such real estate owned assets are not included in the summary of our loan portfolio table above. The following table details the carrying value of each of our real estate owned held-for-investment assets reflected on our consolidated balance sheet as of March 31, 2026 ($ in thousands):

			Carrying Value
Property Type	Location	Acquisition Date	Real Estate, Net	Lease Intangibles, Net (1)	Deferred Leasing Costs, Net (1)	Total
Hotel Portfolio	New York, NY	February 2021	$319,471	$-	$-	$319,471
Mixed-use	New York, NY	June 2023	67,335	12,325	654	80,314
Multifamily	Phoenix, AZ	May 2025	40,490	268	-	40,758
Multifamily	Henderson, NV	June 2025	74,676	688	-	75,364
Multifamily	Dallas, TX	July 2025	24,181	172	-	24,353
Multifamily (2)	Dallas, TX	July 2025	107,740	622	42	108,404
Land Parcel	New York, NY	December 2025	94,277	-	-	94,277
Multifamily	Dallas, TX	January 2026	36,593	672	-	37,265
Total, March 31, 2026			$764,763	$14,747	$696	$780,206

(1)
Amounts included in other assets or other liabilities on our consolidated balance sheet.
(2)
Represents two multifamily properties which previously represented the collateral property for one loan receivable. In May 2026, we entered into a binding agreement to sell one of the multifamily properties to an unaffiliated purchaser for a gross sales price of $48.0 million. As of March 31, 2026, the individual property’s carrying value was $46.8 million, inclusive of lease intangible assets.

The following table presents detail related to changes in our real estate owned held-for-investment, net, during the three months ended March 31, 2026 ($ in thousands):

	Gross Cost	Accumulated Depreciation	Real Estate Owned Held-for-Investment, Net
Total, December 31, 2025	$736,736	$(6,731)	$730,005
Foreclosure of multifamily property including capitalized transaction costs	36,835	-	36,835
Capital expenditures	2,264	-	2,264
Depreciation expense	-	(4,341)	(4,341)
Total, March 31, 2026	$775,835	$(11,072)	$764,763

Fair values of collateral assets used to determine the initial estimated fair value of real estate owned are calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach. Estimates of fair values used to determine real estate owned upon acquisition may include, among others, assumptions of property specific cash flows over estimated holding periods, assumptions of property redevelopment costs, assumptions of leasing activities, discount rates, market and terminal capitalization rates, and, with respect to land, value per buildable square foot. These assumptions are based upon the nature of the properties, recent and projected property cash flows, recent sales and lease comparables, and anticipated real estate and capital market conditions, among other factors which we may deem relevant. Estimates of fair values used to determine real estate owned upon acquisition during the three months ended March 31, 2026 include assumptions of a market capitalization rate of 5.75% and a discount rate of 8.00%.

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

Our Manager evaluates the credit quality of each of our loans receivable on an individual basis and assigns a risk rating at least quarterly. We have developed a loan grading system for all of our outstanding loans receivable that are collateralized directly or indirectly by real estate. Grading criteria include, but are not limited to, as-is or as-stabilized debt yield, term of loan, property type, property or collateral location, loan type, structure, collateral cash flow volatility and other more subjective variables that include, but are not limited to, as-is or as-stabilized collateral value, market conditions, industry conditions, borrower/sponsor financial stability, and borrower/sponsor exit plan. While evaluating the credit quality of each loan within our portfolio, we assess these quantitative and qualitative factors as a whole and with no pre-prescribed weight on their impact to our determination of a loan’s risk rating. However, based upon the facts and circumstances for each loan and the overall market conditions, we may consider certain previously mentioned factors more or less relevant than others. We utilize the grading system to determine each loan’s risk of loss and to provide a determination as to whether an individual loan is impaired and whether a specific CECL reserve is necessary. Based on a 5-point scale, the loans are graded “1” through “5,” from less risk to greater risk, respectively. The weighted average risk rating of our loans receivable held-for-investment portfolio was 3.7 as of March 31, 2026, weighted by carrying value net of specific CECL reserves.

Current Expected Credit Losses

The current expected credit loss reserve required under GAAP reflects our current estimate of potential credit losses related to our loan portfolio, which may fluctuate depending on market conditions and changes in our loan portfolio. See Note 2 to our consolidated financial statements for further detail of our current expected credit loss reserve methodology. The following table illustrates the changes in the current expected credit loss reserve for our loans receivable held-for-investment for the three months ended March 31, 2026 and 2025 ($ in thousands):

		General CECL Reserve
	Specific CECL Reserve	Loans Receivable Held-for- Investment	Unfunded Loan Commitments(2)	Total General CECL Reserve	Accrued Interest Receivable(1)	Total CECL Reserve
Total reserve, December 31, 2024	$120,920	$122,110	$5,546	$127,656	$17,794	$266,370
Provision (reversal)	41,458	(3,975)	100	(3,875)	3,540	41,123
Charge-offs	(43,113)	-	-	-	(3,540)	(46,653)
Total reserve, March 31, 2025	$119,265	$118,135	$5,646	$123,781	$17,794	$260,840

Total reserve, December 31, 2025	$365,424	$73,328	$4,340	$77,668	$26,782	$469,874
Provision (reversal)	32,368	(25,710)	(1,864)	(27,574)	26,578	31,372
Charge-offs	(48,977)	-	-	-	(12,884)	(61,861)
Total reserve, March 31, 2026	$348,815	$47,618	$2,476	$50,094	$40,476	$439,385
(1)
CECL reserves for accrued interest receivable, if any, are included in other assets on our consolidated balance sheets.
(2)
CECL reserves for unfunded commitments are included in other liabilities on our consolidated balance sheets.

The following table illustrates our specific and general CECL reserves as a percentage of total unpaid principal balance of loans receivable held-for-investment as of March 31, 2026, December 31, 2025, March 31, 2025, and December 31, 2024:

	Specific CECL Reserve (1)	General CECL Reserve (2)	Total CECL Reserve (3)
Reserve at December 31, 2024	18.2%	2.3%	4.0%
Reserve at March 31, 2025	16.4%	2.4%	4.1%
Reserve at December 31, 2025	26.0%	2.9%	10.9%
Reserve at March 31, 2026	26.8%	2.3%	11.4%
(1)
Represents specific CECL reserves on loans receivable held-for-investment as a percentage of unpaid principal balance of risk rated 5 loans.
(2)
Represents general CECL reserves on loans receivable held-for-investment and related unfunded loan commitments as a percentage of unpaid principal balance of loans subject to the general CECL reserve.
(3)
Represents total CECL reserves on loans receivable held-for-investment and related unfunded loan commitments as a percentage of total unpaid principal balance of loans receivable held-for-investment.

Specific CECL Reserves

In certain circumstances, we may determine that a borrower is experiencing financial difficulty, and, if the repayment of the loan’s principal is collateral dependent, the loan is no longer suited for the WARM model. In these instances, there have been diminutions in the fair value and performance of the collateral property primarily as a result of reduced tenant and/or capital markets demand for such property types in the markets in which these assets and borrowers operate. For such loans, we seek resolutions through a variety of means including, but not limited to, foreclosures on the collateral asset, sales of our loan receivable, and discounted repayments. If we anticipate assuming legal title and/or physical possession of the collateral property and the fair value of the collateral property is determined to be below the carrying value of our loan, we may recognize a specific CECL reserve. Furthermore, in certain circumstances, we may recognize a specific CECL reserve based upon anticipated proceeds from the disposition of our loan. The following table presents a summary of our risk rated 5 loans receivable held-for-investment as of March 31, 2026 ($ in thousands):

Property Type	Location	Unpaid Principal Balance	Carrying Value Before Specific CECL Reserve	Specific CECL Reserve	Net Carrying Value
Multifamily	CA	$402,341	$402,223	$(102,223)	$300,000
Multifamily	CO	170,000	170,000	(72,000)	98,000
Multifamily	TX	139,237	138,722	(48,722)	90,000
Multifamily (1)	TX	25,434	25,373	(2,973)	22,400
Total Multifamily		737,012	736,318	(225,918)	510,400
Land	VA	157,644	157,644	(37,544)	120,100
Total Land		157,644	157,644	(37,544)	120,100
Office	GA	225,746	225,746	(34,946)	190,800
Office	CA	111,542	111,263	(23,363)	87,900
Office	GA	66,642	66,244	(27,044)	39,200
Total Office		403,930	403,253	(85,353)	317,900
Other (2)	Other	1,607	1,607	-	1,607
Total Other		1,607	1,607	-	1,607
Total		$1,300,193	$1,298,822	$(348,815)	$950,007

(1)
In May 2026, we acquired legal title to the collateral property through a mortgage foreclosure.
(2)
Amounts deemed uncollectible have been charged-off as of March 31, 2026.

Fair values of collateral assets used to determine specific CECL reserves are calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach. Estimates of fair values used to determine specific CECL reserves may include, among others, assumptions of property specific cash flows over estimated holding periods, assumptions of property redevelopment costs, assumptions of leasing activities, discount rates, market and terminal capitalization rates, and, with respect to land, value per buildable square foot. These assumptions are based upon the nature of the properties, recent and projected property cash flows, recent sales and lease comparables, and anticipated real estate and capital market conditions, among other factors which we may deem relevant. Estimates of fair values used to determine specific CECL reserves as of March 31, 2026 include discount rates ranging from 6.0% to 9.5%, market and terminal capitalization rates ranging from 4.72% to 8.25%, and, with respect to the land loan, value per buildable square foot of $140 based on current entitlements.

Historical Originations and Realizations

The following table presents our loan commitment originations, loan commitment realizations, and the amount of principal charge-offs recognized for each origination vintage year as of March 31, 2026 by year of origination ($ in thousands):

		Total by Origination Year as of March 31, 2026
	Total	2026	2025	2024(2)	2023	2022	2021	2020	2019 and Prior
Loan Commitment Originations (1)	$18,148,694	$-	$-	$104,455	$101,059	$3,463,564	$2,959,122	$401,743	$11,118,751
Loan Commitment Realizations through Repayment, Sale, or Assignment	$13,468,185	$-	$-	$-	$101,059	$1,567,843	$1,813,911	$276,933	$9,708,439
Principal Charge-offs from Repayment or Sale	$420,307	$-	$-	$-	$315	$94,122	$8,251	$23,675	$293,944
Loan Commitment Realizations through REO	$806,414	$-	$-	$-	$-	$320,868	$83,901	$-	$401,645
Principal Charge-offs from REO (3)	$152,397	$-	$-	$-	$-	$45,896	$39,053	$-	$67,448
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

The following table summarizes our secured financings ($ in thousands):

	March 31, 2026
	Capacity	Borrowings Outstanding	Weighted Average Spread(1)
Repurchase agreements and term participation facility	$3,638,348	$1,932,274	+ 2.91%
Secured term loan	500,000	500,000	+ 6.75%
Debt related to real estate owned hotel portfolio	235,000	235,000	+ 3.18%
Total/Weighted Average	$4,373,348	$2,667,274	+ 3.65%

(1)
Weighted average spread over the applicable benchmark rate is based on unpaid principal balance. SOFR as of March 31, 2026 was 3.66%.

See Note 6 - Debt Obligations to our consolidated financial statements for further detail.

Repurchase Agreements and Term Participation Facility

We finance certain of our loans and multifamily real estate owned properties using repurchase agreements and a term participation facility. As of March 31, 2026, aggregate borrowings outstanding under our repurchase agreements and term participation facility totaled $1.9 billion, with a weighted average spread of SOFR plus 2.91% per annum based on unpaid principal balance. As of March 31, 2026, the loans receivable securing the outstanding borrowings under these facilities had a weighted average term to initial maturity and fully extended maturity of 0.4 years and 0.9 years, respectively, assuming all conditions to extend are met. Further, we have a repurchase agreement that specifically provides for the ability to finance (i) loans receivable, including those which may be delinquent or in default, and (ii) real estate owned assets subsequent to assuming legal title and/or physical possession of the collateral property. As of March 31, 2026, $232.5 million of borrowings outstanding relate to our multifamily real estate owned assets.

Each repurchase agreement contains “margin maintenance” provisions, which are designed to allow the counterparty to require the delivery of cash or other assets to de-lever financings on assets that are determined to have experienced a diminution in value. Since inception through March 31, 2026, we have not received any margin calls under any of our repurchase agreements.

Secured Term Loan

In January 2026, we refinanced our prior secured term loan with a new secured term loan which provides for an aggregate principal amount of $500.0 million and a maturity date of January 30, 2030. Our secured term loan is presented net of any discounts and transaction costs which are deferred and recognized as interest expense over the life of the loan using the effective interest method. As of March 31, 2026, our secured term loan has an unpaid principal balance of $500.0 million and a carrying value of $465.6 million. As consideration for and in connection with entering into our new secured term loan in January 2026, we issued detachable warrants to purchase up to 7,542,227 shares of our common stock at an exercise price of $4.00 per share, with an expiration date of January 2037.

Debt Related to Real Estate Owned Hotel Portfolio

On February 8, 2021, we assumed a $300.0 million securitized senior mortgage in connection with a foreclosure on a hotel portfolio which, subsequent thereto, was modified to provide for, among other things, total principal payments of $25.0 million, an extension of the contractual maturity date to February 9, 2025, and the designation of a portion of the loan becoming partial recourse to us. Upon maturity in February 2025, we entered into forbearance agreements with our lender through September 9, 2025 and concurrently repaid $5.0 million of the principal balance. On June 9, 2025, we refinanced our debt related to real estate owned hotel portfolio with a non-recourse senior mortgage in the amount of $235.0 million. Such financing matures on June 9, 2027, and we may extend the maturity to June 9, 2030 pursuant to three one-year extension options, subject to meeting prescribed conditions. As of March 31, 2026, our debt related to real estate owned hotel portfolio has an unpaid principal balance of $235.0 million, a carrying value of $231.7 million and a stated rate of SOFR plus 3.18%. See Derivatives below for further detail of our interest rate cap.

Derivatives

Prior to the June 2025 refinance of our debt related to real estate owned hotel portfolio, we acquired interest rate caps with maturity dates and notional amounts equal to that of the then maturity dates and outstanding principal balance of our debt related to real estate owned hotel portfolio, respectively, and strike rates ranging from 3.0% to 5.0% which effectively limited the maximum interest rate to 7.94%. Concurrent with refinancing our debt related to real estate owned hotel portfolio in June 2025, we acquired an interest rate cap for a price of $71,000 with a notional amount of $235.0 million, a strike rate of 6.79%, and a maturity date of June 2027, which effectively limits the maximum interest rate of our debt related to real estate owned hotel portfolio to 9.97%.

Changes in the fair value of our interest rate cap are recorded as an unrealized gain or loss on interest rate cap on our consolidated statements of operations and the fair value is recorded in other assets on our consolidated balance sheets. Proceeds received from our counterparty related to the interest rate cap are recorded as proceeds from interest rate cap on our consolidated statements of operations. As of March 31, 2026 and December 31, 2025, the fair value of our interest rate cap was de minimis. During the three months ended March 31, 2026 and 2025, we did not recognize any proceeds from our interest rate caps.

Financial Covenants

Our financing agreements generally contain certain financial covenants. As of March 31, 2026, we are in compliance with all financial covenants under our financing agreements.

Future compliance with our financial covenants is dependent upon the results of our operating activities, our financial condition, and the overall market conditions in which we and our borrowers operate. The impact of macroeconomic conditions on the commercial real estate and capital markets, including elevated benchmark interest rates compared to recent historical levels and the effects thereof on our and our borrowers’ operating performance, may make it more difficult for us to satisfy these financial covenants in the future. Non-compliance with financial covenants may result in our lenders exercising their rights and remedies as provided for in the respective agreements. As the results of our operating activities, our financial condition, and the overall market conditions in which we and our borrowers operate evolve, we may continue to work with our counterparties on modifying financial covenants as needed; however, there is no assurance that our counterparties will agree to such modifications.

Repurchase Agreements and Term Participation Facility

As calculated in accordance with our repurchase agreements and our term participation facility and as of March 31, 2026, (i) our tangible net worth shall not be less than $1.0 billion plus 75% of the aggregate cash proceeds received by us after January 30, 2026 from any equity issuances, capital contributions, and/or subscriptions (net of any related costs), (ii) our total debt to equity ratio shall not exceed 3.50 to 1.00, and (iii) our cash liquidity shall not be less than the greater of (x) $20.0 million or (y) 5% of total recourse indebtedness (which includes our secured term loan). For the quarters ending March 31, 2026 to June 30, 2027, there is no measurement of our ratio of earnings before interest, taxes, depreciation, and amortization to interest charges (our “Interest Coverage Ratio”). Commencing with the quarters ending September 30, 2027 and December 31, 2027, our Interest Coverage Ratio shall not be less than 1.10 to 1.00. Subsequent thereto, our Interest Coverage Ratio shall not be less than (i) 1.20 to 1.00 for the quarters ending March 31, 2028 and June 30, 2028 and (ii) 1.30 to 1.00 for the quarters ending September 30, 2028 and thereafter.

Secured Term Loan

As calculated in accordance with our new secured term loan agreement and effective upon its closing, (i) our tangible net worth shall not be less than $1.0 billion plus 75% of the aggregate cash proceeds received by us after January 30, 2026 from any equity issuances, capital contributions, and/or subscriptions (net of any related costs) and (ii) our total debt to equity ratio shall not exceed 3.50 to 1.00. For the quarters ending March 31, 2026 to June 30, 2027, there is no measurement of our Interest Coverage Ratio. Commencing with the quarters ending September 30, 2027 and December 31, 2027, our Interest Coverage Ratio shall not be less than 1.10 to 1.00. Subsequent thereto, our Interest Coverage Ratio shall not be less than (i) 1.20 to 1.00 for the quarters ending March 31, 2028 and June 30, 2028 and (ii) 1.30 to 1.00 for the quarters ending September 30, 2028 and thereafter.

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

The following table summarizes our non-consolidated senior interest and related retained subordinate interest as of March 31, 2026 ($ in thousands):

	Loan Count	Loan Commitment	Unpaid Principal Balance	Carrying Value	Weighted Average Interest Rate (1)	Term to Initial Maturity (in years)	Term to Fully Extended Maturity (in years) (2)
Fixed rate non-consolidated senior loans	1	$830,000	$830,000	N/A	3.47%	0.8	0.8
Retained fixed rate subordinate loans	1	$125,000	$125,000	$124,954	8.50%	0.8	0.8

(1)
Weighted average is based on unpaid principal balance.
(2)
Term to fully extended maturity is determined based on the maximum maturity of each of the corresponding loans, assuming all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.

Floating and Fixed Rate Portfolio

Our business model seeks to minimize our exposure to changing interest rates by originating floating rate loans and financing them with floating rate liabilities. Further, we seek to match the benchmark rate index in the floating rate loans we originate with the benchmark index used in the related floating rate financings. Generally, we use SOFR as the benchmark rate index in both our floating rate loans and floating rate financings. As of March 31, 2026, 96.4% of our loans receivable held-for-investment based on unpaid principal balance were floating rate and indexed to SOFR. All of our financing is floating rate and indexed to SOFR, which resulted in approximately $712.2 million of net floating rate exposure.

The following table details our net floating rate exposure as of March 31, 2026 ($ in thousands):

Net Floating Rate Exposure
Floating rate loans receivable	$3,379,441
Floating rate liabilities secured by loans receivable	(1,699,764)
Net floating rate exposure - loan portfolio (1)	1,679,677
Floating rate liabilities secured by real estate owned assets	(467,510)
Secured term loan	(500,000)
Net floating rate exposure	$712,167
(1)
As of March 31, 2026, amount includes $960.2 million of net floating rate exposure related to loans on non-accrual status.

As of March 31, 2026 and aside from our interest rate cap on our debt related to real estate owned hotel portfolio, we do not employ interest rate derivatives (interest rate swaps, caps, collars or floors) to hedge our asset or liability portfolio, but we may do so in the future.

Results of Operations – Three Months Ended March 31, 2026 and December 31, 2025

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

Operating Results

The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2026, and December 31, 2025 ($ in thousands, except per share data):

	Three Months Ended
	March 31, 2026	December 31, 2025	$ Change
Revenue
Interest and related income	$58,999	$74,427	$(15,428)
Less: interest and related expense	50,894	61,929	(11,035)
Net interest income	8,105	12,498	(4,393)
Revenue from real estate owned	21,414	34,249	(12,835)
Total net revenue	29,519	46,747	(17,228)
Expenses
Management fees - affiliate	7,347	7,774	(427)
General and administrative expenses	3,212	5,869	(2,657)
Stock-based compensation expense	2,317	2,242	75
Real estate owned:
Operating expenses	18,054	21,375	(3,321)
Interest expense	9,176	9,026	150
Depreciation and amortization	6,399	5,731	668
Total expenses	46,505	52,017	(5,512)
Loss on partial sales of real estate owned, net	-	(1,382)	1,382
Loss from equity method investment	(38)	(31)	(7)
Loss on extinguishment of debt	(5,898)	(847)	(5,051)
Provision for current expected credit loss reserve	(31,372)	(211,681)	180,309
Net loss	$(54,294)	$(219,211)	$164,917
Net loss per share of common stock:
Basic and diluted	$(0.39)	$(1.56)	$1.17

Comparison of the three months ended March 31, 2026 and December 31, 2025

Net Revenue

Total net revenue decreased $17.2 million during the three months ended March 31, 2026, compared to the three months ended December 31, 2025. The decrease is primarily due to a decrease in revenue from real estate owned of $12.8 million attributable to a decrease in revenue at the hotel portfolio compared to the three months ended December 31, 2025, due to expected seasonally lower overall occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) levels, as well as a decrease in net interest income of $4.4 million, which was driven by a decrease in interest income of $15.4 million as a result of decreased average loans receivable balances and additional loans on non-accrual status, partially offset by a decrease in interest expense of $11.0 million as a result of lower average borrowing levels during the three months ended March 31, 2026 compared to the three months ended December 31, 2025 as a result of loan realizations during the quarter in addition to incremental deleveraging.

Expenses

Expenses are primarily comprised of base management fees payable to our Manager, general and administrative expenses, stock-based compensation expense, operating expenses from real estate owned, interest expense from real estate owned, and depreciation and amortization on real estate owned and related in-place and other lease intangible values. Operating expenses from real estate owned primarily include real estate taxes, utilities, repairs and maintenance, personnel costs of third-party property managers, property management fees incurred to third-parties, insurance, marketing, and general and administrative expenses specific to our real estate owned properties. Expenses decreased by $5.5 million during the three months ended March 31, 2026, as compared to the three months ended December 31, 2025, primarily due to:

(i)
a decrease in operating expenses from real estate owned of $3.3 million during the comparative period, due to lower variable operating expenses in connection with lower occupancy levels at the hotel portfolio due to seasonality;
(ii)
a decrease in general and administrative expenses of $2.7 million primarily as a result of a decrease in certain non-recurring charges incurred over the comparative period generally related to legal and professional fees incurred in connection with the modification of our prior secured term loan in November 2025;
(iii)
a decrease in management fees of $0.4 million as a result of lower stockholders’ equity compared to the comparative period;
(iv)
partially offset by an increase in depreciation and amortization from real estate owned of $0.7 million due to depreciation and amortization expense recognized relating to the multifamily property we foreclosed on during the three months ended March 31, 2026.

Loss on Partial Sales of Real Estate Owned, Net

During the three months ended December 31, 2025, we sold the remaining office floors and the signage component of our mixed-use real estate owned asset to unaffiliated purchasers, which resulted in a loss on partial sale of $1.3 million. During the three months ended March 31, 2026, there were no partial sales of our real estate owned assets.

Loss from Equity Method Investment

During the three months ended March 31, 2026 and December 31, 2025, we recognized de minimis losses from our equity method investment as a result of the net losses recognized by our investee during each respective period.

Loss on Extinguishment of Debt

During the three months ended March 31, 2026 and December 31, 2025, we recognized losses on extinguishment of debt of $5.9 million and $0.8 million, respectively, relating to the accelerated recognition of unamortized deferred financing costs resulting from the repayment of financing balances prior to maturity. The loss on extinguishment of debt incurred during the three months ended March 31, 2026 was in connection with the refinancing of our prior secured term loan; the loss on extinguishment of debt incurred during the three months ended December 31, 2025 was in connection with a $150.0 million partial repayment of our prior secured term loan as part of a modification to its terms.

Provision for Current Expected Credit Loss Reserve

During the three months ended March 31, 2026, we recorded a provision for current expected credit losses of $31.4 million, which consisted of a $32.4 million increase in our specific CECL reserves prior to principal and exit fee charge-offs and a $26.6 million increase in CECL reserves on accrued interest receivable prior to charge-offs, offset in part by a $27.6 million decrease in our general CECL reserves. The increase in our specific CECL reserves was primarily attributable to protective advances made on certain loans and a specific reserve determined on a loan sold which was not previously classified as held-for-sale, offset in part by principal charge-offs recognized. The increase in our CECL reserves on accrued interest receivable is attributable to reserving against outstanding interest due to us upon a loan being placed on non-accrual status during the three months ended March 31, 2026, offset in part by a reduction in reserves upon the receipt of past due interest and charge-offs recognized in connection with the sale of a delinquent loan. The decrease in our general CECL reserves was primarily attributable to seasoning of our loan portfolio, a reduction in the size of our loan portfolio subject to determination of the general CECL reserve, and changes in the historical loss rate of the analogous data set, offset in part by changes in risk ratings and expected remaining duration within our loan portfolio. During the three months ended December 31, 2025, we recorded a provision for current expected credit losses of $211.7 million, which consisted of a $282.9 million increase in our specific CECL reserve prior to principal charge-offs, offset in part by a $62.1 million decrease in our general CECL reserve and a $9.1 million decrease in CECL reserves on accrued interest receivable. The increase of our specific CECL reserves was primarily attributable to specific reserves determined on loans now classified as risk rated 5, changes to collateral values, and protective advances made, offset in part by principal charge-offs recognized. The decrease in our general CECL reserve was primarily attributable to a reduction in the size of our loan portfolio subject to determination of the general CECL reserve, partially offset by changes in expected remaining duration within our loan portfolio. The decrease in our CECL reserves on accrued interest receivable was attributable to interest receipts on outstanding amounts owed that were previously reserved against.

Results of Operations – Three Months Ended March 31, 2026 and March 31, 2025

The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2026 and 2025 ($ in thousands, except per share data):

	Three Months Ended
	March 31, 2026	March 31, 2025	$ Change
Revenue
Interest and related income	$58,999	$118,038	$(59,039)
Less: interest and related expense	50,894	89,227	(38,333)
Net interest income	8,105	28,811	(20,706)
Revenue from real estate owned	21,414	14,564	6,850
Total net revenue	29,519	43,375	(13,856)
Expenses
Management fees - affiliate	7,347	8,397	(1,050)
General and administrative expenses	3,212	4,270	(1,058)
Stock-based compensation expense	2,317	5,074	(2,757)
Real estate owned:
Operating expenses	18,054	12,915	5,139
Interest expense	9,176	6,554	2,622
Depreciation and amortization	6,399	438	5,961
Total expenses	46,505	37,648	8,857
Loss from equity method investment	(38)	(37)	(1)
Loss on extinguishment of debt	(5,898)	(547)	(5,351)
Loss on real estate owned held-for-sale	-	(49)	49
Provision for current expected credit loss reserve	(31,372)	(41,123)	9,751
Valuation adjustment for loan receivable held-for-sale	-	(42,594)	42,594
Net loss	$(54,294)	$(78,623)	$24,329
Net loss per share of common stock:
Basic and diluted	$(0.39)	$(0.56)	$0.17

Comparison of the three months ended March 31, 2026 and March 31, 2025

Net Revenue

Total net revenue decreased $13.9 million during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease is primarily due to a decrease in net interest income of $20.7 million, which was driven by a decrease in interest income of $59.0 million as a result of a reduction in the size of our loan portfolio and an increase in the portion of loans on non-accrual status during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, partially offset by a decrease in interest expense of $38.3 million primarily as a result of lower average borrowing levels. The decrease in total net revenue was partially offset by an increase in revenue from real estate owned of $6.9 million attributable to revenue recognized from the multifamily properties we foreclosed on in 2025 and January 2026 and attributable to higher overall average occupancy, RevPAR, and ADR levels at our hotel portfolio compared to the three months ended March 31, 2025, offset in part by a reduction in revenue from our mixed-use real estate owned asset as a result of partial asset sales during 2025.

Expenses

Expenses are primarily comprised of base management fees payable to our Manager, general and administrative expenses, stock-based compensation expense, operating expenses from real estate owned, interest expense from real estate owned, and depreciation and amortization on real estate owned and related in-place and other lease intangible values. Operating expenses from real estate owned primarily include real estate taxes, utilities, repairs and maintenance, personnel costs of third-party property managers, property management fees incurred to third-parties, insurance, marketing, and general and administrative expenses specific to our real estate owned properties. Expenses increased by $8.9 million during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to:

(i)
an increase in operating expenses from real estate owned of $5.1 million during the comparative period, due to operating expenses such as real estate taxes, utilities, and repairs and maintenance expenses incurred from the multifamily properties we foreclosed on in 2025 and January 2026;
(ii)
an increase in interest expense on real estate owned of $2.6 million during the comparative period, due to interest expense recognized on debt related to the multifamily properties we foreclosed on in 2025 and January 2026;
(iii)
an increase in depreciation and amortization from real estate owned of $6.0 million primarily due to depreciation and amortization expense recognized on the multifamily properties we foreclosed on in 2025 and January 2026 and depreciation expense not being recognized on the hotel portfolio during the three months ended March 31, 2025 while the hotel portfolio was classified as held-for sale;
(iv)
partially offset by a decrease in stock-based compensation of $2.8 million due to the vesting period of previously issued restricted stock units ending on July 1, 2025 and the remaining unvested restricted stock unit grants having a grant date fair value less than that of the grant which vested;
(v)
further offset by a decrease in general and administrative expenses of $1.1 million primarily as a result of a decrease in non-recurring costs incurred over the comparative period, generally related to legal and professional fees related to loan enforcement and financing related matters;
(vi)
further offset by a decrease in management fees of $1.1 million as a result of lower stockholders’ equity compared to the comparative period;

Loss from Equity Method Investment

During the three months ended March 31, 2026 and 2025, we recognized de minimis losses from our equity method investment as a result of the net losses recognized by our investee during each respective period.

Loss on Extinguishment of Debt

During the three months ended March 31, 2026 and 2025, we recognized losses on extinguishment of debt of $5.9 million and $0.6 million, respectively, due to the recognition of unamortized deferred financing costs resulting from the repayment of financing balances prior to maturity.

Loss on Real Estate Owned, Held-for-Sale

During the three months ended March 31, 2025, we recognized an additional $49,000 of loss on real estate owned held-for-sale as a result of capital expenditures incurred at our hotel portfolio which was classified as held-for-sale at that time.

Provision for Current Expected Credit Loss Reserve

During the three months ended March 31, 2026, we recorded a provision for current expected credit losses of $31.4 million, which consisted of a $32.4 million increase in our specific CECL reserves prior to principal and exit fee charge-offs and a $26.6 million increase in CECL reserves on accrued interest receivable prior to charge-offs, offset in part by a $27.6 million decrease in our general CECL reserves. The increase in our specific CECL reserves was primarily attributable to protective advances made on certain loans and a specific reserve determined on a loan sold which was not previously classified as held-for-sale, offset in part by principal charge-offs recognized. The increase in our CECL reserves on accrued interest receivable is attributable to reserving against outstanding interest due to us upon a loan being placed on non-accrual status during the three months ended March 31, 2026, offset in part by a reduction in reserves upon the receipt of past due interest and charge-offs recognized in connection with the sale of a delinquent loan. The decrease in our general CECL reserves was primarily attributable to seasoning of our loan portfolio, a reduction in the size of our loan portfolio subject to determination of the general CECL reserve, and changes in the historical loss rate of the analogous data set, offset in part by changes in risk ratings and expected remaining duration within our loan portfolio. During the three months ended March 31, 2025, we recorded a provision for current expected credit losses of $41.1 million, which consisted of a $41.5 million increase in our specific CECL reserve prior to charge-offs of principal and exit fees and a $3.5 million increase in CECL reserves on accrued interest receivable prior to charge-offs, offset in part by a $3.9 million decrease in our general CECL reserve. The increase in our specific CECL reserves was primarily attributable to specific reserves determined on a discounted loan repayment, offset in part by changes to collateral values and protective advances made. The reversal of our general CECL reserves was primarily attributable to changes in the historical loss rate of the analogous data set, seasoning of our loan portfolio, and a reduction in the size of our loan portfolio subject to determination of the general CECL reserve.

Valuation Adjustment for Loan Receivable Held-for-Sale

During the three months ended March 31, 2025, we recognized a valuation adjustment of $42.6 million for our loan receivable held-for-sale as a result of a reduction in anticipated proceeds from the sale of such loan.

Liquidity and Capital Resources

Capitalization

We have capitalized our business to date primarily through the issuance of shares of our common stock, issuance of warrants, and borrowings under our secured financings and secured term loan. As of March 31, 2026, we had 140,218,764 shares of our common stock outstanding, representing $1.5 billion of equity, and, in connection with entering into our new secured term loan in January 2026, had 7,542,227 of warrants outstanding with an exercise price of $4.00 per share. Further, we had $2.7 billion of outstanding borrowings under our secured financings, our secured term loan, and our debt related to real estate owned hotel portfolio. As of March 31, 2026, our secured financings consisted of four repurchase agreements with capacity of $3.3 billion and a combined outstanding balance of $1.6 billion, and a term participation facility with a capacity of $347.1 million and an outstanding balance of $339.2 million. As of March 31, 2026, our debt related to real estate owned hotel portfolio had an outstanding balance of $235.0 million and our secured term loan had an outstanding balance of $500.0 million.

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

The following table presents our Net Debt-to-Equity Ratios and Total Leverage Ratios as of March 31, 2026 and December 31, 2025 ($ in thousands):

	March 31, 2026	December 31, 2025
Asset-specific debt	$2,163,973	$2,595,580
Secured term loan, net	465,577	549,447
Total debt	2,629,550	3,145,027
Less: cash and cash equivalents	(116,782)	(173,186)
Net Debt	$2,512,768	$2,971,841
Total Equity	$1,492,848	$1,531,895
Net Debt-to-Equity Ratio	1.7x	1.9x
Non-consolidated senior loans	830,000	830,000
Total Leverage	$3,342,768	$3,801,841
Total Leverage Ratio	2.2x	2.5x

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

Although we generally intend to hold our loans to maturity, sales of loans receivable, which may result in realized losses, discounted loan payoffs, and/or sales of real estate owned assets may occur in order to redeploy capital to more accretive opportunities, meet operating objectives, adapt to market conditions, and/or manage liquidity needs. Furthermore, we cannot predict the timing or impact of future asset sales or loan repayments, and, since many of our loans and real estate owned assets are financed, a portion, or in some cases all, of the net proceeds from the sales or repayments of our loans or our real estate owned assets are expected to be used to de-lever our secured financings.

The following table sets forth, as of March 31, 2026 and December 31, 2025, our sources of available liquidity ($ in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$116,782	$173,186
Approved and undrawn credit capacity(1)	14,879	11,446
Total sources of liquidity	$131,661	$184,632

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

The following table presents a summary of our unencumbered loans receivable held-for-investment as of March 31, 2026 ($ in thousands):

Loan Type	Loan Commitment	Unpaid Principal Balance	Carrying Value	Property Type	Construction	Location	Risk Rating
Subordinate	$125,000	$125,000	$124,954	Office	-	IL	3
Senior	115,250	78,500	78,500	Hospitality	Y	NY	4
Senior	93,300	91,514	91,127	Office	-	CA	4
Senior (1)	79,960	66,642	39,200	Office	-	GA	5
Senior	1,607	1,607	1,607	Other	-	Other	5
Total	$415,117	$363,263	$335,388

(1)
Carrying value reflects amount net of specific CECL reserves of $27.0 million.

As of March 31, 2026, we held unencumbered real estate owned assets with a total carrying value of $174.6 million, comprised of our mixed-use real estate owned asset with a carrying value of $80.3 million (including related net lease intangible assets and deferred leasing costs) and our land parcel real estate owned asset with a carrying value of $94.3 million were unencumbered.

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

On May 10, 2024, we entered into an equity distribution agreement with certain sales agents, pursuant to which we may sell, from time to time, up to an aggregate sales price of $150.0 million of our common stock pursuant to a continuous offering program (the “ATM Agreement”) under our in place effective shelf registration. Sales of our common stock made pursuant to the ATM Agreement may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. The timing and amount of actual sales will depend on a variety of factors, including market conditions, the trading price of our common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the three months ended March 31, 2026, we did not issue any shares of our common stock pursuant to the

ATM Agreement. As of March 31, 2026, the ATM Agreement has not been utilized, and $150.0 million of our common stock remained available for issuance pursuant to the ATM Agreement.

Liquidity Needs

Our primary liquidity needs generally include loan origination and acquisitions, future fundings to our borrowers on our unfunded loan commitments, interest payment and principal repayment obligations on outstanding borrowings under our financings, operating expenses, management fees, and dividend payments to our stockholders necessary to satisfy REIT dividend requirements, if any. We currently maintain, and seek to maintain, cash and liquidity to i) comply with minimum liquidity covenants under certain of our financing agreements and ii) meet our above mentioned primary liquidity needs. Further, we seek to meet such liquidity needs through our sources of liquidity discussed above.

During the three months ended March 31, 2026 and the year ended December 31, 2025, we made deleveraging payments to certain of our financing counterparties in the amounts of $142.1 million and $579.7 million, respectively, which include $56.2 million and $150.0 million of deleveraging upon the refinancing of our secured term loan in January 2026 and the modification of our prior secured term loan in November 2025, respectively. Such deleveraging payments are generally funded from proceeds generated from the resolution of our loans receivable and real estate owned assets. In April 2026, we further deleveraged certain of our financing counterparties in the amount of $8.0 million and expect to continue to do so as agreed with our lenders. Our ability to make any future deleveraging payments or required principal repayments will depend upon the results of our operating activities, our total sources of liquidity, the timing, amount, and pace of resolutions of our loans and real estate owned assets, our financial condition, and the overall market conditions in which we operate, among other factors.

As of March 31, 2026, we had aggregate unfunded loan commitments of $204.3 million which is comprised of funding for capital expenditures and construction, leasing costs, and carry costs. The timing of these fundings will vary depending on the progress of capital projects, leasing, and cash flows at the properties securing our loans and equity contributions from our borrowers, if required. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the collateral property, but are expected to occur over the remaining loan term. In certain circumstances, conditions to funding may not be met by our borrowers and portions of our unfunded loan commitments may never become eligible to be drawn on.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments as of March 31, 2026 were as follows ($ in thousands):

	Payment Timing
	Total Obligations	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Unfunded loan commitments (1)	$204,271	$55,430	$148,841	$-	$-
Unfunded loan commitments for non-accrual, maturity default, risk rated 5 and/or delinquent loans	(181,541)	(32,700)	(148,841)	-	-
Secured financings, secured term loan, and debt related to real estate owned hotel portfolio - principal (2)(3)	2,667,274	1,072,892	458,412	1,135,970	-
Secured financings, secured term loan, and debt related to real estate owned hotel portfolio - interest (2)(3)	470,942	172,045	214,933	83,964	-
Total	$3,160,946	$1,267,667	$673,345	$1,219,934	$-

(1)
The estimated allocation of our unfunded loan commitments for loans receivable held-for-investment is based on the earlier of our expected funding date and the commitment expiration date. As of March 31, 2026, we have $91.4 million of in-place financings to fund our remaining commitments, excluding $14.9 million of approved and undrawn credit capacity based on existing collateral.
(2)
The allocation of our secured financings and secured term loan is based on the earlier of the fully extended maturity date (assuming conditions to extend are met) of each individual corresponding loan receivable or the maximum maturity date under the respective financing agreement, and assumes eight loans with an aggregate unpaid principal balance of $1.4 billion that are in maturity default that represent collateral for aggregate borrowings outstanding of $584.9 million have a contractual obligation to pay in less than one year.
(3)
Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured financing agreements and SOFR in effect as of March 31, 2026, will remain constant into the future. Actual amounts borrowed and rates will vary over time. Our floating rate loans and related liabilities are indexed to SOFR. Totals exclude non-consolidated senior interests.

In certain circumstances, conditions to funding may not be met by our borrowers and portions of our unfunded loan commitments may not become eligible to be or expected to be drawn on. Of the $204.3 million of unfunded loan commitments for our loans receivable held-for-investment as of March 31, 2026, the following table details the portion of unfunded loan commitments and in-place financings to fund our remaining commitments for loans receivable held-for-investment whereby conditions to funding are not currently being met, including loans on non-accrual status, in maturity default, risk rated 5, and/or which are delinquent in accordance with our revenue recognition policy ($ in thousands):

	Unfunded Loan Commitments	In-place Financing Commitments	Net Loan Commitment
Gross total commitment	$204,271	$91,444	$112,827
Non-accrual, maturity default, risk rated 5 and/or delinquent loans	(181,541)	(73,779)	(107,762)
Net loan commitment	$22,730	$17,665	$5,065

Subject to borrowers meeting future funding conditions provided for in our loan agreements, we expect to fund our $5.1 million of net loan commitments over the remaining maximum term of the related loans.

We incur to our Manager, payable in cash, a base management fee and incentive fee (to the extent earned), which are generally paid quarterly, in arrears. The tables above do not include the amounts payable to our Manager under the Management Agreement which are reflected as management fee payable - affiliate on our consolidated balance sheet.

Loan Maturities

The following table summarizes the future scheduled repayments of principal for loans receivable held-for-investment as of March 31, 2026 ($ in thousands):

	Initial Maturity		Fully Extended Maturity
Year	Unpaid Principal Balance(1)	Loan Commitment(1)	Unpaid Principal Balance(1)	Loan Commitment(1)
2026	$1,648,883	$1,718,466	$902,055	$963,956
2027	683,347	708,854	1,174,830	1,208,019
2028	50,000	50,000	305,345	305,345
2029	224,938	224,938	224,938	224,938
2030	-	-	-	-
Thereafter	-	-	-	-
Total	$2,607,168	$2,702,258	$2,607,168	$2,702,258

(1)
Excludes $898.9 million in unpaid principal balance and $1.0 billion in loan commitments of loans receivable held-for-investment that are in maturity default with no available extension options.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash for the three months ended March 31, 2026 and 2025 ($ in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Net cash flows used in operating activities	$(6,478)	$(35,785)
Net cash flows provided by investing activities	400,549	274,795
Net cash flows used in financing activities	(454,412)	(223,638)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(60,341)	$15,372

We experienced a net decrease in cash, cash equivalents, and restricted cash of $60.3 million during the three months ended March 31, 2026, compared to a net increase of $15.4 million during the three months ended March 31, 2025.

During the three months ended March 31, 2026, we received $224.7 million from loan repayments, received $197.5 million of loan sale proceeds, and received $489.1 million of proceeds from borrowings under our financing arrangements, net of payments for deferred financing costs, fees, and equity issuance costs. Additionally, we made $21.2 million of advances on loans and made repayments on financings arrangements of $943.5 million (inclusive of $142.1 million of deleveraging repayments).

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our REIT taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of March 31, 2026, we were in compliance with all REIT requirements.

Off-Balance Sheet Arrangements

As of March 31, 2026, we had no off-balance sheet arrangements aside from those discussed in Note 3 - Loan Portfolio, Note 4 - Equity Method Investment, and Note 14 - Commitments and Contingencies to our consolidated financial statements.

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

To estimate an annual historical loss rate, we obtained historical loss rate data for loans most comparable to our loan portfolio from a commercial mortgage-backed securities database licensed by a third party, Trepp, LLC, which contains historical loss data from the 1990s through March 31, 2026. We believe this CMBS data is the most relevant, available, and comparable data set to our portfolio.

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

Fair values of collateral assets used to determine specific CECL reserves are calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach. Estimates of fair values used to determine specific CECL reserves may include, among others, assumptions of property specific cash flows over estimated holding periods, assumptions of property redevelopment costs, assumptions of leasing activities, discount rates, market and terminal capitalization rates, and, with respect to land, value per buildable square foot. These assumptions are based upon the nature of the properties, recent and projected property cash flows, recent sales and lease comparables, and anticipated real estate and capital market conditions, among other factors which we may deem relevant. Estimates of fair values used to determine specific CECL reserves as of March 31, 2026 include discount rates ranging from 6.0% to 9.5%, market and terminal capitalization rates ranging from 4.72% to 8.25%, and, with respect to the land loan, value per buildable square foot of $140 based on current entitlements.

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

Assets acquired and liabilities assumed generally include land, building, building improvements, tenant improvements, furniture, fixtures and equipment, mortgages payable, and identified intangible assets and liabilities, which generally consists of above or below market lease values, in-place lease values, and other lease-related values. In estimating fair values for allocating the purchase price of our real estate owned, we may utilize various methods, including a market approach, which considers recent sales of similar properties, adjusted for differences in location and state of the physical asset, or a replacement cost approach, which considers the composition of physical assets acquired, adjusted based on industry standard information and the remaining useful life of the acquired property. In estimating fair values of intangible assets acquired or liabilities assumed, we consider the estimated cost of leasing our real estate owned assuming the property was vacant, the value of the current lease agreements relative to market-rate leases, and the estimation of total lease-up time, including lost rents.

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

Fair values of collateral assets used to determine the initial estimated fair value of real estate owned are calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach. Estimates of fair values used to determine real estate owned upon acquisition may include, among others, assumptions of property specific cash flows over estimated holding periods, assumptions of property redevelopment costs, assumptions of leasing activities, discount rates, market and terminal capitalization rates, and, with respect to land, value per buildable square foot. These assumptions are based upon the nature of the properties, recent and projected property cash flows, recent sales and lease comparables, and anticipated real estate and capital market conditions, among other factors which we may deem relevant. Estimates of fair values used to determine real estate owned upon acquisition during the three months ended March 31, 2026 include assumptions of a market capitalization rate of 5.75% and a discount rate of 8.00%.

There were no impairments of our real estate owned held-for-investment assets through March 31, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

In early 2022, the U.S. Federal Reserve began a campaign to combat inflation by increasing interest rates, ultimately resulting in benchmark interest rates increasing by 5.25% by the end of 2023. Although the U.S. Federal Reserve has reduced benchmark interest rates between September 2024 and December 2025, such benchmark rates remain elevated relative to recent historical levels. Additionally, the U.S. Federal Reserve has indicated that further changes in benchmark interest rates are dependent upon changes in prices and employment markets. The timing, direction, and extent of any future adjustment to benchmark interest rates by the U.S. Federal Reserve is uncertain. Elevated benchmark interest rates imposed by the U.S. Federal Reserve may continue to increase our interest expense, negatively impact the ability of our borrowers to service their debt, and reduce the value of the CRE collateral underlying our loans. Conversely, in a period of declining interest rates, the interest income on floating rate investments would decline, while any decline in the interest we are charged on our floating rate debt may not equal or exceed the decrease in interest income and the interest expense we incur. Exclusive of the impact of non-accrual loans, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income.

The following table illustrates as of March 31, 2026 the impact on our net interest income and net interest income per share for loans receivable held-for-investment for the twelve-month period following March 31, 2026, assuming a decrease in SOFR of 50 and 100 basis points and an increase in SOFR of 50 and 100 basis points in the applicable interest rate benchmark (based on SOFR of 3.66% as of March 31, 2026) ($ in thousands, except per share data):

Net Floating		Decrease		Increase
Rate Exposure	Change in	100 Basis Points	50 Basis Points	50 Basis Points	100 Basis Points
$712,167	Net interest income	$8,203	$4,545	$(4,165)	$(8,329)
	Net interest income per share	$0.06	$0.03	$(0.03)	$(0.06)

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

In addition, we are exposed to the risks generally associated with the CRE market, including variances in occupancy rates, capitalization rates, absorption rates and other macroeconomic factors beyond our control, including changes in benchmark interest rates, cost increases associated with construction materials and energy prices, employment conditions, and supply chain and labor market disruptions. We manage these risks through our underwriting, loan structuring, financing structuring, and asset management processes.

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

Each of our repurchase agreements contain “margin maintenance” provisions, which allow the lender to require the delivery of cash or other assets to reduce the financing amount against loans that have been deemed to have experienced a diminution in value. A substantial deterioration in the commercial real estate capital markets, among other things, may negatively impact the value of assets financed with lenders that have margin maintenance provisions in their facilities. Certain of our repurchase agreements permit valuation adjustments solely as a result of collateral-specific credit events, while other repurchase agreements contain provisions also allowing our lenders to make margin calls upon the occurrence of adverse changes in the capital markets or as a result of interest rate or spread fluctuations, subject to minimum thresholds, among other factors. As of March 31, 2026, we have not received any margin calls under any of our repurchase agreements.

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

Our relationships with our lenders subject us to counterparty risks including the risk that a counterparty is unable to fund undrawn credit capacity, particularly if such counterparty enters bankruptcy, among other detrimental effects. We seek to manage this risk by seeking diverse financing sources across counterparties and financing types and generally obtaining financing from high credit quality institutions.

The nature of our loans and other investments also exposes us to the risks our borrowers face, which may result in our borrowers being unable to execute their business plans, and as a result do not make required interest and principal payments on scheduled due dates, as well as the impact of our borrowers’ tenants not making scheduled rent payments when contractually due. Such risks faced by our borrowers may include those discussed herein and may include the interplay thereof and factors beyond the control of our borrowers, including local, regional, national, and global conditions. We manage this risk through a comprehensive credit analysis prior to making an investment and rigorous monitoring of our borrowers’ progress in executing their business plans as well as market conditions that may affect the collateral property, through our asset management process. Each loan is structured with various lender protections that are designed to discourage and deter fraudulent behavior and other bad acts by borrowers, as well as require borrowers to adhere to their stated business plans while the loan is outstanding. Such protections may include, without limitation: cash management accounts, “bad boy” carveout guarantees, completion guarantees, guarantor minimum net worth and liquidity requirements, partial or full recourse to sponsors and/or guarantors, approval rights over major decisions, and performance tests throughout the loan term.

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

Repayment / Extension Risk

Loans are generally expected to be repaid at maturity, unless the borrower repays early or meets contractual conditions to qualify for a maturity extension. The granting of these extensions may cause a loan’s term to extend beyond the term of its related secured financing. Elevated interest rates recently imposed by the U.S. Federal Reserve relative to recent historical levels may lead to an increase in the number of our borrowers who exercise or request additional extension options, or who may become unwilling or unable to make contractual payments when due. Some of our borrowers may experience delays in the execution of their business plans, changes in their capital position and available liquidity, and/or changes in market conditions which may impact the performance of the collateral property, borrower, or sponsor. Accordingly, this may result in the borrower not meeting certain extension conditions such as minimum debt yield, maximum LTV, and/or the ability of the borrower to purchase replacement interest rate caps. Elevated interest rates may also increase the number of our borrowers who may default because, among other things, they may not be able to find replacement financing for our loan. Furthermore, there may be certain instances where, for loans which have been modified, we may not be able to maintain the associated financing on its existing terms. This could have a negative impact on our results of operations, and in some situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

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

Real Estate Risk

The market values of loans secured directly or indirectly by CRE assets and CRE assets themselves are subject to volatility and may be adversely affected by a number of factors, including the interest rate environment; persistent inflation; increases in remote work trends; natural disasters or pandemics; national, regional, local and foreign economic conditions (which may be adversely affected by industry slowdowns, global trade tensions, geopolitical volatility, energy prices, and other factors); changes in government laws, regulations, and actions (such as tax, real estate, environmental and climate, rent control, zoning laws, bank reserve requirements, and changes in monetary policy); supply chain and labor market disruptions; changes in social conditions; changes in employment conditions; regional or local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; changes to construction costs; demographic factors; changes to building or similar codes; and changes in real property tax rates. In addition, decreases in property values reduce the value of the loan collateral and the potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses. We may realize losses related to foreclosures, repayments of our loans at an amount below our carrying value, the sale of our loans, the restructuring of the loans in our investment portfolio on terms that may be more favorable to borrowers than those underwritten at origination, or the sale of real estate owned assets. We seek to manage these risks through our underwriting, loan structuring, financing structuring and asset management processes.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As of March 31, 2026, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

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

Item 1A. Risk Factors.

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K. There have been no material changes to our principal risks that we believe are material to our business, results of operations, and financial condition from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, which is accessible on the SEC’s website at www.sec.gov.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)
None.
(b)
None.
(c)
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description

3.1

Articles of Amendment and Restatement of Claros Mortgage Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated November 5, 2021, filed by the Company, Commission File No. 001-40993)

3.2

Amended and Restated Bylaws of Claros Mortgage Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated January 30, 2026, filed by the Company, Commission File No. 001-40993)

10.1

Amendment No. 1 Amended and Restated Management Agreement, dated as of January 30, 2026, by and between Claros Mortgage Trust, Inc. and Claros REIT Management LP (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated January 30, 2026, filed by the Company, Commission File No. 001-40993)

10.2+

Registration Rights Agreement, dated as of January 30, 2026 by and among Claros Mortgage Trust, Inc. and the investors named therein (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated January 30, 2026, filed by the Company, Commission File No. 001-40993)

10.3

Fourteenth Amendment to Master Repurchase and Securities Contract Agreement and Fifth Amendment to Guaranty dated as of January 30, 2026 by and among Claros Mortgage Trust, Inc., CMTG MS Finance LLC, and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K dated January 30, 2026, filed by the Company, Commission File No. 001-40993)

10.4

Amendment No. 5 to Guarantee Agreement, dated as of January 30, 2026, by and between Claros Mortgage Trust, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K, dated January 30, 2026, filed by the Company, Commission File No. 001-40993)

10.5

Amendment No. 6 to Guarantee Agreement dated as of January 30, 2026, by and between Claros Mortgage Trust, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, dated January 30, 2026, filed by the Company, Commission File No. 001-40993)

10.6

Amendment No. 8 to Amended and Restated Master Repurchase Agreement and Amendment No. 4 to Guarantee Agreement, dated as of January 30, 2026, by and among Claros Mortgage Trust Inc., CMTG JP Finance LLC, and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated January 30, 2026, filed by the Company, Commission File No. 001-40993)

10.7

Amendment No. 2 to Amended and Restated Master Repurchase Agreement dated as of January 30, 2026, by and among CMTG JNP Finance LLC, Claros Mortgage Trust, Inc., and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, dated January 30, 2026, filed by the Company, Commission File No. 001-40993)

10.8+

Term Loan Credit Agreement, dated as of January 30, 2026, by and among Claros Mortgage Trust, Inc., as borrower, HPS Investment Partners, LLC, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated January 30, 2026, filed by the Company, Commission File No. 001-40993)

10.9+

Warrant Agreement, dated as of January 30, 2026, by and among Claros Mortgage Trust, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated January 30, 2026, filed by the Company, Commission File No. 001-40993)

10.10*	Short-Term Extension Letter Agreement by and among Claros Mortgage Trust, Inc., CMTG WF Finance LLC, CMTG WF Finance Holdco LLC and Wells Fargo Bank, National Association, dated as of April 29, 2026

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

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

Claros Mortgage Trust, Inc.

Date: May 6, 2026	By:	/s/ Richard J. Mack
Richard J. Mack
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 6, 2026	By:	/s/ J. Michael McGillis
J. Michael McGillis
Chief Financial Officer, President and Director (Principal Financial and Accounting Officer)