Form 10-Q
period 2026-06-30
Claros Mortgage Trust, Inc.
filed 2026-07-29
CIK 1666291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 28, 2026, the registrant had 141,084,206 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Claros Mortgage Trust, Inc.

Consolidated Balance Sheets

(unaudited, in thousands, except share data)

	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$90,327	$173,186
Restricted cash	11,920	17,599
Loans receivable held-for-investment	3,355,833	4,054,152
Less: current expected credit loss reserve	(565,554)	(438,751)
Loans receivable held-for-investment, net	2,790,279	3,615,401
Loans receivable held-for-sale	69,854	-
Equity method investment	42,115	42,196
Real estate owned held-for-investment, net	647,348	730,005
Real estate owned held-for-sale	75,289	-
Other assets	108,226	143,372
Total assets	$3,835,358	$4,721,759

Liabilities and Equity
Repurchase agreements	$1,536,906	$1,857,614
Term participation facility	329,113	329,452
Notes payable, net	-	177,522
Secured term loan, net	467,693	549,447
Debt related to real estate owned hotel portfolio, net	232,406	230,992
Other liabilities	24,181	37,063
Management fee payable - affiliate	7,077	7,774
Total liabilities	2,597,376	3,189,864

Commitments and Contingencies - Note 14

Equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 141,084,206 and 140,218,764 shares issued and 141,084,206 and 140,218,764 shares outstanding at June 30, 2026 and December 31, 2025, respectively	1,411	1,402
Additional paid-in capital	2,768,687	2,752,884
Accumulated deficit	(1,532,116)	(1,222,391)
Total equity	1,237,982	1,531,895
Total liabilities and equity	$3,835,358	$4,721,759

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Operations

(unaudited, in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue
Interest and related income	$46,251	$108,138	$105,250	$226,176
Less: interest and related expense	46,603	81,995	97,497	171,222
Net interest (expense) income	(352)	26,143	7,753	54,954
Revenue from real estate owned	30,065	25,489	51,479	40,053
Total net revenue	29,713	51,632	59,232	95,007

Expenses
Management fees - affiliate	7,077	8,197	14,424	16,594
General and administrative expenses	4,722	5,036	7,934	9,306
Stock-based compensation expense	1,489	4,762	3,806	9,836
Real estate owned:
Operating expenses	20,550	15,696	38,604	28,611
Interest expense	8,947	8,164	18,123	14,718
Depreciation and amortization	6,144	845	12,543	1,283
Total expenses	48,929	42,700	95,434	80,348

Gain (loss) on sales of real estate owned	341	(1,640)	341	(1,640)
Loss from equity method investment	(43)	(24)	(81)	(61)
Loss on extinguishment of debt	-	-	(5,898)	(547)
Valuation adjustment for real estate owned held-for-sale	(29,623)	(313)	(29,623)	(362)
Provision for current expected credit loss reserve	(208,839)	(189,489)	(240,211)	(230,612)
Recovery of principal charge-offs	1,949	-	1,949	-
Valuation adjustment for loan receivable held-for-sale	-	827	-	(41,767)

Net Loss	$(255,431)	$(181,707)	$(309,725)	$(260,330)

Net Loss per share of common stock:
Basic and diluted	$(1.81)	$(1.30)	$(2.20)	$(1.86)
Weighted average shares of common stock outstanding:
Basic and diluted	141,419,175	140,105,546	140,940,493	139,792,356

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Changes in Equity

(unaudited, in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total Equity
Balance at December 31, 2025	140,218,764	$1,402	$2,752,884	$(1,222,391)	$1,531,895
Stock-based compensation expense	-	-	2,369	-	2,369
Issuance of warrants	-	-	13,500	-	13,500
Equity issuance costs	-	-	(622)	-	(622)
Net loss	-	-	-	(54,294)	(54,294)
Balance at March 31, 2026	140,218,764	$1,402	$2,768,131	$(1,276,685)	$1,492,848
Stock-based compensation expense	865,442	9	1,556	-	1,565
Payments for withholding taxes upon delivery of stock-based awards	-	-	(996)	-	(996)
Equity issuance costs	-	-	(4)	-	(4)
Net loss	-	-	-	(255,431)	(255,431)
Balance at June 30, 2026	141,084,206	$1,411	$2,768,687	$(1,532,116)	$1,237,982

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total Equity
Balance at December 31, 2024	139,362,657	$1,394	$2,740,014	$(733,322)	$2,008,086
Stock-based compensation expense	-	-	5,122	-	5,122
Net loss	-	-	-	(78,623)	(78,623)
Balance at March 31, 2025	139,362,657	$1,394	$2,745,136	$(811,945)	$1,934,585
Stock-based compensation expense	459,344	4	4,810	-	4,814
Payments for withholding taxes upon delivery of stock-based awards	-	-	(662)	-	(662)
Net loss	-	-	-	(181,707)	(181,707)
Balance at June 30, 2025	139,822,001	$1,398	$2,749,284	$(993,652)	$1,757,030

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities
Net Loss	$(309,725)	$(260,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of fees and discounts on loans receivable	(2,736)	(5,705)
Amortization of deferred financing costs on secured financings	11,839	10,774
Amortization of deferred financing costs on debt related to real estate owned hotel portfolio	1,415	882
Amortization of discount on secured term loan	1,412	-
Non-cash stock-based compensation expense	3,934	9,932
Depreciation and amortization on real estate owned, in-place lease values, and deferred leasing costs	12,543	1,283
Amortization of above and below market lease values, net	515	688
Straight-line rent adjustment	(401)	(182)
(Gain) loss on sales of real estate owned	(341)	1,640
Loss from equity method investment	81	61
Loss on extinguishment of debt	5,898	547
Valuation adjustment for real estate owned held-for-sale	29,623	362
Non-cash advances on loans receivable in lieu of interest	(964)	(27,427)
Non-cash advances on secured financings in lieu of interest	-	4,071
Non-cash advances on debt related to real estate owned hotel portfolio	-	1,146
Repayment of non-cash advances on loans receivable in lieu of interest	20,068	17,627
Repayment of non-cash advances on debt related to real estate owned hotel portfolio	-	(1,146)
Provision for current expected credit loss reserve	240,211	230,612
Valuation adjustment for loan receivable held-for-sale	-	41,767
Changes in operating assets and liabilities:
Other assets	(21,090)	(43,297)
Other liabilities	(10,154)	(6,115)
Management fee payable - affiliate	(697)	(18,823)
Net cash used in operating activities	(18,569)	(41,633)

Cash flows from investing activities
Loan originations, acquisitions and advances, net of fees	(29,651)	(62,821)
Advances on loan receivable held-for-sale	-	(12,079)
Repayments of loans receivable	245,541	767,718
Proceeds from sales of loans receivable	190,471	302,452
Extension and exit fees received from loans receivable	341	2,095
Proceeds from sales of real estate owned	46,985	26,851
Capital expenditures on real estate owned	(4,747)	(206)
Capital expenditures on real estate owned held-for-sale	-	(362)
Payment of deferred leasing costs	-	(353)
Cash and restricted cash acquired from foreclosures on real estate owned	3,419	1,237
Payment of transaction costs from foreclosures on real estate owned	(422)	(561)
Net cash provided by investing activities	451,937	1,023,971

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from financing activities
Payments for withholding taxes upon delivery of stock-based awards	(996)	(662)
Proceeds from secured financings	11,660	675,868
Proceeds from secured term loan and issuance of warrants	500,000	-
Proceeds from debt related to real estate owned hotel portfolio	-	235,000
Payment of deferred financing costs	(18,749)	(13,939)
Payment of equity issuance costs	(500)	-
Payment of fees on secured financing	(2,592)	(1,038)
Purchase of interest rate cap	-	(71)
Repayments of secured financings	(454,541)	(1,504,262)
Repayments of secured term loan	(556,188)	(3,814)
Repayments of debt related to real estate owned hotel portfolio	-	(275,000)
Net cash used in financing activities	(521,906)	(887,918)

Net (decrease) increase in cash, cash equivalents and restricted cash	(88,538)	94,420
Cash, cash equivalents and restricted cash, beginning of period	190,785	133,500
Cash, cash equivalents and restricted cash, end of period	$102,247	$227,920

Cash and cash equivalents, end of period	$90,327	$209,204
Restricted cash, end of period	11,920	18,716
Cash, cash equivalents and restricted cash, end of period	$102,247	$227,920

Supplemental disclosure of cash flow information:
Cash paid for interest	$103,332	$177,295

Supplemental disclosure of non-cash investing and financing activities:
Accrued deferred financing costs	$244	$706
Accrued equity issuance costs	$6	$-
Real estate acquired in foreclosure	$58,574	$117,298
Lease intangibles, net acquired in foreclosures on real estate owned	$1,226	$4,902
Working capital acquired in foreclosures on real estate owned	$(3,968)	$(800)
Settlement of loan receivable in foreclosure on real estate owned	$102,011	$146,039
Settlement of loan receivable through assignment to lender	$56,166	$-
Settlement of note payable through assignment to lender	$56,166	$-

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

These unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of our financial position, results of operations and cash flows have been included. Our results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year or any other future period.

We consolidate all entities that are controlled either through majority ownership or voting rights. We also identify entities for which control is achieved through means other than through voting rights (a variable interest entity or “VIE”) using the analysis as set forth in Accounting Standards Codification (“ASC”) 810, Consolidation of Variable Interest Entities, and determine when and which variable interest holder, if any, should consolidate the VIE. We do not have any consolidated variable interest entities as of June 30, 2026 and December 31, 2025. All significant intercompany transactions and balances have been eliminated in consolidation.

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

We regularly evaluate, on a loan-by-loan basis, the extent and impact of any credit deterioration associated with the performance and/or value of the collateral property, the financial and operating capability of the borrower/sponsor, the financial strength of loan guarantors, if any, and the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such analyses are completed and reviewed by asset management personnel and evaluated by senior management on at least a quarterly basis, utilizing various data sources, including, to the extent available, (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections, (iii) sales and financing comparables, (iv) current credit spreads for refinancing and (v) other relevant market data.

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

The WARM method requires us to reference historical loan loss data from a comparable data set and apply such loss rate to each of our loans over their expected remaining duration, taking into consideration expected economic conditions over the forecasted timeframe. Our general CECL reserve reflects our forecast of the current and future macroeconomic conditions that may impact the performance of the commercial real estate assets securing our loans and each borrower’s ultimate ability to repay. These estimates include unemployment rates, price indices for commercial properties, and market liquidity, all of which may influence the likelihood and magnitude of potential credit losses for our loans during their expected remaining duration. Additionally, further adjustments may be made based upon loan positions senior to ours, the risk rating of a loan, whether a loan is a construction loan, timing of the loan’s initial maturity, expected remaining duration of the loan, or the economic conditions specific to the property type of a loan’s collateral property.

To estimate an annual historical loss rate, we obtained historical loss rate data for loans most comparable to our loan portfolio from a commercial mortgage-backed securities database licensed by a third party, Trepp, LLC, which contains historical loss data from the 1990s through June 30, 2026. We believe this CMBS data is the most relevant, available, and comparable data set to our portfolio.

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

Real estate assets held-for-investment are evaluated for indicators of impairment on a quarterly basis. Factors that we may consider in our impairment analysis include, among others: (i) significant underperformance relative to historical or anticipated operating results; (ii) significant negative industry or economic trends; (iii) costs necessary to extend the life or improve the real estate asset; (iv) significant increase in competition; and (v) ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows expected to be generated by the real estate asset over the estimated remaining holding period is less than the carrying amount of such real estate asset. Cash flows include operating cash flows and anticipated capital proceeds generated by the sale of the real estate asset. If the sum of such estimated undiscounted cash flows is less than the carrying amount of the real estate asset, an impairment charge is recorded equal to the excess of the carrying value of the real estate asset over its estimated fair value. When determining the estimated fair value of a real estate asset, we make certain assumptions including consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon our estimate of a capitalization rate and discount rate. There were no impairments of our real estate owned held-for-investment assets through June 30, 2026.

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

Note 3. Loan Portfolio

Loans Receivable

Our loan receivable held-for-investment portfolio as of June 30, 2026 was comprised of the following loans ($ in thousands):

	Number of Loans	Loan Commitment(1)	Unpaid Principal Balance	Carrying Value (2)	Weighted Average Spread(3)	Weighted Average Interest Rate(4)
Loans receivable held-for-investment:
Variable:
Senior loans(5)	24	$3,405,102	$3,230,101	$2,712,534	+ 2.77%	4.68%
	24	3,405,102	3,230,101	2,712,534	+ 2.77%	4.68%
Fixed:
Senior loans(5)	1	$1,527	$1,527	$1,527	N/A	0.00%
Subordinate loans	1	125,000	125,000	124,969	N/A	8.50%
	2	126,527	126,527	126,496		8.40%
Total/Weighted Average	26	$3,531,629	$3,356,628	$2,839,030	N/A	4.82%
General CECL reserve				(48,751)
Loans receivable held-for-investment, net				$2,790,279

(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Net of specific CECL reserves of $516.8 million.
(3)
The weighted average spread is expressed as a spread over the relevant floating benchmark rates. One-month term Secured Overnight Financing Rate (“SOFR”) as of June 30, 2026 was 3.65%. Weighted average is based on unpaid principal balance as of June 30, 2026. For loans placed on non-accrual, the spread used in calculating the weighted average spread is 0%.
(4)
Reflects the weighted average interest rate based on the applicable floating benchmark rate (if applicable), including SOFR floors (if applicable). Weighted average is based on unpaid principal balance as of June 30, 2026 and includes loans on non-accrual status. For loans placed on non-accrual, the interest rate used in calculating the weighted average interest rate is 0%.
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

Activity relating to our loans receivable held-for-investment portfolio for the six months ended June 30, 2026 ($ in thousands):

	Unpaid Principal Balance	Deferred Fees and Discounts	Specific CECL Reserve	Carrying Value (1)
Balance at December 31, 2025	$4,057,357	$(3,204)	$(365,424)	$3,688,729
Advances on existing loans	29,651	-	-	29,651
Non-cash advances in lieu of interest	964	-	-	964
Origination fees, discounts, extension fees and exit fees	-	(341)	-	(341)
Repayments of loans receivable	(245,541)	-	-	(245,541)
Assignment of loan receivable to lender	(71,356)	-	17,784	(53,572)
Repayments of non-cash advances in lieu of interest	(20,068)	-	-	(20,068)
Accretion of fees and discounts	-	2,736	-	2,736
Sales of loans receivable	(220,000)	(326)	29,855	(190,471)
Transfer to real estate owned, held-for-investment (See Note 5)	(62,837)	61	3,522	(59,254)
Transfer to loans receivable held-for-sale	(111,542)	279	41,409	(69,854)
Provision for specific CECL reserve	-	-	(243,949)	(243,949)
Balance at June 30, 2026	$3,356,628	$(795)	$(516,803)	$2,839,030
General CECL reserve				(48,751)
Carrying Value				$2,790,279

(1)
Balance at December 31, 2025 does not include general CECL reserve.

Sales of Loans Receivable

The following table summarizes our loan receivable held-for-sale as of June 30, 2026 and loan receivable sold during the six months ended June 30, 2026 ($ in thousands):

Property Type	Location	Loan Commitment	Unpaid Principal Balance Before Principal Charge-Off	Carrying Value Before Principal Charge-Off and Specific CECL Reserves	Principal Charge-Off	Held-For-Sale Carrying Value (1)	Risk Rating (2)
Office (3)	CA	$123,910	$111,542	$111,263	$(41,409)	$69,854	5
Total held-for-sale, June 30, 2026		$123,910	$111,542	$111,263	$(41,409)	$69,854

Hospitality (4)	CA	$235,000	$220,000	$220,326	$(29,855)	$190,471	4
Total sold, six months ended June 30, 2026 (5)		$235,000	$220,000	$220,326	$(29,855)	$190,471

(1)
For loans sold, amounts reflect net sales proceeds.
(2)
Reflects risk rating of the loan receivable prior to the loan sale or reclassification to held-for-sale.
(3)
In July 2026, this loan was sold for a gross sales price of $70.7 million. Prior to the sale, this loan was on non-accrual status, in maturity default, and had a carrying value net of a specific CECL reserve of $87.9 million.
(4)
In March 2026, this loan was sold for a gross sales price of $197.5 million. Pursuant to the terms of the sale, a reconciliation of the collateral asset’s working capital was completed in May 2026, resulting in a $6.75 million purchase price adjustment. Such amount is included within the principal charge-off.
(5)
For each loan receivable sold, the financial asset was legally isolated, control of the financial asset was transferred to the transferee, the transfer imposed no condition that would constrain the transferee from pledging the financial asset received, and we have no continuing involvement with the transferred financial asset. As such, we have determined each transaction constituted a sale.

During the year ended December 31, 2023, we sold a senior loan collateralized by a portfolio of multifamily properties located in San Francisco, CA. We obtained a true-sale-at-law opinion and determined the transaction constituted a sale. Concurrent with the sale, our TRS, as defined in Note 13 - Income Taxes, entered into an agreement with the transferee which provides for a share of cash flows upon the transferee achieving certain financial metrics. In May 2026, the transferee achieved the necessary financial metrics, and under the terms of such agreement, our TRS received $1.9 million which is included within recovery of principal charge-offs on our consolidated statement of operations for the three months ended June 30, 2026. As of June 30, 2026, we have not recognized any further value to this interest on our consolidated financial statements. See Note 13 - Income Taxes for further detail of our TRS.

Loan Modifications

In June 2026, we agreed to a discounted payoff of a multifamily loan receivable with a then unpaid principal balance of $75.6 million at a discounted payoff amount of $70.0 million, contingent on the borrower meeting prescribed conditions within a certain timeframe. Subsequently and prior to quarter end, we received a $0.7 million paydown bringing the remaining discounted payoff amount to $69.3 million. As of June 30, 2026 and in anticipation of the borrower meeting the prescribed conditions subsequent thereto, we reflected this loan as risk rated 5 and have recognized a specific CECL reserve in an amount which reduces the carrying value net of the specific CECL reserve to the remaining discounted payoff amount plus $0.8 million of reserves held by the loan servicer and received by us upon repayment. In July 2026, this loan was repaid in accordance with the terms of the agreement. This loan remained on accrual status through repayment as the borrower continued to perform in accordance with the terms of the agreement.

Concentration of Risk

The following table presents our loans receivable held-for-investment by loan type, as well as property type and geographic location of the properties collateralizing these loans as of June 30, 2026 and December 31, 2025 ($ in thousands):

	June 30, 2026		December 31, 2025
Loan Type	Carrying Value (1)	Percentage	Carrying Value (2)	Percentage
Senior loans (3)	$2,714,061	96%	$3,563,790	97%
Subordinate loans	124,969	4%	124,939	3%
	$2,839,030	100%	$3,688,729	100%
General CECL reserve	(48,751)		(73,328)
	$2,790,279		$3,615,401

Property Type	Carrying Value (1)	Percentage	Carrying Value (2)	Percentage
Multifamily	$1,220,613	44%	$1,603,610	44%
Hospitality	581,068	21%	806,913	22%
Office	411,469	14%	589,152	16%
Mixed-Use (4)	320,868	11%	312,467	8%
Retail	152,040	5%	151,535	4%
Land	120,100	4%	187,100	5%
Other	32,872	1%	37,952	1%
	$2,839,030	100%	$3,688,729	100%
General CECL reserve	(48,751)		(73,328)
	$2,790,279		$3,615,401

Geographic Location	Carrying Value (1)	Percentage	Carrying Value (2)	Percentage
United States
West	$915,094	32%	$1,583,143	43%
Northeast	674,758	24%	744,852	20%
Midwest	415,458	15%	418,503	11%
Southeast	369,996	13%	378,169	10%
Mid Atlantic	249,952	9%	249,775	7%
Southwest	180,900	6%	276,335	8%
Other	32,872	1%	37,952	1%
	$2,839,030	100%	$3,688,729	100%
General CECL reserve	(48,751)		(73,328)
	$2,790,279		$3,615,401

(1)
Net of specific CECL reserves of $516.8 million at June 30, 2026.
(2)
Net of specific CECL reserves of $365.4 million at December 31, 2025.
(3)
Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans and pari passu participations in senior mortgage loans.
(4)
At June 30, 2026, mixed-use consists of 3% office, 3% life science, 2% hospitality, 2% multifamily, and 1% retail. At December 31, 2025, mixed-use consists of 2% office, 2% life science, 2% hospitality, 1% multifamily, and 1% retail.

Interest Income and Accretion

The following table summarizes our interest and accretion income from our loan portfolio and interest on cash balances for the three and six months ended June 30, 2026 and 2025, respectively ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Coupon interest	$44,396	$103,399	$100,563	$217,876
Accretion of fees and discounts	1,076	2,908	2,736	5,705
Interest on cash, cash equivalents, and other income	779	1,831	1,951	2,595
Total interest and related income (1)	$46,251	$108,138	$105,250	$226,176

(1)
For the three months ended June 30, 2026 and 2025, we recognized $0.0 million and $0.1 million, respectively, of default interest, late fees, pre-payment penalties, and/or accelerated fees following repayments prior to maturity. For the six months ended June 30, 2026 and 2025, we recognized $0.5 million and $0.1 million, respectively, of default interest, late fees, pre-payment penalties, and/or accelerated fees following repayments prior to maturity.

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

The following tables allocate the principal balance and carrying value of our loans receivable held-for-investment based on our internal risk ratings as of June 30, 2026 and December 31, 2025 ($ in thousands):

June 30, 2026
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value (1)	% of Total of Carrying Value
1	-	$-	$-	0%
2	1	130,000	129,852	5%
3	13	1,531,116	1,531,787	53%
4	1	78,500	78,500	3%
5	11	1,617,012	1,098,891	39%
	26	$3,356,628	$2,839,030	100%
General CECL reserve			(48,751)
			$2,790,279

(1)
Net of specific CECL reserves of $516.8 million.

December 31, 2025
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value (1)	% of Total of Carrying Value
1	-	$-	$-	0%
2	2	303,779	302,914	8%
3	15	1,732,088	1,731,270	47%
4	5	613,714	613,652	17%
5	11	1,407,776	1,040,893	28%
	33	$4,057,357	$3,688,729	100%
General CECL reserve			(73,328)
			$3,615,401

(1)
Net of specific CECL reserves of $365.4 million.

As of June 30, 2026 and December 31, 2025, the average risk rating of our loans receivable held-for-investment portfolio was 3.8 and 3.6, respectively, weighted by carrying value net of specific CECL reserves.

The following table presents the carrying value and significant characteristics of our loans receivable held-for-investment on non-accrual status as of June 30, 2026 ($ in thousands):

Property Type	Location	Risk Rating	Unpaid Principal Balance	Carrying Value Before Specific CECL Reserve	Specific CECL Reserve	Net Carrying Value	Interest Recognition Method / as of Date
Multifamily	CA	5	$402,341	$402,223	$(152,223)	$250,000	Cash Basis/ 6/30/2025
Office	GA	5	229,823	229,823	(39,023)	190,800	Cost Recovery/ 12/31/2025
Multifamily	CO	5	170,000	170,000	(81,100)	88,900	Cash Basis/ 9/30/2025
Land	VA	5	159,905	159,905	(39,805)	120,100	Cost Recovery/ 1/1/2023
Multifamily	AZ	5	155,000	155,000	(54,100)	100,900	Cash Basis/ 3/31/2026
Multifamily	TX	5	139,975	139,460	(49,460)	90,000	Cash Basis/ 7/1/2024
Multifamily	TX	5	126,535	126,535	(35,635)	90,900	Cash Basis/ 6/30/2026
Office	CA	5	90,414	90,027	(18,927)	71,100	Cost Recovery/ 9/1/2023
Office	GA	5	66,642	66,244	(41,644)	24,600	Cost Recovery/ 9/1/2023
Other (1)	Other	5	1,527	1,527	-	1,527	Cost Recovery/ 7/1/2020
Total non-accrual (2)			$1,542,162	$1,540,744	$(511,917)	$1,028,827

(1)
Amounts deemed uncollectible have been charged-off as of June 30, 2026.
(2)
Amount excludes one risk rated 5 loan with an unpaid principal balance of $74.9 million and a carrying value net of specific CECL reserves of $70.1 million that remained on accrual status through repayment in July 2026 as the borrower continued to perform in accordance with the terms of the discounted payoff agreement.

As of June 30, 2026, loans receivable classified as non-accrual represented 36.2% of our total loans receivable held-for-investment, based on carrying value net of specific CECL reserves. During the six months ended June 30, 2026, we (i) recognized $3.0 million of interest income on a cash basis upon the repayment of a non-accrual loan in January 2026, (ii) received $4.1 million of cost recovery proceeds for loans on non-accrual status which reduced such loan’s unpaid principal balance, and (iii) received $3.9 million of proceeds for loans on non-accrual status which were applied against past due interest and reduced the related CECL reserves. Further, the above table excludes one loan with an aggregate carrying value of $78.5 million that is in maturity default but remains on accrual status as interest is deemed collectible based on the collateral property’s value.

The following table presents the carrying value and significant characteristics of our loans receivable held-for-investment on non-accrual status as of December 31, 2025 ($ in thousands):

Property Type	Location	Risk Rating	Unpaid Principal Balance	Carrying Value Before Specific CECL Reserve	Specific CECL Reserve	Net Carrying Value	Interest Recognition Method / as of Date
Multifamily	CA	5	$402,341	$402,223	$(102,223)	$300,000	Cash Basis/ 6/30/2025
Office	GA	5	225,497	225,497	(34,697)	190,800	Cost Recovery/ 12/31/2025
Multifamily	CO	5	170,000	170,000	(72,000)	98,000	Cash Basis/ 9/30/2025
Land	VA	5	157,129	157,129	(37,029)	120,100	Cost Recovery/ 1/1/2023
Multifamily	TX	5	137,696	137,181	(47,181)	90,000	Cash Basis/ 7/1/2024
Office (1)	CA	5	111,542	111,263	(23,363)	87,900	Cost Recovery/ 4/1/2023
Office	GA	5	67,892	67,494	(28,294)	39,200	Cost Recovery/ 9/1/2023
Multifamily (2)(3)	TX	5	37,400	37,400	-	37,400	Cash Basis/ 6/30/2025
Multifamily (4)	TX	5	25,373	25,312	(2,912)	22,400	Cash Basis/ 7/1/2024
Other (3)	Other	5	1,607	1,607	-	1,607	Cost Recovery/ 7/1/2020
Total risk rated 5 loans (5)			1,336,477	1,335,106	(347,699)	987,407
Office	CA	4	93,214	92,827	-	92,827	Cost Recovery/ 9/1/2023
Land (6)	NY	4	67,000	67,000	-	67,000	Cash Basis/ 11/1/2021
Total risk rated 4 loans			160,214	159,827	-	159,827
Total non-accrual			$1,496,691	$1,494,933	$(347,699)	$1,147,234

(1)
As of June 30, 2026, this loan was reclassified to held-for-sale and was subsequently sold in July 2026.
(2)
In January 2026, we acquired legal title to the collateral property through a mortgage foreclosure. In anticipation of such foreclosure, we recognized a principal charge-off of $39.1 million as of December 31, 2025.
(3)
Amounts deemed uncollectible have been charged-off as of December 31, 2025.
(4)
In May 2026, we acquired legal title to the collateral property through a mortgage foreclosure.
(5)
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
(6)
In January 2026, this loan was repaid in full. During the year ended December 31, 2025, we recognized $3.0 million of interest income on a cash basis from this loan, which is included in the $6.0 million of interest income recognized on a cash basis as discussed below for the year ended December 31, 2025. Upon repayment in January 2026, we recognized an additional $3.0 million of interest income on a cash basis from this loan, which is included in cash basis interest income discussed above for the six months ended June 30, 2026.

As of December 31, 2025, loans receivable classified as non-accrual represented 31.1% of our total loans receivable held-for-investment, based on carrying value net of specific CECL reserves. During the year ended December 31, 2025, we (i) recognized $6.0 million of interest income on a cash basis for loans on non-accrual status, (ii) received $13.6 million of cost recovery proceeds for loans on non-accrual status which reduced such loan’s unpaid principal balance, and (iii) received $2.6 million of proceeds for loans on non-accrual status which were applied against past due interest and reduced the related CECL reserve. Further, the above table excludes three loans with an aggregate carrying value of $453.8 million that are in maturity default but remain on accrual status as the borrower is current on interest payments and/or interest is deemed collectible based on the collateral property’s value.

Current Expected Credit Losses

The current expected credit loss reserve required under GAAP reflects our current estimate of potential credit losses related to our loan commitments. See Note 2 for further detail of our current expected credit loss reserve methodology.

The following table illustrates the changes in the current expected credit loss reserve for our loans receivable held-for-investment for the six months ended June 30, 2026 and 2025, respectively ($ in thousands):

		General CECL Reserve
	Specific CECL Reserve	Loans Receivable Held-for- Investment	Unfunded Loan Commitments(2)	Total General CECL Reserve	Accrued Interest Receivable(1)	Total CECL Reserve
Total reserve, December 31, 2024	$120,920	$122,110	$5,546	$127,656	$17,794	$266,370
Provision (reversal)	41,458	(3,975)	100	(3,875)	3,540	41,123
Charge-offs	(43,113)	-	-	-	(3,540)	(46,653)
Total reserve, March 31, 2025	$119,265	$118,135	$5,646	$123,781	$17,794	$260,840
Provision	143,121	14,460	958	15,418	30,950	189,489
Charge-offs	(68,909)	-	-	-	(2,915)	(71,824)
Total reserve, June 30, 2025	$193,477	$132,595	$6,604	$139,199	$45,829	$378,505

Total reserve, December 31, 2025	$365,424	$73,328	$4,340	$77,668	$26,782	$469,874
Provision (reversal)	32,368	(25,710)	(1,864)	(27,574)	26,578	31,372
Charge-offs	(48,977)	-	-	-	(12,884)	(61,861)
Total reserve, March 31, 2026	$348,815	$47,618	$2,476	$50,094	$40,476	$439,385
Provision (reversal)	211,581	1,133	(642)	491	(3,233)	208,839
Charge-offs	(43,593)	-	-	-	(390)	(43,983)
Total reserve, June 30, 2026	$516,803	$48,751	$1,834	$50,585	$36,853	$604,241

(1)
CECL reserves for accrued interest receivable are included in other assets on our consolidated balance sheets.
(2)
CECL reserve for unfunded commitments is included in other liabilities on our consolidated balance sheets.

The following table illustrates our specific and general CECL reserves as a percentage of total unpaid principal balance of loans receivable held-for-investment as of June 30, 2026, December 31, 2025, June 30, 2025, and December 31, 2024:

	Specific CECL Reserve (1)	General CECL Reserve (2)	Total CECL Reserve (3)
Reserve at December 31, 2024	18.2%	2.3%	4.0%
Reserve at June 30, 2025	12.9%	3.8%	6.4%
Reserve at December 31, 2025	26.0%	2.9%	10.9%
Reserve at June 30, 2026	32.0%	2.9%	16.9%

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

During the six months ended June 30, 2026, we recorded a provision for current expected credit losses of $240.2 million, which consisted of $243.9 million of additional provision for our specific CECL reserves and $23.3 million of additional provision for our CECL reserves on accrued interest receivable, offset in part by a $27.1 million reversal of our general CECL reserves. The additional provision for our specific CECL reserves is primarily attributable to specific reserves determined on loans now classified as risk rated 5, changes to collateral values, protective advances made on certain loans, and a specific reserve determined on a loan that was sold and had not previously been classified as held-for-sale. The additional provision for our CECL reserves on accrued interest receivable is attributable to reserving against outstanding interest due to us upon loans being placed on non-accrual status during the six months ended June 30, 2026, offset in part by a reduction in reserves upon the receipt of past due interest. The reversal of our general CECL reserves is primarily attributable to a reduction in the size of our loan portfolio subject to determination of the general CECL reserve, seasoning of our loan portfolio, and changes in the historical loss rate of the analogous data set, offset in part by changes in expected remaining duration within our loan portfolio. During the six months ended June 30, 2026, we recognized principal and exit fee charge-offs of $92.6 million, which reduced our specific CECL reserves, and recognized charge-offs of accrued interest receivable of $13.3 million, which reduced reserves on such amounts. As of June 30, 2026, our total current expected credit loss reserve was $604.2 million.

During the six months ended June 30, 2025, we recorded a provision for current expected credit losses of $230.6 million, which consisted of $11.5 million of additional provision for our general CECL reserves, $184.6 million of additional provision for our specific CECL reserves, and $34.5 million of additional provision for our CECL reserves on accrued interest receivable. The additional provision for our general CECL reserves was primarily attributable to changes in the historical loss rate of the analogous data set and changes in risk ratings, non-accrual status, and expected remaining duration within our loan portfolio, offset in part by the seasoning of our loan portfolio and a reduction in the size of our loan portfolio subject to determination of the general CECL reserve. The additional provision for our specific CECL reserves was primarily attributable to specific reserves determined on loans then newly classified as risk rated 5, changes to collateral values, and protective advances made. The additional provision for our CECL reserves on accrued interest receivable was attributable to reserving against interest income previously recognized on loans placed on non-accrual status during such period. During the six months ended June 30, 2025, we recognized principal charge-offs of $112.0 million, which reduced our specific CECL reserves. As of June 30, 2025, our total current expected credit loss reserve was $378.5 million.

Specific CECL Reserves

In certain circumstances, we may determine that a borrower is experiencing financial difficulty, and, if the repayment of the loan’s principal is collateral dependent, the loan is no longer suited for the WARM method. In these instances, there have been diminutions in the fair value and performance of the collateral property primarily as a result of reduced tenant and/or capital markets demand for such property types in the markets in which these assets and borrowers operate. For such loans, we seek resolutions through a variety of means including, but not limited to, foreclosures on the collateral asset, sales of our loan receivable, and discounted loan payoffs. If we anticipate assuming legal title and/or physical possession of the collateral property and the fair value of the collateral asset is determined to be below the carrying value of our loan, we may recognize a specific CECL reserve. Furthermore, in certain circumstances, we may recognize a specific CECL reserve based upon anticipated proceeds from the disposition of our loan. The following table presents a summary of our risk rated 5 loans receivable held-for-investment as of June 30, 2026 ($ in thousands):

Property Type	Location	Unpaid Principal Balance	Carrying Value Before Specific CECL Reserve	Specific CECL Reserve	Net Carrying Value
Multifamily	CA	$402,341	$402,223	$(152,223)	$250,000
Multifamily	CO	170,000	170,000	(81,100)	88,900
Multifamily	AZ	155,000	155,000	(54,100)	100,900
Multifamily	TX	139,975	139,460	(49,460)	90,000
Multifamily	TX	126,535	126,535	(35,635)	90,900
Multifamily (1)	UT	74,850	74,950	(4,886)	70,064
Total Multifamily		1,068,701	1,068,168	(377,404)	690,764
Land	VA	159,905	159,905	(39,805)	120,100
Total Land		159,905	159,905	(39,805)	120,100
Office	GA	229,823	229,823	(39,023)	190,800
Office	CA	90,414	90,027	(18,927)	71,100
Office	GA	66,642	66,244	(41,644)	24,600
Total Office		386,879	386,094	(99,594)	286,500
Other (2)	Other	1,527	1,527	-	1,527
Total Other		1,527	1,527	-	1,527
Total		$1,617,012	$1,615,694	$(516,803)	$1,098,891

(1)
In July 2026, this loan was repaid in accordance with the terms of the discounted payoff agreement with the borrower.
(2)
Amounts deemed uncollectible have been charged-off as of June 30, 2026.

Fair values of collateral assets used to determine specific CECL reserves are calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach. Estimates of fair values used to determine specific CECL reserves may include, among others, assumptions of property specific cash flows over estimated holding periods, assumptions of property redevelopment costs, assumptions of leasing activities, discount rates, market and terminal capitalization rates, and, with respect to land, value per buildable square foot. These assumptions are based upon the nature of the properties, recent and projected property cash flows, recent sales and lease comparables, and anticipated real estate and capital market conditions, among other factors which we may deem relevant. Estimates of fair values used to determine specific CECL reserves as of June 30, 2026 include discount rates ranging from 6.0% to 20.0%, market and terminal capitalization rates ranging from 4.72% to 8.75%, and, with respect to the land loan, value per buildable square foot of $140 based on current entitlements.

Our primary credit quality indicator is our internal risk rating, which is further discussed above. The following table presents the carrying value of our loans receivable held-for-investment as of June 30, 2026 by year of origination and risk rating, and principal charge-offs and recovery of principal charge-offs recognized during the six months ended June 30, 2026 ($ in thousands):

			Carrying Value by Origination Year as of June 30, 2026
Risk Rating	Number of Loans	Carrying Value (1)	2026	2025	2024 (2)	2023	2022	2021	2020 and Prior
1	-	$-	$-	$-	$-	$-	$-	$-	$-
2	1	129,852	-	-	-	-	-	129,852	-
3	13	1,531,787	-	-	102,040	-	699,005	324,778	405,964
4	1	78,500	-	-	-	-	78,500	-	-
5	11	1,098,891	-	-	-	-	440,764	345,700	312,427
	26	$2,839,030	$-	$-	$102,040	$-	$1,218,269	$800,330	$718,391
Principal Charge-offs (3)			$-	$-	$-	$-	$50,314	$847	$41,409
Recovery of principal charge-offs (4)			$-	$-	$-	$-	$-	$-	$(1,949)

(1)
Net of specific CECL reserves of $516.8 million.
(2)
Reflects a loan receivable acquired in connection with a full loan repayment in 2024.
(3)
Principal charge-offs pertain to loans receivable previously included in our loan receivable held-for-investment portfolio and were resolved or reclassified to held-for-sale during the six months ended June 30, 2026.
(4)
During the six months ended June 30, 2026, we received $1.9 million of proceeds related to a loan receivable originated in 2019 and subsequently sold in 2023. Such amount is included in recovery of principal charge-offs on our consolidated statement of operations.

The following table details overall statistics for our loans receivable held-for-investment:

	June 30, 2026	December 31, 2025
Weighted average yield to maturity(1)	5.8%	6.2%
Weighted average term to initial maturity	0.4 years	0.5 years
Weighted average term to fully extended maturity(2)	0.7 years	1.1 years

(1)
Represents the weighted average annualized yield to initial maturity of each loan, inclusive of coupon and contractual fees, based on the applicable floating benchmark rate/floors (if applicable), in place as of June 30, 2026 and December 31, 2025. For loans placed on non-accrual, the annualized yield to initial maturity used in calculating the weighted average annualized yield to initial maturity is 0%.
(2)
Term to fully extended maturity is determined based on the maximum maturity of each of the corresponding loans, assuming all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.

Note 4. Equity Method Investment

As of June 30, 2026 and December 31, 2025, we hold a 51% interest in CMTG/TT Mortgage REIT LLC (“CMTG/TT”). We are not deemed to be the primary beneficiary of CMTG/TT in accordance with ASC 810, therefore we do not consolidate this joint venture. During its active investment period, CMTG/TT originated loans collateralized by institutional quality commercial real estate. As of June 30, 2026, the sole remaining loan held by CMTG/TT had a carrying value of $83.2 million and was placed on non-accrual status effective April 1, 2023. As of June 30, 2026, the carrying value of our 51% equity interest in CMTG/TT approximated $42.1 million.

The following tables present CMTG/TT’s consolidated balance sheets as of June 30, 2026 and December 31, 2025 ($ in thousands):

	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$8	$16
Loans receivable held-for-investment	83,167	83,167
Other assets	3	7
Total assets	$83,178	$83,190

Liabilities and Members' Capital
Other liabilities	$599	$452
Total liabilities	599	452

Members' capital	82,579	82,738
Total capital	82,579	82,738
Total liabilities and members' capital	$83,178	$83,190

The following tables present CMTG/TT’s consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue
Interest and related income	$-	$-	$-	$-
Total revenue	-	-	-	-

Expenses
Management fees - affiliate	52	52	104	104
General and administrative expenses	32	(5)	55	16
Total expenses	84	47	159	120

Net loss	$(84)	$(47)	$(159)	$(120)

At each reporting period, we assess whether there are any indicators of other-than-temporary impairment of our equity investment. There were no other than temporary impairments of our equity method investment through June 30, 2026.

Note 5. Real Estate Owned

The following table presents additional detail related to our real estate owned held-for-investment, net, as of June 30, 2026 and December 31, 2025 ($ in thousands):

	June 30, 2026	December 31, 2025
Land	$231,971	$296,373
Building, building improvements, and site improvements	421,453	431,905
Tenant improvements	-	2,318
Furniture, fixtures and equipment	6,373	6,140
Real estate owned held-for-investment	659,797	736,736
Less: accumulated depreciation	(12,449)	(6,731)
Real estate owned held-for-investment, net	$647,348	$730,005

Depreciation expense related to our real estate owned held-for-investment assets for the three months ended June 30, 2026 and 2025 was $4.4 million and $0.4 million, respectively. Depreciation expense related to our real estate owned held-for-investment assets for the six months ended June 30, 2026 and 2025 was $8.7 million and $0.6 million, respectively. At each reporting period, we assess whether there are any indicators of impairment of our real estate owned held-for-investment assets. There were no impairments of our real estate owned held-for-investment assets through June 30, 2026.

The following table presents detail related to changes in our real estate owned held-for-investment, net, during the six months ended June 30, 2026 ($ in thousands):

	Gross Cost	Accumulated Depreciation	Real Estate Owned Held-for-Investment, Net
Total, December 31, 2025	$736,736	$(6,731)	$730,005
Foreclosure of multifamily property including capitalized transaction costs	59,118	-	59,118
Capital expenditures	4,747	-	4,747
Sale of multifamily property	(47,502)	883	(46,619)
Transfer to real estate owned held-for-sale	(93,302)	2,135	(91,167)
Depreciation expense	-	(8,736)	(8,736)
Total, June 30, 2026	$659,797	$(12,449)	$647,348

The following table presents additional detail related to the revenues and operating expenses of our real estate owned assets ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue
Hotel portfolio	$22,419	$22,925	$35,783	$35,615
Mixed-use property fixed rents	1,312	2,008	2,618	4,095
Mixed-use property variable rents	111	92	281	208
Mixed-use property amortization of above and below market leases, net	(294)	(334)	(589)	(688)
Mixed-use property straight-line rent adjustment	200	157	401	182
Multifamily properties fixed rents	4,951	536	10,098	536
Multifamily properties variable rents	1,329	105	2,813	105
Multifamily property amortization of below market leases, net	37	-	74	-
Total revenue from real estate owned	$30,065	$25,489	$51,479	$40,053

Operating expenses
Hotel portfolio	$13,465	$13,906	$25,298	$25,310
Mixed-use property	518	1,331	969	2,842
Multifamily properties	6,391	459	11,994	459
Land	176	-	343
Total operating expenses from real estate owned	$20,550	$15,696	$38,604	$28,611

Interest expense
Hotel portfolio	$4,758	$7,631	$9,495	$14,185
Multifamily properties (1)	4,189	533	8,628	533
Total interest expense from real estate owned (2)	$8,947	$8,164	$18,123	$14,718

(1)
Such assets are pledged to certain of our repurchase agreements and, accordingly, excludes any allocation of amortization of deferred financing costs related to such repurchase agreement.
(2)
During the three and six months ended June 30, 2026 and 2025, our mixed-use and land real estate owned assets were unlevered.

Sales of Real Estate Owned

In May 2026, we sold one of our multifamily real estate owned assets located in Dallas, TX to an unaffiliated purchaser for a gross sales price of $48.0 million relative to our carrying value (inclusive of lease intangibles) just prior to the sale of $46.7 million. The transaction resulted in a gain on sale of $0.3 million and proceeds, net of transaction costs, prorations, and credits of $47.0 million. The property previously served as partial collateral for a loan receivable and we foreclosed on the collateral property in July 2025.

Real Estate Owned Held-For-Sale

As of June 30, 2026, we determined that our mixed-use real estate owned asset met the held-for-sale criteria. As a result, we reclassified this asset to real estate owned held-for-sale on our consolidated balance sheet and recognized a $27.8 million loss through our valuation adjustment for real estate owned held-for-sale based upon an anticipated sales price, less estimated costs to sell, and the carrying value of the asset (including related net lease intangible assets and deferred leasing costs) prior to reclassification. We have determined this anticipated sale does not reflect a strategic shift and therefore does not qualify for presentation as a discontinued operation.

As of June 30, 2026, we determined that one of our multifamily real estate owned assets met the held-for-sale criteria. As a result, we reclassified this asset to real estate owned held-for-sale on our consolidated balance sheet and recognized a $1.8 million loss through our valuation adjustment for real estate owned held-for-sale based upon an anticipated sales price, less estimated costs to sell, and the carrying value of the asset (including related lease intangible assets) prior to reclassification. We have determined this anticipated sale does not reflect a strategic shift and therefore does not qualify for presentation as a discontinued operation. In July 2026, we entered into a binding agreement to sell this multifamily real estate owned asset to an unaffiliated purchaser for a gross sales price of $22.5 million.

Multifamily Property Foreclosures

In January 2026, we acquired legal title to a multifamily property located in Dallas, TX through a mortgage foreclosure. Prior to such date, the multifamily property represented the collateral for a senior loan with an unpaid principal balance prior to principal charge-off of $76.6 million. As of December 31, 2025 and in anticipation of the mortgage foreclosure, we recognized a principal charge-off of $39.1 million based upon the multifamily property’s $37.4 million estimated fair value as determined by a third-party appraisal. During the six months ended June 30, 2026, we recognized an additional principal charge-off of $0.8 million upon the assumption of net working capital. In connection with the mortgage foreclosure, we incurred $0.3 million of transaction costs. As of June 30, 2026, the multifamily property appears as part of real estate owned held-for-investment, net and related lease intangibles appear within other assets on our consolidated balance sheets.

In May 2026, we acquired legal title to a multifamily property located in Dallas, TX through a mortgage foreclosure. Prior to such date, the multifamily property represented the collateral for a senior loan with an unpaid principal balance prior to principal charge-off of $25.4 million. Upon foreclosure, we recognized principal and accrued interest receivable charge-offs of $2.7 million and $0.4 million, respectively, based upon the multifamily property’s $22.4 million estimated fair value as determined by a third-party appraisal and the assumption of net working capital. In connection with the mortgage foreclosure, we incurred $0.2 million of transaction costs. As of June 30, 2026, the multifamily property appears as part of real estate owned held-for-investment, net and related lease intangibles appear within other assets on our consolidated balance sheets.

Fair values of collateral assets used to determine the initial estimated fair value of real estate owned are calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach. Estimates of fair values used to determine real estate owned upon acquisition may include, among others, assumptions of property specific cash flows over estimated holding periods, assumptions of property redevelopment costs, assumptions of leasing activities, discount rates, market and terminal capitalization rates, and, with respect to land, value per buildable square foot. These assumptions are based upon the nature of the properties, recent and projected property cash flows, recent sales and lease comparables, and anticipated real estate and capital market conditions, among other factors which we may deem relevant. Estimates of fair values used to determine real estate owned upon acquisition during the six months ended June 30, 2026 include assumptions of a market capitalization rate ranging from 5.00% to 5.75% and a discount rate of 8.00%.

In accordance with ASC 805, we allocated the fair value of assets acquired and liabilities assumed, if any, in connection with the above mentioned mortgage foreclosure as follows ($ in thousands):

	Dallas, TX	Dallas, TX	Total
Land	$5,549	$3,772	$9,321
Building	28,632	16,040	44,672
Site improvements	1,471	1,733	3,204
Furniture, fixtures and equipment	852	525	1,377
In-place lease values (1)	896	330	1,226
Total	$37,400	$22,400	$59,800

(1)
Included within other assets on our consolidated balance sheets.

The following table presents additional detail of the assets acquired and liabilities assumed in connection with the above mentioned mortgage foreclosure ($ in thousands):

Assets	Dallas, TX	Dallas, TX	Total
Cash	$261	$109	$370
Restricted cash	1,672	1,377	3,049
Real estate owned	36,504	22,070	58,574
In-place lease values (1)	896	330	1,226
Other assets	359	160	519
Total assets	39,692	24,046	63,738

Liabilities
Other liabilities	$3,138	$1,349	$4,487
Total liabilities	3,138	1,349	4,487

Equity	36,554	22,697	59,251
Carrying value of loan prior to charge-offs (2)	(76,453)	(25,372)	(101,825)
Accrued interest receivable	-	(390)	(390)
Charge-off	$(39,899)	$(3,065)	$(42,964)

(1)
Included within other assets on our consolidated balance sheets.
(2)
Represents carrying value of each loan prior to specific CECL reserves and principal charge-offs recognized in connection with the mortgage foreclosures. Total amount is net of $0.2 million of unamortized fees.

Leases

We have non-cancelable operating leases for space in our mixed-use and multifamily properties. These leases provide for fixed rent payments, which we recognize on a straight-line basis, and variable rent payments, including reimbursement of certain operating expenses and miscellaneous fees, which we recognize when earned. As of June 30, 2026, the future minimum fixed rents under our non-cancellable leases for each of the next five years and thereafter are as follows ($ in thousands):

Year	Amount
2026(1)	$2,800
2027	5,634
2028	5,742
2029	6,472
2030	6,522
Thereafter	29,894
Total	$57,064

(1)
Contractual lease payments due for the remaining six months of 2026.

Lease Intangibles

As of June 30, 2026 and December 31, 2025, our lease intangibles are comprised of the following ($ in thousands):

Intangible	June 30, 2026	December 31, 2025
In-place, above market, and other lease values	$7,455	$28,383
Less: accumulated amortization	(6,137)	(8,632)
In-place, above market, and other lease values, net (1)	$1,318	$19,751

Below market lease values	$(403)	$(4,612)
Less: accumulated amortization	149	1,016
Below market lease values, net (2)	$(254)	$(3,596)

(1)
Included within other assets on our consolidated balance sheets.
(2)
Included within other liabilities on our consolidated balance sheets.

Amortization of our lease intangibles for the three and six months ended June 30, 2026 and 2025 is as follows ($ in thousands):

	Three Months Ended		Six Months Ended
Intangible	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
In-place and other lease values (1)	$1,735	$440	$3,781	$640
Above market lease values (2)	(389)	(428)	(779)	(876)
Below market lease values (2)	132	94	264	188

(1)
Amortization of in-place and other lease values is recognized in depreciation and amortization expense on our consolidated statements of operations.
(2)
Amortization of above and below market lease values, net is recognized in revenue from real estate owned on our consolidated statements of operations.

As of June 30, 2026, the estimated amortization of our lease intangibles related to real estate owned held-for-investment is approximately as follows ($ in thousands):

	In-place and Other Lease Values (1)	Below Market Lease Values (2)
2026 (3)	$750	$76
2027	385	151
2028	183	27
2029	-	-
2030	-	-
Thereafter	-	-
Total	$1,318	$254

(1)
Amortization of in-place and other lease values is recognized in depreciation and amortization expense on our consolidated statements of operations.
(2)
Amortization of below market lease values is recognized in revenue from real estate owned on our consolidated statements of operations.
(3)
Amortization of lease intangibles for the remaining six months of 2026.

The weighted average amortization period for in-place lease values acquired during the six months ended June 30, 2026 was 1.0 year.

Note 6. Debt Obligations

As of June 30, 2026 and December 31, 2025, we financed certain of our loans receivable using repurchase agreements, a term participation facility, and/or notes payable. Further, we have debt related to real estate owned hotel portfolio and a secured term loan. Our financings bear interest at a rate equal to SOFR plus a credit spread.

The following table summarizes our financings as of June 30, 2026 and December 31, 2025 ($ in thousands):

	June 30, 2026			December 31, 2025
	Capacity	Borrowings Outstanding	Weighted Average Spread (1)	Capacity	Borrowings Outstanding	Weighted Average Spread(1)
Repurchase agreements and term participation facility (2)	$3,576,841	$1,866,019	+ 2.87%	$4,180,546	$2,187,066	+ 2.92%
Notes payable	-	-	-	195,830	177,999	+ 3.22%
Secured term loan	500,000	500,000	+ 6.75%	556,188	556,188	+ 4.50%
Debt related to real estate owned hotel portfolio	235,000	235,000	+ 3.18%	235,000	235,000	+ 3.18%
Total/Weighted Average	$4,311,841	$2,601,019	+ 3.64%	$5,167,564	$3,156,253	+ 3.23%

(1)
Weighted average spread over the applicable benchmark rate is based on unpaid principal balance. SOFR as of June 30, 2026 and December 31, 2025 was 3.65% and 3.69%, respectively.
(2)
The repurchase agreements and term participation facility are partially recourse to us. As of June 30, 2026 and December 31, 2025, the weighted average recourse on our repurchase agreements and term participation facility was 29% and 30%, respectively.

Repurchase Agreements and Term Participation Facility

Repurchase Agreements

The following table summarizes our repurchase agreements by lender as of June 30, 2026 ($ in thousands):

Lender	Initial Maturity	Fully Extended Maturity(1)	Maximum Capacity	Borrowings Outstanding and Carrying Value	Undrawn Capacity	Carrying Value of Collateral(2)
JP Morgan Chase Bank, N.A. (3)	7/28/2026	7/28/2030	$1,882,487	$649,974	$1,232,513	$1,119,793
JP Morgan Chase Bank, N.A. (4)	3/31/2028	3/31/2030	858,246	836,932	21,314	1,092,329
Morgan Stanley Bank, N.A. (5)	1/26/2027	1/26/2028	250,000	50,000	200,000	113,809
Wells Fargo Bank, N.A. (6)	7/29/2026	4/30/2028	250,000	-	250,000	-
Total			$3,240,733	$1,536,906	$1,703,827	$2,325,931

(1)
Facility maturity dates may be extended, subject to meeting prescribed conditions.
(2)
Net of specific CECL reserves, if any.
(3)
In July 2026, we extended the initial maturity of this repurchase agreement to July 28, 2027.
(4)
Repurchase agreement specifically provides for the ability to finance (i) loans receivable, including those which may be delinquent or in default, and (ii) real estate owned assets subsequent to assuming legal title and/or physical possession of the collateral property. As of June 30, 2026, (i) $199.2 million of borrowings outstanding on this repurchase agreement relate to our multifamily real estate owned assets, and (ii) the carrying value of collateral for this repurchase agreement includes our multifamily real estate owned assets, related lease intangibles included in other assets, and related below market lease values included in other liabilities on our consolidated balance sheets.
(5)
In July 2026, the remaining borrowing outstanding was repaid in full upon the repayment of the associated loan receivable.
(6)
In July 2026, this repurchase agreement was terminated upon reaching maturity in accordance with its terms.

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
(2)
Net of specific CECL reserves, if any.
(3)
Repurchase agreement specifically provides for the ability to finance (i) loans receivable, including those which may be delinquent or in default, and (ii) real estate owned assets subsequent to assuming legal title and/or physical possession of the collateral property. As of December 31, 2025, (i) $195.3 million of borrowings outstanding on this repurchase agreement relate to our multifamily real estate owned assets, and (ii) the carrying value of collateral for this repurchase agreement includes our multifamily real estate owned assets, related lease intangibles included in other assets, and below market lease values included in other liabilities on our consolidated balance sheets.

Term Participation Facility

On November 4, 2022, we entered into a master participation and administration agreement to finance certain of our loans receivable.

Our term participation facility as of June 30, 2026 is summarized as follows ($ in thousands):

Contractual Maturity Date	Total Commitments	Borrowings Outstanding and Carrying Value	Carrying Value of Collateral
12/23/2029	$336,108	$329,113	$539,358

Our term participation facility as of December 31, 2025 is summarized as follows ($ in thousands):

Contractual Maturity Date	Total Commitments	Borrowings Outstanding and Carrying Value	Carrying Value of Collateral(1)
12/23/2029	$349,806	$329,452	$590,237

Notes Payable

As of June 30, 2026, none of our loans receivable were financed with notes payable. Our notes payable as of December 31, 2025 are summarized as follows ($ in thousands):

Contractual Maturity Date	Maximum Extension Date	Borrowing Outstanding	Carrying Value	Carrying Value of Collateral
9/2/2026 (1)	9/2/2027	$121,833	$121,454	$173,239
2/2/2026 (2)	2/2/2027	56,166	56,068	53,487
Total		$177,999	$177,522	$226,726

(1)
In January 2026, this note payable was repaid in full upon the repayment of the associated loan receivable.
(2)
In February 2026, we assigned our right, title, and interest in the loan receivable and collateral property to our financing counterparty in exchange for the full extinguishment of amounts due under the related note payable.

Secured Term Loan

On August 9, 2019, we entered into a secured term loan which accrued interest at the greater of (i) SOFR plus a 0.10% credit spread adjustment and (ii) 0.50%, plus a credit spread of 4.50%. In January 2026, we refinanced our secured term loan with a new secured term loan which provides for an aggregate principal amount of $500.0 million, a maturity date of January 30, 2030, and incurs interest at a rate of SOFR plus 6.75%, subject to a SOFR floor of 2.50%. In connection with the repayment of our prior secured term loan, we recognized a loss on extinguishment of debt of $5.9 million, representing unamortized deferred financing costs at the time of repayment. Our new secured term loan is collateralized by a pledge of equity in certain subsidiaries and their related assets. As consideration for and in connection with entering into our new secured term loan, we issued detachable warrants exercisable until January 2037. In accordance with ASC 470, Debt, based on relative fair values at January 30, 2026 and prior to original issue discount and deferred financing costs, we allocated $486.5 million of value to the secured term loan using a discounted cash flow model, incorporating Level 3 assumptions of an implied yield on the value of the warrants. Value allocated to the detachable warrants is classified as equity and creates a corresponding discount on our secured term loan in the same amount which is amortized to interest expense using the effective interest method. Furthermore, we incurred $23.2 million of transaction costs which were allocated proportionately between deferred financing costs and equity issuance costs in the same manner. See Note 9 - Equity - Warrants for further detail.

Our secured term loan as of June 30, 2026 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Interest Rate	Borrowing Outstanding	Carrying Value
1/30/2030	S + 6.75%	10.40%	$500,000	$467,693

(1)
SOFR at June 30, 2026 was 3.65%.

Our prior secured term loan as of December 31, 2025 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Interest Rate	Borrowing Outstanding	Carrying Value
8/9/2026	S + 4.50%	8.29%	$556,188	$549,447

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

Our debt related to real estate owned hotel portfolio as of June 30, 2026 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Net Interest Rate (1)	Borrowing Outstanding	Carrying Value
6/9/2027	S + 3.18%	6.83%	$235,000	$232,406

(1)
SOFR at June 30, 2026 was 3.65%, which was below the 6.79% strike rate provided by our interest rate cap. See Note 7 – Derivatives for further detail.

Our debt related to real estate owned hotel portfolio as of December 31, 2025 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Net Interest Rate (1)	Borrowing Outstanding	Carrying Value
6/9/2027	S + 3.18%	6.87%	$235,000	$230,992

(1)
SOFR at December 31, 2025 was 3.69%, which was below the 6.79% strike rate provided by our interest rate cap. See Note 7 – Derivatives for further detail.

Interest Expense and Amortization

The following table summarizes our interest and amortization expense on our secured financings, debt related to real estate owned hotel portfolio, and secured term loan for the three and six months ended June 30, 2026 and 2025, respectively ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest expense on secured financings	$27,243	$60,811	$58,492	$128,225
Interest expense on secured term loan	13,165	16,175	25,754	32,223
Amortization of deferred financing costs	5,352	5,009	11,839	10,774
Amortization of discount on secured term loan	843	-	1,412	-
Interest and related expense	46,603	81,995	97,497	171,222
Interest expense on debt related to real estate owned hotel portfolio (1)	4,758	7,631	9,495	14,185
Interest expense on multifamily real estate owned properties (2)	4,189	533	8,628	533
Total interest and related expense	$55,550	$90,159	$115,620	$185,940

(1)
For the three months ended June 30, 2026 and 2025, interest expense on debt related to real estate owned hotel portfolio includes $0.7 million and $0.5 million, respectively, of amortization of deferred financing costs. For the six months ended June 30, 2026 and 2025, interest expense on debt related to real estate owned hotel portfolio includes $1.4 million and $0.9 million, respectively, of amortization of deferred financing costs.
(2)
Our multifamily real estate owned assets are pledged to certain of our repurchase agreements. Thus, amount excludes any allocation of amortization of deferred financing costs related to such repurchase agreement.

Financial Covenants

Our financing agreements generally contain certain financial covenants. As of June 30, 2026, we are in compliance with all financial covenants under our financing agreements.

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

Repurchase Agreements and Term Participation Facility

As calculated in accordance with our repurchase agreements and our term participation facility and as of June 30, 2026, (i) our tangible net worth shall not be less than $1.0 billion plus 75% of the aggregate cash proceeds received by us after January 30, 2026 from any equity issuances, capital contributions, and/or subscriptions (net of any related costs), (ii) our total debt to equity ratio shall not exceed 3.50 to 1.00, and (iii) our cash liquidity shall not be less than the greater of (x) $20.0 million or (y) 5% of total recourse indebtedness (which includes our secured term loan). For the quarters ending June 30, 2026 to June 30, 2027, there is no measurement of our ratio of earnings before interest, taxes, depreciation, and amortization to interest charges (our “Interest Coverage Ratio”). Commencing with the quarters ending September 30, 2027 and December 31, 2027, our Interest Coverage Ratio shall not be less than 1.10 to 1.00. Subsequent thereto, our Interest Coverage Ratio shall not be less than (i) 1.20 to 1.00 for the quarters ending March 31, 2028 and June 30, 2028 and (ii) 1.30 to 1.00 for the quarters ending September 30, 2028 and thereafter.

Secured Term Loan

As calculated in accordance with our new secured term loan agreement and effective upon its closing, (i) our tangible net worth shall not be less than $1.0 billion plus 75% of the aggregate cash proceeds received by us after January 30, 2026 from any equity issuances, capital contributions, and/or subscriptions (net of any related costs) and (ii) our total debt to equity ratio shall not exceed 3.50 to 1.00. For the quarters ending June 30, 2026 to June 30, 2027, there is no measurement of our Interest Coverage Ratio. Commencing with the quarters ending September 30, 2027 and December 31, 2027, our Interest Coverage Ratio shall not be less than 1.10 to 1.00. Subsequent thereto, our Interest Coverage Ratio shall not be less than (i) 1.20 to 1.00 for the quarters ending March 31, 2028 and June 30, 2028 and (ii) 1.30 to 1.00 for the quarters ending September 30, 2028 and thereafter.

Note 7. Derivatives

Prior to the June 2025 refinance of our debt related to real estate owned hotel portfolio, we acquired interest rate caps with maturity dates and notional amounts equal to that of the then maturity dates and outstanding principal balance of our debt related to real estate owned hotel portfolio, respectively, and strike rates ranging from 3.0% to 5.0% which effectively limited the maximum interest rate to 7.94% through the then contractual maturity. Concurrent with refinancing our debt related to real estate owned hotel portfolio in June 2025, we acquired an interest rate cap for a price of $71,000 with a notional amount of $235.0 million, a strike rate of 6.79%, and a maturity date of June 2027, which effectively limits the maximum interest rate of our debt related to real estate owned hotel portfolio to 9.97%.

Changes in the fair value of our interest rate cap are recorded as an unrealized gain or loss on interest rate cap on our consolidated statements of operations and the fair value is recorded in other assets on our consolidated balance sheets. Proceeds received from our counterparty related to the interest rate cap are recorded as proceeds from interest rate cap on our consolidated statements of operations. As of June 30, 2026 and December 31, 2025, the fair value of our interest rate cap was de minimis. During the three and six months ended June 30, 2026 and 2025, we did not recognize any proceeds from our interest rate caps.

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

Financial Instruments Reported at Fair Value

The fair value of our interest rate caps are determined by using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the interest rate caps. The variable interest rates used in the calculation of projected receipts on the interest rate caps are based on a third-party expert’s expectation of future interest rates derived from observable market interest rate curves and volatilities. Our interest rate caps are classified as Level 2 in the fair value hierarchy. As of June 30, 2026 and December 31, 2025, the fair value of our interest rate cap was de minimis.

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows ($ in thousands):

	June 30, 2026
	Carrying	Unpaid Principal		Fair Value Hierarchy Level
	Value	Balance	Fair Value	Level 1	Level 2	Level 3
Loans receivable held-for-investment, net	$2,790,279	$3,356,628	$2,824,027	$-	$-	$2,824,027
Loan receivable held-for-sale	69,854	69,854	69,854	-	-	69,854
Repurchase agreements	1,536,906	1,536,906	1,536,906	-	-	1,536,906
Term participation facility	329,113	329,113	326,717	-	-	326,717
Secured term loan, net	467,693	500,000	491,648	-	-	491,648
Debt related to real estate owned hotel portfolio, net	232,406	235,000	235,069	-	-	235,069

	December 31, 2025
	Carrying	Unpaid Principal		Fair Value Hierarchy Level
	Value	Balance	Fair Value	Level 1	Level 2	Level 3
Loans receivable held-for-investment, net	$3,615,401	$4,057,357	$3,636,499	$-	$-	$3,636,499
Repurchase agreements	1,857,614	1,857,614	1,857,614	-	-	1,857,614
Term participation facility	329,452	329,452	325,837	-	-	325,837
Notes payable, net	177,522	177,999	177,861	-	-	177,861
Secured term loan, net	549,447	556,188	538,112	-	-	538,112
Debt related to real estate owned hotel portfolio, net	230,992	235,000	235,216	-	-	235,216

Note 9. Equity

Common Stock

Our charter provides for the issuance of up to 500,000,000 shares of common stock with a par value of $0.01 per share. As of June 30, 2026 and December 31, 2025, we had 141,084,206 and 140,218,764 shares of common stock issued and outstanding, respectively. The following table provides a summary of the number of shares of common stock outstanding during the six months ended June 30, 2026 and 2025, respectively:

	Six Months Ended
Common Stock Outstanding	June 30, 2026	June 30, 2025
Beginning balance	140,218,764	139,362,657
Issuance of common stock in exchange for fully vested RSUs	865,442	459,344
Ending balance	141,084,206	139,822,001

At the Market Stock Offering Program

On May 10, 2024, we entered into an equity distribution agreement with certain sales agents, pursuant to which we may sell, from time to time, up to an aggregate sales price of $150.0 million of our common stock pursuant to a continuous offering program (the “ATM Agreement”) under our in-place effective shelf registration. Sales of our common stock made pursuant to the ATM Agreement may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the

Securities Act of 1933, as amended. The timing and amount of actual sales will depend on a variety of factors, including market conditions, the trading price of our common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the six months ended June 30, 2026, we did not issue any shares of our common stock pursuant to the ATM Agreement. As of June 30, 2026, the ATM Agreement has not been utilized, and $150.0 million of our common stock remained available for issuance pursuant to the ATM Agreement.

Dividends

The Board did not declare any dividends during the six months ended June 30, 2026 and 2025.

Warrants

As consideration for and in connection with entering into our new secured term loan in January 2026, we issued detachable warrants to purchase up to 7,542,227 shares of our common stock at an exercise price of $4.00 per share, with an expiration date of January 2037. In accordance with ASC 470, Debt, based on relative fair values at January 30, 2026, we allocated $13.5 million of value to the warrants using Level 3 inputs within a Black-Scholes model, incorporating terms of the warrants, historical volatility of our common stock, and current dividend levels. Value allocated to warrants is classified as equity with no subsequent remeasurement and creates a corresponding discount on our secured term loan in the same amount. Furthermore, we incurred $23.2 million of transaction costs which were allocated proportionately between deferred financing costs and equity issuance costs in the same manner. See Note 6 - Debt Obligations - Secured Term Loan for further detail. As of June 30, 2026, none of the warrants have been exercised.

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

For the three and six months ended June 30, 2026 and 2025, we had no dilutive securities. As a result, basic and diluted EPS are the same. The calculation of basic and diluted EPS is as follows ($ in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net loss	$(255,431)	$(181,707)	$(309,725)	$(260,330)
Dividends on participating securities (1)	-	-	-	-
Participating securities’ share in earnings	-	-	-	-
Basic loss	$(255,431)	$(181,707)	$(309,725)	$(260,330)
Weighted average shares of common stock outstanding, basic and diluted (2)	141,419,175	140,105,546	140,940,493	139,792,356
Net loss per share of common stock, basic and diluted	$(1.81)	$(1.30)	$(2.20)	$(1.86)

(1)
For the three and six months ended June 30, 2026 and 2025, our Board did not declare any dividends.
(2)
Amounts for the three and six months ended June 30, 2026 include 285,054 fully vested RSUs. Amounts for the three and six months ended June 30, 2025 include 187,142 fully vested RSUs.

For the three months ended June 30, 2026 and 2025, 2,936,210 and 2,817,086 of weighted average unvested RSUs, respectively, were excluded from the calculation of diluted EPS because the effect was anti-dilutive. For the six months ended June 30, 2026 and 2025, 2,969,732 and 2,767,324 of weighted average unvested RSUs, respectively, were excluded from the calculation of diluted EPS because the effect was anti-dilutive. For the three and six months ended June 30, 2026, 7,542,227 and 6,333,804 of weighted average warrants, respectively, were excluded from the calculation of diluted EPS because the effect was anti-dilutive. For the three and six months ended June 30, 2025, we had no outstanding warrants.

Note 11. Related Party Transactions

Our activities are managed by our Manager. Pursuant to the terms of the Management Agreement, our Manager is responsible for originating investment opportunities, providing asset management services and administering our day-to-day operations. Our Manager is entitled to receive a management fee, an incentive fee and a termination fee as defined below.

Management Fees

Effective October 1, 2015, our Manager earns a base management fee in an amount equal to 1.50% per annum of Stockholders’ Equity, as defined in the Management Agreement. Management fees are reduced by our pro rata share of any management fees and incentive fees (if incentive fees are not incurred by us) incurred to our Manager by CMTG/TT. During the three months ended June 30, 2026 and 2025, we incurred $7.1 million and $8.2 million, respectively, of management fees. During the six months ended June 30, 2026 and 2025, we incurred $14.4 million and $16.6 million, respectively, of management fees. Management fees are generally paid quarterly, in arrears, and $7.1 million and $7.8 million were accrued and were included in management fee payable – affiliate, on our consolidated balance sheets at June 30, 2026 and December 31, 2025, respectively.

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

Reimbursable Expenses

Our Manager or its affiliates are entitled to reimbursement for certain documented costs and expenses incurred by them on our behalf, as set forth in the Management Agreement, excluding any expenses specifically required to be borne by our Manager under the Management Agreement. For the three months ended June 30, 2026 and 2025, we incurred $1.5 million and $1.3 million, respectively, of reimbursable expenses incurred on our behalf by our Manager which are included in general and administrative expenses on our consolidated statements of operations. For the six months ended June 30, 2026 and 2025, we incurred $2.2 million and $2.1 million, respectively, of reimbursable expenses incurred on our behalf by our Manager, which are included in general and administrative expenses on our consolidated statements of operations. As of June 30, 2026 and December 31, 2025, $1.0 million and $1.0 million, respectively, of reimbursable expenses incurred on our behalf and due to our Manager are included in other liabilities on our consolidated balance sheets.

Note 12. Stock-Based Compensation

Incentive Award Plan

We are externally managed and do not currently have any employees. On March 30, 2016, we adopted the 2016 Incentive Award Plan (the “Plan”) to promote the success and enhance the value of the Company by linking the individual interests of employees of our Manager and its affiliates to those of our stockholders. In June 2026, the Plan was amended to increase the number of shares of common stock reserved for issuance under the Plan by 6.5 million shares. As of June 30, 2026, the maximum remaining number of shares that may be issued under the Plan is 7,119,942 shares. Subsequent thereto, we issued 8,744 deferred RSUs and 7,111,198 shares remain available under the Plan. Awards granted under the Plan may be granted with the right to receive dividend equivalents and generally vest in equal installments on the specified anniversaries of the grant.

Deferred Compensation Plan

On May 24, 2022, we adopted the Deferred Compensation Plan to provide our directors and certain executives with an opportunity to defer payment of their stock-based compensation or RSUs and director cash fees, if applicable, pursuant to the terms of the Deferred Compensation Plan.

Under our Deferred Compensation Plan, certain of our Board members elected to receive the annual fees and/or time-based RSUs to which they are entitled under our Non-Employee Director Compensation Program in the form of deferred RSUs. Accordingly, during the three months ended June 30, 2026 and 2025, we issued 32,478 and 14,515, respectively, of deferred RSUs in lieu of cash fees to such directors, and recognized an expense of approximately $44,000 and $53,000, respectively. During the six months ended June 30, 2026 and 2025, we issued 49,670 and 25,603, respectively, of deferred RSUs in lieu of cash fees to such directors, and recognized an expense of approximately $97,000 and $106,000, respectively. Such expense is included in general and administrative expenses on our consolidated statements of operations.

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

Eligible non-executive members of our Board were granted the time-based RSUs under the Plan. Each RSU was granted with the right to receive dividend equivalents. Additionally, certain directors elected to defer their RSUs pursuant to the terms of the Deferred Compensation Plan. Such deferred awards will become payable on the earliest to occur of the participant’s separation from service or a change in control. On June 3, 2026, we granted 320,512 RSUs to non-executive board members with a grant date fair value per share of $2.34.

Stock-Based Compensation Expense

For the three months ended June 30, 2026 and 2025, we recognized $1.5 million and $4.8 million, respectively, of stock-based compensation expense related to the RSUs. For the six months ended June 30, 2026 and 2025, we recognized $3.8 million and $9.8 million, respectively, of stock-based compensation expense related to the RSUs. As of June 30, 2026, total unrecognized compensation expense was $8.1 million based on the grant date fair value of RSUs granted. This expense is expected to be recognized over a remaining period of 1.7 years from June 30, 2026.

Certain participants of the Plan are required to settle their tax liabilities through a reduction of their vested RSU delivery. Such amount will result in a corresponding adjustment to additional paid-in capital and a cash payment to our Manager or its affiliates in order to remit the required statutory tax withholding to each respective taxing authority. The following table details the deliveries of shares of our common stock for vested RSUs and corresponding payments for withholding taxes upon delivery of such vested RSUs during the three and six months ended June 30, 2026 and 2025, which are reflected as adjustments to additional paid-in capital on our consolidated statement of changes in equity ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Vested RSUs	1,046,114	719,254	1,046,114	719,254
Shares of common stock delivered	603,348	429,606	603,348	429,606
Payments for withholding taxes upon delivery of stock-based awards	$996	$662	$996	$662

The following table details the time-based RSU activity during the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value Per Share	Number of Restricted Share Units	Weighted Average Grant Date Fair Value Per Share
Unvested, beginning of period	2,845,627	$5.19	2,722,295	$11.70
Granted	1,505,512	2.14	1,486,259	2.51
Vested	(1,322,864)	6.22	(808,468)	9.82
Forfeited	(101,668)	3.82	(220,512)	8.03
Unvested, end of period	2,926,607	3.19	3,179,574	8.14

Note 13. Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with our taxable year ended December 31, 2015 and expect to continue to operate so as to qualify as a REIT. As a result, we will generally not be subject to federal and state income tax on that portion of our income that we distribute to stockholders if we (i) distribute at least 90% of our taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains, and (ii) comply with certain other requirements to qualify as a REIT. Since Commencement of Operations, we have been in compliance with all REIT requirements and we plan to continue to operate so that we meet the requirements for taxation as a REIT. Therefore, other than amounts relating to our taxable REIT subsidiary (“TRS”), as described below, we have not provided for current income tax expense related to our REIT taxable income for the three and six months ended June 30, 2026 and 2025, respectively. Additionally, no provision has been made for federal or state income taxes in the accompanying financial statements, as we believe we have met the prescribed requisite requirements. We may use net operating losses carried forward to offset future net taxable income, and therefore reduce our dividend requirements, subject to certain limitations as prescribed by the Internal Revenue Code which may change from time-to-time.

During the six months ended June 30, 2026 and the year ended December 31, 2025, our Board did not declare any dividends. The timing and amount of any future dividends declared by our Board depend on a variety of factors, including cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code, and such other factors as our Board deems relevant.

Our TRS holds our real estate owned hotel portfolio and is party to an agreement entered into upon the sale of a loan receivable as discussed further in Note 3 - Loan Portfolio - Sales of Loans Receivable. A TRS is a corporation that is owned directly or indirectly by a REIT and has jointly elected with the REIT to be treated as a TRS for tax purposes. Given the TRS’s history of generating taxable losses, we are not able to conclude that it is more likely than not that we will realize the future benefit of the TRS’s deferred tax assets and therefore recorded a full valuation allowance. Given the full valuation allowance, we did not record a provision or benefit for income taxes for the three and six months ended June 30, 2026 and 2025, and we did not have any deferred tax assets, net of valuation allowances or deferred tax liabilities, net of any valuation allowances as of June 30, 2026 and December 31, 2025. As of June 30, 2026, our gross deferred tax asset and valuation allowance were each $57.3 million. As of June 30, 2025, our gross deferred tax asset and valuation allowance were each $60.3 million. As of December 31, 2025, our gross deferred tax asset and valuation allowance were each $54.8 million.

We recognize tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions, if applicable, are included as a component of the provision for income taxes in our consolidated statements of operations. As of June 30, 2026 and December 31, 2025, we have not recorded any amounts for uncertain tax positions.

Our tax returns are subject to audit by taxing authorities. As of the date of this filing, tax years 2022 and onward remain open to examination by major taxing jurisdictions in which we are subject to taxes.

Note 14. Commitments and Contingencies

We hold a 51% interest in CMTG/TT as a result of committing to invest $124.9 million in CMTG/TT. As of June 30, 2026 and December 31, 2025, we have contributed $163.1 million to CMTG/TT and have received return of capital distributions of $123.3 million, of which $111.1 million were recallable. As of June 30, 2026 and December 31, 2025, our remaining capital commitment to CMTG/TT was $72.9 million.

As of June 30, 2026 and December 31, 2025, we had aggregate unfunded loan commitments of $175.0 million and $271.9 million, respectively, which amounts will generally be funded to finance construction or leasing related expenditures by our borrowers, subject to them achieving certain conditions precedent to such funding. These future commitments will expire over the remaining term of the loans, none of which exceed five years.

To the extent a financing is expected to reach final maturity, we may seek replacement financings, extension of existing financings, or other capital solutions as deemed appropriate by management. Our contractual payments due under all financings were as follows as of June 30, 2026 ($ in thousands):

Year	Initial Maturity(1)	Fully Extended Maturity(2)
2026 (3)	$1,451,110	$1,233,640
2027	279,868	162,031
2028	16,578	116,885
2029	168,460	168,460
2030	685,003	920,003
Total	$2,601,019	$2,601,019

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
(3)
Financings due for the remaining six months of 2026. Includes financings outstanding of $648.7 million related to eight loans in maturity default with aggregate unpaid principal balance of $1.5 billion.

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

The following table provides a calculation of Distributable Loss for our loan and REO portfolios, as well as a reconciliation to net loss, for the three months ended June 30, 2026 and 2025 ($ in thousands):

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Loan Portfolio	REO Portfolio	Total	Loan Portfolio	REO Portfolio	Total
Interest and related income	$46,251	$-	$46,251	$108,138	$-	$108,138
Interest and related expense	(46,603)	-	(46,603)	(81,995)	-	(81,995)
Revenue from real estate owned	-	30,065	30,065	-	25,489	25,489
Amortization of above and below market leases, net	-	257	257	-	334	334
Management fees - affiliate	(7,077)	-	(7,077)	(8,197)	-	(8,197)
General and administrative expenses	(4,722)	-	(4,722)	(5,036)	-	(5,036)
Real estate owned:
Operating expenses	-	(20,550)	(20,550)	-	(15,696)	(15,696)
Interest expense	-	(8,947)	(8,947)	-	(8,164)	(8,164)
Loss from equity method investment	(43)	-	(43)	(24)	-	(24)
Amortization of discount on secured term loan	843	-	843	-	-	-
Principal charge-offs (1)	(43,983)	-	(43,983)	(120,817)	-	(120,817)
Valuation adjustment for real estate owned held- for-sale	-	(29,623)	(29,623)	-	(313)	(313)
Gain (loss) on sales of real estate owned	-	341	341	-	(1,640)	(1,640)
Previously recognized depreciation and amortization on real estate owned (2)	-	(1,346)	(1,346)	-	(2,140)	(2,140)
Previously recognized depreciation and amortization on real estate owned held-for-sale (3)	-	(7,636)	(7,636)	-	-	-
Recovery of principal charge-offs	1,949	-	1,949	-	-	-
Distributable Loss	$(53,385)	$(37,439)	$(90,824)	$(107,931)	$(2,130)	$(110,061)

Reconciliation to net loss
Principal charge-offs (1)			43,983			120,817
Previously recognized depreciation and amortization on real estate owned (2)			1,346			2,140
Previously recognized depreciation and amortization on real estate owned held-for-sale (3)			7,636			-
Provision for current expected credit loss reserve			(208,839)			(189,489)
Valuation adjustment for loan receivable held-for-sale			-			827
Depreciation and amortization			(6,144)			(845)
Amortization of above and below market leases, net			(257)			(334)
Amortization of discount on secured term loan			(843)			-
Stock-based compensation expense			(1,489)			(4,762)
Net loss			$(255,431)			$(181,707)

(1)
For the three months ended June 30, 2026, amount includes a $0.4 million charge-off of accrued interest receivable related to the mortgage foreclosure on a multifamily property in May 2026. For the three months ended June 30, 2025, amount includes a $2.9 million charge-off of accrued interest receivable related to the anticipated mortgage foreclosures on multifamily properties in June 2025.
(2)
Reflects previously recognized depreciation and amortization on (i) the multifamily real estate owned asset that was sold during the three months ended June 30, 2026 and (ii) the portion of our mixed-use real estate owned asset that was sold during the three months ended June 30, 2025. Amounts recorded were not previously recognized in Distributable Earnings (Loss).
(3)
Reflects previously recognized depreciation and amortization on (i) our mixed-use real estate owned asset and (ii) one of our multifamily real estate owned assets upon reclassification of the respective assets to held-for-sale during the three months ended June 30, 2026. Amounts recorded were not previously recognized in Distributable Earnings (Loss).

The following table provides a calculation of Distributable Loss for our loan and REO portfolios, as well as a reconciliation to net loss, for the six months ended June 30, 2026 and 2025 ($ in thousands):

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Loan Portfolio	REO Portfolio	Total	Loan Portfolio	REO Portfolio	Total
Interest and related income	$105,250	$-	$105,250	$226,176	$-	$226,176
Interest and related expense	(97,497)	-	(97,497)	(171,222)	-	(171,222)
Revenue from real estate owned	-	51,479	51,479	-	40,053	40,053
Amortization of above and below market leases, net	-	515	515	-	688	688
Management fees - affiliate	(14,424)	-	(14,424)	(16,594)	-	(16,594)
General and administrative expenses	(7,934)	-	(7,934)	(9,306)	-	(9,306)
Real estate owned:
Operating expenses	-	(38,604)	(38,604)	-	(28,611)	(28,611)
Interest expense	-	(18,123)	(18,123)	-	(14,718)	(14,718)
Loss from equity method investment	(81)	-	(81)	(61)	-	(61)
Amortization of discount on secured term loan	1,412	-	1,412	-	-	-
Loss on extinguishment of debt	(5,898)	-	(5,898)	(547)	-	(547)
Principal charge-offs (1)	(105,844)	-	(105,844)	(167,470)	-	(167,470)
Valuation adjustment for real estate owned held- for-sale	-	(29,623)	(29,623)	-	(362)	(362)
Gain (loss) on sales of real estate owned	-	341	341	-	(1,640)	(1,640)
Previously recognized depreciation and amortization on real estate owned (2)	-	(1,346)	(1,346)	-	(2,140)	(2,140)
Previously recognized depreciation and amortization on real estate owned held-for-sale (3)	-	(7,636)	(7,636)	-	-	-
Recovery of principal charge-offs	1,949	-	1,949	-	-	-
Distributable Loss	$(123,067)	$(42,997)	$(166,064)	$(139,024)	$(6,730)	$(145,754)

Reconciliation to net loss
Principal charge-offs (1)			105,844			167,470
Previously recognized depreciation and amortization on real estate owned (2)			1,346			2,140
Previously recognized depreciation and amortization on real estate owned held-for-sale (3)			7,636			-
Provision for current expected credit loss reserve			(240,211)			(230,612)
Valuation adjustment for loan receivable held-for-sale			-			(41,767)
Depreciation and amortization			(12,543)			(1,283)
Amortization of above and below market leases, net			(515)			(688)
Amortization of discount on secured term loan			(1,412)			-
Stock-based compensation expense			(3,806)			(9,836)
Net loss			$(309,725)			$(260,330)

(1)
For the six months ended June 30, 2026, amount includes (i) a $12.9 million charge-off of accrued interest receivable and $0.3 million charge-off of an exit fee related to the sale of a hospitality loan in March 2026 and (ii) a $0.4 million charge-off of accrued interest receivable related to the mortgage foreclosure on a multifamily property in May 2026. For the six months ended June 30, 2025, amount includes (i) a $6.5 million charge-off of accrued interest receivable related to the discounted payoff of a land loan in March 2025 and the anticipated foreclosures on multifamily properties in July 2025 and (ii) a $0.5 million charge-off of an exit fee related to the discounted payoff of a land loan in March 2025.
(2)
Reflects previously recognized depreciation and amortization on (i) the multifamily real estate owned asset that was sold during the six months ended June 30, 2026 and (ii) the portion of our mixed-use real estate owned asset that was sold during the six months ended June 30, 2025. Amounts recorded were not previously recognized in Distributable Earnings (Loss).
(3)
Reflects previously recognized depreciation and amortization on (i) our mixed-use real estate owned asset and (ii) one of our multifamily real estate owned assets upon reclassification of the respective assets to held-for-sale during the six months ended June 30, 2026. Amounts recorded were not previously recognized in Distributable Earnings (Loss).

Note 16. Subsequent Events

We have evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and note the following transactions or events that have occurred:

1.
In July 2026, we sold an office loan classified as held-for-sale as of June 30, 2026. See Note 3 - Loan Portfolio - Sales of Loans Receivable for further detail. A portion of sale proceeds was used to repay the associated financing of $39.1 million.
2.
In July 2026, we received the full repayment of a multifamily loan. As of June 30, 2026, the loan had a total commitment and an unpaid principal balance of $113.5 million and was risk rated 3. A portion of repayment proceeds was used to repay the associated financing of $50.0 million.
3.
In July 2026, we received the full repayment of a multifamily loan. As of June 30, 2026, the loan had a total commitment and an unpaid principal balance of $109.6 million and was risk rated 3. A portion of repayment proceeds was used to repay the associated financing of $74.4 million.
4.
In July 2026, we received the discounted payoff equal to carrying value of a risk rated 5 multifamily loan receivable with an unpaid principal balance of $74.9 million and a carrying value net of a specific CECL reserve of $70.1 million. See Note 3 - Loan Portfolio - Loan Modifications for further detail. A portion of repayment proceeds was used to repay the associated financing of $42.7 million.
5.
In July 2026, we entered into a binding agreement to sell a multifamily real estate owned asset to an unaffiliated purchaser for a gross sales price of $22.5 million. As of June 30, 2026, the multifamily real estate owned asset was classified as held-for-sale. See Note 5 - Real Estate Owned - Real Estate Owned Held-For-Sale for further detail.

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

I. Key Financial Measures and Indicators

As a CRE finance company, we believe the key financial measures and indicators for our business are net income (loss) per share, Distributable Earnings (Loss) per share, Distributable Earnings (Loss) per share prior to realized gains and losses, which such gains and losses include charge-offs of principal, accrued interest receivable, and/or exit fees, dividends declared per share, book value per share, adjusted book value per share, Net Debt-to-Equity Ratio and Total Leverage Ratio. During the three months ended June 30, 2026, we had net loss per share of $1.81, Diluted Distributable Loss per share of $0.63, Diluted Distributable Loss per share prior to realized gains and losses of $0.07, and our Board did not declare any dividends. As of June 30, 2026, our book value per share was $8.58, our adjusted book value per share was $9.06, our Net Debt-to-Equity Ratio was 2.0x, and our Total Leverage Ratio was 2.7x. We use Net Debt-to-Equity Ratio and Total Leverage Ratio, financial measures which are not prepared in accordance with GAAP, to evaluate our financial leverage, which in the case of our Total Leverage Ratio, makes certain adjustments that we believe provide a more conservative measure of our financial condition.

Net Loss Per Share and Dividends Declared Per Share

The following table sets forth the calculation of basic and diluted net loss per share and dividends declared per share ($ in thousands, except per share data):

	Three Months Ended
	June 30, 2026	March 31, 2026
Net loss	$(255,431)	$(54,294)
Weighted average shares of common stock outstanding, basic and diluted	141,419,175	140,456,493
Basic and diluted net loss per share of common stock	$(1.81)	$(0.39)
Dividends declared per share of common stock	$-	$-

During the six months ended June 30, 2026 and the year ended December 31, 2025, our Board did not declare any dividends. The timing and amount of any future dividends declared by our Board depend on a variety of factors, including cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code, and such other factors as our Board deems relevant. We may use net operating losses carried forward to offset future net taxable income, and therefore reduce our dividend requirements, subject to certain limitations as prescribed by the Internal Revenue Code which may change from time-to-time.

Distributable Earnings (Loss)

Distributable Earnings (Loss) is a non-GAAP measure used to evaluate our performance excluding the effects of certain transactions, non-cash items and GAAP adjustments, as determined by our Manager. Distributable Earnings (Loss) is a non-GAAP measure, which we define as net income (loss) in accordance with GAAP, excluding (i) non-cash stock-based compensation expense, (ii) real estate owned held-for-investment depreciation and amortization, (iii) any unrealized gains or losses from mark-to-market valuation changes (other than permanent impairments) that are included in net income (loss) for the applicable period, (iv) one-time events pursuant to changes in GAAP and (v) certain non-cash items, which in the judgment of our Manager, should not be included in Distributable Earnings (Loss). For both the Company’s entire portfolio and its real estate owned assets, we present Distributable Earnings (Loss) prior to realized gains and losses, which such gains and losses include, as applicable, (i) charge-offs and recoveries of principal, accrued interest receivable, and/or exit fees and (ii) gains, losses, and components thereof recognized in connection with real estate owned assets, as we believe this more easily allows our Board, Manager, and investors to compare our operating performance to our peers, to assess our ability to declare and pay dividends, and to determine our compliance with certain financial covenants. Pursuant to the Management Agreement, we use Core Earnings, which is substantially the same as Distributable Earnings (Loss) excluding incentive fees, to determine the incentive fees we pay our Manager.

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

While Distributable Earnings (Loss) excludes the impact of our provision for or reversal of current expected credit loss reserve, charge-offs of principal, accrued interest receivable, exit fees, and gains, losses, and components thereof in connection with real estate owned assets are recognized through Distributable Earnings (Loss) when deemed non-recoverable and/or recognized. Non-recoverability is determined (i) upon the resolution of a loan (i.e., when the loan is repaid, fully or partially, when we acquire title in the case of foreclosure, deed-in-lieu of foreclosure, or assignment-in-lieu of foreclosure, or when the loan is sold or anticipated to be sold for an amount less than its carrying value), or (ii) with respect to any amount due under any loan, when such amount is determined to be uncollectible.

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

The table below summarizes the reconciliation from weighted average diluted shares under GAAP to the weighted average diluted shares used for Distributable Loss and Distributable Earnings (Loss) prior to realized losses for the three months ended June 30, 2026 and March 31, 2026:

	Three Months Ended
Weighted Averages	June 30, 2026	March 31, 2026
Diluted Shares - GAAP	141,419,175	140,456,493
Unvested RSUs	2,936,210	3,003,627
Diluted Shares - Distributable Loss (1)	144,355,385	143,460,120
(1)
For the three months ended June 30, 2026 and three months ended March 31, 2026, amount excludes 7,542,227 and 5,111,954 of weighted average warrants, respectively, as the exercise price of $4.00 per share exceeded the average closing share price of our common stock.

The following table provides a reconciliation of net loss to Distributable Loss and Distributable Earnings (Loss) prior to realized gains and losses ($ in thousands, except per share data):

	Three Months Ended
	June 30, 2026	March 31, 2026
Net loss	$(255,431)	$(54,294)
Adjustments:
Non-cash stock-based compensation expense	1,489	2,317
Provision for current expected credit loss reserve	208,839	31,372
Recovery of principal charge-offs	(1,949)	-
Depreciation and amortization expense	6,144	6,399
Amortization of above and below market lease values, net	257	258
Amortization of discount on secured term loan	843	569
Loss on extinguishment of debt	-	5,898
Valuation adjustment for real estate owned held-for-sale	29,623	-
Gain on sale of real estate owned	(341)	-
Distributable loss prior to realized gains and losses	$(10,526)	$(7,481)
Loss on extinguishment of debt	-	(5,898)
Principal charge-offs (1)	(43,983)	(61,861)
Recovery of principal charge-offs	1,949	-
Valuation adjustment for real estate owned held-for-sale	(29,623)	-
Gain on sale of real estate owned	341	-
Previously recognized depreciation and amortization on real estate owned (2)	(1,346)	-
Previously recognized depreciation and amortization on real estate owned held-for-sale (3)	(7,636)	-
Distributable loss	$(90,824)	$(75,240)
Weighted average diluted shares - Distributable loss	144,355,385	143,460,120
Diluted Distributable loss per share prior to realized gains and losses	$(0.07)	$(0.05)
Diluted Distributable loss per share	$(0.63)	$(0.52)

(1)
For the three months ended June 30, 2026, amount includes a $0.4 million charge-off of accrued interest receivable related to the mortgage foreclosure on a multifamily property in May 2026. For the three months ended March 31, 2026, amount includes a $12.9 million charge-off of accrued interest receivable and a $0.3 million charge-off of an exit fee related to the sale of a hospitality loan in March 2026.
(2)
Reflects previously recognized depreciation and amortization on the multifamily real estate owned asset that was sold during the three months ended June 30, 2026. Amounts recorded were not previously recognized in Distributable Earnings (Loss).
(3)
Reflects previously recognized depreciation and amortization on (i) our mixed-use real estate owned asset and (ii) one of our multifamily real estate owned assets upon reclassification of the respective assets to held-for-sale during the three months ended June 30, 2026. Amounts recorded were not previously recognized in Distributable Earnings (Loss).

Book Value Per Share

We believe that presenting book value per share adjusted for accumulated depreciation and amortization on our real estate owned held-for-investment and our general CECL reserve is useful for investors as it enhances the comparability to our peers who may not hold real estate investments and excludes the impact of our general CECL reserve, which may fluctuate from quarter-to-quarter as the composition and size of our loan portfolio varies. Further, we believe that our investors and lenders consider book value excluding these items as an important metric related to our overall capitalization.

The following table sets forth the calculation of our book value and our adjusted book value per share, a non-GAAP financial measure, as of June 30, 2026 and December 31, 2025 ($ in thousands, except per share data):

	June 30, 2026	December 31, 2025
Total Equity	$1,237,982	$1,531,895
Number of shares of common stock outstanding and RSUs (1)	144,295,867	143,285,119
Book Value per share (2)	$8.58	$10.69
Add back: accumulated depreciation and amortization on real estate owned and related lease intangibles	0.13	0.10
Add back: general CECL reserve	0.35	0.54
Adjusted Book Value per share	$9.06	$11.33

(1)
As of June 30, 2026, amount excludes 7,542,227 warrants outstanding as the exercise price of $4.00 per share exceeded the closing share price of our common stock.
(2)
Calculated as (i) total equity divided by (ii) number of shares of common stock outstanding and RSUs at period end.

II. Our Portfolio

The table below summarizes our loans receivable held-for-investment as of June 30, 2026 ($ in thousands):

					Weighted Average(3)
	Number of Loans	Loan Commitment(1)	Unpaid Principal Balance	Carrying Value(2)	Yield to Maturity(4)	Term to Initial Maturity	Term to Fully Extended Maturity(5)	Weighted Average Origination LTV (6)	Weighted Average Adjusted LTV (7)
Senior and subordinate loans	26	$3,531,629	$3,356,628	$2,839,030	5.8%	0.4 years	0.7 years	73.3%	80.3%

(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Net of specific CECL reserves of $516.8 million.
(3)
Weighted averages are based on unpaid principal balance.
(4)
Represents the weighted average annualized yield to initial maturity of each loan, inclusive of coupon, and fees received, based on the applicable floating benchmark rate/floors (if applicable), in place as of June 30, 2026. For loans placed on non-accrual, the annualized yield to initial maturity used in calculating the weighted average annualized yield to initial maturity is 0%.
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

Portfolio Activity and Overview

The following table details our individual loans receivable held-for-investment based on unpaid principal balances as of June 30, 2026 ($ in thousands):

Loan Number	Loan Type	Origination Date	Loan Commitment (1)	Unpaid Principal Balance	Carrying Value (2)	Origination LTV(3)	Fully Extended Maturity(4)	Property Type (5)	Construction (5,6)	Location	Risk Rating (7)
1	Senior	12/16/2021	$405,000	$402,341	$250,000	n/m	7/31/2025	Multifamily	-	CA	5
2	Senior	9/26/2019	319,900	229,823	190,800	n/m	3/31/2026	Office	-	GA	5
3	Senior	6/30/2022	224,938	224,938	224,621	63.9%	6/30/2029	Hospitality	-	CA	3
4	Senior	7/12/2018	208,000	208,000	209,350	52.9%	8/1/2028	Hospitality	-	NY	3
5	Senior	4/14/2022	176,798	176,798	176,680	55.7%	10/30/2026	Multifamily	-	MI	3
6	Senior	1/14/2022	170,000	170,000	88,900	n/m	1/14/2027	Multifamily	-	CO	5
7	Senior	1/9/2018	159,905	159,905	120,100	n/m	1/9/2024	Land	-	VA	5
8	Senior	9/8/2022	160,000	155,000	100,900	n/m	9/8/2027	Multifamily	-	AZ	5
9	Senior	4/26/2022	151,698	139,975	90,000	n/m	4/26/2027	Multifamily	-	TX	5
10	Senior	12/10/2021	130,000	130,000	129,852	75.6%	12/10/2026	Multifamily	-	VA	2
11	Senior	6/17/2022	126,535	126,535	90,900	n/m	6/17/2027	Multifamily	-	TX	5
12	Subordinate	12/9/2021	125,000	125,000	124,969	80.3%	1/1/2027	Office	-	IL	3
13	Senior	11/4/2022	124,200	119,379	119,599	43.1%	11/9/2026	Mixed-use	Y	MA	3
14	Senior	4/29/2019	117,323	115,536	115,269	61.5%	10/29/2026	Mixed-use	-	NY	3
15 (8)	Senior	7/20/2021	113,468	113,468	113,809	76.2%	7/20/2026	Multifamily	-	IL	3
16 (8)	Senior	12/21/2022	109,600	109,600	109,509	60.9%	12/21/2027	Multifamily	-	WA	3
17	Senior	7/30/2024	104,455	102,376	102,040	82.4%	10/21/2026	Retail	-	NJ	3
18	Senior	8/2/2021	92,200	90,414	71,100	n/m	8/2/2026	Office	-	CA	5
19	Senior	12/15/2021	86,000	86,000	86,000	58.5%	12/15/2026	Mixed-use	-	TN	3
20	Senior	8/1/2022	115,250	78,500	78,500	82.1%	7/30/2026	Hospitality	Y	NY	4
21 (9)	Senior	7/27/2022	74,850	74,850	70,064	n/m	7/27/2027	Multifamily	-	UT	5
22	Senior	1/19/2022	73,677	68,676	68,596	51.2%	1/19/2027	Hospitality	-	TN	3
23	Senior	8/27/2021	79,960	66,642	24,600	n/m	8/27/2026	Office	-	GA	5
24	Senior	4/5/2019	50,000	50,000	50,000	49.0%	4/6/2028	Retail	-	NY	3
25	Senior	4/5/2019	31,345	31,345	31,345	n/m	4/5/2028	Other	-	Other	3
26	Senior	7/1/2019	1,527	1,527	1,527	n/m	12/30/2020	Other	-	Other	5
Total			3,531,629	3,356,628	2,839,030
General CECL reserve					(48,751)
Grand Total/Weighted Average			$3,531,629	$3,356,628	$2,790,279				7%		3.8

(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Net of specific CECL reserves of $516.8 million.
(3)
Origination LTV represents “loan-to-value” or “loan-to-cost,” which is calculated as our total loan commitment upon origination, as if fully funded, plus any financings that are pari passu with or senior to our loan, divided by our estimate of either (1) the value of the underlying real estate, determined in accordance with our underwriting process (typically consistent with, if not less than, the value set forth in a third-party appraisal) or (2) the borrower’s projected, fully funded cost basis in the asset, in each case as we deem appropriate for the relevant loan and other loans with similar characteristics. Underwritten values and projected costs should not be assumed to reflect our judgment of current market values or project costs, which may have changed materially since the date of origination. Weighted average origination LTV of 73.3% is based on loan commitment, including non-consolidated senior interests and pari passu interests, and excludes risk rated 5 loans.
(4)
Fully extended maturity assumes all extension options are exercised by the borrower upon satisfaction of the applicable conditions.
(5)
Classification of property type and construction status reflect the state of collateral as of June 30, 2026.
(6)
Percent of total construction loans based on loan commitments as of June 30, 2026.
(7)
Weighted average risk rating weighted by carrying value net of specific CECL reserves.
(8)
In July 2026, this loan was repaid in full.
(9)
In July 2026, this loan was repaid in accordance with the terms of the discounted payoff agreement with the borrower. See Note 3 - Loan Portfolio - Loan Modifications to our consolidated financial statements for further detail.

The following table summarizes changes in unpaid principal balance for our loans receivable held-for-investment ($ in thousands):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Unpaid principal balance, beginning of period	$3,506,048	$4,057,357
Advances on existing loans	8,439	30,615
Repayments of loans receivable	(20,880)	(265,609)
Assignment of loan receivable to lender	-	(71,356)
Sale of loan receivable	-	(220,000)
Transfer to real estate owned, held-for-investment (See Note 5)	(25,437)	(62,837)
Transfer to loans receivable held-for-sale	(111,542)	(111,542)
Unpaid principal balance, end of period	$3,356,628	$3,356,628

During the three months ended June 30, 2026, we resolved $25.4 million of unpaid principal balance prior to charge-offs through a mortgage foreclosure and received $20.9 million of partial loan repayments. During the six months ended June 30, 2026, we resolved $634.2 million of unpaid principal balance prior to charge-offs, including $460.3 million of watchlist loans, and received $24.8 million of partial loan repayments. Such resolutions included (i) $240.8 million of full loan repayments, (ii) a $220.0 million loan sale below par, (iii) $102.0 million of mortgage foreclosures prior to charge-offs, and (iv) $71.4 million related to the assignment of our right, title, and interest in a loan receivable and the collateral property to our financing counterparty in exchange for full extinguishment of amounts due under the related financing.

Subsequent to June 30, 2026, we resolved $409.5 million of unpaid principal balance prior to charge-offs, including $186.4 million of watchlist loans. Such resolutions included (i) $223.1 million of full loan repayments, (ii) a $111.5 million loan sale below par, and (iii) a $74.9 million discounted loan payoff.

Real Estate Owned

To maximize recovery from certain defaulted loans, we have assumed legal title and/or physical possession of the collateral property underlying such loan receivables. As of June 30, 2026, our portfolio includes nine real estate owned assets with a total carrying value of $723.7 million (including related net lease intangible assets and deferred leasing costs), of which one was acquired through a mortgage foreclosure during the quarter ended June 30, 2026. Such real estate owned assets are not included in the summary of our loan portfolio table above. The following table details the carrying value of each of our real estate owned assets reflected on our consolidated balance sheet as of June 30, 2026 ($ in thousands):

			Carrying Value
Property Type	Location	Foreclosure Date	Real Estate, Net	Lease Intangibles, Net (1)	Deferred Leasing Costs, Net (1)	Total
Hotel Portfolio	New York, NY	February 2021	$319,223	$-	$-	$319,223
Land Parcel	New York, NY	December 2025	94,277	-	-	94,277
Multifamily	Henderson, NV	June 2025	74,059	-	-	74,059
Multifamily	Dallas, TX	July 2025	61,099	341	41	61,481
Multifamily	Phoenix, AZ	May 2025	40,251	-	-	40,251
Multifamily	Dallas, TX	January 2026	36,286	448	-	36,734
Multifamily	Dallas, TX	May 2026	22,153	275	-	22,428
Total real estate owned held-for-investment, June 30, 2026			647,348	1,064	41	648,453
Mixed-use	New York, NY	June 2023	53,141	-	-	53,141
Multifamily	Dallas, TX	July 2025	22,148	-	-	22,148
Total real estate owned held-for-sale, June 30, 2026			75,289	-	-	75,289
Total real estate owned, June 30, 2026			$722,637	$1,064	$41	$723,742

(1)
Amounts included in other assets or other liabilities on our consolidated balance sheets.

The following table presents detail related to changes in our real estate owned held-for-investment, net, during the six months ended June 30, 2026 ($ in thousands):

	Gross Cost	Accumulated Depreciation	Real Estate Owned Held-for-Investment, Net
Total, December 31, 2025	$736,736	$(6,731)	$730,005
Foreclosure of multifamily property including capitalized transaction costs	59,118	-	59,118
Capital expenditures	4,747	-	4,747
Sale of multifamily property	(47,502)	883	(46,619)
Transfer to real estate owned held-for-sale	(93,302)	2,135	(91,167)
Depreciation expense	-	(8,736)	(8,736)
Total, June 30, 2026	$659,797	$(12,449)	$647,348

Fair values of collateral assets used to determine the initial estimated fair value of real estate owned are calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach. Estimates of fair values used to determine real estate owned upon acquisition may include, among others, assumptions of property specific cash flows over estimated holding periods, assumptions of property redevelopment costs, assumptions of leasing activities, discount rates, market and terminal capitalization rates, and, with respect to land, value per buildable square foot. These assumptions are based upon the nature of the properties, recent and projected property cash flows, recent sales and lease comparables, and anticipated real estate and capital market conditions, among other factors which we may deem relevant. Estimates of fair values used to determine real estate owned upon acquisition during the six months ended June 30, 2026 include assumptions of a market capitalization rate ranging from 5.00% to 5.75% and a discount rate of 8.00%.

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

Our Manager evaluates the credit quality of each of our loans receivable on an individual basis and assigns a risk rating at least quarterly. We have developed a loan grading system for all of our outstanding loans receivable that are collateralized directly or indirectly by real estate. Grading criteria include, but are not limited to, as-is or as-stabilized debt yield, term of loan, property type, property or collateral location, loan type, structure, collateral cash flow volatility and other more subjective variables that include, but are not limited to, as-is or as-stabilized collateral value, market conditions, industry conditions, borrower/sponsor financial stability, and borrower/sponsor exit plan. While evaluating the credit quality of each loan within our portfolio, we assess these quantitative and qualitative factors as a whole and with no pre-prescribed weight on their impact to our determination of a loan’s risk rating. However, based upon the facts and circumstances for each loan and the overall market conditions, we may consider certain previously mentioned factors more or less relevant than others. We utilize the grading system to determine each loan’s risk of loss and to provide a determination as to whether an individual loan is impaired and whether a specific CECL reserve is necessary. Based on a 5-point scale, the loans are graded “1” through “5,” from less risk to greater risk, respectively. The weighted average risk rating of our loans receivable held-for-investment portfolio was 3.8 as of June 30, 2026, weighted by carrying value net of specific CECL reserves.

Current Expected Credit Losses

The current expected credit loss reserve required under GAAP reflects our current estimate of potential credit losses related to our loan portfolio, which may fluctuate depending on market conditions and changes in our loan portfolio. See Note 2 to our consolidated financial statements for further detail of our current expected credit loss reserve methodology. The following table illustrates the changes in the current expected credit loss reserve for our loans receivable held-for-investment for the six months ended June 30, 2026 and 2025 ($ in thousands):

		General CECL Reserve
	Specific CECL Reserve	Loans Receivable Held-for- Investment	Unfunded Loan Commitments(2)	Total General CECL Reserve	Accrued Interest Receivable(1)	Total CECL Reserve
Total reserve, December 31, 2024	$120,920	$122,110	$5,546	$127,656	$17,794	$266,370
Provision (reversal)	41,458	(3,975)	100	(3,875)	3,540	41,123
Charge-offs	(43,113)	-	-	-	(3,540)	(46,653)
Total reserve, March 31, 2025	$119,265	$118,135	$5,646	$123,781	$17,794	$260,840
Provision	143,121	14,460	958	15,418	30,950	189,489
Charge-offs	(68,909)	-	-	-	(2,915)	(71,824)
Total reserve, June 30, 2025	$193,477	$132,595	$6,604	$139,199	$45,829	$378,505

Total reserve, December 31, 2025	$365,424	$73,328	$4,340	$77,668	$26,782	$469,874
Provision (reversal)	32,368	(25,710)	(1,864)	(27,574)	26,578	31,372
Charge-offs	(48,977)	-	-	-	(12,884)	(61,861)
Total reserve, March 31, 2026	$348,815	$47,618	$2,476	$50,094	$40,476	$439,385
Provision (reversal)	211,581	1,133	(642)	491	(3,233)	208,839
Charge-offs	(43,593)	-	-	-	(390)	(43,983)
Total reserve, June 30, 2026	$516,803	$48,751	$1,834	$50,585	$36,853	$604,241

(1)
CECL reserves for accrued interest receivable are included in other assets on our consolidated balance sheets.
(2)
CECL reserves for unfunded commitments are included in other liabilities on our consolidated balance sheets.

The following table illustrates our specific and general CECL reserves as a percentage of total unpaid principal balance of loans receivable held-for-investment as of June 30, 2026, December 31, 2025, June 30, 2025, and December 31, 2024:

	Specific CECL Reserve (1)	General CECL Reserve (2)	Total CECL Reserve (3)
Reserve at December 31, 2024	18.2%	2.3%	4.0%
Reserve at June 30, 2025	12.9%	3.8%	6.4%
Reserve at December 31, 2025	26.0%	2.9%	10.9%
Reserve at June 30, 2026	32.0%	2.9%	16.9%

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

Specific CECL Reserves

In certain circumstances, we may determine that a borrower is experiencing financial difficulty, and, if the repayment of the loan’s principal is collateral dependent, the loan is no longer suited for the WARM method. In these instances, there have been diminutions in the fair value and performance of the collateral property primarily as a result of reduced tenant and/or capital markets demand for such property types in the markets in which these assets and borrowers operate. For such loans, we seek resolutions through a variety of means including, but not limited to, foreclosures on the collateral asset, sales of our loan receivable, and discounted loan payoffs. If we anticipate assuming legal title and/or physical possession of the collateral property and the fair value of the collateral asset is determined to be below the carrying value of our loan, we may recognize a specific CECL reserve. Furthermore, in certain circumstances, we may recognize a specific CECL reserve based upon anticipated proceeds from the disposition of our loan. The following table presents a summary of our risk rated 5 loans receivable held-for-investment as of June 30, 2026 ($ in thousands):

Property Type	Location	Unpaid Principal Balance	Carrying Value Before Specific CECL Reserve	Specific CECL Reserve	Net Carrying Value
Multifamily	CA	$402,341	$402,223	$(152,223)	$250,000
Multifamily	CO	170,000	170,000	(81,100)	88,900
Multifamily	AZ	155,000	155,000	(54,100)	100,900
Multifamily	TX	139,975	139,460	(49,460)	90,000
Multifamily	TX	126,535	126,535	(35,635)	90,900
Multifamily (1)	UT	74,850	74,950	(4,886)	70,064
Total Multifamily		1,068,701	1,068,168	(377,404)	690,764
Land	VA	159,905	159,905	(39,805)	120,100
Total Land		159,905	159,905	(39,805)	120,100
Office	GA	229,823	229,823	(39,023)	190,800
Office	CA	90,414	90,027	(18,927)	71,100
Office	GA	66,642	66,244	(41,644)	24,600
Total Office		386,879	386,094	(99,594)	286,500
Other (2)	Other	1,527	1,527	-	1,527
Total Other		1,527	1,527	-	1,527
Total		$1,617,012	$1,615,694	$(516,803)	$1,098,891

(1)
In July 2026, this loan was repaid in accordance with the terms of the discounted payoff agreement with the borrower. See Note 3 - Loan Portfolio - Loan Modifications to our consolidated financial statements for further detail.
(2)
Amounts deemed uncollectible have been charged-off as of June 30, 2026.

Fair values of collateral assets used to determine specific CECL reserves are calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach. Estimates of fair values used to determine specific CECL reserves may include, among others, assumptions of property specific cash flows over estimated holding periods, assumptions of property redevelopment costs, assumptions of leasing activities, discount rates, market and terminal capitalization rates, and, with respect to land, value per buildable square foot. These assumptions are based upon the nature of the properties, recent and projected property cash flows, recent sales and lease comparables, and anticipated real estate and capital market conditions, among other factors which we may deem relevant. Estimates of fair values used to determine specific CECL reserves as of June 30, 2026 include discount rates ranging from 6.0% to 20.0%, market and terminal capitalization rates ranging from 4.72% to 8.75%, and, with respect to the land loan, value per buildable square foot of $140 based on current entitlements.

Historical Originations and Realizations

The following table presents our loan commitment originations, loan commitment realizations, and the amount of principal charge-offs recognized for each origination vintage year as of June 30, 2026 by year of origination ($ in thousands):

		Total by Origination Year as of June 30, 2026
	Total	2026	2025	2024(2)	2023	2022	2021	2020 and Prior
Loan Commitment Originations (1)	$18,150,955	$-	$-	$104,455	$101,059	$3,463,564	$2,959,122	$11,522,755
Loan Commitment Realizations through Repayment, Sale, or Assignment	$13,468,185	$-	$-	$-	$101,059	$1,567,843	$1,813,911	$9,985,372
Principal Charge-offs from Repayment or Sale	$418,358	$-	$-	$-	$315	$94,122	$8,251	$315,670
Loan Commitment Realizations through REO	$834,893	$-	$-	$-	$-	$349,347	$83,901	$401,645
Principal Charge-offs from REO (3)	$155,919	$-	$-	$-	$-	$48,571	$39,900	$67,448

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

Portfolio Financing

Our financing arrangements include repurchase agreements, a term participation facility, asset-specific financings, debt related to real estate owned hotel portfolio, and secured term loan borrowings.

The following table summarizes our secured financings ($ in thousands):

	June 30, 2026
	Capacity	Borrowings Outstanding	Weighted Average Spread(1)
Repurchase agreements and term participation facility	$3,576,841	$1,866,019	+ 2.87%
Secured term loan	500,000	500,000	+ 6.75%
Debt related to real estate owned hotel portfolio	235,000	235,000	+ 3.18%
Total/Weighted Average	$4,311,841	$2,601,019	+ 3.64%

(1)
Weighted average spread over the applicable benchmark rate is based on unpaid principal balance. SOFR as of June 30, 2026 was 3.65%.

See Note 6 - Debt Obligations to our consolidated financial statements for further detail.

Repurchase Agreements and Term Participation Facility

We finance certain of our loans and multifamily real estate owned properties using repurchase agreements and a term participation facility. As of June 30, 2026, aggregate borrowings outstanding under our repurchase agreements and term participation facility totaled $1.9 billion, with a weighted average spread of SOFR plus 2.87% per annum based on unpaid principal balance. As of June 30, 2026, the loans receivable securing the outstanding borrowings under these facilities had a weighted average term to initial maturity and fully extended maturity of 0.4 years and 0.8 years, respectively, assuming all conditions to extend are met. Further, we have a repurchase agreement that specifically provides for the ability to finance (i) loans receivable, including those which may be delinquent or in default, and (ii) real estate owned assets subsequent to assuming legal title and/or physical possession of the collateral property. As of June 30, 2026, $199.2 million of borrowings outstanding relate to our multifamily real estate owned assets.

Each repurchase agreement contains “margin maintenance” provisions, which are designed to allow the counterparty to require the delivery of cash or other assets to de-lever financings on assets that are determined to have experienced a diminution in value. Since inception through June 30, 2026, we have not received any margin calls under any of our repurchase agreements.

Secured Term Loan

In January 2026, we refinanced our prior secured term loan with a new secured term loan which provides for an aggregate principal amount of $500.0 million and a maturity date of January 30, 2030. Our secured term loan is presented net of any discounts and transaction costs which are deferred and recognized as interest expense over the life of the loan using the effective interest method. As of June 30, 2026, our secured term loan has an unpaid principal balance of $500.0 million and a carrying value of $467.7 million. As consideration for and in connection with entering into our new secured term loan in January 2026, we issued detachable warrants to purchase up to 7,542,227 shares of our common stock at an exercise price of $4.00 per share, with an expiration date of January 2037. Value allocated to the detachable warrants is classified as equity and created a corresponding discount on our secured term loan in the same amount.

Debt Related to Real Estate Owned Hotel Portfolio

On February 8, 2021, we assumed a $300.0 million securitized senior mortgage in connection with a foreclosure on a hotel portfolio which, subsequent thereto, was modified to provide for, among other things, total principal payments of $25.0 million, an extension of the contractual maturity date to February 9, 2025, and the designation of a portion of the loan becoming partial recourse to us. Upon maturity in February 2025, we entered into forbearance agreements with our lender through September 9, 2025 and concurrently repaid $5.0 million of the principal balance. On June 9, 2025, we refinanced our debt related to real estate owned hotel portfolio with a non-recourse senior mortgage in the amount of $235.0 million. Such financing matures on June 9, 2027, and we may extend the maturity to June 9, 2030 pursuant to three one-year extension options, subject to meeting prescribed conditions. As of June 30, 2026, our debt related to real estate owned hotel portfolio has an unpaid principal balance of $235.0 million, a carrying value of $232.4 million and a stated rate of SOFR plus 3.18%. See Derivatives below for further detail of our interest rate cap.

Derivatives

Prior to the June 2025 refinance of our debt related to real estate owned hotel portfolio, we acquired interest rate caps with maturity dates and notional amounts equal to that of the then maturity dates and outstanding principal balance of our debt related to real estate owned hotel portfolio, respectively, and strike rates ranging from 3.0% to 5.0% which effectively limited the maximum interest rate to 7.94% through the then contractual maturity. Concurrent with refinancing our debt related to real estate owned hotel portfolio in June 2025, we acquired an interest rate cap for a price of $71,000 with a notional amount of $235.0 million, a strike rate of 6.79%, and a maturity date of June 2027, which effectively limits the maximum interest rate of our debt related to real estate owned hotel portfolio to 9.97%.

Changes in the fair value of our interest rate cap are recorded as an unrealized gain or loss on interest rate cap on our consolidated statements of operations and the fair value is recorded in other assets on our consolidated balance sheets. Proceeds received from our counterparty related to the interest rate cap are recorded as proceeds from interest rate cap on our consolidated statements of operations. As of June 30, 2026 and December 31, 2025, the fair value of our interest rate cap was de minimis. During the three and six months ended June 30, 2026 and 2025, we did not recognize any proceeds from our interest rate caps.

Financial Covenants

Our financing agreements generally contain certain financial covenants. As of June 30, 2026, we are in compliance with all financial covenants under our financing agreements.

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

Repurchase Agreements and Term Participation Facility

As calculated in accordance with our repurchase agreements and our term participation facility and as of June 30, 2026, (i) our tangible net worth shall not be less than $1.0 billion plus 75% of the aggregate cash proceeds received by us after January 30, 2026 from any equity issuances, capital contributions, and/or subscriptions (net of any related costs), (ii) our total debt to equity ratio shall not exceed 3.50 to 1.00, and (iii) our cash liquidity shall not be less than the greater of (x) $20.0 million or (y) 5% of total recourse indebtedness (which includes our secured term loan). For the quarters ending June 30, 2026 to June 30, 2027, there is no measurement of our ratio of earnings before interest, taxes, depreciation, and amortization to interest charges (our “Interest Coverage Ratio”). Commencing with the quarters ending September 30, 2027 and December 31, 2027, our Interest Coverage Ratio shall not be less than 1.10 to 1.00. Subsequent thereto, our Interest Coverage Ratio shall not be less than (i) 1.20 to 1.00 for the quarters ending March 31, 2028 and June 30, 2028 and (ii) 1.30 to 1.00 for the quarters ending September 30, 2028 and thereafter.

Secured Term Loan

As calculated in accordance with our new secured term loan agreement and effective upon its closing, (i) our tangible net worth shall not be less than $1.0 billion plus 75% of the aggregate cash proceeds received by us after January 30, 2026 from any equity issuances, capital contributions, and/or subscriptions (net of any related costs) and (ii) our total debt to equity ratio shall not exceed 3.50 to 1.00. For the quarters ending June 30, 2026 to June 30, 2027, there is no measurement of our Interest Coverage Ratio. Commencing with the quarters ending September 30, 2027 and December 31, 2027, our Interest Coverage Ratio shall not be less than 1.10 to 1.00. Subsequent thereto, our Interest Coverage Ratio shall not be less than (i) 1.20 to 1.00 for the quarters ending March 31, 2028 and June 30, 2028 and (ii) 1.30 to 1.00 for the quarters ending September 30, 2028 and thereafter.

Non-Consolidated Senior Interests Sold and Non-Consolidated Senior Interests Held by Third Parties

In certain instances, we use structural leverage through the non-recourse syndication of a match-term senior loan interest to a third party which qualifies for sale accounting under GAAP, or through the acquisition of a subordinate loan for which a non-recourse senior interest is retained by a third party. In such instances, the senior loan is not included on our consolidated balance sheets.

The following table summarizes our non-consolidated senior interest and related retained subordinate interest as of June 30, 2026 ($ in thousands):

	Loan Count	Loan Commitment	Unpaid Principal Balance	Carrying Value	Weighted Average Interest Rate (1)	Term to Initial Maturity (in years)	Term to Fully Extended Maturity (in years) (2)
Fixed rate non-consolidated senior loans	1	$830,000	$830,000	N/A	3.47%	0.5	0.5
Retained fixed rate subordinate loans	1	$125,000	$125,000	$124,969	8.50%	0.5	0.5

(1)
Weighted average is based on unpaid principal balance.
(2)
Term to fully extended maturity is determined based on the maximum maturity of each of the corresponding loans, assuming all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.

Floating and Fixed Rate Portfolio

Our business model seeks to minimize our exposure to changing interest rates by originating floating rate loans and financing them with floating rate liabilities. Further, we seek to match the benchmark rate index in the floating rate loans we originate with the benchmark index used in the related floating rate financings. Generally, we use SOFR as the benchmark rate index in both our floating rate loans and floating rate financings. As of June 30, 2026, 96.2% of our loans receivable held-for-investment based on unpaid principal balance were floating rate and indexed to SOFR. All of our financing is floating rate and indexed to SOFR, which resulted in approximately $629.1 million of net floating rate exposure.

The following table details our net floating rate exposure as of June 30, 2026 ($ in thousands):

Net Floating Rate Exposure
Floating rate loans receivable	$3,230,101
Floating rate liabilities secured by loans receivable	(1,666,854)
Net floating rate exposure - loan portfolio (1)	1,563,247
Floating rate liabilities secured by real estate owned assets	(434,165)
Secured term loan	(500,000)
Net floating rate exposure	$629,082

(1)
As of June 30, 2026, amount includes $931.1 million of net floating rate exposure related to loans on non-accrual status and a $39.1 million floating rate liability related to a loan receivable classified as held-for-sale.

As of June 30, 2026 and aside from our interest rate cap on our debt related to real estate owned hotel portfolio, we do not employ interest rate derivatives (interest rate swaps, caps, collars or floors) to hedge our asset or liability portfolio, but we may do so in the future.

Results of Operations – Three Months Ended June 30, 2026 and March 31, 2026

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

Operating Results

The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2026, and March 31, 2026 ($ in thousands, except per share data):

	Three Months Ended
	June 30, 2026	March 31, 2026	$ Change
Revenue
Interest and related income	$46,251	$58,999	$(12,748)
Less: interest and related expense	46,603	50,894	(4,291)
Net interest (expense) income	(352)	8,105	(8,457)
Revenue from real estate owned	30,065	21,414	8,651
Total net revenue	29,713	29,519	194
Expenses
Management fees - affiliate	7,077	7,347	(270)
General and administrative expenses	4,722	3,212	1,510
Stock-based compensation expense	1,489	2,317	(828)
Real estate owned:
Operating expenses	20,550	18,054	2,496
Interest expense	8,947	9,176	(229)
Depreciation and amortization	6,144	6,399	(255)
Total expenses	48,929	46,505	2,424
Gain on sale of real estate owned	341	-	341
Loss from equity method investment	(43)	(38)	(5)
Loss on extinguishment of debt	-	(5,898)	5,898
Valuation adjustment for real estate owned held-for-sale	(29,623)	-	(29,623)
Provision for current expected credit loss reserve	(208,839)	(31,372)	(177,467)
Recovery of principal charge-offs	1,949	-	1,949
Net loss	$(255,431)	$(54,294)	$(201,137)
Net loss per share of common stock:
Basic and diluted	$(1.81)	$(0.39)	$(1.42)

Comparison of the three months ended June 30, 2026 and March 31, 2026

Net Revenue

Total net revenue increased $0.2 million during the three months ended June 30, 2026, compared to the three months ended March 31, 2026. The increase is primarily due to an increase in revenue from real estate owned of $8.7 million attributable to an increase in revenue at the hotel portfolio compared to the three months ended March 31, 2026 due to expected seasonally higher overall occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) levels. Such increase was partially offset by a decrease in net interest income of $8.5 million, which was driven by a decrease in interest income of $12.7 million primarily as a result of decreased average loans receivable balances as well as an additional loan on non-accrual status, partially offset by a decrease in interest expense of $4.3 million due to loan realizations in 2026, the proceeds from which were primarily used to reduce financing balances.

Expenses

Expenses are primarily comprised of base management fees payable to our Manager, general and administrative expenses, stock-based compensation expense, operating expenses from real estate owned, interest expense from real estate owned, and depreciation and amortization on real estate owned and related in-place and other lease intangible values. Operating expenses from real estate owned primarily include real estate taxes, utilities, repairs and maintenance, personnel costs of third-party property managers, property management fees incurred to third-parties, insurance, marketing, and general and administrative expenses specific to our real estate owned properties. Expenses increased by $2.4 million during the three months ended June 30, 2026, as compared to the three months ended March 31, 2026, primarily due to:

(i)
an increase in operating expenses from real estate owned of $2.5 million during the comparative period, due to higher variable operating expenses in connection with higher occupancy levels at the hotel portfolio due to seasonality and operating expenses incurred at the multifamily properties foreclosed on in 2026;
(ii)
an increase in general and administrative expenses of $1.5 million primarily as a result of an increase in certain non-recurring charges incurred over the comparative period generally related to legal fees incurred for loan and REO investment related matters;
(iii)
partially offset by a decrease in stock-based compensation expense of $0.9 million during the comparative period due to the vesting period of previously issued restricted stock units ending on April 1, 2026 and the remaining unvested restricted stock unit grants having a grant date fair value less than that of the grant which vested;
(iv)
further offset by a decrease in management fees of $0.3 million as a result of lower stockholders’ equity compared to the comparative period.

Gain on Sale of Real Estate Owned

During the three months ended June 30, 2026, we sold a multifamily property located in Dallas, TX to an unaffiliated purchaser, which resulted in a gain on sale of $0.3 million. During the three months ended March 31, 2026, there were no sales of our real estate owned assets.

Loss from Equity Method Investment

During the three months ended June 30, 2026 and the three months ended March 31, 2026, we recognized de minimis losses from our equity method investment as a result of the net losses recognized by our investee during each respective period.

Loss on Extinguishment of Debt

During the three months ended March 31, 2026, we recognized a $5.9 million loss on extinguishment of debt in connection with the refinancing of our prior secured term loan. There were no such losses recognized during the three months ended June 30, 2026.

Valuation Adjustment for Real Estate Owned Held-for-Sale

As of June 30, 2026 we determined that our mixed-use real estate owned asset and one of our multifamily real estate owned assets met the held-for-sale criteria. As a result, we reclassified these assets to real estate owned held-for-sale and recognized a $29.6 million loss through our valuation adjustment for real estate owned held-for-sale based upon anticipated sales price, less estimated costs to sell, and the carrying values of the assets (including related net lease intangible assets and deferred leasing costs) prior to reclassification. No such valuation adjustments were made during the three months ended March 31, 2026.

Provision for Current Expected Credit Loss Reserve

During the three months ended June 30, 2026, we recorded a provision for current expected credit losses of $208.8 million, which consisted of $211.6 million of additional provision for our specific CECL reserves and $0.5 million of additional provision for our general CECL reserves, offset in part by a $3.2 million reversal of our CECL reserves on accrued interest receivable. The additional provision for our specific CECL reserves is primarily attributable to specific reserves determined on loans now classified as risk rated 5, changes to collateral values, protective advances made on certain loans, and additional provision for a loan that was reclassified as held-for-sale. The additional provision for our general CECL reserves is primarily attributable to changes in expected remaining duration within our loan portfolio, offset in part by a reduction in the size of our loan portfolio subject to determination of the general CECL reserve, seasoning of our loan portfolio, and changes in the historical loss rate of the analogous data set. The reversal of our CECL reserves on accrued interest receivable is attributable to the collection of previously reserved past-due interest on loans that remain on non-accrual status.

During the three months ended March 31, 2026, we recorded a provision for current expected credit losses of $31.4 million, which consisted of $32.4 million of additional provision for our specific CECL reserves and $26.6 million of additional provision for our CECL reserves on accrued interest receivable, offset in part by a $27.6 million reversal of our general CECL reserves. The additional provision for our specific CECL reserves was primarily attributable to protective advances made on certain loans and a specific CECL reserve determined on a loan that was sold and had not previously been classified as held-for-sale. The additional provision for our CECL reserves on accrued interest receivable was attributable to reserving against outstanding interest due to us upon a loan being placed on non-accrual status during such period, offset in part by a reduction in reserves upon the receipt of past due interest. The reversal of our general CECL reserves was primarily attributable to a reduction in the size of our loan portfolio subject to determination of the general CECL reserve, seasoning of our loan portfolio, and changes in the historical loss rate of the analogous data set, offset in part by changes in risk ratings and expected remaining duration within our loan portfolio.

Recovery of Principal Charge-Offs

During the three months ended June 30, 2026, we recorded a recovery of principal charge-offs of $1.9 million related to a loan sale completed in 2023, where concurrent with the sale, our TRS entered into an agreement with the transferee which provides for a share of cash flows upon the transferee achieving certain financial metrics. In May 2026, the transferee achieved the necessary financial metrics, and under the terms of such agreement, our TRS received $1.9 million. There were no such recoveries recognized during the three months ended March 31, 2026.

Results of Operations – Six Months Ended June 30, 2026 and June 30, 2025

The following table sets forth information regarding our consolidated results of operations for the six months ended June 30, 2026 and 2025 ($ in thousands, except per share data):

	Six Months Ended
	June 30, 2026	June 30, 2025	$ Change
Revenue
Interest and related income	$105,250	$226,176	$(120,926)
Less: interest and related expense	97,497	171,222	(73,725)
Net interest income	7,753	54,954	(47,201)
Revenue from real estate owned	51,479	40,053	11,426
Total net revenue	59,232	95,007	(35,775)
Expenses
Management fees - affiliate	14,424	16,594	(2,170)
General and administrative expenses	7,934	9,306	(1,372)
Stock-based compensation expense	3,806	9,836	(6,030)
Real estate owned:
Operating expenses	38,604	28,611	9,993
Interest expense	18,123	14,718	3,405
Depreciation and amortization	12,543	1,283	11,260
Total expenses	95,434	80,348	15,086
Gain (loss) on sales of real estate owned	341	(1,640)	1,981
Loss from equity method investment	(81)	(61)	(20)
Loss on extinguishment of debt	(5,898)	(547)	(5,351)
Valuation adjustment for real estate owned held-for-sale	(29,623)	(362)	(29,261)
Provision for current expected credit loss reserve	(240,211)	(230,612)	(9,599)
Recovery of principal charge-offs	1,949	-	1,949
Valuation adjustment for loan receivable held-for-sale	-	(41,767)	41,767
Net loss	$(309,725)	$(260,330)	$(49,395)
Net loss per share of common stock:
Basic and diluted	$(2.20)	$(1.86)	$(0.34)

Comparison of the six months ended June 30, 2026 and June 30, 2025

Net Revenue

Total net revenue decreased $35.8 million during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The decrease is primarily due to a decrease in net interest income of $47.2 million, which was driven by a decrease in interest income of $120.9 million as a result of a reduction in the size of our loan portfolio and an increase in the portion of loans on non-accrual status during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. This decrease was partially offset by a decrease in interest expense of $73.7 million primarily as a result of lower average borrowing levels, and an increase in revenue from real estate owned of $11.4 million attributable to revenue recognized from the multifamily properties we foreclosed on in 2025 and 2026, offset in part by a reduction in revenue from our mixed-use real estate owned asset as a result of partial asset sales during 2025.

Expenses

Expenses are primarily comprised of base management fees payable to our Manager, general and administrative expenses, stock-based compensation expense, operating expenses from real estate owned, interest expense from real estate owned, and depreciation and amortization on real estate owned and related in-place and other lease intangible values. Operating expenses from real estate owned primarily include real estate taxes, utilities, repairs and maintenance, personnel costs of third-party property managers, property management fees incurred to third-parties, insurance, marketing, and general and administrative expenses specific to our real estate owned properties. Expenses increased by $15.1 million during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to:

(i)
an increase in depreciation and amortization from real estate owned of $11.3 million primarily due to depreciation and amortization expense recognized on the multifamily properties we foreclosed on in 2025 and 2026 and depreciation expense not being recognized on the hotel portfolio during the six months ended June 30, 2025 while the hotel portfolio was classified as held-for-sale;
(ii)
an increase in operating expenses from real estate owned of $10.0 million during the comparative period, due to operating expenses such as real estate taxes, utilities, and repairs and maintenance expenses incurred from the multifamily properties we foreclosed on in 2025 and 2026;
(iii)
an increase in interest expense on real estate owned of $3.4 million during the comparative period due to interest expense recognized on debt related to the multifamily properties we foreclosed on in 2025 and 2026;
(iv)
partially offset by a decrease in stock-based compensation of $6.0 million due to the vesting period of previously issued restricted stock units ending on July 1, 2025 and April 1, 2026 and the remaining unvested restricted stock unit grants having a grant date fair value less than that of the grants which vested;
(v)
further offset by a decrease in general and administrative expenses of $1.4 million primarily as a result of a decrease in non-recurring costs incurred over the comparative period, generally related to legal and professional fees related to loan enforcement and financing related matters;
(vi)
further offset by a decrease in management fees of $2.2 million as a result of lower stockholders’ equity compared to the comparative period;

Gain (Loss) on Sales of Real Estate Owned

During the six months ended June 30, 2026, we sold a multifamily property located in Dallas, TX to an unaffiliated purchaser, which resulted in a gain on sale of $0.3 million. During the six months ended June 30, 2025 we sold five floors of primarily office space in our mixed-use property to an unaffiliated purchaser which resulted in a loss on sale of $1.6 million.

Loss from Equity Method Investment

During the six months ended June 30, 2026 and 2025, we recognized de minimis losses from our equity method investment as a result of the net losses recognized by our investee during each respective period.

Loss on Extinguishment of Debt

During the six months ended June 30, 2026 and 2025, we recognized losses on extinguishment of debt of $5.9 million and $0.5 million, respectively, due to the recognition of unamortized deferred financing costs resulting from the repayment of financing balances prior to maturity.

Valuation Adjustment for Real Estate Owned Held-For-Sale

As of June 30, 2026 we determined that our mixed-use real estate owned asset and one of our multifamily real estate owned assets met the held-for-sale criteria. As a result, we reclassified these assets to real estate owned held-for-sale and recognized a $29.6 million loss through our valuation adjustment for real estate owned held-for-sale based upon anticipated sales price, less estimated costs to sell, and the carrying values of the assets (including related net lease intangible assets and deferred leasing costs) prior to reclassification. During the six months ended June 30, 2025, we recognized an additional $0.4 million of loss through our valuation adjustment for real estate owned held-for-sale as a result of capital expenditures incurred at our hotel portfolio then classified as held-for-sale.

Provision for Current Expected Credit Loss Reserve

During the six months ended June 30, 2026, we recorded a provision for current expected credit losses of $240.2 million, which consisted of $243.9 million of additional provision for our specific CECL reserves and $23.3 million of additional provision for our CECL reserves on accrued interest receivable, offset in part by a $27.1 million reversal of our general CECL reserves. The additional provision for our specific CECL reserves is primarily attributable to specific reserves determined on loans now classified as risk rated 5, changes to collateral values, protective advances made on certain loans, and a specific reserve determined on a loan that was sold and had not been previously classified as held-for-sale. The additional provision for our CECL reserves on accrued interest receivable is attributable to reserving against outstanding interest due to us upon loans being placed on non-accrual status during the six months ended June 30, 2026, offset in part by a reduction in reserves upon the receipt of past due interest. The reversal of our general CECL reserves is primarily attributable to a reduction in the size of our loan portfolio subject to determination of the general CECL reserve, seasoning of our loan portfolio, and changes in the historical loss rate of the analogous data set, offset in part by changes in expected remaining duration within our loan portfolio.

During the six months ended June 30, 2025, we recorded a provision for current expected credit losses of $230.6 million, which consisted of $11.5 million of additional provision for our general CECL reserves, $184.6 million of additional provision for our specific CECL reserves, and $34.5 million of additional provision for our CECL reserves on accrued interest receivable. The additional provision for our general CECL reserves was primarily attributable to changes in the historical loss rate of the analogous data set and changes in risk ratings, non-accrual status, and expected remaining duration within our loan portfolio, offset in part by the seasoning of our loan portfolio and a reduction in the size of our loan portfolio subject to determination of the general CECL reserve. The additional provision for our specific CECL reserves was primarily attributable to specific reserves determined on loans then newly classified as risk rated 5, changes to collateral values, and protective advances made. The additional provision for our CECL reserves on accrued interest receivable was attributable to reserving against interest income previously recognized on loans placed on non-accrual status during such period.

Recovery of Principal Charge-Offs

During the six months ended June 30, 2026, we recorded a recovery of principal charge-offs of $1.9 million related to a loan sale completed in 2023, where concurrent with the sale, our TRS entered into an agreement with the transferee which provides for a share of cash flows upon the transferee achieving certain financial metrics. In May 2026, the transferee achieved the necessary financial metrics, and under the terms of such agreement, our TRS received $1.9 million. There were no such recoveries recognized during the six months ended June 30, 2025.

Valuation Adjustment for Loan Receivable Held-for-Sale

During the six months ended June 30, 2025, we recognized a valuation adjustment of $41.8 million for our loan receivable held-for-sale as a result of a reduction in anticipated proceeds from the sale of such loan. No such adjustments were made during the six months ended June 30, 2026.

Liquidity and Capital Resources

Capitalization

We have capitalized our business to date primarily through the issuance of shares of our common stock, issuance of warrants, and borrowings under our secured financings and secured term loan. As of June 30, 2026, we had 141,084,206 shares of our common stock outstanding, representing $1.2 billion of equity, and, in connection with entering into our new secured term loan in January 2026, had 7,542,227 of warrants outstanding with an exercise price of $4.00 per share. Further, we had $2.6 billion of outstanding borrowings under our secured financings, our secured term loan, and our debt related to real estate owned hotel portfolio. As of June 30, 2026, our secured financings consisted of four repurchase agreements with capacity of $3.2 billion and a combined outstanding balance of $1.5 billion, and a term participation facility with a capacity of $336.1 million and an outstanding balance of $329.1 million. As of June 30, 2026, our debt related to real estate owned hotel portfolio had an outstanding balance of $235.0 million and our secured term loan had an outstanding balance of $500.0 million.

Net Debt-to-Equity Ratio and Total Leverage Ratio

Net Debt-to-Equity Ratio and Total Leverage Ratio are non-GAAP measures that we use to evaluate our financial leverage, which in the case of our Total Leverage Ratio, makes certain adjustments that we believe provide a more conservative measure of our financial condition.

Net Debt-to-Equity Ratio is calculated as the ratio of asset-specific debt (i.e., repurchase agreements, term participation facility, notes payable, net, and debt related to real estate owned hotel portfolio, net) and secured term loan, less cash and cash equivalents to total equity.

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

The following table presents our Net Debt-to-Equity Ratios and Total Leverage Ratios as of June 30, 2026 and December 31, 2025 ($ in thousands, except ratio data):

	June 30, 2026	December 31, 2025
Asset-specific debt	$2,098,425	$2,595,580
Secured term loan, net	467,693	549,447
Total debt	2,566,118	3,145,027
Less: cash and cash equivalents	(90,327)	(173,186)
Net Debt	$2,475,791	$2,971,841
Total Equity	$1,237,982	$1,531,895
Net Debt-to-Equity Ratio	2.0x	1.9x
Non-consolidated senior loans	$830,000	$830,000
Total Leverage	$3,305,791	$3,801,841
Total Leverage Ratio	2.7x	2.5x

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents, interest income from our loans, proceeds from loan repayments, available borrowings under our secured financings based on existing collateral, proceeds from the issuance of incremental secured term loan or other corporate debt issuances, and proceeds from the issuance of our common stock. As circumstances warrant and to the extent permissible, we and our subsidiaries may also issue common equity, preferred equity, warrants, and/or debt, incur other debt, including term loans, or explore sales of certain of our loans receivable or real estate owned assets from time to time, dependent upon market conditions and available pricing.

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

The following table sets forth, as of June 30, 2026 and December 31, 2025, our sources of available liquidity ($ in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$90,327	$173,186
Approved and undrawn credit capacity(1)	12,797	11,446
Total sources of liquidity	$103,124	$184,632

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

The following table presents a summary of our unencumbered loans receivable held-for-investment as of June 30, 2026 ($ in thousands):

Loan Type	Loan Commitment	Unpaid Principal Balance	Carrying Value (1)	Property Type	Construction	Location	Risk Rating
Subordinate	$125,000	$125,000	$124,969	Office	-	IL	3
Senior	115,250	78,500	78,500	Hospitality	Y	NY	4
Senior	92,200	90,414	71,100	Office	-	CA	5
Senior	79,960	66,642	24,600	Office	-	GA	5
Senior	1,527	1,527	1,527	Other	-	Other	5
Total	$413,937	$362,083	$300,696

(1)
Carrying value reflects amount net of specific CECL reserves of $60.6 million.

As of June 30, 2026, we held unencumbered real estate owned assets with a total carrying value of $147.4 million, comprised of our mixed-use real estate owned asset with a carrying value of $53.1 million which is classified as held-for-sale and our land parcel real estate owned asset with a carrying value of $94.3 million.

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

On May 10, 2024, we entered into an equity distribution agreement with certain sales agents, pursuant to which we may sell, from time to time, up to an aggregate sales price of $150.0 million of our common stock pursuant to a continuous offering program (the “ATM Agreement”) under our in-place effective shelf registration. Sales of our common stock made pursuant to the ATM Agreement may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. The timing and amount of actual sales will depend on a variety of factors, including market conditions, the trading price of our common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the six months ended June 30, 2026, we did not issue any shares of our common stock pursuant to the ATM Agreement. As of June 30, 2026, the ATM Agreement has not been utilized, and $150.0 million of our common stock remained available for issuance pursuant to the ATM Agreement.

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

During the six months ended June 30, 2026 and the year ended December 31, 2025, we made deleveraging payments to certain of our financing counterparties in the amounts of $162.3 million and $579.7 million, respectively, which include $56.2 million and $150.0 million of deleveraging upon the refinancing of our secured term loan in January 2026 and the modification of our prior secured term loan in November 2025, respectively. Such deleveraging payments are generally funded from proceeds generated from the resolution of our loans receivable and real estate owned assets. In July 2026, we further deleveraged certain of our financing counterparties in the amount of $92.7 million and expect to continue to do so as agreed with our lenders. Our ability to make any future deleveraging payments or required principal repayments will depend upon the results of our operating activities, our total sources of liquidity, the timing, amount, and pace of resolutions of our loans and real estate owned assets, our financial condition, and the overall market conditions in which we operate, among other factors.

As of June 30, 2026, we had aggregate unfunded loan commitments of $175.0 million which is comprised of funding for capital expenditures and construction, leasing costs, and carry costs. The timing of these fundings will vary depending on the progress of capital projects, leasing, and cash flows at the properties securing our loans and equity contributions from our borrowers, if required. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the collateral property, but are expected to occur over the remaining loan term. In certain circumstances, conditions to funding may not be met by our borrowers and portions of our unfunded loan commitments may never become eligible to be drawn on.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments as of June 30, 2026 were as follows ($ in thousands):

	Payment Timing
	Total Obligations	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Unfunded loan commitments (1)	$175,001	$33,934	$141,067	$-	$-
Unfunded loan commitments for non-accrual, maturity default, risk rated 5 and/or delinquent loans	(161,313)	(25,200)	(136,113)	-	-
Secured financings, secured term loan, and debt related to real estate owned hotel portfolio - principal (2)(3)	2,601,019	1,278,509	402,507	920,003	-
Secured financings, secured term loan, and debt related to real estate owned hotel portfolio - interest (2)(3)	404,058	143,323	203,342	57,393	-
Total	$3,018,765	$1,430,566	$610,803	$977,396	$-

(1)
The estimated allocation of our unfunded loan commitments for loans receivable held-for-investment is based on the earlier of our expected funding date and the commitment expiration date. As of June 30, 2026, we have $56.5 million of in-place financings to fund our remaining commitments, excluding $12.8 million of approved and undrawn credit capacity based on existing collateral.
(2)
The allocation of our secured financings and secured term loan is based on the earlier of the fully extended maturity date (assuming conditions to extend are met) of each individual corresponding loan receivable or the maximum maturity date under the respective financing agreement, and assumes eight loans with an aggregate unpaid principal balance of $1.5 billion that are in maturity default that represent collateral for aggregate borrowings outstanding of $648.7 million have a contractual obligation to pay in less than one year.
(3)
Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured financing agreements and SOFR in effect as of June 30, 2026, will remain constant into the future. Actual amounts borrowed and rates will vary over time. Our floating rate loans and related liabilities are indexed to SOFR. Totals exclude non-consolidated senior interests.

In certain circumstances, conditions to funding may not be met by our borrowers and portions of our unfunded loan commitments may not become eligible to be drawn on, or may not be expected to be drawn on. Of the $175.0 million of unfunded loan commitments for our loans receivable held-for-investment as of June 30, 2026, the following table details the portion of unfunded loan commitments and in-place financings to fund our remaining commitments for loans receivable held-for-investment whereby conditions to funding are not currently being met, including loans on non-accrual status, in maturity default, risk rated 5, and/or which are delinquent in accordance with our revenue recognition policy ($ in thousands):

	Unfunded Loan Commitments	In-place Financing Commitments	Net Loan Commitment
Gross total commitment	$175,001	$56,474	$118,527
Non-accrual, maturity default, risk rated 5 and/or delinquent loans	(161,313)	(45,522)	(115,791)
Net loan commitment	$13,688	$10,952	$2,736

Subject to borrowers meeting future funding conditions provided for in our loan agreements, we expect to fund our $2.7 million of net loan commitments over the remaining maximum term of the related loans.

We incur to our Manager, payable in cash, a base management fee and incentive fee (to the extent earned), which are generally paid quarterly, in arrears. The tables above do not include the amounts payable to our Manager under the Management Agreement which are reflected as management fee payable - affiliate on our consolidated balance sheets.

Loan Maturities

The following table summarizes the future scheduled repayments of principal for loans receivable held-for-investment as of June 30, 2026 ($ in thousands):

	Initial Maturity		Fully Extended Maturity
Year	Unpaid Principal Balance(1)	Loan Commitment(1)	Unpaid Principal Balance(1)	Loan Commitment(1)
2026	$1,471,563	$1,532,104	$1,079,113	$1,139,654
2027	816,531	838,255	969,636	991,360
2028	50,000	50,000	289,345	289,345
2029	224,938	224,938	224,938	224,938
2030	-	-	-	-
Thereafter	-	-	-	-
Total	$2,563,032	$2,645,297	$2,563,032	$2,645,297

(1)
Excludes $793.6 million in unpaid principal balance and $886.3 million in loan commitments of loans receivable held-for-investment that are in maturity default with no available extension options.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash for the six months ended June 30, 2026 and 2025 ($ in thousands):

	Six Months Ended
	June 30, 2026	June 30, 2025
Net cash flows used in operating activities	$(18,569)	$(41,633)
Net cash flows provided by investing activities	451,937	1,023,971
Net cash flows used in financing activities	(521,906)	(887,918)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(88,538)	$94,420

We experienced a net decrease in cash, cash equivalents, and restricted cash of $88.5 million during the six months ended June 30, 2026, compared to a net increase of $94.4 million during the six months ended June 30, 2025. Refer to our consolidated statements of cash flows for the six months ended June 30, 2026 and 2025 for further detail.

During the six months ended June 30, 2026, we received $245.5 million from loan repayments, received $190.5 million of loan sale proceeds, received $47.0 million from the sale of real estate owned assets, and received $489.8 million of proceeds from borrowings under our financing arrangements, net of payments for deferred financing costs, fees, and equity issuance costs. Additionally, we made $29.7 million of advances on loans and made repayments on financings of $1.0 billion (inclusive of $162.3 million of deleveraging repayments).

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our REIT taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of June 30, 2026, we were in compliance with all REIT requirements.

Off-Balance Sheet Arrangements

As of June 30, 2026, we had no off-balance sheet arrangements aside from those discussed in Note 3 - Loan Portfolio, Note 4 - Equity Method Investment, and Note 14 - Commitments and Contingencies to our consolidated financial statements.

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

The WARM method requires us to reference historical loan loss data from a comparable data set and apply such loss rate to each of our loans over their expected remaining duration, taking into consideration expected economic conditions over the forecasted timeframe. Our general CECL reserve reflects our forecast of the current and future macroeconomic conditions that may impact the performance of the commercial real estate assets securing our loans and each borrower’s ultimate ability to repay. These estimates include unemployment rates, price indices for commercial properties, and market liquidity, all of which may influence the likelihood and magnitude of potential credit losses for our loans during their expected remaining duration. Additionally, further adjustments may be made based upon loan positions senior to ours, the risk rating of a loan, whether a loan is a construction loan, timing of the loan’s initial maturity, expected remaining duration of the loan, or the economic conditions specific to the property type of a loan’s collateral property.

To estimate an annual historical loss rate, we obtained historical loss rate data for loans most comparable to our loan portfolio from a commercial mortgage-backed securities database licensed by a third party, Trepp, LLC, which contains historical loss data from the 1990s through June 30, 2026. We believe this CMBS data is the most relevant, available, and comparable data set to our portfolio.

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

Fair values of collateral assets used to determine specific CECL reserves are calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach. Estimates of fair values used to determine specific CECL reserves may include, among others, assumptions of property specific cash flows over estimated holding periods, assumptions of property redevelopment costs, assumptions of leasing activities, discount rates, market and terminal capitalization rates, and, with respect to land, value per buildable square foot. These assumptions are based upon the nature of the properties, recent and projected property cash flows, recent sales and lease comparables, and anticipated real estate and capital market conditions, among other factors which we may deem relevant. Estimates of fair values used to determine specific CECL reserves as of June 30, 2026 include discount rates ranging from 6.0% to 20.0%, market and terminal capitalization rates ranging from 4.72% to 8.75%, and, with respect to the land loan, value per buildable square foot of $140 based on current entitlements.

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

Fair values of collateral assets used to determine the initial estimated fair value of real estate owned are calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach. Estimates of fair values used to determine real estate owned upon acquisition may include, among others, assumptions of property specific cash flows over estimated holding periods, assumptions of property redevelopment costs, assumptions of leasing activities, discount rates, market and terminal capitalization rates, and, with respect to land, value per buildable square foot. These assumptions are based upon the nature of the properties, recent and projected property cash flows, recent sales and lease comparables, and anticipated real estate and capital market conditions, among other factors which we may deem relevant. Estimates of fair values used to determine real estate owned upon acquisition during the six months ended June 30, 2026 include assumptions of a market capitalization rate ranging from 5.00% to 5.75% and a discount rate of 8.00%.

There were no impairments of our real estate owned held-for-investment assets through June 30, 2026.

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

The following table illustrates as of June 30, 2026 the impact on our net interest income and net interest income per share for the twelve-month period following June 30, 2026, assuming a decrease in SOFR of 50 and 100 basis points and an increase in SOFR of 50 and 100 basis points in the applicable interest rate benchmark (based on SOFR of 3.65% as of June 30, 2026) ($ in thousands, except per share data):

Net Floating		Decrease		Increase
Rate Exposure	Change in	100 Basis Points	50 Basis Points	50 Basis Points	100 Basis Points
$629,082	Net interest income	$9,136	$4,933	$(4,558)	$(9,116)
	Net interest income per share	$0.06	$0.03	$(0.03)	$(0.06)

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

Each of our repurchase agreements contain “margin maintenance” provisions, which allow the lender to require the delivery of cash or other assets to reduce the financing amount against loans that have been deemed to have experienced a diminution in value. A substantial deterioration in the commercial real estate capital markets, among other things, may negatively impact the value of assets financed with lenders that have margin maintenance provisions in their facilities. Certain of our repurchase agreements permit valuation adjustments solely as a result of collateral-specific credit events, while other repurchase agreements contain provisions also allowing our lenders to make margin calls upon the occurrence of adverse changes in the capital markets or as a result of interest rate or spread fluctuations, subject to minimum thresholds, among other factors. As of June 30, 2026, we have not received any margin calls under any of our repurchase agreements.

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

The nature of our loans and other investments also exposes us to the risks our borrowers face, which may result in our borrowers being unable to execute their business plans, and, as a result, not making required interest and principal payments on scheduled due dates, as well as the impact of our borrowers’ tenants not making scheduled rent payments when contractually due. Such risks faced by our borrowers may include those discussed herein and may include the interplay thereof and factors beyond the control of our borrowers, including local, regional, national, and global conditions. We manage this risk through a comprehensive credit analysis prior to making an investment and rigorous monitoring of our borrowers’ progress in executing their business plans as well as market conditions that may affect the collateral property, through our asset management process. Each loan is structured with various lender protections that are designed to discourage and deter fraudulent behavior and other bad acts by borrowers, as well as require borrowers to adhere to their stated business plans while the loan is outstanding. Such protections may include, without limitation: cash management accounts, “bad boy” carveout guarantees, completion guarantees, guarantor minimum net worth and liquidity requirements, partial or full recourse to sponsors and/or guarantors, approval rights over major decisions, and performance tests throughout the loan term.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As of June 30, 2026, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)
None.
(b)
None.
(c)
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description

3.1

Articles of Amendment and Restatement of Claros Mortgage Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated November 5, 2021, filed by the Company, Commission File No. 001-40993)

3.2

Amended and Restated Bylaws of Claros Mortgage Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated January 30, 2026, filed by the Company, Commission File No. 001-40993)

10.1

Short-Term Extension Letter Agreement by and among Claros Mortgage Trust, Inc., CMTG WF Finance LLC, CMTG WF Finance Holdco LLC and Wells Fargo Bank, National Association, dated as of April 29, 2026 (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q, dated May 6, 2026, filed by the Company, Commission File No. 001-40993)

10.2#

First Amendment to Claros Mortgage Trust, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated June 3, 2026, filed by the Company, Commission File No. 001-40993)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

#	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Claros Mortgage Trust, Inc.

Date: July 29, 2026	By:	/s/ Richard J. Mack
Richard J. Mack
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: July 29, 2026	By:	/s/ J. Michael McGillis
J. Michael McGillis
Chief Financial Officer, President and Director (Principal Financial and Accounting Officer)