Form 10-Q
period 2026-09-30
Claros Mortgage Trust, Inc.
filed 2026-11-03
CIK 1666291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40993

Claros Mortgage Trust, Inc.

(Exact Name of Registrant as Specified in its Charter)

Maryland	47-4074900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Mack Real Estate Credit Strategies, L.P.
40 West 57th Street, Suite 1720, New York, NY	10019
(Address of principal executive offices)	(Zip Code)

(212) 484-0050

(Registrant’s telephone number, including area code)

60 Columbus Circle, 20th Floor, New York, NY 10023

(Former name, former address and former fiscal year, if changed since last report)

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

As of November 2, 2026, the registrant had 141,085,961 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Claros Mortgage Trust, Inc.

Consolidated Balance Sheets

(unaudited, in thousands, except share data)

	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$133,764	$173,186
Restricted cash	15,558	17,599
Loans receivable held-for-investment	3,055,051	4,054,152
Less: current expected credit loss reserve	(564,428)	(438,751)
Loans receivable held-for-investment, net	2,490,623	3,615,401
Equity method investment	42,080	42,196
Real estate owned held-for-investment, net	646,740	730,005
Real estate owned held-for-sale	53,141	-
Other assets	113,941	143,372
Total assets	$3,495,847	$4,721,759

Liabilities and Equity
Repurchase agreements	$1,323,921	$1,857,614
Term participation facility	211,968	329,452
Notes payable, net	-	177,522
Secured term loan, net	469,947	549,447
Debt related to real estate owned hotel portfolio, net	233,114	230,992
Other liabilities	24,888	37,063
Management fee payable - affiliate	6,823	7,774
Total liabilities	2,270,661	3,189,864

Commitments and Contingencies - Note 14

Equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 141,085,961 and 140,218,764 shares issued and 141,085,961 and 140,218,764 shares outstanding at September 30, 2026 and December 31, 2025, respectively	1,411	1,402
Additional paid-in capital	2,770,148	2,752,884
Accumulated deficit	(1,546,373)	(1,222,391)
Total equity	1,225,186	1,531,895
Total liabilities and equity	$3,495,847	$4,721,759

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Operations

(unaudited, in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue
Interest and related income	$41,536	$88,904	$146,786	$315,080
Less: interest and related expense	40,291	71,839	137,788	243,061
Net interest income	1,245	17,065	8,998	72,019
Revenue from real estate owned	31,394	29,009	82,873	69,062
Total net revenue	32,639	46,074	91,871	141,081

Expenses
Management fees - affiliate	6,822	7,733	21,246	24,327
General and administrative expenses	3,582	4,812	11,516	14,118
Stock-based compensation expense	1,442	2,061	5,248	11,897
Real estate owned:
Operating expenses	22,216	18,489	60,820	47,100
Interest expense	8,688	9,416	26,811	24,134
Depreciation and amortization	4,453	3,740	16,996	5,023
Total expenses	47,203	46,251	142,637	126,599

Unrealized loss on interest rate cap	-	(71)	-	(71)
Gain on sales of real estate owned	-	2,006	341	366
Loss from equity method investment	(35)	(32)	(116)	(93)
Loss on extinguishment of debt	-	-	(5,898)	(547)
Valuation adjustment for real estate owned held-for-sale	(4)	12,980	(29,627)	12,618
Provision for current expected credit loss reserve	(387)	(24,234)	(240,598)	(254,846)
Recovery of principal charge-offs	733	-	2,682	-
Valuation adjustment for loan receivable held-for-sale	-	-	-	(41,767)

Net Loss	$(14,257)	$(9,528)	$(323,982)	$(269,858)

Net Loss per share of common stock:
Basic and diluted	$(0.10)	$(0.07)	$(2.30)	$(1.93)
Weighted average shares of common stock outstanding:
Basic and diluted	141,380,300	140,563,026	141,088,707	140,052,069

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Changes in Equity

(unaudited, in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total Equity
Balance at December 31, 2025	140,218,764	$1,402	$2,752,884	$(1,222,391)	$1,531,895
Stock-based compensation expense	-	-	2,369	-	2,369
Issuance of warrants	-	-	13,500	-	13,500
Equity issuance costs	-	-	(622)	-	(622)
Net loss	-	-	-	(54,294)	(54,294)
Balance at March 31, 2026	140,218,764	$1,402	$2,768,131	$(1,276,685)	$1,492,848
Stock-based compensation expense	865,442	9	1,556	-	1,565
Payments for withholding taxes upon delivery of stock-based awards	-	-	(996)	-	(996)
Equity issuance costs	-	-	(4)	-	(4)
Net loss	-	-	-	(255,431)	(255,431)
Balance at June 30, 2026	141,084,206	$1,411	$2,768,687	$(1,532,116)	$1,237,982
Stock-based compensation expense	1,755	-	1,463	-	1,463
Payments for withholding taxes upon delivery of stock-based awards	-	-	(2)	-	(2)
Net loss	-	-	-	(14,257)	(14,257)
Balance at September 30, 2026	141,085,961	$1,411	$2,770,148	$(1,546,373)	$1,225,186

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total Equity
Balance at December 31, 2024	139,362,657	$1,394	$2,740,014	$(733,322)	$2,008,086
Stock-based compensation expense	-	-	5,122	-	5,122
Net loss	-	-	-	(78,623)	(78,623)
Balance at March 31, 2025	139,362,657	$1,394	$2,745,136	$(811,945)	$1,934,585
Stock-based compensation expense	459,344	4	4,810	-	4,814
Payments for withholding taxes upon delivery of stock-based awards	-	-	(662)	-	(662)
Net loss	-	-	-	(181,707)	(181,707)
Balance at June 30, 2025	139,822,001	$1,398	$2,749,284	$(993,652)	$1,757,030
Stock-based compensation expense	396,763	4	2,110	-	2,114
Payments for withholding taxes upon delivery of stock-based awards	-	-	(805)	-	(805)
Net loss	-	-	-	(9,528)	(9,528)
Balance at September 30, 2025	140,218,764	$1,402	$2,750,589	$(1,003,180)	$1,748,811

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities
Net Loss	$(323,982)	$(269,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of fees and discounts on loans receivable	(3,841)	(8,454)
Amortization of deferred financing costs on secured financings	15,102	16,851
Amortization of deferred financing costs on debt related to real estate owned hotel portfolio	2,123	1,590
Amortization of discount on secured term loan	2,255	-
Non-cash stock-based compensation expense	5,397	12,050
Depreciation and amortization on real estate owned, in-place lease values, and deferred leasing costs	16,996	5,023
Amortization of above and below market lease values, net	477	946
Straight-line rent adjustment	(401)	(434)
Unrealized loss on interest rate cap	-	71
Gain on sales of real estate owned	(341)	(366)
Loss from equity method investment	116	93
Loss on extinguishment of debt	5,898	547
Valuation adjustment for real estate owned held-for-sale	29,627	(12,618)
Non-cash advances on loans receivable in lieu of interest	(1,064)	(39,011)
Non-cash advances on secured financings in lieu of interest	-	6,234
Non-cash advances on debt related to real estate owned hotel portfolio	-	1,146
Repayment of non-cash advances on loans receivable in lieu of interest	31,845	27,991
Repayment of non-cash advances on debt related to real estate owned hotel portfolio	-	(1,146)
Provision for current expected credit loss reserve	240,598	254,846
Valuation adjustment for loan receivable held-for-sale	-	41,767
Changes in operating assets and liabilities:
Other assets	(20,955)	(44,248)
Other liabilities	(9,464)	(6,591)
Management fee payable - affiliate	(951)	(19,287)
Net cash used in operating activities	(10,565)	(32,858)

Cash flows from investing activities
Loan originations, acquisitions and advances, net of fees	(34,022)	(84,735)
Advances on loan receivable held-for-sale	-	(12,079)
Repayments of loans receivable	534,896	1,280,016
Proceeds from sales of loans receivable	260,325	304,004
Extension and exit fees received from loans receivable	683	2,284
Proceeds from sales of real estate owned	69,209	38,648
Capital expenditures on real estate owned	(8,099)	(1,113)
Capital expenditures on real estate owned held-for-sale	-	(362)
Payment of deferred leasing costs	(28)	(353)
Cash and restricted cash acquired from foreclosures on real estate owned	3,419	4,148
Payment of transaction costs from foreclosures on real estate owned	(537)	(1,376)
Net cash provided by investing activities	825,846	1,529,082

The accompanying notes are an integral part of these consolidated financial statements.

Claros Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows from financing activities
Payments for withholding taxes upon delivery of stock-based awards	(998)	(1,467)
Proceeds from secured financings	12,116	690,528
Proceeds from secured term loan and issuance of warrants	500,000	-
Proceeds from debt related to real estate owned hotel portfolio	-	235,000
Payment of deferred financing costs	(23,455)	(20,762)
Payment of equity issuance costs	(500)	-
Payment of fees on secured financings	(2,592)	(1,038)
Purchase of interest rate cap	-	(71)
Repayments of secured financings	(785,127)	(1,894,932)
Repayments of secured term loan	(556,188)	(5,721)
Repayments of debt related to real estate owned hotel portfolio	-	(275,000)
Net cash used in financing activities	(856,744)	(1,273,463)

Net (decrease) increase in cash, cash equivalents and restricted cash	(41,463)	222,761
Cash, cash equivalents and restricted cash, beginning of period	190,785	133,500
Cash, cash equivalents and restricted cash, end of period	$149,322	$356,261

Cash and cash equivalents, end of period	$133,764	$339,518
Restricted cash, end of period	15,558	16,743
Cash, cash equivalents and restricted cash, end of period	$149,322	$356,261

Supplemental disclosure of cash flow information:
Cash paid for interest	$148,342	$250,107

Supplemental disclosure of non-cash investing and financing activities:
Accrued deferred financing costs	$244	$-
Accrued equity issuance costs	$6	$-
Real estate acquired in foreclosure	$58,574	$250,670
Lease intangibles, net acquired in foreclosures on real estate owned	$1,226	$7,030
Working capital acquired in foreclosures on real estate owned	$(3,968)	$(3,862)
Settlement of loan receivable in foreclosure on real estate owned	$102,011	$305,298
Settlement of loan receivable through assignment to lender	$56,166	$-
Settlement of note payable through assignment to lender	$56,166	$-

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

These unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of our financial position, results of operations and cash flows have been included. Our results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year or any other future period.

We consolidate all entities that are controlled either through majority ownership or voting rights. We also identify entities for which control is achieved through means other than through voting rights (a variable interest entity or “VIE”) using the analysis as set forth in Accounting Standards Codification (“ASC”) 810, Consolidation of Variable Interest Entities, and determine when and which variable interest holder, if any, should consolidate the VIE. We do not have any consolidated variable interest entities as of September 30, 2026 and December 31, 2025. All significant intercompany transactions and balances have been eliminated in consolidation.

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

To estimate an annual historical loss rate, we obtained historical loss rate data for loans most comparable to our loan portfolio from a commercial mortgage-backed securities database licensed by a third party, Trepp, LLC, which contains historical loss data from the 1990s through September 30, 2026. We believe this CMBS data is the most relevant, available, and comparable data set to our portfolio.

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

Real estate assets held-for-investment are evaluated for indicators of impairment on a quarterly basis. Factors that we may consider in our impairment analysis include, among others: (i) significant underperformance relative to historical or anticipated operating results; (ii) significant negative industry or economic trends; (iii) costs necessary to extend the life or improve the real estate asset; (iv) significant increase in competition; and (v) ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows expected to be generated by the real estate asset over the estimated remaining holding period is less than the carrying amount of such real estate asset. Cash flows include operating cash flows and anticipated capital proceeds generated by the sale of the real estate asset. If the sum of such estimated undiscounted cash flows is less than the carrying amount of the real estate asset, an impairment charge is recorded equal to the excess of the carrying value of the real estate asset over its estimated fair value. When determining the estimated fair value of a real estate asset, we make certain assumptions including consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon our estimate of a capitalization rate and discount rate. There were no impairments of our real estate owned held-for-investment assets through September 30, 2026.

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

Note 3. Loan Portfolio

Loans Receivable

Our loan receivable held-for-investment portfolio as of September 30, 2026 was comprised of the following loans ($ in thousands):

	Number of Loans	Loan Commitment(1)	Unpaid Principal Balance	Carrying Value (2)	Weighted Average Spread(3)	Weighted Average Interest Rate(4)
Loans receivable held-for-investment:
Variable:
Senior loans(5)	21	$3,099,672	$2,928,655	$2,412,919	+ 2.58%	4.43%
	21	3,099,672	2,928,655	2,412,919	+ 2.58%	4.43%
Fixed:
Senior loans(5)	1	$1,527	$1,527	$1,527	N/A	0.00%
Subordinate loans	1	125,000	125,000	124,985	N/A	8.50%
	2	126,527	126,527	126,512		8.40%
Total/Weighted Average	23	$3,226,199	$3,055,182	$2,539,431	N/A	4.59%
General CECL reserve				(48,808)
Loans receivable held-for-investment, net				$2,490,623

(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Net of specific CECL reserves of $515.6 million.
(3)
The weighted average spread is expressed as a spread over the relevant floating benchmark interest rates. One-month term Secured Overnight Financing Rate (“SOFR”) as of September 30, 2026 was 3.91%. Weighted average is based on unpaid principal balance as of September 30, 2026. For loans placed on non-accrual, the spread used in calculating the weighted average spread is 0%.
(4)
Reflects the weighted average interest rate based on the applicable floating benchmark interest rate (if applicable), including SOFR floors (if applicable). Weighted average is based on unpaid principal balance as of September 30, 2026 and includes loans on non-accrual status. For loans placed on non-accrual, the interest rate used in calculating the weighted average interest rate is 0%.
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
(3)
The weighted average spread is expressed as a spread over the relevant floating benchmark interest rates. SOFR as of December 31, 2025 was 3.69%. Weighted average is based on unpaid principal balance as of December 31, 2025. For loans placed on non-accrual, the spread used in calculating the weighted average spread is 0%.
(4)
Reflects the weighted average interest rate based on the applicable floating benchmark interest rate (if applicable), including SOFR floors (if applicable). Weighted average is based on unpaid principal balance as of December 31, 2025 and includes loans on non-accrual status. For loans placed on non-accrual, the interest rate used in calculating the weighted average interest rate is 0%.
(5)
Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans (if any), and pari passu participations in senior mortgage loans.

Activity relating to our loans receivable held-for-investment portfolio for the nine months ended September 30, 2026 ($ in thousands):

	Unpaid Principal Balance	Deferred Fees and Discounts	Specific CECL Reserve	Carrying Value (1)
Balance at December 31, 2025	$4,057,357	$(3,204)	$(365,424)	$3,688,729
Advances on existing loans	34,022	-	-	34,022
Non-cash advances in lieu of interest	1,064	-	-	1,064
Origination fees, discounts, extension fees and exit fees	-	(683)	-	(683)
Repayments of loans receivable	(534,896)	-	-	(534,896)
Assignment of loan receivable to lender	(71,356)	-	17,784	(53,572)
Repayments of non-cash advances in lieu of interest	(31,845)	-	-	(31,845)
Accretion of fees and discounts	-	3,841	-	3,841
Sales of loans receivable	(220,000)	(326)	29,855	(190,471)
Transfer to real estate owned held-for-investment (See Note 5)	(62,837)	61	3,522	(59,254)
Transfer to loans receivable held-for-sale	(111,542)	279	41,409	(69,854)
Provision for specific CECL reserve	-	-	(247,650)	(247,650)
Charge-offs (2)	(4,785)	(99)	4,884	-
Balance at September 30, 2026	$3,055,182	$(131)	$(515,620)	$2,539,431
General CECL reserve				(48,808)
Carrying Value				$2,490,623

(1)
Balance at December 31, 2025 does not include general CECL reserve.
(2)
Amount relates to the discounted payoff of a risk rated 5 multifamily loan receivable in July 2026.

Sales of Loans Receivable

The following table summarizes our loans receivable sold during the nine months ended September 30, 2026 ($ in thousands):

Property Type	Location	Loan Commitment	Unpaid Principal Balance Before Principal Charge-Off	Carrying Value Before Principal Charge-Off and Specific CECL Reserves	Principal Charge-Off	Net Sale Proceeds	Risk Rating (1)
Hospitality (2)	CA	$235,000	$220,000	$220,326	$(29,855)	$190,471	4
Office (3)	CA	123,910	111,542	111,263	(41,409)	69,854	5
Total sold, nine months ended September 30, 2026 (4)		$358,910	$331,542	$331,589	$(71,264)	$260,325

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
(3)
In July 2026, this loan was sold for a gross sales price of $70.7 million. Prior to the sale, this loan was on non-accrual status, in maturity default, and had a held-for-sale carrying value of $69.9 million.
(4)
For each loan receivable sold, the financial asset was legally isolated, control of the financial asset was transferred to the transferee, the transfer imposed no condition that would constrain the transferee from pledging the financial asset received, and we have no continuing involvement with the transferred financial asset. As such, we have determined each transaction constituted a sale.

During the year ended December 31, 2023, we sold a senior loan collateralized by a portfolio of multifamily properties located in San Francisco, CA. We obtained a true-sale-at-law opinion and determined the transaction constituted a sale. Concurrent with the sale, our TRS, as defined in Note 13 - Income Taxes, entered into an agreement with the transferee which provides for a share of cash flows upon the transferee achieving certain financial metrics. In May 2026, the transferee achieved the necessary financial metrics. During the three and nine months ended September 30, 2026, our TRS received $0.2 million and $2.2 million, respectively, under the terms of such agreement, which is included within recovery of principal charge-offs on our consolidated statement of operations. As of September 30, 2026, we have not recognized any further value to this interest on our consolidated financial statements. See Note 13 - Income Taxes for further detail of our TRS.

During the year ended December 31, 2025, we sold a senior loan collateralized by a hospitality property located in California and retained our rights to receive certain payments under the associated guarantee of the loan. During the three and nine months ended September 30, 2026, we received $0.5 million and $0.5 million, respectively, from the guarantor of the loan receivable, which is included within recovery of principal charge-offs on our consolidated statement of operations.

Loan Modifications

In June 2026, we agreed to a discounted payoff of a multifamily loan receivable with a then unpaid principal balance of $75.6 million at a discounted payoff amount of $70.0 million. Subsequently, we received a $0.7 million paydown bringing the remaining discounted payoff amount to $69.3 million. In July 2026, this loan was repaid in accordance with the terms of the agreement and we received $0.8 million of reserves held by the loan servicer, resulting in a principal charge-off of $4.9 million.

Concentration of Risk

The following table presents our loans receivable held-for-investment by loan type, as well as property type and geographic location of the properties collateralizing these loans as of September 30, 2026 and December 31, 2025 ($ in thousands):

	September 30, 2026		December 31, 2025
Loan Type	Carrying Value (1)	Percentage	Carrying Value (2)	Percentage
Senior loans (3)	$2,414,446	95%	$3,563,790	97%
Subordinate loans	124,985	5%	124,939	3%
	$2,539,431	100%	$3,688,729	100%
General CECL reserve	(48,808)		(73,328)
	$2,490,623		$3,615,401

Property Type	Carrying Value (1)	Percentage	Carrying Value (2)	Percentage
Multifamily	$927,410	36%	$1,603,610	44%
Hospitality	573,134	23%	806,913	22%
Office	411,485	16%	589,152	16%
Mixed-use (4)	322,138	13%	312,467	8%
Retail	152,292	6%	151,535	4%
Land	120,100	5%	187,100	5%
Other	32,872	1%	37,952	1%
	$2,539,431	100%	$3,688,729	100%
General CECL reserve	(48,808)		(73,328)
	$2,490,623		$3,615,401

Geographic Location	Carrying Value (1)	Percentage	Carrying Value (2)	Percentage
United States
West	$735,548	29%	$1,583,143	43%
Northeast	668,280	26%	744,852	20%
Southeast	370,036	15%	378,169	10%
Midwest	301,754	12%	418,503	11%
Mid Atlantic	250,041	10%	249,775	7%
Southwest	180,900	7%	276,335	8%
Other	32,872	1%	37,952	1%
	$2,539,431	100%	$3,688,729	100%
General CECL reserve	(48,808)		(73,328)
	$2,490,623		$3,615,401

(1)
Net of specific CECL reserves of $515.6 million at September 30, 2026.
(2)
Net of specific CECL reserves of $365.4 million at December 31, 2025.
(3)
Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans and pari passu participations in senior mortgage loans.
(4)
At September 30, 2026, mixed-use consists of 3% office, 3% life science, 3% hospitality, 2% multifamily, and 2% retail. At December 31, 2025, mixed-use consists of 2% office, 2% life science, 2% hospitality, 1% multifamily, and 1% retail.

Interest Income and Accretion

The following table summarizes our interest and accretion income from our loan portfolio and interest on cash balances for the three and nine months ended September 30, 2026 and 2025, respectively ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Coupon interest	$39,348	$83,353	$139,911	$301,229
Accretion of fees and discounts	1,105	2,749	3,841	8,454
Interest on cash, cash equivalents, and other income	1,083	2,802	3,034	5,397
Total interest and related income (1)	$41,536	$88,904	$146,786	$315,080

(1)
For the three months ended September 30, 2026 and 2025, we recognized $0.1 million and $0.6 million, respectively, of default interest, late fees, pre-payment penalties, and/or accelerated fees following repayments prior to maturity. For the nine months ended September 30, 2026 and 2025, we recognized $0.6 million and $0.7 million, respectively, of default interest, late fees, pre-payment penalties, and/or accelerated fees following repayments prior to maturity.

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

The following tables allocate the principal balance and carrying value of our loans receivable held-for-investment based on our internal risk ratings as of September 30, 2026 and December 31, 2025 ($ in thousands):

September 30, 2026
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value (1)	% of Total of Carrying Value
1	-	$-	$-	0%
2	1	130,000	129,941	5%
3	11	1,300,817	1,302,163	51%
4	1	78,500	78,500	3%
5	10	1,545,865	1,028,827	41%
	23	$3,055,182	$2,539,431	100%
General CECL reserve			(48,808)
			$2,490,623

(1)
Net of specific CECL reserves of $515.6 million.

December 31, 2025
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value (1)	% of Total of Carrying Value
1	-	$-	$-	0%
2	2	303,779	302,914	8%
3	15	1,732,088	1,731,270	47%
4	5	613,714	613,652	17%
5	11	1,407,776	1,040,893	28%
	33	$4,057,357	$3,688,729	100%
General CECL reserve			(73,328)
			$3,615,401

(1)
Net of specific CECL reserves of $365.4 million.

As of September 30, 2026 and December 31, 2025, the average risk rating of our loans receivable held-for-investment portfolio was 3.8 and 3.6, respectively, weighted by carrying value net of specific CECL reserves.

The following table presents the carrying value and significant characteristics of our loans receivable held-for-investment on non-accrual status as of September 30, 2026 ($ in thousands):

Property Type	Location	Risk Rating	Unpaid Principal Balance	Carrying Value Before Specific CECL Reserve	Specific CECL Reserve	Net Carrying Value	Interest Recognition Method / as of Date
Multifamily (1)	CA	5	$402,341	$402,223	$(152,223)	$250,000	Cash Basis/ 6/30/2025
Office	GA	5	230,722	230,722	(39,922)	190,800	Cost Recovery/ 12/31/2025
Multifamily	CO	5	170,000	170,000	(81,100)	88,900	Cash Basis/ 9/30/2025
Land	VA	5	160,393	160,393	(40,293)	120,100	Cost Recovery/ 1/1/2023
Multifamily	AZ	5	155,000	155,000	(54,100)	100,900	Cash Basis/ 3/31/2026
Multifamily	TX	5	142,291	141,776	(51,776)	90,000	Cash Basis/ 7/1/2024
Multifamily	TX	5	126,535	126,535	(35,635)	90,900	Cash Basis/ 6/30/2026
Office (2)	CA	5	90,414	90,027	(18,927)	71,100	Cost Recovery/ 9/1/2023
Office	GA	5	66,642	66,244	(41,644)	24,600	Cost Recovery/ 9/1/2023
Other (3)	Other	5	1,527	1,527	-	1,527	Cost Recovery/ 7/1/2020
Total non-accrual			$1,545,865	$1,544,447	$(515,620)	$1,028,827

(1)
In October 2026, an unaffiliated purchaser’s deposit became nonrefundable under an agreement to sell this loan receivable for a gross sales price of $245.0 million. The sale is expected to close in the fourth quarter of 2026, subject to customary closing conditions. We did not reduce this loan’s carrying value, which was based upon the estimated fair value of the underlying collateral, to the anticipated sale proceeds as of September 30, 2026. If completed, the sale is expected to result in an incremental loss of approximately $5.0 million, reflecting a discount accepted in consideration of resolving the loan within this timeframe.
(2)
In October 2026, an unaffiliated purchaser’s deposit became nonrefundable under an agreement to sell this loan receivable for a gross sales price of $65.7 million. The sale is expected to close in the fourth quarter of 2026, subject to customary closing conditions. We did not reduce this loan’s carrying value, which was based upon the estimated fair value of the underlying collateral, to the anticipated sale proceeds as of September 30, 2026. If completed, the sale is expected to result in an incremental loss of approximately $5.4 million, reflecting a discount accepted in consideration of resolving the loan within this timeframe.
(3)
Amounts deemed uncollectible have been charged-off as of September 30, 2026.

As of September 30, 2026, loans receivable classified as non-accrual represented 40.5% of our total loans receivable held-for-investment, based on carrying value net of specific CECL reserves. During the nine months ended September 30, 2026, we (i) recognized $5.3 million of interest income on a cash basis for loans on non-accrual status, of which $3.0 million was recognized upon the repayment of a non-accrual loan in January 2026 and $2.3 million was recognized related to loans which remain in our portfolio as of quarter-end, (ii) received $4.1 million of cost recovery proceeds for loans on non-accrual status which reduced such loan’s unpaid principal balance, and (iii) received $7.2 million of proceeds for loans on non-accrual status which were applied against past due interest and reduced the related CECL reserves. Further, the above table excludes one loan with an aggregate carrying value of $78.5 million that is in maturity default but remains on accrual status as interest is deemed collectible based on the collateral property’s value.

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
In July 2026, this loan was sold.
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
(6)
In January 2026, this loan was repaid in full. During the year ended December 31, 2025, we recognized $3.0 million of interest income on a cash basis from this loan, which is included in the $6.0 million of interest income recognized on a cash basis as discussed below for the year ended December 31, 2025. Upon repayment in January 2026, we recognized an additional $3.0 million of interest income on a cash basis from this loan, which is included in cash basis interest income discussed above for the nine months ended September 30, 2026.

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

The following table illustrates the changes in the current expected credit loss reserve for our loans receivable held-for-investment for the nine months ended September 30, 2026 and 2025, respectively ($ in thousands):

		General CECL Reserve
	Specific CECL Reserve	Loans Receivable Held-for- Investment	Unfunded Loan Commitments(1)	Total General CECL Reserve	Accrued Interest Receivable(2)	Total CECL Reserve
Total reserve, December 31, 2024	$120,920	$122,110	$5,546	$127,656	$17,794	$266,370
Provision (reversal)	41,458	(3,975)	100	(3,875)	3,540	41,123
Charge-offs	(43,113)	-	-	-	(3,540)	(46,653)
Total reserve, March 31, 2025	$119,265	$118,135	$5,646	$123,781	$17,794	$260,840
Provision	143,121	14,460	958	15,418	30,950	189,489
Charge-offs	(68,909)	-	-	-	(2,915)	(71,824)
Total reserve, June 30, 2025	$193,477	$132,595	$6,604	$139,199	$45,829	$378,505
Provision (reversal)	16,720	1,533	(930)	603	6,911	24,234
Charge-offs	(42,325)	-	-	-	-	(42,325)
Total reserve, September 30, 2025	$167,872	$134,128	$5,674	$139,802	$52,740	$360,414

Total reserve, December 31, 2025	$365,424	$73,328	$4,340	$77,668	$26,782	$469,874
Provision (reversal)	32,368	(25,710)	(1,864)	(27,574)	26,578	31,372
Charge-offs	(48,977)	-	-	-	(12,884)	(61,861)
Total reserve, March 31, 2026	$348,815	$47,618	$2,476	$50,094	$40,476	$439,385
Provision (reversal)	211,581	1,133	(642)	491	(3,233)	208,839
Charge-offs	(43,593)	-	-	-	(390)	(43,983)
Total reserve, June 30, 2026	$516,803	$48,751	$1,834	$50,585	$36,853	$604,241
Provision (reversal)	3,701	57	(24)	33	(3,347)	387
Charge-offs	(4,884)	-	-	-	-	(4,884)
Total reserve, September 30, 2026	$515,620	$48,808	$1,810	$50,618	$33,506	$599,744

(1)
CECL reserve for unfunded commitments is included in other liabilities on our consolidated balance sheets.
(2)
CECL reserves for accrued interest receivable are included in other assets on our consolidated balance sheets.

The following table illustrates our specific and general CECL reserves as a percentage of total unpaid principal balance of loans receivable held-for-investment as of September 30, 2026, December 31, 2025, September 30, 2025, and December 31, 2024:

	Specific CECL Reserve (1)	General CECL Reserve (2)	Total CECL Reserve (3)
Reserve at December 31, 2024	18.2%	2.3%	4.0%
Reserve at September 30, 2025	17.2%	3.9%	6.8%
Reserve at December 31, 2025	26.0%	2.9%	10.9%
Reserve at September 30, 2026	33.4%	3.4%	18.5%

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

During the nine months ended September 30, 2026, we recorded a provision for current expected credit losses of $240.6 million, which consisted of $247.7 million of additional provision for our specific CECL reserves and $20.0 million of additional net provision for our CECL reserves on accrued interest receivable, offset in part by a $27.1 million net reversal of our general CECL reserves. The additional provision for our specific CECL reserves is primarily attributable to specific reserves determined on loans now classified as risk rated 5, changes to collateral values, protective advances made on certain loans, and incremental specific reserves determined on loans that were sold below our carrying value. The additional net provision for our CECL reserves on accrued interest receivable is attributable to reserving against outstanding interest due to us upon loans being placed on non-accrual status during the nine months ended September 30, 2026, offset in part by a reduction in reserves upon the receipt of past due interest. The net reversal of our general CECL reserves is primarily attributable to a reduction in the size of our loan portfolio subject to determination of the general CECL reserve, seasoning of our loan portfolio, and changes in the historical loss rate of the analogous data set, offset in part by changes in expected remaining duration within our loan portfolio. During the nine months ended September 30, 2026, we recognized principal and exit fee charge-offs of $97.5 million, which reduced our specific CECL reserves, and recognized charge-offs of accrued interest receivable of $13.3 million, which reduced reserves on such amounts. As of September 30, 2026, our total current expected credit loss reserve was $599.7 million.

During the nine months ended September 30, 2025, we recorded a provision for current expected credit losses of $254.8 million, which consisted of $12.1 million of additional net provision for our general CECL reserves, $201.3 million of additional provision for our specific CECL reserves, and $41.4 million of additional provision for our CECL reserves on accrued interest receivable. The additional net provision for our general CECL reserves was primarily attributable to changes in the historical loss rate of the analogous data set and changes in risk ratings, non-accrual status, and expected remaining duration within our loan portfolio, offset in part by the seasoning of our loan portfolio and a reduction in the size of our loan portfolio subject to determination of the general CECL reserve. The additional provision for our specific CECL reserves was primarily attributable to specific reserves determined on loans then newly classified as risk rated 5, changes to collateral values, and protective advances made. The additional provision for our CECL reserves on accrued interest receivable was attributable to reserving against interest income previously recognized on loans placed on non-accrual status during such period. During the nine months ended September 30, 2025, we recognized principal charge-offs of $154.3 million, which reduced our specific CECL reserves, and recognized charge-offs of accrued interest receivable of $6.5 million, which reduced reserves on such amounts. As of September 30, 2025, our total current expected credit loss reserve was $360.4 million.

Specific CECL Reserves

In certain circumstances, we may determine that a borrower is experiencing financial difficulty, and, if the repayment of the loan’s principal is collateral dependent, the loan is no longer suited for the WARM method. In these instances, there have been diminutions in the fair value and performance of the collateral property primarily as a result of reduced tenant and/or capital markets demand for such property types in the markets in which these assets and borrowers operate. For such loans, we seek resolutions through a variety of means including, but not limited to, foreclosures on the collateral asset, sales of our loan receivable, and discounted loan payoffs. If we anticipate assuming legal title and/or physical possession of the collateral property and the fair value of the collateral asset is determined to be below the carrying value of our loan, we may recognize a specific CECL reserve. Furthermore, in certain circumstances, we may recognize a specific CECL reserve based upon anticipated proceeds from the disposition of our loan. The following table presents a summary of our risk rated 5 loans receivable held-for-investment as of September 30, 2026 ($ in thousands):

Property Type	Location	Unpaid Principal Balance	Carrying Value Before Specific CECL Reserve	Specific CECL Reserve	Net Carrying Value
Multifamily (1)	CA	$402,341	$402,223	$(152,223)	$250,000
Multifamily	CO	170,000	170,000	(81,100)	88,900
Multifamily	AZ	155,000	155,000	(54,100)	100,900
Multifamily	TX	142,291	141,776	(51,776)	90,000
Multifamily	TX	126,535	126,535	(35,635)	90,900
Total Multifamily		996,167	995,534	(374,834)	620,700
Land	VA	160,393	160,393	(40,293)	120,100
Total Land		160,393	160,393	(40,293)	120,100
Office	GA	230,722	230,722	(39,922)	190,800
Office (2)	CA	90,414	90,027	(18,927)	71,100
Office	GA	66,642	66,244	(41,644)	24,600
Total Office		387,778	386,993	(100,493)	286,500
Other (3)	Other	1,527	1,527	-	1,527
Total Other		1,527	1,527	-	1,527
Total		$1,545,865	$1,544,447	$(515,620)	$1,028,827

(1)
In October 2026, an unaffiliated purchaser’s deposit became nonrefundable under an agreement to sell this loan receivable for a gross sales price of $245.0 million. The sale is expected to close in the fourth quarter of 2026, subject to customary closing conditions. We did not reduce this loan’s carrying value, which was based upon the estimated fair value of the underlying collateral, to the anticipated sale proceeds as of September 30, 2026. If completed, the sale is expected to result in an incremental loss of approximately $5.0 million, reflecting a discount accepted in consideration of resolving the loan within this timeframe.
(2)
In October 2026, an unaffiliated purchaser’s deposit became nonrefundable under an agreement to sell this loan receivable for a gross sales price of $65.7 million. The sale is expected to close in the fourth quarter of 2026, subject to customary closing conditions. We did not reduce this loan’s carrying value, which was based upon the estimated fair value of the underlying collateral, to the anticipated sale proceeds as of September 30, 2026. If completed, the sale is expected to result in an incremental loss of approximately $5.4 million, reflecting a discount accepted in consideration of resolving the loan within this timeframe.
(3)
Amounts deemed uncollectible have been charged-off as of September 30, 2026.

Fair values of collateral assets used to determine specific CECL reserves are calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach. Estimates of fair values used to determine specific CECL reserves may include, among others, assumptions of property specific cash flows over estimated holding periods, assumptions of property redevelopment costs, assumptions of leasing activities, discount rates, market and terminal capitalization rates, and, with respect to land, value per buildable square foot. These assumptions are based upon the nature of the properties, recent and projected property cash flows, recent sales and lease comparables, and anticipated real estate and capital market conditions, among other factors which we may deem relevant. Estimates of fair values used to determine specific CECL reserves as of September 30, 2026 include discount rates ranging from 6.0% to 20.0%, market and terminal capitalization rates ranging from 4.61% to 8.75%, and, with respect to the land loan, value per buildable square foot of $140 based on current entitlements.

Our primary credit quality indicator is our internal risk rating, which is further discussed above. The following table presents the carrying value of our loans receivable held-for-investment as of September 30, 2026 by year of origination and risk rating, and principal charge-offs and recovery of principal charge-offs recognized during the nine months ended September 30, 2026 ($ in thousands):

			Carrying Value by Origination Year as of September 30, 2026
Risk Rating	Number of Loans	Carrying Value (1)	2026	2025	2024 (2)	2023	2022	2021	2020 and Prior
1	-	$-	$-	$-	$-	$-	$-	$-	$-
2	1	129,941	-	-	-	-	-	129,941	-
3	11	1,302,163	-	-	102,292	-	590,722	210,985	398,164
4	1	78,500	-	-	-	-	78,500	-	-
5	10	1,028,827	-	-	-	-	370,700	345,700	312,427
	23	$2,539,431	$-	$-	$102,292	$-	$1,039,922	$686,626	$710,591
Principal Charge-offs (3)			$-	$-	$-	$-	$55,198	$847	$41,409
Recovery of principal charge-offs (4)			$-	$-	$-	$-	$-	$-	$(2,682)

(1)
Net of specific CECL reserves of $515.6 million.
(2)
Reflects a loan receivable acquired in connection with a full loan repayment in 2024.
(3)
Principal charge-offs pertain to loans receivable previously included in our loan receivable held-for-investment portfolio and were resolved or sold during the nine months ended September 30, 2026.
(4)
During the nine months ended September 30, 2026, we received (i) $2.2 million of proceeds related to a loan receivable originated in 2019 and subsequently sold in 2023 and (ii) $0.5 million of proceeds related to a loan receivable originated in 2018 and subsequently sold in 2025. Such amounts are included in recovery of principal charge-offs on our consolidated statement of operations.

The following table details overall statistics for our loans receivable held-for-investment:

	September 30, 2026	December 31, 2025
Weighted average yield to maturity(1)	5.7%	6.2%
Weighted average term to initial maturity	0.3 years	0.5 years
Weighted average term to fully extended maturity(2)	0.4 years	1.1 years

(1)
Represents the weighted average annualized yield to initial maturity of each loan, inclusive of coupon and contractual fees, based on the applicable floating benchmark interest rate/floors (if applicable), in place as of September 30, 2026 and December 31, 2025. For loans placed on non-accrual, the annualized yield to initial maturity used in calculating the weighted average annualized yield to initial maturity is 0%.
(2)
Term to fully extended maturity is determined based on the maximum maturity of each of the corresponding loans, assuming all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.

Note 4. Equity Method Investment

As of September 30, 2026 and December 31, 2025, we hold a 51% interest in CMTG/TT Mortgage REIT LLC (“CMTG/TT”). We are not deemed to be the primary beneficiary of CMTG/TT in accordance with ASC 810, therefore we do not consolidate this joint venture. During its active investment period, CMTG/TT originated loans collateralized by institutional quality commercial real estate. As of September 30, 2026, the sole remaining loan held by CMTG/TT had a carrying value of $83.2 million and was placed on non-accrual status effective April 1, 2023. As of September 30, 2026, the carrying value of our 51% equity interest in CMTG/TT approximated $42.1 million.

The following tables present CMTG/TT’s consolidated balance sheets as of September 30, 2026 and December 31, 2025 ($ in thousands):

	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$7	$16
Loans receivable held-for-investment	83,167	83,167
Other assets	-	7
Total assets	$83,174	$83,190

Liabilities and Members' Capital
Other liabilities	$663	$452
Total liabilities	663	452

Members' capital	82,511	82,738
Total capital	82,511	82,738
Total liabilities and members' capital	$83,174	$83,190

The following tables present CMTG/TT’s consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue
Interest and related income	$-	$1	$-	$1
Total revenue	-	1	-	1

Expenses
Management fees - affiliate	52	51	156	155
General and administrative expenses	16	11	71	27
Total expenses	68	62	227	182

Net loss	$(68)	$(61)	$(227)	$(181)

At each reporting period, we assess whether there are any indicators of other-than-temporary impairment of our equity investment. There were no other-than-temporary impairments of our equity method investment through September 30, 2026.

Note 5. Real Estate Owned

The following table presents additional detail related to our real estate owned held-for-investment, net, as of September 30, 2026 and December 31, 2025 ($ in thousands):

	September 30, 2026	December 31, 2025
Land	$231,971	$296,373
Building, building improvements, and site improvements	424,604	431,905
Tenant improvements	-	2,318
Furniture, fixtures and equipment	6,689	6,140
Real estate owned held-for-investment	663,264	736,736
Less: accumulated depreciation	(16,524)	(6,731)
Real estate owned held-for-investment, net	$646,740	$730,005

Depreciation expense related to our real estate owned held-for-investment assets for the three months ended September 30, 2026 and 2025 was $4.1 million and $2.0 million, respectively. Depreciation expense related to our real estate owned held-for-investment assets for the nine months ended September 30, 2026 and 2025 was $12.8 million and $2.6 million, respectively. At each reporting period, we assess whether there are any indicators of impairment of our real estate owned held-for-investment assets. There were no impairments of our real estate owned held-for-investment assets through September 30, 2026.

The following table presents detail related to changes in our real estate owned held-for-investment, net, during the nine months ended September 30, 2026 ($ in thousands):

	Gross Cost	Accumulated Depreciation	Real Estate Owned Held-for-Investment, Net
Total, December 31, 2025	$736,736	$(6,731)	$730,005
Foreclosure of multifamily property including capitalized transaction costs	59,233	-	59,233
Capital expenditures	8,099	-	8,099
Sale of multifamily property	(47,502)	883	(46,619)
Transfer to real estate owned held-for-sale	(93,302)	2,135	(91,167)
Depreciation expense	-	(12,811)	(12,811)
Total, September 30, 2026	$663,264	$(16,524)	$646,740

The following table presents additional detail related to the revenues and operating expenses of our real estate owned assets ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue
Hotel portfolio	$23,704	$22,193	$59,487	$57,808
Mixed-use property fixed rents	1,305	1,569	3,923	5,664
Mixed-use property variable rents	136	115	417	323
Mixed-use property amortization of above and below market leases, net	-	(295)	(589)	(983)
Mixed-use property straight-line rent adjustment	-	252	401	434
Multifamily properties fixed rents	4,752	4,267	14,850	4,803
Multifamily properties variable rents	1,459	871	4,272	976
Multifamily property amortization of below market leases, net	38	37	112	37
Total revenue from real estate owned	$31,394	$29,009	$82,873	$69,062

Operating expenses
Hotel portfolio	$14,619	$13,941	$39,917	$39,251
Mixed-use property	531	934	1,500	3,776
Multifamily properties	6,874	3,614	18,868	4,073
Land	192	-	535	-
Total operating expenses from real estate owned	$22,216	$18,489	$60,820	$47,100

Interest expense
Hotel portfolio	$4,825	$5,203	$14,320	$19,388
Multifamily properties (1)	3,863	4,213	12,491	4,746
Total interest expense from real estate owned (2)	$8,688	$9,416	$26,811	$24,134

(1)
Such assets are pledged to certain of our repurchase agreements and, accordingly, excludes any allocation of amortization of deferred financing costs related to such repurchase agreement.
(2)
During the three and nine months ended September 30, 2026 and 2025, our mixed-use and land real estate owned assets were unlevered.

Sales of Real Estate Owned

In May 2026, we sold one of our multifamily real estate owned assets located in Dallas, TX to an unaffiliated purchaser for a gross sales price of $48.0 million relative to our carrying value (inclusive of lease intangibles) just prior to the sale of $46.7 million, resulting in a gain on sale of $0.3 million. The asset previously served as partial collateral for a loan receivable and we foreclosed on the collateral property in July 2025.

In September 2026, we sold one of our multifamily real estate owned assets located in Dallas, TX to an unaffiliated purchaser for a gross sales price of $22.5 million, resulting in net proceeds equal to our prior held-for-sale carrying value of $22.1 million. The asset previously served as collateral for a loan receivable and we foreclosed on the collateral property in July 2025.

In October 2026, an unaffiliated purchaser’s deposit became nonrefundable under an agreement to sell two of the seven hotels in our REO hotel portfolio for a gross sales price of $44.5 million, a slight premium to the September 30, 2026 allocated carrying value. The sale is expected to close by the first quarter of 2027, subject to customary closing conditions. We acquired the hotel portfolio in February 2021 through foreclosure on a subordinate loan receivable, for which the two hotels served as partial collateral.

Real Estate Owned Held-For-Sale

In June 2026, we determined that our mixed-use real estate owned asset met the held-for-sale criteria. As a result, we reclassified this asset to real estate owned held-for-sale on our consolidated balance sheet and recognized a $27.8 million loss through our valuation adjustment for real estate owned held-for-sale based upon an anticipated sales price, less estimated costs to sell, and the carrying value of the asset (including related net lease intangible assets and deferred leasing costs) prior to reclassification. As of September 30, 2026, this asset continues to meet the held-for-sale criteria.

Multifamily Property Foreclosures

In January 2026, we acquired legal title to a multifamily property located in Dallas, TX through a mortgage foreclosure. Prior to such date, the multifamily property represented the collateral for a senior loan with an unpaid principal balance prior to principal charge-off of $76.6 million. As of December 31, 2025 and in anticipation of the mortgage foreclosure, we recognized a principal charge-off of $39.1 million based upon the multifamily property’s $37.4 million estimated fair value as determined by a third-party appraisal. During the nine months ended September 30, 2026, we recognized an additional principal charge-off of $0.8 million upon the assumption of net working capital. In connection with the mortgage foreclosure, we incurred $0.3 million of transaction costs. As of September 30, 2026, the multifamily property appears as part of real estate owned held-for-investment, net and related lease intangibles appear within other assets on our consolidated balance sheets.

In May 2026, we acquired legal title to a multifamily property located in Dallas, TX through a mortgage foreclosure. Prior to such date, the multifamily property represented the collateral for a senior loan with an unpaid principal balance prior to principal charge-off of $25.4 million. Upon foreclosure, we recognized principal and accrued interest receivable charge-offs of $2.7 million and $0.4 million, respectively, based upon the multifamily property’s $22.4 million estimated fair value as determined by a third-party appraisal and the assumption of net working capital. In connection with the mortgage foreclosure, we incurred $0.2 million of transaction costs. As of September 30, 2026, the multifamily property appears as part of real estate owned held-for-investment, net and related lease intangibles appear within other assets on our consolidated balance sheets.

Fair values of collateral assets used to determine the initial estimated fair value of real estate owned are calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach. Estimates of fair values used to determine real estate owned upon acquisition may include, among others, assumptions of property specific cash flows over estimated holding periods, assumptions of property redevelopment costs, assumptions of leasing activities, discount rates, market and terminal capitalization rates, and, with respect to land, value per buildable square foot. These assumptions are based upon the nature of the properties, recent and projected property cash flows, recent sales and lease comparables, and anticipated real estate and capital market conditions, among other factors which we may deem relevant. Estimates of fair values used to determine real estate owned upon acquisition during the nine months ended September 30, 2026 include assumptions of a market capitalization rate ranging from 5.00% to 5.75% and a discount rate of 8.00%.

In accordance with ASC 805, we allocated the fair value of assets acquired and liabilities assumed, if any, in connection with the above-mentioned mortgage foreclosures as follows ($ in thousands):

	Dallas, TX	Dallas, TX
Foreclosure Date	January 2026	May 2026	Total
Land	$5,549	$3,772	$9,321
Building	28,632	16,040	44,672
Site improvements	1,471	1,733	3,204
Furniture, fixtures and equipment	852	525	1,377
In-place lease values (1)	896	330	1,226
Total	$37,400	$22,400	$59,800

(1)
Included within other assets on our consolidated balance sheets.

The following table presents additional detail of the assets acquired and liabilities assumed in connection with the above-mentioned mortgage foreclosures ($ in thousands):

	Dallas, TX	Dallas, TX
Foreclosure Date	January 2026	May 2026	Total
Assets
Cash	$261	$109	$370
Restricted cash	1,672	1,377	3,049
Real estate owned	36,504	22,070	58,574
In-place lease values (1)	896	330	1,226
Other assets	359	160	519
Total assets	39,692	24,046	63,738

Liabilities
Other liabilities	$3,138	$1,349	$4,487
Total liabilities	3,138	1,349	4,487

Equity	36,554	22,697	59,251
Carrying value of loan prior to charge-offs (2)	(76,453)	(25,372)	(101,825)
Accrued interest receivable	-	(390)	(390)
Charge-off	$(39,899)	$(3,065)	$(42,964)

(1)
Included within other assets on our consolidated balance sheets.
(2)
Represents carrying value of each loan prior to specific CECL reserves and principal charge-offs recognized in connection with the mortgage foreclosures. Total amount is net of $0.2 million of unamortized fees.

Leases

We have non-cancelable operating leases for space in our mixed-use and multifamily properties. These leases provide for fixed rent payments, which we recognize on a straight-line basis, and variable rent payments, including reimbursement of certain operating expenses and miscellaneous fees, which we recognize when earned. As of September 30, 2026, the future minimum fixed rents under our non-cancellable leases for each of the next five years and thereafter are as follows ($ in thousands):

Year	Amount
2026(1)	$1,411
2027	5,634
2028	5,742
2029	6,472
2030	6,522
Thereafter	29,894
Total	$55,675

(1)
Contractual lease payments due for the remaining three months of 2026.

Lease Intangibles

As of September 30, 2026 and December 31, 2025, our lease intangibles are comprised of the following ($ in thousands):

Intangible	September 30, 2026	December 31, 2025
In-place, above market, and other lease values	$7,455	$28,383
Less: accumulated amortization	(6,512)	(8,632)
In-place, above market, and other lease values, net (1)	$943	$19,751

Below market lease values	$(403)	$(4,612)
Less: accumulated amortization	187	1,016
Below market lease values, net (2)	$(216)	$(3,596)

(1)
Included within other assets on our consolidated balance sheets.
(2)
Included within other liabilities on our consolidated balance sheets.

Amortization of our lease intangibles for the three and nine months ended September 30, 2026 and 2025 is as follows ($ in thousands):

	Three Months Ended		Nine Months Ended
Intangible	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
In-place and other lease values (1)	$375	$1,822	$4,156	$2,462
Above market lease values (2)	-	(391)	(779)	(1,267)
Below market lease values (2)	38	133	302	321

(1)
Amortization of in-place and other lease values is recognized in depreciation and amortization expense on our consolidated statements of operations.
(2)
Amortization of above and below market lease values, net is recognized in revenue from real estate owned on our consolidated statements of operations.

As of September 30, 2026, the estimated amortization of our lease intangibles related to real estate owned held-for-investment is approximately as follows ($ in thousands):

	In-place and Other Lease Values (1)	Below Market Lease Values (2)
2026 (3)	$375	$38
2027	385	151
2028	183	27
2029	-	-
2030	-	-
Thereafter	-	-
Total	$943	$216

(1)
Amortization of in-place and other lease values is recognized in depreciation and amortization expense on our consolidated statements of operations.
(2)
Amortization of below market lease values is recognized in revenue from real estate owned on our consolidated statements of operations.
(3)
Amortization of lease intangibles for the remaining three months of 2026.

The weighted average amortization period for in-place lease values acquired during the nine months ended September 30, 2026 was 1.0 year.

Note 6. Debt Obligations

As of September 30, 2026 and December 31, 2025, we financed certain of our loans receivable using repurchase agreements, a term participation facility, and/or notes payable. Further, we have debt related to real estate owned hotel portfolio and a secured term loan. Our financings bear interest at a rate equal to SOFR plus a credit spread.

The following table summarizes our financings as of September 30, 2026 and December 31, 2025 ($ in thousands):

	September 30, 2026			December 31, 2025
	Capacity	Borrowings Outstanding	Weighted Average Spread (1)	Capacity	Borrowings Outstanding	Weighted Average Spread(1)
Repurchase agreements and term participation facility (2)	$3,159,630	$1,535,889	+ 2.85%	$4,180,546	$2,187,066	+ 2.92%
Notes payable	-	-	-	195,830	177,999	+ 3.22%
Secured term loan	500,000	500,000	+ 6.75%	556,188	556,188	+ 4.50%
Debt related to real estate owned hotel portfolio	235,000	235,000	+ 3.18%	235,000	235,000	+ 3.18%
Total/Weighted Average	$3,894,630	$2,270,889	+ 3.74%	$5,167,564	$3,156,253	+ 3.23%

(1)
Weighted average spread over the applicable benchmark interest rate is based on unpaid principal balance. SOFR as of September 30, 2026 and December 31, 2025 was 3.91% and 3.69%, respectively.
(2)
The repurchase agreements and term participation facility are partially recourse to us. As of September 30, 2026 and December 31, 2025, the weighted average recourse on our repurchase agreements and term participation facility was 30% and 30%, respectively.

Repurchase Agreements and Term Participation Facility

Repurchase Agreements

The following table summarizes our repurchase agreements by lender as of September 30, 2026 ($ in thousands):

Lender	Initial Maturity	Fully Extended Maturity(1)	Maximum Capacity	Borrowings Outstanding and Carrying Value	Undrawn Capacity	Carrying Value of Collateral(2)
JP Morgan Chase Bank, N.A.	7/28/2027	7/28/2030	$1,882,487	$531,589	$1,350,898	$980,354
JP Morgan Chase Bank, N.A. (3)	3/31/2028	3/31/2030	808,636	792,332	16,304	1,069,813
Morgan Stanley Bank, N.A.	1/26/2027	1/26/2028	250,000	-	250,000	-
Total			$2,941,123	$1,323,921	$1,617,202	$2,050,167

(1)
Facility maturity dates may be extended, subject to meeting prescribed conditions.
(2)
Net of specific CECL reserves, if any.
(3)
Repurchase agreement specifically provides for the ability to finance (i) loans receivable, including those which may be delinquent or in default, and (ii) real estate owned assets subsequent to assuming legal title and/or physical possession of the collateral property. As of September 30, 2026, (i) $178.6 million of borrowings outstanding on this repurchase agreement relate to our multifamily real estate owned assets, and (ii) the carrying value of collateral for this repurchase agreement includes our multifamily real estate owned assets, related lease intangibles included in other assets, and related below market lease values included in other liabilities on our consolidated balance sheets.

The Wells Fargo Bank, N.A. repurchase agreement was terminated in July 2026 upon reaching maturity in accordance with its terms.

The following table summarizes our repurchase agreements by lender as of December 31, 2025 ($ in thousands):

Lender	Initial Maturity	Fully Extended Maturity (1)	Maximum Capacity	Borrowings Outstanding and Carrying Value	Undrawn Capacity	Carrying Value of Collateral (2)
JP Morgan Chase Bank, N.A.	7/28/2026	7/28/2028	$1,882,487	$880,675	$1,001,812	$1,479,384
JP Morgan Chase Bank, N.A.(3)	3/31/2028	3/31/2030	948,253	926,939	21,314	1,193,842
Morgan Stanley Bank, N.A.	1/26/2026	1/26/2028	750,000	50,000	700,000	113,809
Wells Fargo Bank, N.A.(4)	4/30/2026	4/30/2028	250,000	-	250,000	-
Total			$3,830,740	$1,857,614	$1,973,126	$2,787,035

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

Term Participation Facility

On November 4, 2022, we entered into a master participation and administration agreement to finance certain of our loans receivable.

Our term participation facility as of September 30, 2026 is summarized as follows ($ in thousands):

Contractual Maturity Date	Total Commitments	Borrowings Outstanding and Carrying Value (1)	Carrying Value of Collateral (1)
12/23/2029	$218,507	$211,968	$422,919

(1)
In October 2026, $200.0 million of borrowings outstanding were repaid from proceeds received upon the repayment of an associated loan receivable.

Our term participation facility as of December 31, 2025 is summarized as follows ($ in thousands):

Contractual Maturity Date	Total Commitments	Borrowings Outstanding and Carrying Value	Carrying Value of Collateral
12/23/2029	$349,806	$329,452	$590,237

Notes Payable

As of September 30, 2026, none of our loans receivable were financed with notes payable. Our notes payable as of December 31, 2025 are summarized as follows ($ in thousands):

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

Our secured term loan as of September 30, 2026 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Interest Rate	Borrowing Outstanding	Carrying Value
1/30/2030	S + 6.75%	10.66%	$500,000	$469,947

(1)
SOFR at September 30, 2026 was 3.91%.

Our prior secured term loan as of December 31, 2025 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Interest Rate	Borrowing Outstanding	Carrying Value
8/9/2026	S + 4.50%	8.29%	$556,188	$549,447

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

Our debt related to real estate owned hotel portfolio as of September 30, 2026 is summarized as follows ($ in thousands):

Contractual Maturity Date	Stated Rate (1)	Net Interest Rate (1)	Borrowing Outstanding	Carrying Value
6/9/2027	S + 3.18%	7.09%	$235,000	$233,114

(1)
SOFR at September 30, 2026 was 3.91%, which was below the 6.79% strike rate provided by our interest rate cap. See Note 7 – Derivatives for further detail.

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

Interest Expense and Amortization

The following table summarizes our interest and amortization expense on our secured financings, debt related to real estate owned hotel portfolio, and secured term loan for the three and nine months ended September 30, 2026 and 2025, respectively ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest expense on secured financings	$22,821	$49,442	$81,313	$177,667
Interest expense on secured term loan	13,364	16,320	39,118	48,543
Amortization of deferred financing costs	3,263	6,077	15,102	16,851
Amortization of discount on secured term loan	843	-	2,255	-
Interest and related expense	40,291	71,839	137,788	243,061
Interest expense on debt related to real estate owned hotel portfolio (1)	4,825	5,203	14,320	19,388
Interest expense on multifamily real estate owned properties (2)	3,863	4,213	12,491	4,746
Total interest and related expense	$48,979	$81,255	$164,599	$267,195

(1)
For the three months ended September 30, 2026 and 2025, interest expense on debt related to real estate owned hotel portfolio includes $0.7 million and $0.7 million, respectively, of amortization of deferred financing costs. For the nine months ended September 30, 2026 and 2025, interest expense on debt related to real estate owned hotel portfolio includes $2.1 million and $1.6 million, respectively, of amortization of deferred financing costs.

(2)
Our multifamily real estate owned assets are pledged to certain of our repurchase agreements. Thus, amount excludes any allocation of amortization of deferred financing costs related to such repurchase agreement.

Financial Covenants

Our financing agreements generally contain certain financial covenants. As of September 30, 2026, we are in compliance with all financial covenants under our financing agreements.

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

Repurchase Agreements and Term Participation Facility

As calculated in accordance with our repurchase agreements and our term participation facility and as of September 30, 2026, (i) our tangible net worth shall not be less than $1.0 billion plus 75% of the aggregate cash proceeds received by us after January 30, 2026 from any equity issuances, capital contributions, and/or subscriptions (net of any related costs), (ii) our total debt-to-equity ratio shall not exceed 3.50 to 1.00, and (iii) our cash liquidity shall not be less than the greater of (x) $20.0 million or (y) 5% of total recourse indebtedness (which includes our secured term loan). For the quarters ending September 30, 2026 to June 30, 2027, there is no measurement of our ratio of earnings before interest, taxes, depreciation, and amortization to interest charges (our “Interest Coverage Ratio”). Commencing with the quarters ending September 30, 2027 and December 31, 2027, our Interest Coverage Ratio shall not be less than 1.10 to 1.00. Subsequent thereto, our Interest Coverage Ratio shall not be less than (i) 1.20 to 1.00 for the quarters ending March 31, 2028 and June 30, 2028 and (ii) 1.30 to 1.00 for the quarters ending September 30, 2028 and thereafter.

Secured Term Loan

As calculated in accordance with our new secured term loan agreement and effective upon its closing, (i) our tangible net worth shall not be less than $1.0 billion plus 75% of the aggregate cash proceeds received by us after January 30, 2026 from any equity issuances, capital contributions, and/or subscriptions (net of any related costs) and (ii) our total debt-to-equity ratio shall not exceed 3.50 to 1.00. For the quarters ending September 30, 2026 to June 30, 2027, there is no measurement of our Interest Coverage Ratio. Commencing with the quarters ending September 30, 2027 and December 31, 2027, our Interest Coverage Ratio shall not be less than 1.10 to 1.00. Subsequent thereto, our Interest Coverage Ratio shall not be less than (i) 1.20 to 1.00 for the quarters ending March 31, 2028 and June 30, 2028 and (ii) 1.30 to 1.00 for the quarters ending September 30, 2028 and thereafter.

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

Changes in the fair value of our interest rate cap are recorded as an unrealized gain or loss on interest rate cap on our consolidated statements of operations and the fair value is recorded in other assets on our consolidated balance sheets. Proceeds received from our counterparty related to the interest rate cap are recorded as proceeds from interest rate cap on our consolidated statements of operations. As of September 30, 2026 and December 31, 2025, the fair value of our interest rate cap was de minimis. During the three and nine months ended September 30, 2026 and 2025, we did not recognize any proceeds from our interest rate caps.

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

Financial Instruments Reported at Fair Value

The fair value of our interest rate caps are determined by using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the interest rate caps. The variable interest rates used in the calculation of projected receipts on the interest rate caps are based on a third-party expert’s expectation of future interest rates derived from observable market interest rate curves and volatilities. Our interest rate caps are classified as Level 2 in the fair value hierarchy. As of September 30, 2026 and December 31, 2025, the fair value of our interest rate cap was de minimis.

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows ($ in thousands):

	September 30, 2026
	Carrying	Unpaid Principal		Fair Value Hierarchy Level
	Value	Balance	Fair Value	Level 1	Level 2	Level 3
Loans receivable held-for-investment, net	$2,490,623	$3,055,182	$2,528,810	$-	$-	$2,528,810
Repurchase agreements	1,323,921	1,323,921	1,323,921	-	-	1,323,921
Term participation facility	211,968	211,968	211,413	-	-	211,413
Secured term loan, net	469,947	500,000	491,598	-	-	491,598
Debt related to real estate owned hotel portfolio, net	233,114	235,000	235,060	-	-	235,060

	December 31, 2025
	Carrying	Unpaid Principal		Fair Value Hierarchy Level
	Value	Balance	Fair Value	Level 1	Level 2	Level 3
Loans receivable held-for-investment, net	$3,615,401	$4,057,357	$3,636,499	$-	$-	$3,636,499
Repurchase agreements	1,857,614	1,857,614	1,857,614	-	-	1,857,614
Term participation facility	329,452	329,452	325,837	-	-	325,837
Notes payable, net	177,522	177,999	177,861	-	-	177,861
Secured term loan, net	549,447	556,188	538,112	-	-	538,112
Debt related to real estate owned hotel portfolio, net	230,992	235,000	235,216	-	-	235,216

Note 9. Equity

Common Stock

Our charter provides for the issuance of up to 500,000,000 shares of common stock with a par value of $0.01 per share. As of September 30, 2026 and December 31, 2025, we had 141,085,961 and 140,218,764 shares of common stock issued and outstanding, respectively. The following table provides a summary of the number of shares of common stock outstanding during the nine months ended September 30, 2026 and 2025, respectively:

	Nine Months Ended
Common Stock Outstanding	September 30, 2026	September 30, 2025
Beginning balance	140,218,764	139,362,657
Issuance of common stock in exchange for fully vested RSUs	867,197	856,107
Ending balance	141,085,961	140,218,764

At the Market Stock Offering Program

On May 10, 2024, we entered into an equity distribution agreement with certain sales agents, pursuant to which we may sell, from time to time, up to an aggregate sales price of $150.0 million of our common stock pursuant to a continuous offering program (the “ATM Agreement”) under our in-place effective shelf registration. Sales of our common stock made pursuant to the ATM Agreement may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. The timing and amount of actual sales will depend on a variety of factors, including market conditions, the trading price of our common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the nine months ended September 30, 2026, we did not issue any shares of our common stock pursuant to the ATM Agreement. As of September 30, 2026, the ATM Agreement has not been utilized, and $150.0 million of our common stock remained available for issuance pursuant to the ATM Agreement.

Dividends

The Board did not declare any dividends during the nine months ended September 30, 2026 and 2025.

Warrants

As consideration for and in connection with entering into our new secured term loan in January 2026, we issued detachable warrants to purchase up to 7,542,227 shares of our common stock at an exercise price of $4.00 per share, with an expiration date of January 2037. In accordance with ASC 470, Debt, based on relative fair values at January 30, 2026, we allocated $13.5 million of value to the warrants using Level 3 inputs within a Black-Scholes model, incorporating terms of the warrants, historical volatility of our common stock, and current dividend levels. Value allocated to warrants is classified as equity with no subsequent remeasurement and creates a corresponding discount on our secured term loan in the same amount. Furthermore, we incurred $23.2 million of transaction costs which were allocated proportionately between deferred financing costs and equity issuance costs in the same manner. See Note 6 - Debt Obligations - Secured Term Loan for further detail. As of September 30, 2026, none of the warrants have been exercised.

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

For the three and nine months ended September 30, 2026 and 2025, we had no dilutive securities. As a result, basic and diluted EPS are the same. The calculation of basic and diluted EPS is as follows ($ in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net loss	$(14,257)	$(9,528)	$(323,982)	$(269,858)
Dividends on participating securities (1)	-	-	-	-
Participating securities’ share in earnings	-	-	-	-
Basic loss	$(14,257)	$(9,528)	$(323,982)	$(269,858)
Weighted average shares of common stock outstanding, basic and diluted (2)	141,380,300	140,563,026	141,088,707	140,052,069
Net loss per share of common stock, basic and diluted	$(0.10)	$(0.07)	$(2.30)	$(1.93)

(1)
For the three and nine months ended September 30, 2026 and 2025, our Board did not declare any dividends.
(2)
Amounts for the three months ended September 30, 2026 and 2025 include 293,798 and 205,150, respectively, of fully vested RSUs. Amounts for the nine months ended September 30, 2026 and 2025 include 271,606 and 205,150, respectively, of fully vested RSUs.

For the three months ended September 30, 2026 and 2025, 2,888,366 and 2,519,608 of weighted average unvested RSUs, respectively, were excluded from the calculation of diluted EPS because the effect was anti-dilutive. For the nine months ended September 30, 2026 and 2025, 2,942,312 and 2,683,845 of weighted average unvested RSUs, respectively, were excluded from the calculation of diluted EPS because the effect was anti-dilutive. For the three and nine months ended September 30, 2026, 7,542,227 and 6,741,038 of weighted average warrants, respectively, were excluded from the calculation of diluted EPS because the effect was anti-dilutive. For the three and nine months ended September 30, 2025, we had no outstanding warrants.

Note 11. Related Party Transactions

Our activities are managed by our Manager. Pursuant to the terms of the Management Agreement, our Manager is responsible for originating investment opportunities, providing asset management services and administering our day-to-day operations. Our Manager is entitled to receive a management fee, an incentive fee and a termination fee as defined below.

Management Fees

Effective October 1, 2015, our Manager earns a base management fee in an amount equal to 1.50% per annum of Stockholders’ Equity, as defined in the Management Agreement. Management fees are reduced by our pro rata share of any management fees and incentive fees (if incentive fees are not incurred by us) incurred to our Manager by CMTG/TT. During the three months ended September 30, 2026 and 2025, we incurred $6.8 million and $7.7 million, respectively, of management fees. During the nine months ended September 30, 2026 and 2025, we incurred $21.2 million and $24.3 million, respectively, of management fees. Management fees are generally paid quarterly, in arrears, and $6.8 million and $7.8 million were accrued and were included in management fee payable – affiliate, on our consolidated balance sheets at September 30, 2026 and December 31, 2025, respectively.

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

Reimbursable Expenses

Our Manager or its affiliates are entitled to reimbursement for certain documented costs and expenses incurred by them on our behalf, as set forth in the Management Agreement, excluding any expenses specifically required to be borne by our Manager under the Management Agreement. For the three months ended September 30, 2026 and 2025, we incurred $1.1 million and $1.1 million, respectively, of reimbursable expenses incurred on our behalf by our Manager which are included in general and administrative expenses on our consolidated statements of operations. For the nine months ended September 30, 2026 and 2025, we incurred $3.2 million and $3.2 million, respectively, of reimbursable expenses incurred on our behalf by our Manager, which are included in general and administrative expenses on our consolidated statements of operations. As of September 30, 2026 and December 31, 2025, $1.0 million and $1.0 million, respectively, of reimbursable expenses incurred on our behalf and due to our Manager are included in other liabilities on our consolidated balance sheets.

Note 12. Stock-Based Compensation

Incentive Award Plan

We are externally managed and do not currently have any employees. On March 30, 2016, we adopted the 2016 Incentive Award Plan (the “Plan”) to promote the success and enhance the value of the Company by linking the individual interests of employees of our Manager and its affiliates to those of our stockholders. In June 2026, the Plan was amended to increase the number of shares of common stock reserved for issuance under the Plan by 6.5 million shares. As of September 30, 2026, the maximum remaining number of shares that may be issued under the Plan is 7,168,701 shares. Subsequent thereto, we issued 17,561 deferred RSUs and 7,151,140 shares remain available under the Plan. Awards granted under the Plan may be granted with the right to receive dividend equivalents and generally vest in equal installments on the specified anniversaries of the grant.

Deferred Compensation Plan

On May 24, 2022, we adopted the Deferred Compensation Plan to provide our directors and certain executives with an opportunity to defer payment of their stock-based compensation or RSUs and director cash fees, if applicable, pursuant to the terms of the Deferred Compensation Plan.

Under our Deferred Compensation Plan, certain of our Board members elected to receive the annual fees and/or time-based RSUs to which they are entitled under our Non-Employee Director Compensation Program in the form of deferred RSUs. Accordingly, during the three months ended September 30, 2026 and 2025, we issued 8,744 and 18,008, respectively, of deferred RSUs in lieu of cash fees to such directors, and recognized an expense of approximately $21,000 and $53,000, respectively. During the nine months ended September 30, 2026 and 2025, we issued 58,414 and 43,611, respectively, of deferred RSUs in lieu of cash fees to such directors, and recognized an expense of approximately $118,000 and $159,000, respectively. Such expense is included in general and administrative expenses on our consolidated statements of operations.

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

Stock-Based Compensation Expense

For the three months ended September 30, 2026 and 2025, we recognized $1.4 million and $2.1 million, respectively, of stock-based compensation expense related to the RSUs. For the nine months ended September 30, 2026 and 2025, we recognized $5.2 million and $11.9 million, respectively, of stock-based compensation expense related to the RSUs. As of September 30, 2026, total unrecognized compensation expense was $6.5 million based on the grant date fair value of RSUs granted. This expense is expected to be recognized over a remaining period of 1.6 years from September 30, 2026.

Certain participants of the Plan are required to settle their tax liabilities through a reduction of their vested RSU delivery. Such amount will result in a corresponding adjustment to additional paid-in capital and a cash payment to our Manager or its affiliates in order to remit the required statutory tax withholding to each respective taxing authority. The following table details the deliveries of shares of our common stock for vested RSUs and corresponding payments for withholding taxes upon delivery of such vested RSUs during the three and nine months ended September 30, 2026 and 2025, which are reflected as adjustments to additional paid-in capital on our consolidated statement of changes in equity ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Vested RSUs	2,940	629,459	1,049,054	1,348,713
Shares of common stock delivered	1,755	396,763	605,103	826,369
Payments for withholding taxes upon delivery of stock-based awards	$2	$805	$998	$1,467

The following table details the time-based RSU activity during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value Per Share	Number of Restricted Share Units	Weighted Average Grant Date Fair Value Per Share
Unvested, beginning of period	2,845,627	$5.19	2,722,295	$11.70
Granted	1,505,512	2.14	1,486,259	2.51
Vested	(1,325,804)	6.23	(1,437,927)	13.70
Forfeited	(159,171)	3.86	(261,014)	8.22
Unvested, end of period	2,866,164	3.16	2,509,613	5.47

Note 13. Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with our taxable year ended December 31, 2015 and expect to continue to operate so as to qualify as a REIT. As a result, we will generally not be subject to federal and state income tax on that portion of our income that we distribute to stockholders if we (i) distribute at least 90% of our taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains, and (ii) comply with certain other requirements to qualify as a REIT. Since Commencement of Operations, we have been in compliance with all REIT requirements and we plan to continue to operate so that we meet the requirements for taxation as a REIT. Therefore, other than amounts relating to our taxable REIT subsidiary (“TRS”), as described below, we have not provided for current income tax expense related to our REIT taxable income for the three and nine months ended September 30, 2026 and 2025, respectively. Additionally, no provision has been made for federal or state income taxes in the accompanying financial statements, as we believe we have met the prescribed requisite requirements. We may use net operating losses carried forward to offset future net taxable income, and therefore reduce our dividend requirements, subject to certain limitations as prescribed by the Internal Revenue Code which may change from time to time.

During the nine months ended September 30, 2026 and the year ended December 31, 2025, our Board did not declare any dividends. The timing and amount of any future dividends declared by our Board depend on a variety of factors, including cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code, and such other factors as our Board deems relevant.

Our TRS holds our real estate owned hotel portfolio and is party to an agreement entered into upon the sale of a loan receivable as discussed further in Note 3 - Loan Portfolio - Sales of Loans Receivable. A TRS is a corporation that is owned directly or indirectly by a REIT and has jointly elected with the REIT to be treated as a TRS for tax purposes. Given the TRS’s history of generating taxable losses, we are not able to conclude that it is more likely than not that we will realize the future benefit of the TRS’s deferred tax assets and therefore recorded a full valuation allowance. Given the full valuation allowance, we did not record a provision or benefit for income taxes for the three and nine months ended September 30, 2026 and 2025, and we did not have any deferred tax assets, net of valuation allowances or deferred tax liabilities, net of any valuation allowances as of September 30, 2026 and December 31, 2025. As of September 30, 2026, our gross deferred tax asset and valuation allowance were each $57.6 million. As of September 30, 2025, our gross deferred tax asset and valuation allowance were each $55.6 million. As of December 31, 2025, our gross deferred tax asset and valuation allowance were each $54.8 million.

We recognize tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions, if applicable, are included as a component of the provision for income taxes in our consolidated statements of operations. As of September 30, 2026 and December 31, 2025, we have not recorded any amounts for uncertain tax positions.

Our tax returns are subject to audit by taxing authorities. As of the date of this filing, tax years 2023 and onward remain open to examination by major taxing jurisdictions in which we are subject to taxes.

Note 14. Commitments and Contingencies

We hold a 51% interest in CMTG/TT as a result of committing to invest $124.9 million in CMTG/TT. As of September 30, 2026 and December 31, 2025, we have contributed $163.1 million to CMTG/TT and have received return of capital distributions of $123.3 million, of which $111.1 million were recallable. As of September 30, 2026 and December 31, 2025, our remaining capital commitment to CMTG/TT was $72.9 million.

As of September 30, 2026 and December 31, 2025, we had aggregate unfunded loan commitments of $171.0 million and $271.9 million, respectively, which amounts will generally be funded to finance construction or leasing related expenditures by our borrowers, subject to them achieving certain conditions precedent to such funding. These future commitments will expire over the remaining term of the loans, none of which exceed five years.

Our financings are expected to be repaid upon the resolution of the associated loan receivable or real estate owned asset, with a portion of the proceeds from the resolution of other loans receivable and real estate owned assets within our portfolio, or through a combination thereof. To the extent a financing is expected to reach final maturity, we may also seek replacement financings, extension of existing financings, or other capital solutions as deemed appropriate by management. Our contractual payments due under all financings were as follows as of September 30, 2026 ($ in thousands):

Year	Initial Maturity(1)	Fully Extended Maturity(2)
2026 (3)	$1,146,907	$1,146,907
2027	279,869	44,869
2028	16,578	16,578
2029	148,901	148,901
2030	678,634	913,634
Total	$2,270,889	$2,270,889

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
(3)
Financings due for the remaining three months of 2026. Includes financings outstanding of $549.2 million related to seven loans in maturity default with aggregate unpaid principal balance of $1.4 billion.

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

The following table provides a calculation of Distributable Loss for our loan and REO portfolios, as well as a reconciliation to net loss, for the three months ended September 30, 2026 and 2025 ($ in thousands):

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Loan Portfolio	REO Portfolio	Total	Loan Portfolio	REO Portfolio	Total
Interest and related income	$41,536	$-	$41,536	$88,904	$-	$88,904
Interest and related expense	(40,291)	-	(40,291)	(71,839)	-	(71,839)
Revenue from real estate owned	-	31,394	31,394	-	29,009	29,009
Amortization of above and below market leases, net	-	(38)	(38)	-	258	258
Management fees - affiliate	(6,822)	-	(6,822)	(7,733)	-	(7,733)
General and administrative expenses	(3,582)	-	(3,582)	(4,812)	-	(4,812)
Real estate owned:
Operating expenses	-	(22,216)	(22,216)	-	(18,489)	(18,489)
Interest expense	-	(8,688)	(8,688)	-	(9,416)	(9,416)
Loss from equity method investment	(35)	-	(35)	(32)	-	(32)
Amortization of discount on secured term loan	843	-	843	-	-	-
Principal charge-offs (1)	(4,884)	-	(4,884)	(42,325)	-	(42,325)
Valuation adjustment for real estate owned held- for-sale	-	(4)	(4)	-	12,980	12,980
Gain on sales of real estate owned	-	-	-	-	2,006	2,006
Previously recognized depreciation and amortization on real estate owned (2)	-	-	-	-	(58)	(58)
Recovery of principal charge-offs	733	-	733	-	-	-
Distributable (Loss) Earnings	$(12,502)	$448	$(12,054)	$(37,837)	$16,290	$(21,547)

Reconciliation to net loss
Principal charge-offs (1)			4,884			42,325
Previously recognized depreciation and amortization on real estate owned (2)			-			58
Provision for current expected credit loss reserve			(387)			(24,234)
Depreciation and amortization			(4,453)			(3,740)
Amortization of above and below market leases, net			38			(258)
Amortization of discount on secured term loan			(843)			-
Stock-based compensation expense			(1,442)			(2,061)
Unrealized loss on interest rate cap			-			(71)
Net loss			$(14,257)			$(9,528)

(1)
For the three months ended September 30, 2026, amount includes a $0.1 million charge-off of an exit fee related to the discounted payoff of a multifamily loan in July 2026.
(2)
Reflects previously recognized depreciation and amortization on the portion of our mixed-use real estate owned asset that was sold during the three months ended September 30, 2025. Amounts recorded were not previously recognized in Distributable Earnings (Loss).

The following table provides a calculation of Distributable Loss for our loan and REO portfolios, as well as a reconciliation to net loss, for the nine months ended September 30, 2026 and 2025 ($ in thousands):

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Loan Portfolio	REO Portfolio	Total	Loan Portfolio	REO Portfolio	Total
Interest and related income	$146,786	$-	$146,786	$315,080	$-	$315,080
Interest and related expense	(137,788)	-	(137,788)	(243,061)	-	(243,061)
Revenue from real estate owned	-	82,873	82,873	-	69,062	69,062
Amortization of above and below market leases, net	-	477	477	-	946	946
Management fees - affiliate	(21,246)	-	(21,246)	(24,327)	-	(24,327)
General and administrative expenses	(11,516)	-	(11,516)	(14,118)	-	(14,118)
Real estate owned:
Operating expenses	-	(60,820)	(60,820)	-	(47,100)	(47,100)
Interest expense	-	(26,811)	(26,811)	-	(24,134)	(24,134)
Loss from equity method investment	(116)	-	(116)	(93)	-	(93)
Amortization of discount on secured term loan	2,255	-	2,255	-	-	-
Loss on extinguishment of debt	(5,898)	-	(5,898)	(547)	-	(547)
Principal charge-offs (1)	(110,728)	-	(110,728)	(209,795)	-	(209,795)
Valuation adjustment for real estate owned held- for-sale	-	(29,627)	(29,627)	-	12,618	12,618
Gain on sales of real estate owned	-	341	341	-	366	366
Previously recognized depreciation and amortization on real estate owned (2)	-	(1,346)	(1,346)	-	(2,198)	(2,198)
Previously recognized depreciation and amortization on real estate owned held-for-sale (3)	-	(7,636)	(7,636)	-	-	-
Recovery of principal charge-offs	2,682	-	2,682	-	-	-
Distributable (Loss) Earnings	$(135,569)	$(42,549)	$(178,118)	$(176,861)	$9,560	$(167,301)

Reconciliation to net loss
Principal charge-offs (1)			110,728			209,795
Previously recognized depreciation and amortization on real estate owned (2)			1,346			2,198
Previously recognized depreciation and amortization on real estate owned held-for-sale (3)			7,636			-
Provision for current expected credit loss reserve			(240,598)			(254,846)
Valuation adjustment for loan receivable held-for-sale			-			(41,767)
Depreciation and amortization			(16,996)			(5,023)
Amortization of above and below market leases, net			(477)			(946)
Amortization of discount on secured term loan			(2,255)			-
Stock-based compensation expense			(5,248)			(11,897)
Unrealized loss on interest rate cap			-			(71)
Net loss			$(323,982)			$(269,858)

(1)
For the nine months ended September 30, 2026, amount includes (i) a $12.9 million charge-off of accrued interest receivable and $0.3 million charge-off of an exit fee related to the sale of a hospitality loan in March 2026, (ii) a $0.4 million charge-off of accrued interest receivable related to the mortgage foreclosure on a multifamily property in May 2026, and (iii) a $0.1 million charge-off of an exit fee related to the discounted payoff of a multifamily loan in July 2026. For the nine months ended September 30, 2025, amount includes (i) a $6.5 million charge-off of accrued interest receivable related to the discounted payoff of a land loan in March 2025 and the foreclosures on multifamily properties in July 2025 and (ii) a $0.5 million charge-off of an exit fee related to the discounted payoff of a land loan in March 2025.
(2)
Reflects previously recognized depreciation and amortization on (i) one of our multifamily real estate owned assets that was sold during the nine months ended September 30, 2026 and (ii) the portions of our mixed-use real estate owned asset that were sold during the nine months ended September 30, 2025. Amounts recorded were not previously recognized in Distributable Earnings (Loss).
(3)
Reflects previously recognized depreciation and amortization on (i) our mixed-use real estate owned asset upon reclassification to held-for-sale and (ii) one of our multifamily real estate owned assets upon reclassification to held-for-sale during the nine months ended September 30, 2026. Amounts recorded were not previously recognized in Distributable Earnings (Loss).

Note 16. Subsequent Events

We have evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and note the following transactions or events that have occurred:

1.
In October 2026, we received the full repayment of a hospitality loan. As of September 30, 2026, the loan had a total commitment and unpaid principal balance of $73.7 million and $68.7 million, respectively. A portion of repayment proceeds was used to repay the associated financing of $44.9 million.
2.
In October 2026, we received the full repayment of a hospitality loan. As of September 30, 2026, the loan had a total commitment and unpaid principal balance of $200.0 million. A portion of repayment proceeds was used to repay the associated financing of $92.3 million.
3.
In October 2026, three unaffiliated purchasers’ deposits became nonrefundable under separate agreements to sell the following assets.
a.
One risk rated 5 unencumbered loan receivable, collateralized by an office property in California, for a gross sales price of $65.7 million. The sale is expected to close in the fourth quarter of 2026, subject to customary closing conditions. As of September 30, 2026, the loan receivable’s carrying value of $71.1 million, which was based upon the estimated fair value of the underlying collateral, was not reduced to the anticipated sale proceeds. If completed, the sale is expected to result in an incremental loss of approximately $5.4 million, reflecting a discount accepted in consideration of resolving the loan within this timeframe.
b.
One risk rated 5 loan receivable, collateralized by a multifamily property in California, for a gross sales price of $245.0 million. The sale is expected to close in the fourth quarter of 2026, subject to customary closing conditions. As of September 30, 2026, the loan receivable’s carrying value of $250.0 million, which was based upon the estimated fair value of the underlying collateral, was not reduced to the anticipated sale proceeds. If completed, the sale is expected to result in an incremental loss of approximately $5.0 million, reflecting a discount accepted in consideration of resolving the loan within this timeframe.
c.
Two of the seven hotels in our REO hotel portfolio for a gross sales price of $44.5 million, a slight premium to the September 30, 2026 allocated carrying value. The sale is expected to close by the first quarter of 2027, subject to customary closing conditions. We acquired the hotel portfolio in February 2021 through foreclosure on a subordinate loan receivable, for which the two hotels served as partial collateral.

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

I. Key Financial Measures and Indicators

As a CRE finance company, we believe the key financial measures and indicators for our business are net income (loss) per share, Distributable Earnings (Loss) per share, Distributable Earnings (Loss) per share prior to realized gains and losses, which such gains and losses include charge-offs of principal, accrued interest receivable, and/or exit fees, dividends declared per share, book value per share, adjusted book value per share, Net Debt-to-Equity Ratio and Total Leverage Ratio. During the three months ended September 30, 2026, we had net loss per share of $0.10, Diluted Distributable Loss per share of $0.08, Diluted Distributable Loss per share prior to realized gains and losses of $0.05, and our Board did not declare any dividends. As of September 30, 2026, our book value per share was $8.49, our adjusted book value per share was $9.00, our Net Debt-to-Equity Ratio was 1.7x, and our Total Leverage Ratio was 2.4x. We use Net Debt-to-Equity Ratio and Total Leverage Ratio, financial measures which are not prepared in accordance with GAAP, to evaluate our financial leverage, which in the case of our Total Leverage Ratio, makes certain adjustments that we believe provide a more conservative measure of our financial condition.

Net Loss Per Share and Dividends Declared Per Share

The following table sets forth the calculation of basic and diluted net loss per share and dividends declared per share ($ in thousands, except per share data):

	Three Months Ended
	September 30, 2026	June 30, 2026
Net loss	$(14,257)	$(255,431)
Weighted average shares of common stock outstanding, basic and diluted	141,380,300	141,419,175
Basic and diluted net loss per share of common stock	$(0.10)	$(1.81)
Dividends declared per share of common stock	$-	$-

During the nine months ended September 30, 2026 and the year ended December 31, 2025, our Board did not declare any dividends. The timing and amount of any future dividends declared by our Board depend on a variety of factors, including cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code, and such other factors as our Board deems relevant. We may use net operating losses carried forward to offset future net taxable income, and therefore reduce our dividend requirements, subject to certain limitations as prescribed by the Internal Revenue Code which may change from time to time.

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

The table below summarizes the reconciliation from weighted average diluted shares under GAAP to the weighted average diluted shares used for Distributable Loss and Distributable Earnings (Loss) prior to realized losses for the three months ended September 30, 2026 and June 30, 2026:

	Three Months Ended
Weighted Averages	September 30, 2026	June 30, 2026
Diluted Shares - GAAP	141,380,300	141,419,175
Unvested RSUs	2,888,366	2,936,210
Diluted Shares - Distributable Loss (1)	144,268,666	144,355,385
(1)
For the three months ended September 30, 2026 and three months ended June 30, 2026, amount excludes 7,542,227 and 7,542,227, respectively, of weighted average warrants as the exercise price of $4.00 per share exceeded the average closing share price of our common stock.

The following table provides a reconciliation of net loss to Distributable Loss and Distributable Earnings (Loss) prior to realized gains and losses ($ in thousands, except per share data):

	Three Months Ended
	September 30, 2026	June 30, 2026
Net loss	$(14,257)	$(255,431)
Adjustments:
Non-cash stock-based compensation expense	1,442	1,489
Provision for current expected credit loss reserve	387	208,839
Recovery of principal charge-offs	(733)	(1,949)
Depreciation and amortization expense	4,453	6,144
Amortization of above and below market lease values, net	(38)	257
Amortization of discount on secured term loan	843	843
Valuation adjustment for real estate owned held-for-sale	4	29,623
Gain on sale of real estate owned	-	(341)
Distributable loss prior to realized gains and losses	$(7,899)	$(10,526)
Principal charge-offs (1)	(4,884)	(43,983)
Recovery of principal charge-offs	733	1,949
Valuation adjustment for real estate owned held-for-sale	(4)	(29,623)
Gain on sale of real estate owned	-	341
Previously recognized depreciation and amortization on real estate owned (2)	-	(1,346)
Previously recognized depreciation and amortization on real estate owned held-for-sale (3)	-	(7,636)
Distributable loss	$(12,054)	$(90,824)
Weighted average diluted shares - Distributable loss	144,268,666	144,355,385
Diluted Distributable loss per share prior to realized gains and losses	$(0.05)	$(0.07)
Diluted Distributable loss per share	$(0.08)	$(0.63)

(1)
For the three months ended September 30, 2026, amount includes a $0.1 million charge-off of an exit fee related to the discounted payoff of a multifamily loan in July 2026. For the three months ended June 30, 2026, amount includes a $0.4 million charge-off of accrued interest receivable related to the mortgage foreclosure on a multifamily property in May 2026.
(2)
Reflects previously recognized depreciation and amortization on one of our multifamily real estate owned assets that was sold during the three months ended June 30, 2026. Amounts recorded were not previously recognized in Distributable Earnings (Loss).
(3)
Reflects previously recognized depreciation and amortization on (i) our mixed-use real estate owned asset upon reclassification to held-for-sale and (ii) one of our multifamily real estate owned assets upon reclassification to held-for-sale during the three months ended June 30, 2026. Amounts recorded were not previously recognized in Distributable Earnings (Loss).

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

The following table sets forth the calculation of our book value and our adjusted book value per share, a non-GAAP financial measure, as of September 30, 2026 and December 31, 2025 ($ in thousands, except per share data):

	September 30, 2026	December 31, 2025
Total Equity	$1,225,186	$1,531,895
Number of shares of common stock outstanding and RSUs (1)	144,245,923	143,285,119
Book Value per share (2)	$8.49	$10.69
Add back: accumulated depreciation and amortization on real estate owned and related lease intangibles	0.16	0.10
Add back: general CECL reserve	0.35	0.54
Adjusted Book Value per share	$9.00	$11.33

(1)
As of September 30, 2026, amount excludes 7,542,227 warrants outstanding as the exercise price of $4.00 per share exceeded the closing share price of our common stock.
(2)
Calculated as (i) total equity divided by (ii) number of shares of common stock outstanding and RSUs at period end.

II. Our Portfolio

The table below summarizes our loans receivable held-for-investment as of September 30, 2026 ($ in thousands):

					Weighted Average(3)
	Number of Loans	Loan Commitment(1)	Unpaid Principal Balance	Carrying Value(2)	Yield to Maturity(4)	Term to Initial Maturity	Term to Fully Extended Maturity(5)	Weighted Average Origination LTV (6)	Weighted Average Adjusted LTV (7)
Senior and subordinate loans	23	$3,226,199	$3,055,182	$2,539,431	5.7%	0.3 years	0.4 years	73.6%	80.6%

(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Net of specific CECL reserves of $515.6 million.
(3)
Weighted averages are based on unpaid principal balance.
(4)
Represents the weighted average annualized yield to initial maturity of each loan, inclusive of coupon, and fees received, based on the applicable floating benchmark interest rate/floors (if applicable), in place as of September 30, 2026. For loans placed on non-accrual, the annualized yield to initial maturity used in calculating the weighted average annualized yield to initial maturity is 0%.
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

Portfolio Activity and Overview

The following table details our individual loans receivable held-for-investment based on unpaid principal balances as of September 30, 2026 ($ in thousands):

Loan Number	Loan Type	Origination Date	Loan Commitment (1)	Unpaid Principal Balance	Carrying Value (2)	Origination LTV(3)	Fully Extended Maturity(4)	Property Type (5)	Construction (5,6)	Location	Risk Rating (7)
1 (8)	Senior	12/16/2021	$405,000	$402,341	$250,000	n/m	7/31/2025	Multifamily	-	CA	5
2	Senior	9/26/2019	319,900	230,722	190,800	n/m	3/31/2026	Office	-	GA	5
3	Senior	6/30/2022	224,938	224,938	224,648	63.9%	6/30/2029	Hospitality	-	CA	3
4 (9)	Senior	7/12/2018	200,000	200,000	201,350	52.9%	10/15/2026	Hospitality	-	NY	3
5	Senior	4/14/2022	176,798	176,798	176,769	55.7%	10/30/2026	Multifamily	-	MI	3
6	Senior	1/14/2022	170,000	170,000	88,900	n/m	1/14/2027	Multifamily	-	CO	5
7	Senior	1/9/2018	160,393	160,393	120,100	n/m	1/9/2024	Land	-	VA	5
8	Senior	9/8/2022	160,000	155,000	100,900	n/m	9/8/2027	Multifamily	-	AZ	5
9	Senior	4/26/2022	151,698	142,291	90,000	n/m	4/26/2027	Multifamily	-	TX	5
10	Senior	12/10/2021	130,000	130,000	129,941	75.6%	12/10/2026	Multifamily	-	VA	2
11	Senior	6/17/2022	126,535	126,535	90,900	n/m	6/17/2027	Multifamily	-	TX	5
12	Subordinate	12/9/2021	125,000	125,000	124,985	80.3%	1/1/2027	Office	-	IL	3
13	Senior	11/4/2022	124,200	120,148	120,669	43.1%	11/9/2026	Mixed-use	Y	MA	3
14	Senior	4/29/2019	117,323	115,536	115,469	61.5%	10/29/2026	Mixed-use	-	NY	3
15	Senior	7/30/2024	104,455	102,376	102,292	82.4%	10/21/2026	Retail	-	NJ	3
16 (10)	Senior	8/2/2021	92,200	90,414	71,100	n/m	8/2/2026	Office	-	CA	5
17	Senior	12/15/2021	86,000	86,000	86,000	58.5%	12/15/2026	Mixed-use	-	TN	3
18	Senior	8/1/2022	115,250	78,500	78,500	82.1%	7/30/2026	Hospitality	Y	NY	4
19 (9)	Senior	1/19/2022	73,677	68,676	68,636	51.2%	1/19/2027	Hospitality	-	TN	3
20	Senior	8/27/2021	79,960	66,642	24,600	n/m	8/27/2026	Office	-	GA	5
21	Senior	4/5/2019	50,000	50,000	50,000	49.0%	4/6/2028	Retail	-	NY	3
22	Senior	4/5/2019	31,345	31,345	31,345	n/m	4/5/2028	Other	-	Other	3
23	Senior	7/1/2019	1,527	1,527	1,527	n/m	12/30/2020	Other	-	Other	5
Total			3,226,199	3,055,182	2,539,431
General CECL reserve					(48,808)
Grand Total/Weighted Average			$3,226,199	$3,055,182	$2,490,623				7%		3.8

(1)
Loan commitment represents principal outstanding plus remaining unfunded loan commitments.
(2)
Net of specific CECL reserves of $515.6 million.
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
(5)
Classification of property type and construction status reflect the state of collateral as of September 30, 2026.
(6)
Percent of total construction loans based on loan commitments as of September 30, 2026.
(7)
Weighted average risk rating weighted by carrying value net of specific CECL reserves.
(8)
In October 2026, an unaffiliated purchaser’s deposit became nonrefundable under an agreement to sell this loan receivable for a gross sales price of $245.0 million. The sale is expected to close in the fourth quarter of 2026, subject to customary closing conditions. We did not reduce this loan’s carrying value, which was based upon the estimated fair value of the underlying collateral, to the anticipated sale proceeds as of September 30, 2026. If completed, the sale is expected to result in an incremental loss of approximately $5.0 million, reflecting a discount accepted in consideration of resolving the loan within this timeframe.
(9)
In October 2026, this loan was repaid in full.
(10)
In October 2026, an unaffiliated purchaser’s deposit became nonrefundable under an agreement to sell this loan receivable for a gross sales price of $65.7 million. The sale is expected to close in the fourth quarter of 2026, subject to customary closing conditions. We did not reduce this loan’s carrying value, which was based upon the estimated fair value of the underlying collateral, to the anticipated sale proceeds as of September 30, 2026. If completed, the sale is expected to result in an incremental loss of approximately $5.4 million, reflecting a discount accepted in consideration of resolving the loan within this timeframe.

The following table summarizes changes in unpaid principal balance for our loans receivable held-for-investment ($ in thousands):

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Unpaid principal balance, beginning of period	$3,356,628	$4,057,357
Advances on existing loans	4,471	35,086
Repayments of loans receivable	(301,132)	(566,741)
Assignment of loan receivable to lender	-	(71,356)
Sale of loan receivable	-	(220,000)
Transfer to real estate owned held-for-investment (See Note 5)	-	(62,837)
Transfer to loans receivable held-for-sale	-	(111,542)
Principal charge-offs (1)	(4,785)	(4,785)
Unpaid principal balance, end of period	$3,055,182	$3,055,182

(1)
Amount relates to the discounted payoff of a risk rated 5 multifamily loan receivable in July 2026.

During the three months ended September 30, 2026, we resolved $409.5 million of unpaid principal balance prior to charge-offs, including $186.4 million of watchlist loans, and received $8.0 million of partial loan repayments. Such resolutions included (i) $223.1 million of full loan repayments, (ii) a $111.5 million loan sale below par, and (iii) a $74.9 million discounted loan payoff.

During the nine months ended September 30, 2026, we resolved $1.0 billion of unpaid principal balance prior to charge-offs, including $646.8 million of watchlist loans, and received $32.8 million of partial loan repayments. Such resolutions included (i) $463.8 million of full loan repayments, (ii) $331.5 million of loan sales below par, (iii) $102.0 million of mortgage foreclosures prior to charge-offs, (iv) a $74.9 million discounted loan payoff, and (v) $71.4 million related to the assignment of our right, title, and interest in a loan receivable and the collateral property to our financing counterparty in exchange for full extinguishment of amounts due under the related financing.

Subsequent to September 30, 2026, we received $268.7 million of full loan repayments and $0.6 million of partial loan repayments.

Real Estate Owned

To maximize recovery from certain defaulted loans, we have assumed legal title and/or physical possession of the collateral property underlying such loan receivables. As of September 30, 2026, our portfolio includes eight real estate owned assets with a total carrying value of $700.7 million (including related net lease intangible assets and deferred leasing costs). Such real estate owned assets are not included in the summary of our loan portfolio table above. The following table details the carrying value of each of our real estate owned assets reflected on our consolidated balance sheet as of September 30, 2026 ($ in thousands):

			Carrying Value
Property Type	Location	Foreclosure Date	Real Estate, Net	Lease Intangibles, Net (1)	Deferred Leasing Costs, Net (1)	Total
Hotel Portfolio (2)	New York, NY	February 2021	$318,889	$-	$-	$318,889
Land Parcel	New York, NY	December 2025	94,277	-	-	94,277
Multifamily	Henderson, NV	June 2025	73,448	-	-	73,448
Multifamily	Dallas, TX	July 2025	61,983	310	67	62,360
Multifamily	Phoenix, AZ	May 2025	39,928	-	-	39,928
Multifamily	Dallas, TX	January 2026	36,134	224	-	36,358
Multifamily	Dallas, TX	May 2026	22,081	192	-	22,273
Total real estate owned held-for-investment, September 30, 2026			646,740	726	67	647,533
Mixed-use	New York, NY	June 2023	53,141	-	-	53,141
Total real estate owned held-for-sale, September 30, 2026			53,141	-	-	53,141
Total real estate owned, September 30, 2026			$699,881	$726	$67	$700,674

(1)
Amounts included in other assets or other liabilities on our consolidated balance sheets.
(2)
In October 2026, an unaffiliated purchaser’s deposit became nonrefundable under an agreement to sell two of the seven hotels in our REO hotel portfolio for a gross sales price of $44.5 million, a slight premium to the September 30, 2026 allocated carrying value. The sale is expected to close by the first quarter of 2027, subject to customary closing conditions.

The following table presents detail related to changes in our real estate owned held-for-investment, net, during the nine months ended September 30, 2026 ($ in thousands):

	Gross Cost	Accumulated Depreciation	Real Estate Owned Held-for-Investment, Net
Total, December 31, 2025	$736,736	$(6,731)	$730,005
Foreclosure of multifamily property including capitalized transaction costs	59,233	-	59,233
Capital expenditures	8,099	-	8,099
Sale of multifamily property	(47,502)	883	(46,619)
Transfer to real estate owned held-for-sale	(93,302)	2,135	(91,167)
Depreciation expense	-	(12,811)	(12,811)
Total, September 30, 2026	$663,264	$(16,524)	$646,740

Fair values of collateral assets used to determine the initial estimated fair value of real estate owned are calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach. Estimates of fair values used to determine real estate owned upon acquisition may include, among others, assumptions of property specific cash flows over estimated holding periods, assumptions of property redevelopment costs, assumptions of leasing activities, discount rates, market and terminal capitalization rates, and, with respect to land, value per buildable square foot. These assumptions are based upon the nature of the properties, recent and projected property cash flows, recent sales and lease comparables, and anticipated real estate and capital market conditions, among other factors which we may deem relevant. Estimates of fair values used to determine real estate owned upon acquisition during the nine months ended September 30, 2026 include assumptions of a market capitalization rate ranging from 5.00% to 5.75% and a discount rate of 8.00%.

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

Our Manager evaluates the credit quality of each of our loans receivable on an individual basis and assigns a risk rating at least quarterly. We have developed a loan grading system for all of our outstanding loans receivable that are collateralized directly or indirectly by real estate. Grading criteria include, but are not limited to, as-is or as-stabilized debt yield, term of loan, property type, property or collateral location, loan type, structure, collateral cash flow volatility and other more subjective variables that include, but are not limited to, as-is or as-stabilized collateral value, market conditions, industry conditions, borrower/sponsor financial stability, and borrower/sponsor exit plan. While evaluating the credit quality of each loan within our portfolio, we assess these quantitative and qualitative factors as a whole and with no pre-prescribed weight on their impact to our determination of a loan’s risk rating. However, based upon the facts and circumstances for each loan and the overall market conditions, we may consider certain previously mentioned factors more or less relevant than others. We utilize the grading system to determine each loan’s risk of loss and to provide a determination as to whether an individual loan is impaired and whether a specific CECL reserve is necessary. Based on a 5-point scale, the loans are graded “1” through “5,” from less risk to greater risk, respectively. The weighted average risk rating of our loans receivable held-for-investment portfolio was 3.8 as of September 30, 2026, weighted by carrying value net of specific CECL reserves.

Current Expected Credit Losses

The current expected credit loss reserve required under GAAP reflects our current estimate of potential credit losses related to our loan portfolio, which may fluctuate depending on market conditions and changes in our loan portfolio. See Note 2 to our consolidated financial statements for further detail of our current expected credit loss reserve methodology. The following table illustrates the changes in the current expected credit loss reserve for our loans receivable held-for-investment for the nine months ended September 30, 2026 and 2025 ($ in thousands):

		General CECL Reserve
	Specific CECL Reserve	Loans Receivable Held-for- Investment	Unfunded Loan Commitments(1)	Total General CECL Reserve	Accrued Interest Receivable(2)	Total CECL Reserve
Total reserve, December 31, 2024	$120,920	$122,110	$5,546	$127,656	$17,794	$266,370
Provision (reversal)	41,458	(3,975)	100	(3,875)	3,540	41,123
Charge-offs	(43,113)	-	-	-	(3,540)	(46,653)
Total reserve, March 31, 2025	$119,265	$118,135	$5,646	$123,781	$17,794	$260,840
Provision	143,121	14,460	958	15,418	30,950	189,489
Charge-offs	(68,909)	-	-	-	(2,915)	(71,824)
Total reserve, June 30, 2025	$193,477	$132,595	$6,604	$139,199	$45,829	$378,505
Provision (reversal)	16,720	1,533	(930)	603	6,911	24,234
Charge-offs	(42,325)	-	-	-	-	(42,325)
Total reserve, September 30, 2025	$167,872	$134,128	$5,674	$139,802	$52,740	$360,414

Total reserve, December 31, 2025	$365,424	$73,328	$4,340	$77,668	$26,782	$469,874
Provision (reversal)	32,368	(25,710)	(1,864)	(27,574)	26,578	31,372
Charge-offs	(48,977)	-	-	-	(12,884)	(61,861)
Total reserve, March 31, 2026	$348,815	$47,618	$2,476	$50,094	$40,476	$439,385
Provision (reversal)	211,581	1,133	(642)	491	(3,233)	208,839
Charge-offs	(43,593)	-	-	-	(390)	(43,983)
Total reserve, June 30, 2026	$516,803	$48,751	$1,834	$50,585	$36,853	$604,241
Provision (reversal)	3,701	57	(24)	33	(3,347)	387
Charge-offs	(4,884)	-	-	-	-	(4,884)
Total reserve, September 30, 2026	$515,620	$48,808	$1,810	$50,618	$33,506	$599,744

(1)
CECL reserves for unfunded commitments are included in other liabilities on our consolidated balance sheets.
(2)
CECL reserves for accrued interest receivable are included in other assets on our consolidated balance sheets.

The following table illustrates our specific and general CECL reserves as a percentage of total unpaid principal balance of loans receivable held-for-investment as of September 30, 2026, December 31, 2025, September 30, 2025, and December 31, 2024:

	Specific CECL Reserve (1)	General CECL Reserve (2)	Total CECL Reserve (3)
Reserve at December 31, 2024	18.2%	2.3%	4.0%
Reserve at September 30, 2025	17.2%	3.9%	6.8%
Reserve at December 31, 2025	26.0%	2.9%	10.9%
Reserve at September 30, 2026	33.4%	3.4%	18.5%

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

Specific CECL Reserves

In certain circumstances, we may determine that a borrower is experiencing financial difficulty, and, if the repayment of the loan’s principal is collateral dependent, the loan is no longer suited for the WARM method. In these instances, there have been diminutions in the fair value and performance of the collateral property primarily as a result of reduced tenant and/or capital markets demand for such property types in the markets in which these assets and borrowers operate. For such loans, we seek resolutions through a variety of means including, but not limited to, foreclosures on the collateral asset, sales of our loan receivable, and discounted loan payoffs. If we anticipate assuming legal title and/or physical possession of the collateral property and the fair value of the collateral asset is determined to be below the carrying value of our loan, we may recognize a specific CECL reserve. Furthermore, in certain circumstances, we may recognize a specific CECL reserve based upon anticipated proceeds from the disposition of our loan. The following table presents a summary of our risk rated 5 loans receivable held-for-investment as of September 30, 2026 ($ in thousands):

Property Type	Location	Unpaid Principal Balance	Carrying Value Before Specific CECL Reserve	Specific CECL Reserve	Net Carrying Value
Multifamily (1)	CA	$402,341	$402,223	$(152,223)	$250,000
Multifamily	CO	170,000	170,000	(81,100)	88,900
Multifamily	AZ	155,000	155,000	(54,100)	100,900
Multifamily	TX	142,291	141,776	(51,776)	90,000
Multifamily	TX	126,535	126,535	(35,635)	90,900
Total Multifamily		996,167	995,534	(374,834)	620,700
Land	VA	160,393	160,393	(40,293)	120,100
Total Land		160,393	160,393	(40,293)	120,100
Office	GA	230,722	230,722	(39,922)	190,800
Office (2)	CA	90,414	90,027	(18,927)	71,100
Office	GA	66,642	66,244	(41,644)	24,600
Total Office		387,778	386,993	(100,493)	286,500
Other (3)	Other	1,527	1,527	-	1,527
Total Other		1,527	1,527	-	1,527
Total		$1,545,865	$1,544,447	$(515,620)	$1,028,827

(1)
In October 2026, an unaffiliated purchaser’s deposit became nonrefundable under an agreement to sell this loan receivable for a gross sales price of $245.0 million. The sale is expected to close in the fourth quarter of 2026, subject to customary closing conditions. We did not reduce this loan’s carrying value, which was based upon the estimated fair value of the underlying collateral, to the anticipated sale proceeds as of September 30, 2026. If completed, the sale is expected to result in an incremental loss of approximately $5.0 million, reflecting a discount accepted in consideration of resolving the loan within this timeframe.
(2)
In October 2026, an unaffiliated purchaser’s deposit became nonrefundable under an agreement to sell this loan receivable for a gross sales price of $65.7 million. The sale is expected to close in the fourth quarter of 2026, subject to customary closing conditions. We did not reduce this loan’s carrying value, which was based upon the estimated fair value of the underlying collateral, to the anticipated sale proceeds as of September 30, 2026. If completed, the sale is expected to result in an incremental loss of approximately $5.4 million, reflecting a discount accepted in consideration of resolving the loan within this timeframe.
(3)
Amounts deemed uncollectible have been charged-off as of September 30, 2026.

Fair values of collateral assets used to determine specific CECL reserves are calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach. Estimates of fair values used to determine specific CECL reserves may include, among others, assumptions of property specific cash flows over estimated holding periods, assumptions of property redevelopment costs, assumptions of leasing activities, discount rates, market and terminal capitalization rates, and, with respect to land, value per buildable square foot. These assumptions are based upon the nature of the properties, recent and projected property cash flows, recent sales and lease comparables, and anticipated real estate and capital market conditions, among other factors which we may deem relevant. Estimates of fair values used to determine specific CECL reserves as of September 30, 2026 include discount rates ranging from 6.0% to 20.0%, market and terminal capitalization rates ranging from 4.61% to 8.75%, and, with respect to the land loan, value per buildable square foot of $140 based on current entitlements.

Historical Originations and Realizations

The following table presents our loan commitment originations, loan commitment realizations, and the amount of principal charge-offs recognized for each origination vintage year as of September 30, 2026 by year of origination ($ in thousands):

		Total by Origination Year as of September 30, 2026
	Total	2026	2025	2024(2)	2023	2022	2021	2020 and Prior
Loan Commitment Originations (1)	$18,151,443	$-	$-	$104,455	$101,059	$3,463,564	$2,959,122	$11,523,243
Loan Commitment Realizations through Repayment, Sale, or Assignment	$13,894,595	$-	$-	$-	$101,059	$1,755,943	$1,927,411	$10,110,182
Principal Charge-offs from Repayment or Sale	$464,652	$-	$-	$-	$315	$99,006	$8,251	$357,080
Loan Commitment Realizations through REO	$834,893	$-	$-	$-	$-	$349,347	$83,901	$401,645
Principal Charge-offs from REO (3)	$155,919	$-	$-	$-	$-	$48,571	$39,900	$67,448

(1)
Loan commitment upsizes and protective advances subsequent to origination are reflected as increases in loan commitment in the year that the loan was originated.
(2)
Reflects a loan receivable acquired in connection with a full loan repayment.
(3)
Excludes gains and losses recognized in connection with the reclassifications or sales of our real estate owned assets.

Portfolio Financing

Our financing arrangements include repurchase agreements, a term participation facility, asset-specific financings, debt related to real estate owned hotel portfolio, and secured term loan borrowings.

The following table summarizes our secured financings ($ in thousands):

	September 30, 2026
	Capacity	Borrowings Outstanding	Weighted Average Spread(1)
Repurchase agreements and term participation facility	$3,159,630	$1,535,889	+ 2.85%
Secured term loan	500,000	500,000	+ 6.75%
Debt related to real estate owned hotel portfolio	235,000	235,000	+ 3.18%
Total/Weighted Average	$3,894,630	$2,270,889	+ 3.74%

(1)
Weighted average spread over the applicable benchmark interest rate is based on unpaid principal balance. SOFR as of September 30, 2026 was 3.91%.

See Note 6 - Debt Obligations to our consolidated financial statements for further detail.

Repurchase Agreements and Term Participation Facility

We finance certain of our loans and multifamily real estate owned properties using repurchase agreements and a term participation facility. As of September 30, 2026, aggregate borrowings outstanding under our repurchase agreements and term participation facility totaled $1.5 billion, with a weighted average spread of SOFR plus 2.85% per annum based on unpaid principal balance. As of September 30, 2026, the loans receivable securing the outstanding borrowings under these facilities had a weighted average term to initial maturity and fully extended maturity of 0.3 years and 0.4 years, respectively, assuming all conditions to extend are met. Further, we have a repurchase agreement that specifically provides for the ability to finance (i) loans receivable, including those which may be delinquent or in default, and (ii) real estate owned assets subsequent to assuming legal title and/or physical possession of the collateral property. As of September 30, 2026, $178.6 million of borrowings outstanding relate to our multifamily real estate owned assets.

Each repurchase agreement contains “margin maintenance” provisions, which are designed to allow the counterparty to require the delivery of cash or other assets to de-lever financings on assets that are determined to have experienced a diminution in value. Since inception through September 30, 2026, we have not received any margin calls under any of our repurchase agreements.

Secured Term Loan

In January 2026, we refinanced our prior secured term loan with a new secured term loan which provides for an aggregate principal amount of $500.0 million and a maturity date of January 30, 2030. Our secured term loan is presented net of any discounts and transaction costs which are deferred and recognized as interest expense over the life of the loan using the effective interest method. As of September 30, 2026, our secured term loan has an unpaid principal balance of $500.0 million and a carrying value of $469.9 million. As consideration for and in connection with entering into our new secured term loan in January 2026, we issued detachable warrants to purchase up to 7,542,227 shares of our common stock at an exercise price of $4.00 per share, with an expiration date of January 2037. Value allocated to the detachable warrants is classified as equity and created a corresponding discount on our secured term loan in the same amount.

Debt Related to Real Estate Owned Hotel Portfolio

On February 8, 2021, we assumed a $300.0 million securitized senior mortgage in connection with a foreclosure on a hotel portfolio which, subsequent thereto, was modified to provide for, among other things, total principal payments of $25.0 million, an extension of the contractual maturity date to February 9, 2025, and the designation of a portion of the loan becoming partial recourse to us. Upon maturity in February 2025, we entered into forbearance agreements with our lender through September 9, 2025 and concurrently repaid $5.0 million of the principal balance. On June 9, 2025, we refinanced our debt related to real estate owned hotel portfolio with a non-recourse senior mortgage in the amount of $235.0 million. Such financing matures on June 9, 2027, and we may extend the maturity to June 9, 2030 pursuant to three one-year extension options, subject to meeting prescribed conditions. As of September 30, 2026, our debt related to real estate owned hotel portfolio has an unpaid principal balance of $235.0 million, a carrying value of $233.1 million and a stated rate of SOFR plus 3.18%. See Derivatives below for further detail of our interest rate cap.

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

Changes in the fair value of our interest rate cap are recorded as an unrealized gain or loss on interest rate cap on our consolidated statements of operations and the fair value is recorded in other assets on our consolidated balance sheets. Proceeds received from our counterparty related to the interest rate cap are recorded as proceeds from interest rate cap on our consolidated statements of operations. As of September 30, 2026 and December 31, 2025, the fair value of our interest rate cap was de minimis. During the three and nine months ended September 30, 2026 and 2025, we did not recognize any proceeds from our interest rate caps.

Financial Covenants

Our financing agreements generally contain certain financial covenants. As of September 30, 2026, we are in compliance with all financial covenants under our financing agreements.

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

Repurchase Agreements and Term Participation Facility

As calculated in accordance with our repurchase agreements and our term participation facility and as of September 30, 2026, (i) our tangible net worth shall not be less than $1.0 billion plus 75% of the aggregate cash proceeds received by us after January 30, 2026 from any equity issuances, capital contributions, and/or subscriptions (net of any related costs), (ii) our total debt-to-equity ratio shall not exceed 3.50 to 1.00, and (iii) our cash liquidity shall not be less than the greater of (x) $20.0 million or (y) 5% of total recourse indebtedness (which includes our secured term loan). For the quarters ending September 30, 2026 to June 30, 2027, there is no measurement of our ratio of earnings before interest, taxes, depreciation, and amortization to interest charges (our “Interest Coverage Ratio”). Commencing with the quarters ending September 30, 2027 and December 31, 2027, our Interest Coverage Ratio shall not be less than 1.10 to 1.00. Subsequent thereto, our Interest Coverage Ratio shall not be less than (i) 1.20 to 1.00 for the quarters ending March 31, 2028 and June 30, 2028 and (ii) 1.30 to 1.00 for the quarters ending September 30, 2028 and thereafter.

Secured Term Loan

As calculated in accordance with our new secured term loan agreement and effective upon its closing, (i) our tangible net worth shall not be less than $1.0 billion plus 75% of the aggregate cash proceeds received by us after January 30, 2026 from any equity issuances, capital contributions, and/or subscriptions (net of any related costs) and (ii) our total debt-to-equity ratio shall not exceed 3.50 to 1.00. For the quarters ending September 30, 2026 to June 30, 2027, there is no measurement of our Interest Coverage Ratio. Commencing with the quarters ending September 30, 2027 and December 31, 2027, our Interest Coverage Ratio shall not be less than 1.10 to 1.00. Subsequent thereto, our Interest Coverage Ratio shall not be less than (i) 1.20 to 1.00 for the quarters ending March 31, 2028 and June 30, 2028 and (ii) 1.30 to 1.00 for the quarters ending September 30, 2028 and thereafter.

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

The following table summarizes our non-consolidated senior interest and related retained subordinate interest as of September 30, 2026 ($ in thousands):

	Loan Count	Loan Commitment	Unpaid Principal Balance	Carrying Value	Weighted Average Interest Rate (1)	Term to Initial Maturity (in years)	Term to Fully Extended Maturity (in years) (2)
Fixed rate non-consolidated senior loans	1	$830,000	$830,000	N/A	3.47%	0.3	0.3
Retained fixed rate subordinate loans	1	$125,000	$125,000	$124,985	8.50%	0.3	0.3

(1)
Weighted average is based on unpaid principal balance.
(2)
Term to fully extended maturity is determined based on the maximum maturity of each of the corresponding loans, assuming all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.

Floating and Fixed Rate Portfolio

Our business model seeks to minimize our exposure to changing interest rates by originating floating rate loans and financing them with floating rate liabilities. Further, we seek to match the benchmark rate index in the floating rate loans we originate with the benchmark index used in the related floating rate financings. Generally, we use SOFR as the benchmark rate index in both our floating rate loans and floating rate financings. As of September 30, 2026, 95.9% of our loans receivable held-for-investment based on unpaid principal balance were floating rate and indexed to SOFR. All of our financing is floating rate and indexed to SOFR, which resulted in approximately $657.8 million of net floating rate exposure, including unpaid principal balance of non-accrual loans receivable.

The following table details our net floating rate exposure as of September 30, 2026 ($ in thousands):

Net Floating Rate Exposure
Floating rate loans receivable	$2,928,655
Floating rate liabilities secured by loans receivable	(1,357,255)
Net floating rate exposure - loan portfolio (1)	1,571,400
Floating rate liabilities secured by real estate owned assets	(413,634)
Secured term loan	(500,000)
Net floating rate exposure - total portfolio	$657,766
Less: unpaid principal balance of non-accrual loans receivable	$(1,545,865)
Net floating rate exposure	$(888,099)

(1)
As of September 30, 2026, amount includes $995.2 million of net floating rate exposure related to loans on non-accrual status.

As of September 30, 2026 and aside from our interest rate cap on our debt related to real estate owned hotel portfolio, we do not employ interest rate derivatives (interest rate swaps, caps, collars or floors) to hedge our asset or liability portfolio, but we may do so in the future.

Results of Operations – Three Months Ended September 30, 2026 and June 30, 2026

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

Operating Results

The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2026, and June 30, 2026 ($ in thousands, except per share data):

	Three Months Ended
	September 30, 2026	June 30, 2026	$ Change
Revenue
Interest and related income	$41,536	$46,251	$(4,715)
Less: interest and related expense	40,291	46,603	(6,312)
Net interest income (expense)	1,245	(352)	1,597
Revenue from real estate owned	31,394	30,065	1,329
Total net revenue	32,639	29,713	2,926
Expenses
Management fees - affiliate	6,822	7,077	(255)
General and administrative expenses	3,582	4,722	(1,140)
Stock-based compensation expense	1,442	1,489	(47)
Real estate owned:
Operating expenses	22,216	20,550	1,666
Interest expense	8,688	8,947	(259)
Depreciation and amortization	4,453	6,144	(1,691)
Total expenses	47,203	48,929	(1,726)
Gain on sale of real estate owned	-	341	(341)
Loss from equity method investment	(35)	(43)	8
Valuation adjustment for real estate owned held-for-sale	(4)	(29,623)	29,619
Provision for current expected credit loss reserve	(387)	(208,839)	208,452
Recovery of principal charge-offs	733	1,949	(1,216)
Net loss	$(14,257)	$(255,431)	$241,174
Net loss per share of common stock:
Basic and diluted	$(0.10)	$(1.81)	$1.71

Comparison of the three months ended September 30, 2026 and June 30, 2026

Net Revenue

Total net revenue increased $2.9 million during the three months ended September 30, 2026, compared to the three months ended June 30, 2026. The increase is primarily due to an increase in net interest income of $1.6 million, which was driven by a decrease in interest expense of $6.3 million due to loan realizations in 2026, the proceeds from which were primarily used to reduce financing balances, partially offset by a decrease in interest income of $4.7 million primarily as a result of decreased average loans receivable balances. The increase in total net revenue was also due to an increase in revenue from real estate owned of $1.3 million attributable to an increase in revenue at the hotel portfolio compared to the three months ended June 30, 2026 due to higher overall occupancy and revenue per available room (“RevPAR”) levels.

Expenses

Expenses are primarily comprised of base management fees payable to our Manager, general and administrative expenses, stock-based compensation expense, operating expenses from real estate owned, interest expense from real estate owned, and depreciation and amortization on real estate owned and related in-place and other lease intangible values. Operating expenses from real estate owned primarily include real estate taxes, utilities, repairs and maintenance, personnel costs of third-party property managers, property management fees incurred to third-parties, insurance, marketing, and general and administrative expenses specific to our real estate owned properties. Expenses decreased by $1.7 million during the three months ended September 30, 2026, as compared to the three months ended June 30, 2026, primarily due to:

(i)
a decrease in depreciation and amortization on real estate owned of $1.7 million as a result of the amortization period for in-place lease values ending during the three months ended June 30, 2026 for certain of our multifamily properties as well as a decrease in depreciation expense over the comparative period due to the reclassification of our mixed-use real estate owned asset to held-for-sale during the three months ended June 30, 2026;
(ii)
a decrease in general and administrative expenses of $1.1 million primarily as a result of a decrease in certain non-recurring charges incurred over the comparative period;
(iii)
partially offset by an increase in operating expenses from real estate owned of $1.7 million during the comparative period, due to higher variable operating expenses in connection with higher occupancy levels at the hotel portfolio as well as an increase in repairs and maintenance costs across the multifamily real estate owned assets.

Gain on Sale of Real Estate Owned

During the three months ended June 30, 2026, we sold a multifamily property located in Dallas, TX to an unaffiliated purchaser, which resulted in a gain on sale of $0.3 million. During the three months ended September 30, 2026, there were no such gains recognized.

Loss from Equity Method Investment

During the three months ended September 30, 2026 and the three months ended June 30, 2026, we recognized de minimis losses from our equity method investment as a result of the net losses recognized by our investee during each respective period.

Valuation Adjustment for Real Estate Owned Held-for-Sale

During the three months ended September 30, 2026, we recognized a de minimis valuation adjustment for real estate owned held-for-sale in connection with the sale of one of our multifamily real estate owned assets previously classified as held-for-sale. During the three months ended June 30, 2026, we determined that our mixed-use real estate owned asset and one of our multifamily real estate owned assets met the held-for-sale criteria. As a result, we reclassified these assets to real estate owned held-for-sale and recognized a combined $29.6 million loss through our valuation adjustment for real estate owned held-for-sale based upon anticipated sales price, less estimated costs to sell, and the carrying values of the assets (including related net lease intangible assets and deferred leasing costs) prior to reclassification.

Provision for Current Expected Credit Loss Reserve

During the three months ended September 30, 2026, we recorded a provision for current expected credit losses of $0.4 million, which consisted of $3.7 million of additional provision for our specific CECL reserves, de minimis additional provision for our general CECL reserves, offset in part by a $3.3 million reversal of our CECL reserves on accrued interest receivable. The additional provision for our specific CECL reserves is primarily attributable to protective advances made on certain loans. The provision for our general CECL reserves remained relatively unchanged quarter-over-quarter due to the increase from changes in expected remaining duration within our loan portfolio being offset by a reduction in the size of our loan portfolio subject to determination of the general CECL reserve, seasoning of our loan portfolio, and changes in the historical loss rate of the analogous data set. The reversal of our CECL reserves on accrued interest receivable is attributable to the collection of previously reserved past-due interest on loans that remain on non-accrual status.

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

Recovery of Principal Charge-Offs

During the three months ended September 30, 2026 and the three months ended June 30, 2026, we recorded a recovery of principal charge-offs of $0.7 million and $1.9 million, respectively, related to two loan sales. First, a loan sale completed in 2025 where we retained our rights to receive certain payments under the associated guarantee of the loan and received $0.5 million from the guarantor of the loan receivable during the three months ended September 30, 2026. Second, a loan sale completed in 2023, where concurrent with the sale, our TRS entered into an agreement with the transferee which provides for a share of cash flows upon the transferee achieving certain financial metrics. In 2026, the transferee achieved the necessary financial metrics, and under the terms of such agreement, our TRS received $0.2 million during the three months ended September 30, 2026 and $1.9 million during the three months ended June 30, 2026.

Results of Operations – Nine Months Ended September 30, 2026 and September 30, 2025

The following table sets forth information regarding our consolidated results of operations for the nine months ended September 30, 2026 and 2025 ($ in thousands, except per share data):

	Nine Months Ended
	September 30, 2026	September 30, 2025	$ Change
Revenue
Interest and related income	$146,786	$315,080	$(168,294)
Less: interest and related expense	137,788	243,061	(105,273)
Net interest income	8,998	72,019	(63,021)
Revenue from real estate owned	82,873	69,062	13,811
Total net revenue	91,871	141,081	(49,210)
Expenses
Management fees - affiliate	21,246	24,327	(3,081)
General and administrative expenses	11,516	14,118	(2,602)
Stock-based compensation expense	5,248	11,897	(6,649)
Real estate owned:
Operating expenses	60,820	47,100	13,720
Interest expense	26,811	24,134	2,677
Depreciation and amortization	16,996	5,023	11,973
Total expenses	142,637	126,599	16,038
Unrealized loss on interest rate cap	-	(71)	71
Gain on sales of real estate owned	341	366	(25)
Loss from equity method investment	(116)	(93)	(23)
Loss on extinguishment of debt	(5,898)	(547)	(5,351)
Valuation adjustment for real estate owned held-for-sale	(29,627)	12,618	(42,245)
Provision for current expected credit loss reserve	(240,598)	(254,846)	14,248
Recovery of principal charge-offs	2,682	-	2,682
Valuation adjustment for loan receivable held-for-sale	-	(41,767)	41,767
Net loss	$(323,982)	$(269,858)	$(54,124)
Net loss per share of common stock:
Basic and diluted	$(2.30)	$(1.93)	$(0.37)

Comparison of the nine months ended September 30, 2026 and September 30, 2025

Net Revenue

Total net revenue decreased $49.2 million during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The decrease is primarily due to a decrease in net interest income of $63.0 million, which was driven by a decrease in interest income of $168.3 million as a result of a reduction in the size of our loan portfolio and an increase in the portion of loans on non-accrual status during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. This decrease was partially offset by a decrease in interest expense of $105.3 million primarily as a result of lower average borrowing levels, and an increase in revenue from real estate owned of $13.8 million attributable to revenue recognized from the multifamily properties we foreclosed on in 2025 and 2026 and higher overall occupancy and RevPAR levels at our hotel portfolio, offset in part by a reduction in revenue from our mixed-use real estate owned asset as a result of partial asset sales during 2025.

Expenses

Expenses are primarily comprised of base management fees payable to our Manager, general and administrative expenses, stock-based compensation expense, operating expenses from real estate owned, interest expense from real estate owned, and depreciation and amortization on real estate owned and related in-place and other lease intangible values. Operating expenses from real estate owned primarily include real estate taxes, utilities, repairs and maintenance, personnel costs of third-party property managers, property management fees incurred to third-parties, insurance, marketing, and general and administrative expenses specific to our real estate owned properties. Expenses increased by $16.0 million during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to:

(i)
an increase in operating expenses from real estate owned of $13.7 million during the comparative period, primarily due to higher variable operating expenses in connection with higher occupancy levels at the hotel portfolio, and operating expenses such as real estate taxes, utilities, and repairs and maintenance expenses incurred from the multifamily properties and land parcel we foreclosed on in 2025 and 2026;
(ii)
an increase in depreciation and amortization from real estate owned of $12.0 million primarily due to depreciation and amortization expense recognized on the multifamily properties we foreclosed on in 2025 and 2026, offset in part by depreciation and amortization expense not recognized on our mixed-use real estate owned asset while classified as held-for-sale during a portion of the nine months ended September 30, 2026 and depreciation expense not being recognized on the hotel portfolio while classified as held-for-sale during a portion of the nine months ended September 30, 2025;
(iii)
an increase in interest expense on real estate owned of $2.7 million during the comparative period due to interest expense recognized on debt related to the multifamily properties we foreclosed on in 2025 and 2026;
(iv)
partially offset by a decrease in stock-based compensation of $6.6 million due to the vesting period ending on previously issued restricted stock units and the remaining unvested restricted stock unit grants having a grant date fair value less than that of the grants which vested;
(v)
further offset by a decrease in general and administrative expenses of $2.6 million primarily as a result of a decrease in non-recurring costs incurred over the comparative period, generally related to legal and professional fees related to loan enforcement and financing matters;
(vi)
further offset by a decrease in management fees of $3.1 million as a result of lower Stockholders’ Equity, as defined in the Management Agreement, compared to the comparative period.

Unrealized Loss on Interest Rate Cap

During the nine months ended September 30, 2025, we recognized a $0.1 million unrealized loss on the interest rate cap as the value of the interest rate cap was determined as de minimis due to prevailing interest rates falling well below the cap’s strike rate.

Gain on Sales of Real Estate Owned

During the nine months ended September 30, 2026, we sold a multifamily real estate owned asset located in Dallas, TX to an unaffiliated purchaser, which resulted in a gain on sale of $0.3 million. During the nine months ended September 30, 2025, we sold seven floors of primarily office space in our mixed-use real estate owned asset to unaffiliated purchasers for a gross sales price of $42.6 million, resulting in an aggregate gain on partial sales, net of $0.4 million.

Loss from Equity Method Investment

During the nine months ended September 30, 2026 and 2025, we recognized de minimis losses from our equity method investment as a result of the net losses recognized by our investee during each respective period.

Loss on Extinguishment of Debt

During the nine months ended September 30, 2026 and 2025, we recognized losses on extinguishment of debt of $5.9 million and $0.5 million, respectively, due to the recognition of unamortized deferred financing costs resulting from the repayment of financing balances prior to maturity.

Valuation Adjustment for Real Estate Owned Held-For-Sale

During the nine months ended September 30, 2026, we determined that our mixed-use real estate owned asset and one of our multifamily real estate owned assets met the held-for-sale criteria. As a result, we reclassified these assets to real estate owned held-for-sale and recognized a combined $29.6 million loss through our valuation adjustment for real estate owned held-for-sale based upon anticipated sales price, less estimated costs to sell, and the carrying values of the assets (including related net lease intangible assets and deferred leasing costs) prior to reclassification. As of September 30, 2025, we determined that a sale of the hotel portfolio was no longer advisable and thus determined that the hotel portfolio no longer met the held-for-sale criteria and reclassified it to held-for-investment on our consolidated balance sheet, resulting in a $13.0 million reversal of a previously recognized valuation adjustment for real estate owned held-for-sale, representing previously estimated costs to sell.

Provision for Current Expected Credit Loss Reserve

During the nine months ended September 30, 2026, we recorded a provision for current expected credit losses of $240.6 million, which consisted of $247.7 million of additional provision for our specific CECL reserves and $20.0 million of additional net provision for our CECL reserves on accrued interest receivable, offset in part by a $27.1 million net reversal of our general CECL reserves. The additional provision for our specific CECL reserves is primarily attributable to specific reserves determined on loans now classified as risk rated 5, changes to collateral values, protective advances made on certain loans, and incremental specific reserves determined on loans that were sold below our carrying value. The additional net provision for our CECL reserves on accrued interest receivable is attributable to reserving against outstanding interest due to us upon loans being placed on non-accrual status during the nine months ended September 30, 2026, offset in part by a reduction in reserves upon the receipt of past due interest. The net reversal of our general CECL reserves is primarily attributable to a reduction in the size of our loan portfolio subject to determination of the general CECL reserve, seasoning of our loan portfolio, and changes in the historical loss rate of the analogous data set, offset in part by changes in expected remaining duration within our loan portfolio.

During the nine months ended September 30, 2025, we recorded a provision for current expected credit losses of $254.8 million, which consisted of $12.1 million of additional net provision for our general CECL reserves, $201.3 million of additional provision for our specific CECL reserves, and $41.4 million of additional provision for our CECL reserves on accrued interest receivable. The additional net provision for our general CECL reserves was primarily attributable to changes in the historical loss rate of the analogous data set and changes in risk ratings, non-accrual status, and expected remaining duration within our loan portfolio, offset in part by the seasoning of our loan portfolio and a reduction in the size of our loan portfolio subject to determination of the general CECL reserve. The additional provision for our specific CECL reserves was primarily attributable to specific reserves determined on loans then newly classified as risk rated 5, changes to collateral values, and protective advances made. The additional provision for our CECL reserves on accrued interest receivable was attributable to reserving against interest income previously recognized on loans placed on non-accrual status during such period.

Recovery of Principal Charge-Offs

During the nine months ended September 30, 2026 we recorded a recovery of principal charge-offs of $2.7 million related to two loan sales. First, a loan sale completed in 2025 where we retained our rights to receive certain payments under the associated guarantee of the loan and received $0.5 million from the guarantor. Second, a loan sale completed in 2023, where concurrent with the sale, our TRS entered into an agreement with the transferee which provides for a share of cash flows upon the transferee achieving certain financial metrics. In 2026, the transferee achieved the necessary financial metrics, and under the terms of such agreement, our TRS received $2.2 million.

Valuation Adjustment for Loan Receivable Held-for-Sale

During the nine months ended September 30, 2025, we recognized a valuation adjustment of $41.8 million for our loan receivable held-for-sale as a result of additional protective advances made and a decrease in anticipated proceeds from the sale of such loan.

Liquidity and Capital Resources

Capitalization

We have capitalized our business to date primarily through the issuance of shares of our common stock, issuance of warrants, and borrowings under our secured financings and secured term loan. As of September 30, 2026, we had 141,085,961 shares of our common stock outstanding, representing $1.2 billion of equity, and, in connection with entering into our new secured term loan in January 2026, had 7,542,227 of warrants outstanding with an exercise price of $4.00 per share. Further, we had $2.3 billion of outstanding borrowings under our secured financings, our secured term loan, and our debt related to real estate owned hotel portfolio. As of September 30, 2026, our secured financings consisted of three repurchase agreements with capacity of $2.9 billion and a combined outstanding balance of $1.3 billion, and a term participation facility with a capacity of $218.5 million and an outstanding balance of $212.0 million. As of September 30, 2026, our debt related to real estate owned hotel portfolio had an outstanding balance of $235.0 million and our secured term loan had an outstanding balance of $500.0 million.

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

The following table presents our Net Debt-to-Equity Ratios and Total Leverage Ratios as of September 30, 2026 and December 31, 2025 ($ in thousands, except ratio data):

	September 30, 2026	December 31, 2025
Asset-specific debt	$1,769,003	$2,595,580
Secured term loan, net	469,947	549,447
Total debt	2,238,950	3,145,027
Less: cash and cash equivalents	(133,764)	(173,186)
Net Debt	$2,105,186	$2,971,841
Total Equity	$1,225,186	$1,531,895
Net Debt-to-Equity Ratio	1.7x	1.9x
Non-consolidated senior loans	$830,000	$830,000
Total Leverage	$2,935,186	$3,801,841
Total Leverage Ratio	2.4x	2.5x

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

The following table sets forth, as of September 30, 2026 and December 31, 2025, our sources of available liquidity ($ in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$133,764	$173,186
Approved and undrawn credit capacity(1)	13,172	11,446
Total sources of liquidity	$146,936	$184,632

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

The following table presents a summary of our unencumbered loans receivable held-for-investment as of September 30, 2026 ($ in thousands):

Loan Type	Loan Commitment	Unpaid Principal Balance	Carrying Value (1)	Property Type	Construction	Location	Risk Rating
Subordinate	$125,000	$125,000	$124,985	Office	-	IL	3
Senior	115,250	78,500	78,500	Hospitality	Y	NY	4
Senior (2)	92,200	90,414	71,100	Office	-	CA	5
Senior	79,960	66,642	24,600	Office	-	GA	5
Senior	1,527	1,527	1,527	Other	-	Other	5
Total	$413,937	$362,083	$300,712

(1)
Carrying value reflects amount net of specific CECL reserves of $60.6 million.
(2)
In October 2026, an unaffiliated purchaser’s deposit became nonrefundable under an agreement to sell this loan receivable for a gross sales price of $65.7 million. The sale is expected to close in the fourth quarter of 2026, subject to customary closing conditions. We did not reduce this loan’s carrying value, which was based upon the estimated fair value of the underlying collateral, to the anticipated sale proceeds as of September 30, 2026. If completed, the sale is expected to result in an incremental loss of approximately $5.4 million, reflecting a discount accepted in consideration of resolving the loan within this timeframe.

In October 2026, a portion of proceeds received from the repayment of a loan receivable was used to repay the associated financing of a risk rated 5 multifamily loan receivable with an unpaid principal balance of $155.0 million and a carrying value, net of specific CECL reserves, of $100.9 million as of September 30, 2026.

As of September 30, 2026, we held unencumbered real estate owned assets with a total carrying value of $147.4 million, comprised of (i) our mixed-use real estate owned asset with a carrying value of $53.1 million which is classified as held-for-sale and (ii) our land parcel real estate owned asset with a carrying value of $94.3 million.

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

On May 10, 2024, we entered into an equity distribution agreement with certain sales agents, pursuant to which we may sell, from time to time, up to an aggregate sales price of $150.0 million of our common stock pursuant to a continuous offering program (the “ATM Agreement”) under our in-place effective shelf registration. Sales of our common stock made pursuant to the ATM Agreement may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. The timing and amount of actual sales will depend on a variety of factors, including market conditions, the trading price of our common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the nine months ended September 30, 2026, we did not issue any shares of our common stock pursuant to the ATM Agreement. As of September 30, 2026, the ATM Agreement has not been utilized, and $150.0 million of our common stock remained available for issuance pursuant to the ATM Agreement.

Liquidity Needs

Our primary liquidity needs generally include loan origination and acquisitions, future fundings to our borrowers on our unfunded loan commitments, interest payment and principal repayment obligations on outstanding borrowings under our financings, operating expenses, management fees, and dividend payments to our stockholders necessary to satisfy REIT dividend requirements, if any. We currently maintain, and seek to maintain, cash and liquidity to i) comply with minimum liquidity covenants under certain of our financing agreements and ii) meet our above-mentioned primary liquidity needs. Further, we seek to meet such liquidity needs through our sources of liquidity discussed above.

During the nine months ended September 30, 2026 and the year ended December 31, 2025, we made deleveraging payments to certain of our financing counterparties in the amounts of $262.2 million and $579.7 million, respectively, which include $56.2 million and $150.0 million of deleveraging upon the refinancing of our secured term loan in January 2026 and the modification of our prior secured term loan in November 2025, respectively. Such deleveraging payments are generally funded from proceeds generated from the resolution of our loans receivable and real estate owned assets. In October 2026, we further deleveraged certain of our financing counterparties in the amount of $131.5 million and expect to continue to do so as agreed with our lenders. Our ability to make any future deleveraging payments or required principal repayments will depend upon the results of our operating activities, our total sources of liquidity, the timing, amount, and pace of resolutions of our loans and real estate owned assets, our financial condition, and the overall market conditions in which we operate, among other factors.

As of September 30, 2026, we had aggregate unfunded loan commitments of $171.0 million which is comprised of funding for capital expenditures and construction, leasing costs, and carry costs. The timing of these fundings will vary depending on the progress of capital projects, leasing, and cash flows at the properties securing our loans and equity contributions from our borrowers, if required. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the collateral property, but are expected to occur over the remaining loan term. In certain circumstances, conditions to funding may not be met by our borrowers and portions of our unfunded loan commitments may never become eligible to be drawn on.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments as of September 30, 2026 were as follows ($ in thousands):

	Payment Timing
	Total Obligations	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Unfunded loan commitments (1)	$171,017	$171,017	$—	$-	$-
Unfunded loan commitments for non-accrual, maturity default, risk rated 5 and/or delinquent loans	(158,098)	(158,098)	-	-	-
Secured financings, secured term loan, and debt related to real estate owned hotel portfolio - principal (2)(3)(4)	2,270,889	1,191,775	165,480	913,634	-
Secured financings, secured term loan, and debt related to real estate owned hotel portfolio - interest (2)(3)	335,638	110,293	188,702	36,643	-
Total	$2,619,446	$1,314,987	$354,182	$950,277	$-

(1)
The estimated allocation of our unfunded loan commitments for loans receivable held-for-investment is based on the earlier of our expected funding date and the commitment expiration date. For loans in maturity default, the related unfunded loan commitments are included in the less than one-year column. As of September 30, 2026, we have $52.6 million of in-place financings to fund our remaining commitments, excluding $13.2 million of approved and undrawn credit capacity based on existing collateral.
(2)
The allocation of our secured financings and secured term loan is based on the earlier of the fully extended maturity date (assuming conditions to extend are met) of each individual corresponding loan receivable or the maximum maturity date under the respective financing agreement, and assumes seven loans with an aggregate unpaid principal balance of $1.4 billion that are in maturity default that represent collateral for aggregate borrowings outstanding of $549.2 million have a contractual obligation to pay in less than one year.
(3)
Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured financing agreements and SOFR in effect as of September 30, 2026, will remain constant into the future. Actual amounts borrowed and rates will vary over time. Our floating rate loans and related liabilities are indexed to SOFR. Totals exclude non-consolidated senior interests.

(4)
Such financings are expected to be repaid upon the resolution of the associated loan receivable or real estate owned asset, with a portion of the proceeds from the resolution of other loans receivable and real estate owned assets within our portfolio, or through a combination thereof. We may also seek replacement financings, extension of existing financings, or other capital solutions as deemed appropriate by management.

In certain circumstances, conditions to funding may not be met by our borrowers and portions of our unfunded loan commitments may not become eligible to be drawn on, or may not be expected to be drawn on. Of the $171.0 million of unfunded loan commitments for our loans receivable held-for-investment as of September 30, 2026, the following table details the portion of unfunded loan commitments and in-place financings to fund our remaining commitments for loans receivable held-for-investment whereby conditions to funding are not currently being met, including loans on non-accrual status, in maturity default, risk rated 5, and/or which are delinquent in accordance with our revenue recognition policy ($ in thousands):

	Unfunded Loan Commitments	In-place Financing Commitments	Net Loan Commitment
Gross total commitment	$171,017	$52,567	$118,450
Non-accrual, maturity default, risk rated 5 and/or delinquent loans	(158,098)	(42,690)	(115,408)
Net loan commitment	$12,919	$9,877	$3,042

Subject to borrowers meeting future funding conditions provided for in our loan agreements, we expect to fund our $3.0 million of net loan commitments over the remaining maximum term of the related loans.

We incur to our Manager, payable in cash, a base management fee and incentive fee (to the extent earned), which are generally paid quarterly, in arrears. The tables above do not include the amounts payable to our Manager under the Management Agreement which are reflected as management fee payable - affiliate on our consolidated balance sheets.

Loan Maturities

The following table summarizes the future scheduled repayments of principal for loans receivable held-for-investment as of September 30, 2026 ($ in thousands):

	Initial Maturity		Fully Extended Maturity
Year	Unpaid Principal Balance(1)	Loan Commitment(1)	Unpaid Principal Balance(1)	Loan Commitment(1)
2026	$930,859	$938,776	$930,859	$938,776
2027	818,847	838,255	787,502	806,910
2028	50,000	50,000	81,345	81,345
2029	224,938	224,938	224,938	224,938
2030	-	-	-	-
Thereafter	-	-	-	-
Total	$2,024,644	$2,051,969	$2,024,644	$2,051,969

(1)
Excludes $1.0 billion in unpaid principal balance and $1.2 billion in loan commitments of loans receivable held-for-investment that are in maturity default with no available extension options.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash for the nine months ended September 30, 2026 and 2025 ($ in thousands):

	Nine Months Ended
	September 30, 2026	September 30, 2025
Net cash flows used in operating activities	$(10,565)	$(32,858)
Net cash flows provided by investing activities	825,846	1,529,082
Net cash flows used in financing activities	(856,744)	(1,273,463)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(41,463)	$222,761

We experienced a net decrease in cash, cash equivalents, and restricted cash of $41.5 million during the nine months ended September 30, 2026, compared to a net increase of $222.8 million during the nine months ended September 30, 2025. Refer to our consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025 for further detail.

During the nine months ended September 30, 2026, we received $534.9 million from loan repayments, received $260.3 million of loan sale proceeds, received $69.2 million from the sale of real estate owned assets, and received $485.6 million of proceeds from borrowings under our financing arrangements, net of payments for deferred financing costs, fees, and equity issuance costs. Additionally, we made $34.0 million of advances on loans, made $8.1 million of capital expenditures on our real estate owned portfolio, and made repayments on financings of $1.3 billion (inclusive of $262.2 million of deleveraging repayments).

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our REIT taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of September 30, 2026, we were in compliance with all REIT requirements.

Off-Balance Sheet Arrangements

As of September 30, 2026, we had no off-balance sheet arrangements aside from those discussed in Note 3 - Loan Portfolio, Note 4 - Equity Method Investment, and Note 14 - Commitments and Contingencies to our consolidated financial statements.

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

To estimate an annual historical loss rate, we obtained historical loss rate data for loans most comparable to our loan portfolio from a commercial mortgage-backed securities database licensed by a third party, Trepp, LLC, which contains historical loss data from the 1990s through September 30, 2026. We believe this CMBS data is the most relevant, available, and comparable data set to our portfolio.

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

Fair values of collateral assets used to determine specific CECL reserves are calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach. Estimates of fair values used to determine specific CECL reserves may include, among others, assumptions of property specific cash flows over estimated holding periods, assumptions of property redevelopment costs, assumptions of leasing activities, discount rates, market and terminal capitalization rates, and, with respect to land, value per buildable square foot. These assumptions are based upon the nature of the properties, recent and projected property cash flows, recent sales and lease comparables, and anticipated real estate and capital market conditions, among other factors which we may deem relevant. Estimates of fair values used to determine specific CECL reserves as of September 30, 2026 include discount rates ranging from 6.0% to 20.0%, market and terminal capitalization rates ranging from 4.61% to 8.75%, and, with respect to the land loan, value per buildable square foot of $140 based on current entitlements.

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

Fair values of collateral assets used to determine the initial estimated fair value of real estate owned are calculated using a discounted cash flow model, a sales comparison approach, or a market capitalization approach. Estimates of fair values used to determine real estate owned upon acquisition may include, among others, assumptions of property specific cash flows over estimated holding periods, assumptions of property redevelopment costs, assumptions of leasing activities, discount rates, market and terminal capitalization rates, and, with respect to land, value per buildable square foot. These assumptions are based upon the nature of the properties, recent and projected property cash flows, recent sales and lease comparables, and anticipated real estate and capital market conditions, among other factors which we may deem relevant. Estimates of fair values used to determine real estate owned upon acquisition during the nine months ended September 30, 2026 include assumptions of a market capitalization rate ranging from 5.00% to 5.75% and a discount rate of 8.00%.

There were no impairments of our real estate owned held-for-investment assets through September 30, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

In early 2022, the U.S. Federal Reserve began a campaign to combat inflation by increasing interest rates, ultimately resulting in benchmark interest rates increasing by 5.25 percentage points by the end of 2023. Benchmark interest rates have since shifted in both directions, declining between September 2024 and December 2025 before increasing to a federal funds target range of 3.75% to 4.00% in September 2026 as inflation persisted. Such benchmark interest rates remain elevated relative to recent historical levels, and the U.S. Federal Reserve has indicated that further changes in benchmark interest rates are dependent upon changes in economic conditions, including employment markets, and key price indices. The timing, direction, and extent of any future adjustment to benchmark interest rates by the U.S. Federal Reserve is uncertain. Elevated benchmark interest rates imposed by the U.S. Federal Reserve may continue to increase our interest expense, negatively impact the ability of our borrowers to service their debt, and reduce the value of the CRE collateral underlying our loans. Conversely, in a period of declining interest rates, the interest income on floating rate investments would decline, while any decline in the interest we are charged on our floating rate debt may not equal or exceed the decrease in interest income and the interest expense we incur. Absent $1.5 billion of unpaid principal balance related to non-accrual loans, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income.

The following table illustrates as of September 30, 2026 the impact on our net interest income and net interest income per share for the twelve-month period following September 30, 2026, assuming a decrease in SOFR of 50 and 100 basis points and an increase in SOFR of 50 and 100 basis points in the applicable interest rate benchmark (based on SOFR of 3.91% as of September 30, 2026) ($ in thousands, except per share data):

Net Floating		Decrease		Increase
Rate Exposure	Change in	100 Basis Points	50 Basis Points	50 Basis Points	100 Basis Points
$(888,099)	Net interest income	$9,163	$4,527	$(4,433)	$(8,866)
	Net interest income per share	$0.06	$0.03	$(0.03)	$(0.06)

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

Each of our repurchase agreements contains “margin maintenance” provisions, which allow the lender to require the delivery of cash or other assets to reduce the financing amount against loans that have been deemed to have experienced a diminution in value. A substantial deterioration in the commercial real estate capital markets, among other things, may negatively impact the value of assets financed with lenders that have margin maintenance provisions in their facilities. Certain of our repurchase agreements permit valuation adjustments solely as a result of collateral-specific credit events, while other repurchase agreements contain provisions also allowing our lenders to make margin calls upon the occurrence of adverse changes in the capital markets or as a result of interest rate or spread fluctuations, subject to minimum thresholds, among other factors. As of September 30, 2026, we have not received any margin calls under any of our repurchase agreements.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As of September 30, 2026, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)
None.
(b)
None.
(c)
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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

Claros Mortgage Trust, Inc.

Date: November 3, 2026	By:	/s/ Richard J. Mack
Richard J. Mack
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 3, 2026	By:	/s/ J. Michael McGillis
J. Michael McGillis
Chief Financial Officer, President and Director (Principal Financial and Accounting Officer)